Form 10-Q
period 2013-06-30
American Homes 4 Rent
filed 2013-08-23
CIK 1562401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 001-36013

AMERICAN HOMES 4 RENT

(Exact name of registrant as specified in its charter)

Maryland	46-1229660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30601 West Agoura Road, Suite 200

Agoura Hills, California 91301

(Address of principal executive offices) (Zip Code)

(805) 413-5300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At August 22, 2013, 184,856,219 Class A common shares of beneficial interest and 635,075 Class B common shares of beneficial interest were outstanding.

*	The registrant became subject to the Securities Exchange Act of 1934 on July 31, 2013.

American Homes 4 Rent

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	We are employing a new and untested business model with no proven track record, which may make our business difficult to evaluate.

•

We are a recently organized real estate investment trust (“REIT”) with a limited operating history, and we may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our shareholders.

•	We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.

•

We intend to continue to rapidly expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they have been in recent months, which could adversely impact anticipated yields.

•

Our future growth depends, in part, on the availability of additional debt or equity financing. If we cannot obtain additional financing on terms favorable or acceptable to us, our growth may be limited.

•

Our credit facility contains financial and operating covenants that could restrict our business and investment activities. Failure to satisfy these covenants could result in a default under our credit facility that could accelerate the maturity of our debt obligations, which would have a material adverse effect on our business, liquidity, results of operations and financial condition and our ability to make distributions to our shareholders.

•

Our success depends, in part, upon our ability to hire and retain highly skilled managerial, investment, financial and operational personnel, and the past performance of our senior management may not be indicative of future results.

•

Our investments are and will continue to be concentrated in our target markets and the single-family properties sector of the real estate industry, which exposes us to downturns in our target markets or in the single-family properties sector.

•	We face significant competition for acquisitions of our target properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

•	We face significant competition in the leasing market for quality tenants, which may limit our ability to rent our single-family homes on favorable terms or at all.

•

The large supply of single-family homes becoming available for purchase as a result of the heavy volume of foreclosures, combined with historically low residential mortgage rates, may cause some potential renters to seek to purchase residences rather than lease them and, as a result, cause a decline in the number and quality of potential tenants.

•

Our evaluation of properties involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties we acquire or overvaluing our properties or our properties failing to perform as we expect.

•

Single-family properties that are being sold through short sales or foreclosure sales are subject to risks of theft, mold, infestation, vandalism, deterioration or other damage that could require extensive renovation prior to renting and adversely impact our operating results.

•	If occupancy levels and rental rates in our target markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash will decline.

•

We depend on our tenants and their willingness to renew their leases for substantially all of our revenues. Poor tenant selection and defaults and non-renewals by our tenants may adversely affect our reputation, financial performance and ability to make distributions to our shareholders.

•	Declining real estate values and impairment charges could adversely affect our earnings and financial condition.

•

We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions on our Class A common shares of beneficial interest, $0.01 par value per share (“Class A common shares”).

•	Mortgage loan modification programs and future legislative action may adversely affect the number of available properties that meet our investment criteria.

•

Completion of the internalization of many of our management functions previously handled by our sponsor, American Homes 4 Rent, LLC (the “Sponsor”) has exposed us to new and additional responsibilities, costs and risks.

•

The contribution agreement we entered into in connection with the internalization of many of our management functions was negotiated between a special committee of our board of trustees and the Sponsor. Therefore, the terms of the agreement may not have been as favorable to us as if it had been negotiated with unaffiliated third parties.

•	Our board of trustees has approved a very broad investment policy and does not review or approve each acquisition decision made by the Sponsor.

•	We may be adversely affected by lawsuits alleging trademark infringement as such lawsuits could materially harm our brand name, reputation and results of operations.

•

Our fiduciary duties as the general partner of American Homes 4 Rent, L.P. (the “Operating Partnership”) could create conflicts of interest, which may impede business decisions that could benefit our shareholders.

•	As long as the Sponsor continues to perform acquisition and renovation services for us, we will depend on the Sponsor for our external growth.

•	We only recently completed our initial public offering and the price of our Class A common shares may be volatile and could decline substantially.

•	The availability and timing of cash distributions is uncertain.

•

Members of our executive team, our board of trustees, the Sponsor and the Alaska Permanent Fund Corporation (“APFC”) collectively own a significant amount of our Class A common shares or units of limited partnership in our Operating Partnership (“OP units”) exchangeable for our Class A common shares, and future sales by these holders of our Class A common shares, or the perception that such sales could occur in the future, could have a material adverse effect on the market price of our Class A common shares.

•

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a corporation, which would substantially reduce funds available for distribution to our shareholders.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance, and you should not unduly rely on them. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this report. We are not obligated to update or revise these statements as a result of new information, future events or otherwise, unless required by applicable law.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

American Homes 4 Rent

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share information)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Single-family properties:
Land	$580,433	$96,139
Buildings and improvements	2,472,921	411,706

	3,053,354	507,845
Less: accumulated depreciation	(13,850)	(2,132)

Single-family properties, net	3,039,504	505,713
Cash and cash equivalents	251,406	397,198
Restricted cash for resident security deposits	13,572	—
Rent and other receivables	7,644	6,586
Escrow deposits, prepaid expenses and other assets	27,936	11,961
Deferred costs and other intangibles, net	21,978	—
Goodwill	120,655	—

Total assets	$3,482,695	$921,458

Liabilities
Credit facility	$670,000	$—
Accounts payable and accrued expenses	75,318	11,282
Amounts payable to affiliates	21,160	5,012
Contingently convertible Series E units liability	64,881	—

Total liabilities	831,359	16,294

Commitments and contingencies
Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 129,433,425 and 38,663,998 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,294	387
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 and 667 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6	—
Additional paid-in capital	1,965,413	914,565
Accumulated deficit	(32,027)	(10,278)

Total shareholders’ equity	1,934,686	904,674
Noncontrolling interest	716,650	490

Total equity	2,651,336	905,164

Total liabilities and equity	$3,482,695	$921,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share information)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rents from single-family properties	$17,585	$184	$24,144	$280
Other	535	—	535	—

Total revenues	18,120	184	24,679	280

Expenses:
Property operating expenses
Leased single-family properties	6,859	90	9,362	133
Vacant single-family properties	4,391	96	6,120	118
General and administrative expense	811	1,487	2,436	1,657
Advisory fees	3,610	—	6,352	—
Interest expense	—	—	370	—
Noncash share-based compensation expense	279	—	453	—
Acquisition fees and costs expensed	2,099	—	3,489	—
Depreciation and amortization	10,879	77	13,784	102

Total expenses	28,928	1,750	42,366	2,010

Gain on remeasurement of equity method investment	10,945	—	10,945	—

Income / (loss) from continuing operations	137	(1,566)	(6,742)	(1,730)

Discontinued operations
Gain on disposition of assets	904	—	904	—
Income from discontinued operations	82	—	104	—

Total income from discontinued operations	986	—	1,008	—

Net income / (loss)	1,123	(1,566)	(5,734)	(1,730)
Noncontrolling interest	4,664	—	5,559	—
Conversion of preferred units	10,456	—	10,456	—

Net loss attributable to common shareholders	$(13,997)	$(1,566)	$(21,749)	$(1,730)

Weighted average shares outstanding—basic and diluted	95,971,706	3,301,667	72,234,717	3,301,667

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.16)	$(0.47)	$(0.31)	$(0.52)
Discontinued operations	0.01	—	0.01	—

Net loss attributable to common shareholders per share—basic and diluted	$(0.15)	$(0.47)	$(0.30)	$(0.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Equity

(Amounts in thousands, except share information)

(Unaudited)

	Class A common shares		Class B common shares
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2012	38,663,998	$387	667	$—	$914,565	$(10,278)	$904,674	$490	$905,164
Issuance of Class A common shares, net of offering costs of $44,003	46,718,750	467	—	—	703,030	—	703,497	—	703,497
2,770 Property Contribution	—	—	634,408	6	(356,487)	—	(356,481)	390,016	33,535
Settlement of subscription agreement	434,783	4	—	—	(4)	—	—	—	—
Management Internalization	—	—	—	—	—	—	—	65,188	65,188
Alaska Joint Venture Acquisition	43,609,394	436	—	—	703,856	—	704,292	200,195	904,487
RJ Joint Ventures Acquisition	—	—	—	—	—	—	—	61,060	61,060
Share-based compensation	6,500	—	—	—	453	—	453	—	453
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,858)	(5,858)
Conversion of preferred units	—	—	—	—	—	(10,456)	(10,456)	—	(10,456)
Net loss	—	—	—	—	—	(11,293)	(11,293)	5,559	(5,734)

Balances at June 30, 2013	129,433,425	$1,294	635,075	$6	$1,965,413	$(32,027)	$1,934,686	$716,650	$2,651,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(5,734)	$(1,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,784	102
Noncash amortization of deferred financing costs	186	—
Noncash share-based compensation	453	—
Gain on remeasurement of equity method investment	(10,945)	—
Gain on disposition of discontinued operations	(904)	—
Other changes in operating assets and liabilities:
Rent and other receivables	4,736	—
Resident security deposits	(13,572)	—
Prepaid expenses and other assets	(475)	—
Deferred leasing costs	(3,197)	—
Accounts payable and accrued expenses	23,056	—
Amounts payable to affiliates	(5,349)	—

Net cash provided by (used in) operating activities	2,039	(1,628)

Investing activities
Cash paid for single-family properties	(1,293,745)	—
Escrow deposits for purchase of single-family properties	(18,227)	—
Cash acquired in non-cash business combinations	33,099	—
Net proceeds received from sale of discontinued operations	8,844	—
Distributions from unconsolidated joint venture	3,431	—
Improvements to single-family properties	(236,849)	—

Net cash used in investing activities	(1,503,447)	—

Financing activities
Implied contribution by Sponsor for historical operations	517	1,628
Net proceeds from issuance of Class A common shares	703,497	—
Proceeds from credit facility	670,000	—
Proceeds from bridge loan	115,000	—
Payments on bridge loan	(115,000)	—
Extinguishment of RJ1 note payable	(7,600)	—
Distributions to noncontrolling interests	(5,858)	—
Deferred financing costs	(4,940)	—

Net cash provided by financing activities	1,355,616	1,628

Net decrease in cash and cash equivalents	(145,792)	—
Cash and cash equivalents, beginning of period	397,198	—

Cash and cash equivalents, end of period	$251,406	$—

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows (continued)

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Supplemental cash flow information
Cash payments for interest	$448	$—

Supplemental schedule of noncash investing and financing activities
Receivables related to property acquisitions	$1,261	$—
Accounts payable and accrued expenses related to property acquisitions	$20,201	$—
Accounts payable and accrued expenses related to deferred financing costs	$3,333	$—
Amounts payable to affiliates related to property acquisitions	$2,278	$—

Contribution of properties (see Note 9)
Single-family properties, including related assets and liabilities	$30,510	$122,481
Additional paid-in capital	$(384,221)	$(122,481)
Due from affiliates	$(2,508)	$—
Issuance of Series C convertible units to noncontrolling interest	$390,016	$—
Issuance of Class B common shares	$7,959	$—

Acquisitions (see Note 10)
Single-family properties	$966,571	$—
Cash and cash equivalents	$33,099	$—
Other net assets and liabilities	$(36,760)	$—
Deferred costs and other intangibles	$133,195	$—
Class A common shares	$(436)	$—
Additional paid-in capital	$(703,856)	$—
Issuance of Class A units to noncontrolling interest	$(221,934)	$—
Issuance of Series D units to noncontrolling interest	$(65,188)	$—
Contingently convertible Series E units liability	$(64,881)	$—
Noncontrolling interest in consolidated subsidiaries	$(39,321)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and operations

The Company is a Maryland REIT formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family properties as rental properties. As of June 30, 2013, the Company held 18,326 single-family properties in 21 states. In November and December 2012, the Company raised approximately $530,413,000 before aggregate placement agent fees and offering costs of $40,928,000, including $5,307,000 related to the value of the option issued to the Sponsor, in an offering exempt from registration under the Securities Act of 1933 (the “2012 Offering”). In March 2013, the Company raised $747,500,000 before aggregate placement agent fees and offering costs of $44,003,000 in an offering exempt from registration under the Securities Act of 1933 (the “2013 Offering”). On August 6, 2013, the Company raised $705,882,000 before aggregate underwriting discounts and offering costs of $36,952,000 in our initial public offering (the “IPO”). Concurrently with the IPO, the Company raised an additional $75,000,000 in private placements, which was made at the IPO offering price and without payment of any underwriting discount, to the Sponsor and APFC (collectively, the “2013 Concurrent Private Placements”). Additionally, on August 21, 2013, the Company raised $105,882,000 before aggregate underwriting discounts of $5,029,000 by issuing an additional 6,617,647 Class A common shares in connection with the IPO underwriters’ exercise in full of their option to purchase additional shares.

From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the “Advisor”) and the leasing, managing and advertising of our properties was overseen and directed by American Homes 4 Rent Management Holdings, LLC (the “Property Manager”), both of which were subsidiaries of the Sponsor. On June 10, 2013, we acquired the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in our Operating Partnership (the “Management Internalization”). Under the terms of the contribution agreement, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to us (see Note 10).

Prior to the Management Internalization, the Sponsor exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, certain properties contributed by the Sponsor to the Company prior to the Management Internalization have been deemed to be transactions between entities under common control, and as such, the accounts relating to the properties contributed have been recorded by us as if they had been acquired by us on the dates such properties were acquired by our Sponsor (see Note 9). Accordingly, the accompanying condensed consolidated financial statements include the Sponsor’s historical results of operations and carrying values of the properties that had been acquired by the Sponsor. The Sponsor commenced acquiring these properties on June 23, 2011, and accordingly, the statements of operations reflect activity prior to the Company’s date of formation. Therefore, the accompanying condensed consolidated financial statements are not indicative of the Company’s past or future results and do not reflect its financial position, results of operations, changes in equity, and cash flows had they been presented as if the Company had been operated independently during the periods presented.

Note 2. Significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes and therefore notes to the condensed consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements have been omitted.

Single-family properties

Transactions in which single-family properties are purchased that are not subject to an existing lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction (see Note 10) are treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company engages a third party valuation specialist to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

The value of acquired lease related intangibles is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are generally short-term in nature (six months to two years).

Intangible assets

Intangible assets are amortized on a straight-line basis over the asset’s estimated economic life and will be tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. The identified intangible assets acquired as part of the Management Internalization (see Note 10) are being amortized over the following estimated economic lives:

Amortizable Life
Trademark	4.7 years
Database	7 years

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired as part of the Management Internalization (see Note 10). Goodwill has an indefinite life and is therefore not amortized. The Company will analyze goodwill for impairment on an annual basis, or if certain events or circumstances occur, pursuant to ASC 350, Intangibles—Goodwill and Other. No impairments have been recorded as of June 30, 2013.

Deferred financing costs

Financing costs related to the origination of the Company’s bridge loan and line of credit are deferred and amortized on an effective interest method, which approximates straight-line basis over the contractual terms of the applicable financings.

Recently issued and adopted accounting standards

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard allows an entity first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the entity must calculate the fair value of the asset, compare the fair value to its carrying amount, and record an impairment charge, if the carrying amount exceeds fair value. However, if an entity concludes that it is not more likely than not that the asset is impaired, no further action is required. The qualitative assessment is not an accounting policy election. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test, and then choose to perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Note 3. Single-family properties

Single-family properties, net, consists of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Number of properties	Net book value
Leased single-family properties	10,245	$1,713,955
Single-family properties being renovated	6,074	960,156
Vacant single-family properties available for lease	2,007	365,393

Total	18,326	$3,039,504

	December 31, 2012
	Number of properties	Net book value
Leased single-family properties	1,164	$158,068
Single-family properties being renovated	1,857	261,136
Vacant single-family properties available for lease	623	86,509

Total	3,644	$505,713

Single-family properties at June 30, 2013 and December 31, 2012 include $208,156,000 and $131,819,000, respectively, related to properties for which the recorded deed of trust has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded. Depreciation expense related to single-family properties was approximately $8,972,000 and $77,000 for the three months ended June 30, 2013 and 2012, respectively, and $11,877,000 and $102,000 for the six months ended June 30, 2013 and 2012, respectively. Included in single-family properties at June 30, 2013 and December 31, 2012 are certain single-family properties contributed by the Sponsor (see Note 9).

Note 4. Deferred costs and other intangibles

Deferred costs and other intangibles, net, consists of the following as of June 30, 2013 (in thousands):

June 30, 2013
Deferred leasing costs	$5,007
Deferred financing costs	8,273
Intangible assets:
In-place lease values	6,085
Trademark	3,100
Database	2,100

24,565
Less: accumulated amortization	(2,587)

Total	$21,978

Amortization expense related to deferred leasing costs, in-place lease values, trademark and database was approximately $1,907,000 for the three and six months ended June 30, 2013, which has been included in depreciation and amortization. Amortization of deferred financing costs was $666,000 and $852,000 for the three and six months ended June 30, 2013, which has been included in gross interest, prior to interest capitalization (see Note 5).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles as of June 30, 2013 for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	In-place Lease Values	Trademark	Database
Remaining 2013	$1,863	$2,047	$3,042	$211	$133
2014	1,863	1,995	2,725	658	299
2015	—	1,548	—	658	299
2016	—	1,548	—	660	300
2017	—	284	—	658	299
Thereafter	—	—	—	135	753

Total	$3,726	$7,422	$5,767	$2,980	$2,083

Note 5. Debt

Bridge Loan

On February 25, 2013, we entered into a $250 million bridge loan with a financial institution. The bridge loan expired on May 24, 2013, bore interest at a variable rate of London Interbank Offered Rate (“LIBOR”) plus 1.5%, and provided for a $250,000 loan origination fee. The bridge loan was guaranteed by an affiliate of the Sponsor, who was not compensated for providing the guarantee. We borrowed $115,000,000 under this bridge loan through March 14, 2013, when it was paid off.

Credit facility

On March 7, 2013, we entered into a $500 million senior secured revolving credit facility with a financial institution. The amount that may be borrowed under the credit facility will generally be based on the lower of 50% of cost and the value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the “Borrowing Base”. In addition, the credit facility has an accordion feature that allows us to increase the total amount of the credit facility from $500 million up to $1 billion, subject to obtaining lender commitments, paying certain related fees and costs, and satisfying customary closing conditions.

The credit facility is secured by our Operating Partnership’s membership interests in the entities that own all of our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) cash and cash equivalents in an aggregate amount of at least $15 million; (ii) a maximum leverage ratio of 1.0 to 1.0; (iii) debt service coverage ratio of 2.0 to 1.0; and (iv) tangible net worth (as defined) being not less than $1 billion. As of June 30, 2013, the Company was in compliance with all loan covenants under the credit facility.

Borrowings up to $500 million under the credit facility are available through March 7, 2015, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the $500 million credit facility period, any outstanding borrowings will convert to a term loan for a period of one year. On June 6, 2013, we obtained a temporary increase in our credit facility, allowing us to borrow up to an additional $500 million through December 6, 2013. Borrowings under the temporary increase mature on March 6, 2014. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75%. In connection with entering into the credit facility on March 7, 2013, we agreed to pay an initial structuring fee of $5,000,000, payable in 12 monthly installments from the date of the credit facility. Additionally, in connection with obtaining the temporary increase, we paid an administrative fee of $1,250,000. These payments were recorded as deferred financing costs and are being amortized over the term of respective borrowing availability under the credit facility. Starting in December 2013, the credit facility also provides for the payment of an unused commitment fee, payable monthly, initially based on an annual rate of 0.40% of half of the average unused facility amount. As of June 30, 2013, the Company has borrowed a total of $670,000,000, including $170,000,000 under the temporary increase.

The following table outlines our gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Gross interest	$2,028	$2,398
Capitalized interest	2,028	2,028

Interest expense	$—	$370

Note 6. Accounts payable and accrued expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Accounts payable	$12,610	$259
Accrued property taxes	20,163	4,760
Other accrued liabilities	15,999	1,473
Accrued construction liabilities	12,594	3,059
Resident security deposits	13,952	1,731

Total	$75,318	$11,282

Note 7. Shareholders’ equity

Class A common shares

The Class A common shares sold in the 2013 Offering (46,718,750 shares) and the 2012 Offering (35,360,898 shares) are subject to registration rights agreements. Under the terms of these agreements, we agreed to use commercially reasonable efforts to file a resale registration statement as soon as reasonably practical but not later than November 21, 2013 (unless extended by our board of trustees for a period not to exceed 180 days). In addition, these agreements provide that if by May 20, 2014 (unless extended by our board of trustees for a period not to exceed 180 days), either (i) a shelf registration statement for the resale of the Class A common shares has not been declared effective by the SEC, or (ii) our Class A common shares have not been listed for trading on a national securities exchange, we will be required to hold a special meeting of our shareholders for the purpose of considering and voting on the removal of our trustees, unless the holders of 75% of the outstanding Class A common shares sold in the 2013 Offering and in the 2012 Offering consent to a waiver or deferral of the special meeting.

In connection with the Management Internalization (see Note 10), we entered into a registration rights agreement with the Sponsor providing for registration rights exercisable after December 10, 2015. After June 10, 2015, if we are eligible to file a shelf registration statement, the Sponsor will have the right to request that we file and maintain a shelf registration statement to register for resale the Class A common shares and securities convertible into Class A common shares that are held by the Sponsor. The Sponsor also has a right to “piggy-back” registration rights to include the Class A common shares and securities convertible into Class A common shares that the Sponsor owns in other registration statements that we may initiate.

In connection with the Alaska Joint Venture Acquisition (see Note 10), we entered into a registration rights agreement with APFC. Under the terms of such agreement, after we become eligible to file a shelf registration statement on Form S-3, APFC has a right to request that we file and maintain a shelf registration statement with the SEC to register for resale the Class A common shares acquired by APFC in connection with the Alaska Joint Venture Acquisition. APFC also has a right to “piggy-back” registration in the event we conduct future offerings of Class A common shares for our own behalf.

As discussed in Note 15, the Company sold an additional 55,422,794 Class A common shares in August 2013 in connection with the IPO, 2013 Concurrent Private Placements and full exercise of the IPO underwriters’ option to purchase an additional 6,617,647 shares.

Class B common shares

Our Sponsor received a total of 635,075 shares of Class B common shares in our Company in connection with its investment in the 2012 Offering and the 2,770 Property Contribution (see Note 9). Each Class B common share generally entitles the holder to 50 votes on all matters that the holders of Class A common shares are entitled to vote. The issuance of Class B common shares to our Sponsor allows the Sponsor a voting right associated with its investment in the Company no greater than if it had solely received Class A common shares. Additionally, when the voting interest from Class A common shares and Class B common shares are added together, a shareholder is limited to a 30% total voting interest. Each Class B common share has the same economic interest as a Class A common share.

Class A units

Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for the Company’s Class A common shares on a one-for-one basis. The Company owned 90.42% and 99.92% of the total 143,855,792 and 38,697,333 Class A units outstanding as of June 30, 2013 and December 31, 2012, respectively.

Series C convertible units

Series C convertible units represent voting equity interests in the Operating Partnership. Holders of the Series C convertible units are entitled to distributions equal to the actual net cash flow of the properties contributed as part of the 2,770 Property Contribution up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50, but will not be entitled to any distributions of income generated by any other properties or operations of our company or any liquidating distributions. Holders of the Series C units have a one-time right to convert all such units into Class A units on a unit for unit basis. If on the date of conversion, the contributed properties had not been initially leased for at least 98% of the scheduled rents (determined on an aggregate basis), then the Series C units with respect to the single-family properties leased for at least 98% of the scheduled rents (determined on an aggregate basis) will convert into Class A units, and the Series C units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing the original aggregate cost of the properties (including the acquisition fees) by $15.50, with proportionate reduction in Class B common shares. If the Series C units have not been converted by the earlier of the third anniversary of the original issue date, or the date of commencement of a dissolution or liquidation, then the Series C units will automatically convert into Class A units at the specified conversion ratio defined above. As of June 30, 2013, the Sponsor owned all of the 31,085,974 outstanding Series C convertible units.

Series D convertible units

Series D convertible units represent non-voting equity interests in the Operating Partnership. Holders of the Series D convertible units do not participate in any distributions for 30 months from the date of issuance and do not participate in any liquidating distributions at any point in time. The Series D units are automatically convertible into Class A units on a one-for-one basis only after the later of (1) 30 months after the date of issuance and (2) the earlier of (i) the date on which adjusted funds from operations per Class A common share aggregates $0.80 or more over four consecutive quarters following the closing of the Management Internalization or (ii) the date on which the daily closing price of our Class A common shares on the NYSE averages $18.00 or more for two consecutive quarters following the closing of the Management Internalization. After 30 months, the Series D units will participate in distributions (other than liquidating distributions) at a rate of 70% of the per unit distributions on the Class A units. As of June 30, 2013, the Sponsor owned all of the 4,375,000 outstanding Series D units (see Note 10).

Series E convertible units

Series E convertible units represent non-voting equity interests in the Operating Partnership. Series E convertible units do not participate in any distributions and automatically convert into Series D units, or if the Series D units have previously converted into Class A units, into Class A units, on February 29, 2016 subject to an earn-out provision based on the level of pro forma annualized EBITDA contribution, as defined, of the Advisor and the Property Manager. Based on the terms of the earn-out provision, if pro forma annualized EBITDA contribution, as defined, equals or exceeds $28 million during the six-month period ending December 31, 2015 (the “measurement period”), the Series E units will convert into Series D units (or if the Series D units have previously converted into Class A units, into Class A units) on a one-for-one basis at February 29, 2016. If, during the measurement period, the pro forma annualized EBITDA contribution, as defined, is less than $28 million, the Series E units will convert into a number of Series D units (or if the Series D units have previously converted into Class A units, into Class A units) determined by (1) dividing (A) Pro Forma Annualized EBITDA Contribution during the Measurement Period less $14 million by (B) $14 million and (2) multiplying that result by 4,375,000. Series E units which are not converted at the end of the measurement period, if any, will be cancelled.

Because the Series E units may potentially be settled by issuing a variable number of Series D units or Class A units, the Series E units have been recorded at fair value and reflected as a liability in accordance with ASC 480, Distinguishing Liabilities and Equity, in the accompanying condensed consolidated balance sheets and will be marked to market each period. As of June 30, 2013, the Sponsor owned all of the 4,375,000 outstanding Series E units (see Note 10).

3.5% convertible perpetual preferred units

In connection with the Company’s acquisition of a Class B ownership interest in RJ American Homes 4 Rent Investments, LLC (“RJ LLC”) on December 31, 2012 (see Note 10), the Company issued 653,492 3.5% convertible perpetual preferred units (“Preferred Units”) to the Sponsor. The Preferred Units represented non-voting equity interest in the Operating Partnership and entitled the holder to a preferred annual distribution equal to $0.525 per unit, when authorized and declared by the general partner of the Operating Partnership (i.e., the Company). Distributions accrued on a cumulative basis from the date of original issue and were payable quarterly. Preferred Units were entitled to a liquidation preference that ranked above all other equity interests in the Operating Partnership and were payable in cash or property at fair market value (as determined by the general partner) of $15.00 per Preferred Unit, plus any accrued and unpaid distributions upon any liquidation or dissolution. Beginning on June 30, 2013, the Sponsor had a one-time right to tender all of the Preferred Units for Class A units of the Operating Partnership on a one-for-one basis.

In connection with the Sponsor’s contribution of its remaining ownership interest in RJ LLC to the Company on June 14, 2013, all of the outstanding 653,492 Preferred Units held by the Sponsor were converted into Class A units (see Note 10).

2012 Equity Incentive Plan

In 2012, we adopted the 2012 Equity Incentive Plan (the “Plan”) to provide persons with an incentive to contribute to the success of the Company and to operate and manage our business in a manner that will provide for the Company’s long-term growth and profitability. The Plan provides for the issuance of up to 1,500,000 Class A common shares through the grant of a “variety of awards” including stock options, stock appreciation rights, restricted stock, unrestricted shares, dividend equivalent rights and performance-based awards. The Plan terminates in November 2022, unless it is earlier terminated by the board of trustees. In April 2013, our board of trustees approved an amendment to the Plan allowing for an increase in the maximum number of Class A common shares available for issuance from 1,500,000 to 6,000,000.

In 2012, we granted stock options for 50,000 shares to trustees of the Company. These options vest over 4 years and expire 10 years from the date of grant. All of these options were outstanding as of June 30, 2013, and none were exercisable at that time. Noncash share-based compensation expense related to these options is based on the estimated fair value on the date of grant and is recognized in expense over the service period. Such expense is adjusted to consider estimated forfeitures. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period.

During 2012, the Company also granted stock options for 650,000 Class A common shares to certain employees of our Sponsor and its subsidiaries. During the six months ended June 30, 2013, 30,000 options were cancelled, no options were granted, and no options were exercised. None of these options were exercisable as of June 30, 2013. These options vest over 4 years and expire 10 years from the date of grant. Because these options were originally granted to nonemployees of the Company, noncash share-based compensation expense was initially recorded based on the estimated fair value of the options at grant date and was re-measured at the end of each period. As a result of the Management Internalization on June 10, 2013, certain former employees of the Sponsor became employees of the Company and, accordingly, stock options for 485,000 Class A common shares were reclassified as grants to employees and re-measured as of the date of the Management Internalization.

Total shared-based compensation expense related to stock options was $167,000 and $341,000 for the three and six months ended June 30, 2013, respectively. Such expense is adjusted to consider estimated forfeitures. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period. Also included in noncash share-based compensation expense for the three and six months ended June 30, 2013 was $112,000 associated with 6,500 Class A common shares issued to our trustees on April 4, 2013.

Subscription agreement

In 2012, we entered into a subscription agreement with the Sponsor under which the Sponsor had the option to purchase 3,333,334 Class A common shares through November 21, 2015 for an aggregate purchase price of $50,000,000 ($15.00 per share), the price per share of our Class A common shares in the 2012 Offering (the “Subscription Agreement”).

On April 16, 2013, the Company entered into an agreement with the Sponsor to fully settle the Subscription Agreement based on a price of $17.25 per share, a price determined based on the most recent trade in the Company’s shares at the time of settlement. Such settlement resulted in the issuance of 434,783 Class A common shares to the Sponsor.

Noncontrolling interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheet primarily consists of the interest held by the Sponsor in the Company’s Operating Partnership. As of June 30, 2013 and December 31, 2012, the Sponsor owned approximately 9.58% and 0.1%, respectively, of the Class A units in the Operating Partnership. Additionally, the Sponsor owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of June 30, 2013. The Sponsor also owned all 653,492 Preferred Units in the Operating Partnership as of December 31, 2012, which were converted into Class A units on June 14, 2013 (see Note 10). Also included in noncontrolling interest are the outside ownership interests in the Company’s consolidated subsidiaries, RJ American Homes 4 Rent One, LLC (“RJ1”) and RJ American Homes 4 Rent Two, LLC (“RJ2”) (see Note 10).

Noncontrolling interest as reflected in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2013 primarily consisted of $4,698,000 and $5,510,000, respectively, of preferred income allocated to Series C convertible units, $71,000 and $157,000, respectively, of preferred income allocated to Preferred Units (prior to the date of conversion) and $107,000 and $110,000, respectively, of net loss allocated to Class A units. Also included in noncontrolling interest in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2013 was $2,000 of net income allocated to noncontrolling interests in the Company’s two consolidated subsidiaries, RJ1 and RJ2.

Note 8. Related party transactions

Equity ownership

As of June 30, 2013 and December 31, 2012, our Sponsor owned approximately 2.9% and 8.5% of our outstanding Class A common shares, respectively. On a fully-diluted basis, the Sponsor held (including consideration of 635,075 and 667 Class B common shares as of June 30, 2013 and December 31, 2012, respectively, 13,787,292 and 32,668 Class A common units as of June 30, 2013 and December 31, 2012, respectively, 653,492 Preferred Units as of December 31, 2012, 31,085,974 Series C convertible units as of June 30, 2013, 4,375,000 Series D units as of June 30, 2013, 4,375,000 Series E units as of June 30, 2013 and common shares issuable upon exercise of the option pursuant to the subscription agreement as of December 31, 2012) (see Note 7), an approximate 31.6% and 17.2% interest at June 30, 2013 and December 31, 2012, respectively.

Advisory Management Agreement

In November 2012, the Company entered into an advisory management agreement with the Advisor under which the Advisor was responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations, subject to the oversight by our board of trustees. For performing these services, we paid the Advisor an advisory management fee equal to 1.75% per year of adjusted shareholders’ equity, as defined, calculated and paid quarterly in arrears. Additionally, concurrently with the

2,770 Property Contribution, commencing February 28, 2013 the Advisor agreed to a permanent reduction in the advisory management fee equal to $9,800,000 per year (see Note 9). Upon completion of the Management Internalization on June 10, 2013 (see Note 10), the Advisor became a wholly-owned subsidiary of our Operating Partnership and accordingly, there will be no future advisory management fees in our condensed consolidated statement of operations.

For the three and six months ended June 30, 2013, advisory management fees incurred to the Advisor prior to the Management Internalization were $3,610,000 and $6,352,000, respectively. As of December 31, 2012, accrued advisory management fees were $937,000, which have been included in amounts payable to affiliates in the accompanying condensed consolidated balance sheets.

Property Management Agreement

In November 2012, the Company entered into a property management agreement with the Property Manager under which the Property Manager generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We paid our Property Manager a property management fee equal to 6% of collected rents and a leasing fee equal to one-half month of each lease’s annual rent. Upon completion of the Management Internalization on June 10, 2013 (see Note 10), the Property Manager became a wholly-owned subsidiary of our Operating Partnership and accordingly, there will be no future property management fees in our condensed consolidated statement of operations.

For the three and six months ended June 30, 2013, property management fees incurred to the Property Manager prior to the Management Internalization were $1,061,000 and $1,264,000, respectively, which have been included in property operating expenses in the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2013, leasing fees incurred to the Property Manager prior to the Management Internalization were $2,461,000 and $2,888,000, respectively, which have been included in deferred costs and other intangibles, net in the accompanying condensed consolidated balance sheets.

Agreement on Investment Opportunities

In November 2012, the Company entered into an “Agreement on Investment Opportunities” with the Sponsor under which we pay an acquisition and renovation fee equal to 5% of all costs and expenses we incur in connection with the initial acquisition, repair and renovation of single-family properties (net of any broker fees received by the Property Manager) for its services in identifying, evaluating, acquiring and overseeing the renovation of the properties we purchase. In connection with the Management Internalization on June 10, 2013 (see Note 10), we entered into an Amended and Restated Agreement on Investment Opportunities. Under the amended and restated agreement, on December 10, 2014, the Sponsor will cease providing acquisition and renovation services for us and we will cease paying the acquisition fee. No termination or other fee will be due on December 10, 2014 in connection with the termination of the Sponsor providing such services. On September 10, 2014, we will have the right to offer employment, that would commence on December 10, 2014, to all of the Sponsor’s acquisition and renovation personnel necessary for our operations. Additionally, the Sponsor is required to pay the Company a monthly fee of $100,000 through December 10, 2014 for maintenance and use of certain intellectual property transferred to us in the Management Internalization, which is included in other revenue in the accompanying condensed consolidated statements of operations (see Note 10).

During the three and six months ended June 30, 2013, we incurred $44,514,000 and $72,373,000 in aggregate acquisition and renovation fees to the Sponsor under the terms of this agreement, $43,189,000 and $70,053,000 of which has been capitalized related to asset acquisitions and included in the cost of the single-family properties, and $1,325,000 and $2,320,000 has been expensed related to property acquisitions with in-place leases, respectively. As of June 30, 2013 and December 31, 2012, accrued and unpaid acquisition and renovation fees were $5,082,000 and $2,811,000, respectively, which have been included in the amounts payable to affiliates in the accompanying condensed consolidated balance sheet.

Insurance

Prior to the Management Internalization on June 10, 2013, a component of the Company’s property insurance coverage for our single-family properties was provided through a “captive” insurance program organized by affiliates of the Sponsor. In connection with the Management Internalization, we cancelled our insurance with the captive insurance company, which eliminated annual premiums payable to the captive insurance company and resulted in us self-insuring this component of our property insurance going forward.

Insurance expense paid to affiliates of the Sponsor prior to the Management Internalization was $387,000 and $630,000 during the three and six months ended June 30, 2013, respectively. Such insurance expense is included in property operating expenses in the accompanying condensed consolidated statement of operations.

Employee Administration Agreement

In connection with the Management Internalization on June 10, 2013 (see Note 10), we entered into an employee administration agreement with Malibu Management, Inc. (“MMI”), an affiliate of the Sponsor, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of the Sponsor. Under terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and are able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We are required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We do not pay any fee or any other form of compensation to MMI. Total compensation and benefit costs passed through to us under the agreement for the period from June 10, 2013 through June 30, 2013 totaled $1,224,000, which has been included in amounts payable to affiliates.

Allocated General and Administrative Expenses

The Company received an allocation of general and administrative expenses from the Sponsor that were either clearly applicable to or were reasonably allocated to the operations of the properties contributed by our Sponsor (see Note 9). Allocated general and administrative expenses from the Sponsor were $0 and $1,483,000 for the three months ended June 30, 2013 and 2012, respectively, and $993,000 and $1,653,000 for the six months ended June 30 2013, and 2012, respectively, and have been included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 9. Contributions by our Sponsor

Contribution in connection with 2012 Offering

In connection with the 2012 Offering, on December 31, 2012, our Sponsor made an investment in our Company by contributing 367 single-family properties and $556,000 in cash. The contributed single-family properties were valued at $49,444,000, which approximated the Sponsor’s purchase price plus renovation costs incurred through November 5, 2012, an acquisition fee of 5% (based on the purchase price plus renovations costs through November 5, 2012) and all other out-of-pocket costs anticipated to have been incurred by the Sponsor in connection with the contribution of the properties, including transfer costs, title insurance premiums and legal fees. In connection with this contribution, our Sponsor received 3,300,000 Class A common shares, 667 Class B common shares and 32,667 Class A units (see Note 7). This transaction has been deemed to be between “entities under common control” under the provisions of ASC 805, Business Combinations, and as such, the accounts relating to the properties contributed have been reflected retroactively in the accompanying condensed consolidated financial statements based on the results of operations and net book value recorded by our Sponsor of $47,646,000 as of date of the contribution, without consideration of the acquisition fees. Costs to transfer title to the properties of $455,000 to us were expensed. The contribution agreement was entered into and effective December 31, 2012 and provides that the Sponsor has conveyed all legal and beneficial right, title and interest in the contributed properties on that date.

2,770 Property Contribution

On February 28, 2013, we entered into an agreement with our Sponsor providing for the contribution of 2,770 single-family properties for total consideration of $491,666,000 (the “2,770 Property Contribution”). Our Sponsor had acquired 33 of these properties in 2011, 2,628 in 2012 and 109 in 2013. The consideration to our Sponsor was 31,085,974 Series C convertible units in our Operating Partnership and 634,408 Class B common shares valued at $15.50 per unit/share, which approximates fair value (see Note 7). Because the 2,770 Property Contribution has been deemed to be a transaction between entities under common control, the accounts relating to the properties contributed have been recorded by us as if they had been acquired by us on the dates such properties were acquired by our Sponsor.

The following table summarizes the net assets and historical net loss of the 2,770 single-family properties based on the dates such properties were acquired by our Sponsor through the date of the 2,770 Property Contribution (amounts in thousands, except number of properties):

	Period from June 23, 2011 to December 31, 2012	Period from January 1, 2013 to February 28, 2013	Total as of February 28, 2013 (transaction date)
Number of properties	2,661	109	2,770
Single family properties	$365,937	$20,563	$386,500
Other assets	7,203	(2,086)	5,117
Other liabilities	(8,183)	558	(7,625)

Net assets contributed	$364,957	$19,035	$383,992

Rents from single family properties	$4,413	$3,720	$8,133
Property operating expenses	(3,326)	(1,920)	(5,246)
Depreciation	(2,021)	(1,324)	(3,345)
Allocated general and administrative expenses	(6,996)	(993)	(7,989)

Net loss	$(7,930)	$(517)	$(8,447)

Contributed net assets and net loss	$372,887	$19,552	$392,439

The net assets of the properties and the related historical net loss has been reflected as a credit to additional paid-in capital during the period such properties were acquired by the Sponsor.

Upon consummation of the transaction on February 28, 2013, the total $386,500,000 net asset value of the properties was reclassified from additional paid-in capital in connection with the issuance of $378,770,000 Series C units in our Operating Partnership and $7,730,000 Class B common shares (see Note 7). Additionally, the other net liabilities associated with the properties of $2,508,000 as of February 28, 2013 have been reclassified from additional paid-in capital to due from affiliates, as these amounts will be subsequently settled in cash by the Sponsor.

Pursuant to the agreement, the Sponsor is responsible for all costs of transfer of the properties and for paying costs associated with the completion of initial renovation of the properties after we acquire them. The costs of such improvements for the period from March 1, 2013 to June 30, 2013 were $11,475,000. This amount has been reflected as an addition to the net asset value of the contributed properties, with a corresponding increase of $11,246,000 and $229,000 to the Series C units in our Operating Partnership and Class B common shares, respectively, issued in connection with the 2,770 Property Contribution.

The total reduction to additional paid-in capital of $356,487,000 reflected in the accompanying condensed consolidated statement of equity for the six months ended June 30, 2013 consists of the $386,500,000 reclassification of the net asset value of the 2,770 properties, offset by (i) the $19,552,000 credit associated with the 109 properties acquired by our Sponsor from January 1, 2013 to February 28, 2013, (ii) $7,953,000 in excess of $6,000 par value associated with issuance of the 634,408 Class B common shares and (iii) the $2,508,000 reclassification of the other net liabilities associated with the properties to due from affiliates.

Concurrently with this transaction, commencing February 28, 2013 the Advisor agreed to a permanent reduction in the advisory fee (see Note 8) of $9,800,000 per year.

Note 10. Acquisitions and Dispositions

Management Internalization

On June 10, 2013, the Company completed the Management Internalization for the purpose of internalizing its corporate and property operations management and acquired 100% of the membership interests in the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in our Operating Partnership. Under the terms of the respective contribution agreement, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to the Company. In connection with the Management Internalization, the Company also:

•

Modified the preexisting Agreement on Investment Opportunities between the Company and the Sponsor to: (i) preclude the Sponsor from providing advisory or property management services to third parties investing in any type of business relating to investment in, ownership of or rental of single-family homes; (ii) increase from 20% to 100% the Company’s right to receive promoted interests in any future outside investment vehicles, as defined; (iii) cease the Sponsor’s rendering of acquisition and renovation services to the Company and eliminate the related 5% fee paid to the Sponsor on December 10, 2014; (iv) provide the Company with the right to offer employment on September 10, 2014, that would commence on December 10, 2014, to all of the Sponsor’s acquisition and renovation personnel necessary for our operations; and (v) require the Sponsor to pay us a monthly fee of $100,000 through December 10, 2014 for maintenance and use of certain intellectual property transferred to us in the Management Internalization (see Note 8).

•	Entered into a registration rights agreement with the Sponsor providing for registration rights exercisable after December 10, 2015 (see Note 7).

•	Cancelled insurance policies previously provided by a captive insurance company affiliated with the Sponsor (see Note 8).

The fair value of the Series D units and Series E units has been estimated to be $65,188,000 and $64,881,000, respectively, as of the date of issuance using a Monte Carlo Simulation model. A Monte Carlo simulation was incorporated given that the values of the securities were path dependent, meaning that their value depends on the average of a sequence of the prices of the underlying asset over some predetermined period of time. Inputs to the model include a risk-free rate corresponding to the assumed timing of the conversion date and a volatility input based on the historical volatilities of selected peer group companies. The starting point for the simulation was the most recent trading price in the Company’s Class A common shares, into which the Series D and Series E units are ultimately convertible. The timing of such conversion was based on the provisions of the contribution agreement and the Company’s best estimate of the events that trigger such conversions (see Note 7).

The following table summarizes the fair values of the assets acquired as part of the Management Internalization as of the date of acquisition (in thousands):

Buildings and improvements	$4,214
Identified intangible assets:
Trademark	3,100
Database	2,100
Goodwill	120,655

Fair value of acquired assets	$130,069

The above intangible assets acquired in connection with the Management Internalization have been valued in accordance with ASC 805, Business Combinations, which requires that an intangible asset is recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable. An asset is considered separable if it (a) is capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged, or (b) can be conveyed in combination with a related asset or liability. Pursuant to ASC 820, Fair Value Measurements and Disclosures, the inputs used in the valuation of these intangible assets consisted primarily of Level 2 and Level 3 inputs. The goodwill of $120,655,000 arising from the acquisition consists largely of the synergies, economies of scale and cost savings expected from the Management Internalization.

Under the terms of the Management Internalization contribution agreement, net monetary assets, as defined, of the Advisor and Property Manager as of June 10, 2013 are to be settled in cash between the Company and the Sponsor within 45 days of the date of the transaction. Accordingly, estimated net monetary assets of $6,979,000, including estimated cash and cash equivalents of $8,982,000, were recorded in connection with the Management Internalization, with an offsetting liability reflected in amounts payable to affiliates.

Since the date of the Management Internalization, the Company has consolidated the Advisor and the Property Manager and the results of these operations are reflected in the accompanying condensed consolidated financial statements.

Alaska Joint Venture Acquisition

On June 11, 2013, the Company acquired 100% of the membership interests in American Homes 4 Rent I, LLC (the “Alaska Joint Venture”) from APFC and the Sponsor for a purchase price of $904,487,000 (the “Alaska Joint Venture Acquisition”). The purchase price consisted of the issuance of 43,609,394 Class A common shares in the Company to APFC and 12,395,965 Class A units in the Operating Partnership to the Sponsor (see Note 7). As part of the Alaska Joint Venture Acquisition, the Company acquired a portfolio of 4,778 single-family properties, as well as the right to receive all net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013. Net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013 and prior to the Company’s ownership on June 11, 2013 were approximately $1,896,000, which have been included in the assets acquired as part of the Alaska Joint Venture Acquisition. The Company completed the Alaska Joint Venture Acquisition for the purpose of acquiring a portfolio of 4,778 single-family properties, which was 75% leased as of the date of acquisition.

The following table summarizes the fair values of the assets acquired as part of the Alaska Joint Venture Acquisition as of the date of acquisition (in thousands):

Land	$156,648
Building and improvements	740,396
Receivable for net cash flows prior to acquisition date	1,896
In-place lease values	5,547

Fair value of acquired assets	$904,487

Pursuant to the Alaska Joint Venture Acquisition contribution agreement, net monetary assets, as defined, of the Alaska Joint Venture as of April 30, 2013 are to be used to fund all remaining initial repair and renovation costs of the 4,778 single-family properties, with any potential shortfalls to be paid for by the Sponsor. At December 31, 2013, any remaining net monetary assets will be distributed to APFC and the Sponsor. Accordingly, estimated net monetary assets of $12,995,000, including estimated cash and cash equivalents of $22,989,000, were recorded in connection with the Alaska Joint Venture Acquisition, with an offsetting liability reflected in amounts payable to affiliates.

Since the date of the Alaska Joint Venture Acquisition, the Company has consolidated the Alaska Joint Venture and the results of its operations are reflected in the accompanying condensed consolidated financial statements.

RJ Joint Ventures Acquisition

On August 10, 2012, the Sponsor formed RJ LLC, as the sole owner and managing member, for the purpose of sponsoring and managing investment vehicle joint ventures with accredited investors identified by Raymond James. On September 20, 2012, RJ LLC formed its first investment vehicle, RJ1, with an initial capital contribution of 177 single-family properties from the Sponsor, prior to selling a 67% Class A ownership interest in RJ1 to third party accredited investors (the “RJ1 Investors”). After the sale to the RJ1 Investors, RJ LLC’s remaining interest in RJ1 consisted of a 33% managing member Class B equity interest and 100% of a promoted interest that is earned after the RJ1 Investors achieve certain preferred returns.

On December 31, 2012, the Company acquired a newly created Class B ownership interest in RJ LLC from the Sponsor in exchange for 653,492 Preferred Units (see Note 7), which entitled the Company to all operating cash distributions and 20% of promoted interest distributions made from RJ1 to RJ LLC (the “RJ1 2012 Transaction”). As the RJ1 2012 Transaction was completed prior to the Management Internalization, it was deemed to be a transaction between “entities under common control” under the provisions of ASC 805, Business Combinations, and accordingly, the Company’s Class B interest in RJ LLC was recorded at the Sponsor’s carryover basis of zero. As a result, the Preferred Units issued to the Sponsor were also recorded with no initial basis.

On March 15, 2013, RJ LLC formed its second investment vehicle, RJ2, with an initial capital contribution of 214 single-family properties from the Sponsor, prior to selling a 67% Class A ownership interest in RJ2 to third party accredited investors (the “RJ2 Investors”). After the sale to the RJ2 Investors, RJ LLC’s remaining interest in RJ2 consisted of a 33% managing member Class B equity interest and 100% of a promoted interest that is earned after the RJ2 Investors achieve certain preferred returns.

On June 14, 2013, the Sponsor contributed its remaining ownership interest in RJ LLC to the Company, 653,492 Preferred Units held by the Sponsor were converted into 653,492 Class A units (the “Preferred Unit Conversion”) and the Company issued 705,167 additional Class A units to the Sponsor (collectively, the “2013 RJ Transaction”). The fair value of the 705,167 Class A units issued has been estimated to be $11,283,000, which has been determined using the most recent trading price in the Company’s Class A common shares, into which the Class A units are convertible into on a one-for-one basis. Additionally, our Operating Partnership made a $7.6 million loan to RJ1, the proceeds of which were used to extinguish the balance of an outstanding loan as of the date of the 2013 RJ Transaction. The Company completed the 2013 RJ Transaction for the purpose of gaining 100% ownership of RJ LLC and therefore control over RJ1 and RJ2. As of the date of the 2013 RJ Transaction, the RJ1 and RJ2 portfolios collectively consisted of 377 single-family properties.

The following table summarizes the fair values of the net assets of RJ LLC, RJ1 and RJ2 that the Company gained control over on June 14, 2013 and the associated 67% noncontrolling interest held by the RJ1 Investors and RJ2 Investors in RJ1 and RJ2, respectively (in thousands):

Land	$10,340
Building and improvements	54,123
In-place lease values	539
Cash and cash equivalents	1,128
Other current assets and liabilities, net	(311)
Note payable	(7,600)
Noncontrolling interest	(39,321)

Fair value of acquired net assets	$18,898

As the Company gained control over RJ LLC after the date of the Management Internalization on June 10, 2013, the carrying value of the Company’s Class B interest in RJ LLC has been remeasured to fair value in accordance with ASC 805, Business Combinations. The following table summarizes the carrying value and fair value of the Company’s Class B interest in RJ LLC as of June 14, 2013 and the resulting gain on remeasurement of approximately $10.9 million, which has been recognized in the accompanying condensed consolidated statements of operations (in thousands):

Fair value of existing Class B interest	$7,615
Carrying value of Class B interest	(3,330)

Gain on remeasurement of equity method investment	$10,945

The fair value of the Company’s existing Class B interest has been determined using an income approach valuation technique based on the assets of RJ1 underlying the Company’s Class B interest in RJ LLC.

Because the Preferred Unit Conversion was not subject to an inducement offer and represented an in-substance redemption of the 653,492 Preferred Units, the $10,456,000 fair value of the 653,492 Class A units in excess of the zero carrying value of the 653,492 Preferred Units has been reflected as a reduction to net income attributable to common shareholders in the accompanying condensed consolidated statements of operations in accordance with ASC 260-10-S99-2, The Effect on the Calculation of Earnings per Shares for the Redemption or Induced Conversion of Preferred Stock. The fair value of the Class A units issued in connection with the 2013 RJ Transaction has been determined using the most recent trading price in the Company’s Class A common shares, into which the Class A units are convertible into on a one-for-one basis.

Since the date of the 2013 RJ Transaction, the Company has consolidated RJ LLC, RJ1 and RJ2 and the related results of operations are reflected in the accompanying condensed consolidated financial statements.

The following table presents the total revenues and net income attributable to the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction that is included in our condensed consolidated statement of operations from the respective transaction dates through June 30, 2013 (in thousands):

	Management Internalization	Alaska Joint Venture Acquisition	2013 RJ Transaction
	Period from June 10, 2013 to June 30, 2013	Period from June 11, 2013 to June 30, 2013	Period from June 14, 2013 to June 30, 2013
Total revenues	$239	$2,871	$278
Net (loss) / income	$(2,112)	$(280)	$4

The following table presents the Company’s supplemental consolidated pro forma total revenues and net income as if the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Pro forma total revenues (1)	$28,631	$1,853	$42,995	$2,493
Pro forma net loss (1)	$(20,877)	$(4,154)	$(26,293)	$(5,195)

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction occurred on January 1, 2012.

Due to the inherent complexity of the accompanying condensed consolidated financial statements as a result of the transactions completed between entities under common control (see Note 9), management believes that presentation of pro forma net loss attributable to common shareholders and on a per share basis is not meaningful and has therefore only presented pro forma total revenues and net income as if the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2012 above.

Sale of southern California properties

On June 27, 2013, the Company sold 38 single-family properties located in southern California for a gross sales price of $8,900,000, before commissions and closing costs, resulting in a gain on sale of $904,000, which has been reflected as gain on disposition of assets in the accompanying condensed consolidated statements of operations.

Note 11. Net loss per share

The following table reflects the computation of net loss per share on a basic and diluted basis for the three and six months ended June 30, 2013 and 2012 (in thousands, except share information):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income / loss (numerator):
Net income / (loss) from continuing operations	$137	$(1,566)	$(6,742)	$(1,730)
Income from discontinued operations	986	—	1,008	—
Noncontrolling interest	4,664	—	5,559	—
Conversion of preferred units	10,456	—	10,456	—

Net loss attributable to common shareholders	$(13,997)	$(1,566)	$(21,749)	$(1,730)

Weighted-average shares (denominator):
Class A common shares issued in formation transactions	3,301,000	3,301,000	3,301,000	3,301,000
Class B common shares issued in formation transactions	667	667	667	667
Class A common shares issued in 2012 Offering	35,362,998	—	35,362,998	—
Class A common shares issued in 2013 Offering	46,718,750	—	28,134,496	—
Class B common shares issued in connection with 2,770 Property Contribution	634,408	—	431,117	—
Class A common shares issued to members of board of trustees	6,286	—	3,160	—
Class A common shares issued in settlement of subscription agreement	363,115	—	182,561	—
Class A common shares issued in connection with Alaska Joint Venture Acquisition	9,584,482	—	4,818,718	—

Total weighted-average shares	95,971,706	3,301,667	72,234,717	3,301,667

Net loss per share- basic and diluted:
Loss from continuing operations	$(0.16)	$(0.47)	$(0.31)	$(0.52)
Income from discontinued operations	0.01	—	0.01	—

Net loss per share- basic and diluted	(0.15)	(0.47)	(0.30)	(0.52)

The Company accounted for the issuance of 3,301,000 Class A common shares and 667 Class B common shares associated with the initial contribution by the Sponsor in December 2012, to be a formation transaction and has reflected these shares outstanding as of the earliest period presented.

Total weighted average shares for the three and six months ended June 30, 2013 shown above excludes an aggregate of 35,775,468 and 54,293,266, respectively, of shares or units in our Operating Partnership (see Note 7), the subscription agreement (see Note 7), and stock options (see Note 7) because they were antidilutive and not related to the formation of the Company.

Due to the inherent complexity of the accompanying condensed consolidated financial statements as a result of the transactions completed between entities under common control (see Note 9), management does not consider the historical net loss per share computations to be meaningful.

Note 12. Commitments and contingencies

In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of June 30, 2013 and December 31, 2012, the Company had aggregate outstanding commitments of $9,382,000 and $1,694,000, respectively, in connection with these contracts.

As of June 30, 2013 and December 31, 2012, we had commitments to acquire 1,152 and 462 single-family properties, respectively, with an aggregate purchase price of $167,318,000 and $70,082,000, respectively.

We are involved in various legal proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position.

Note 13. Noncash transactions

On February 28, 2013, our Sponsor contributed 2,770 single-family properties to the Company with a net carrying cost of $386,500,000 in exchange for 31,085,974 Series C convertible units in our Operating partnership and 634,408 Class B common shares (see Note 9).

On June 10, 2013, we acquired the Advisor and Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in the Operating Partnership (see Note 10).

On June 11, 2013, we acquired the Alaska Joint Venture from APFC and the Sponsor in exchange for 43,609,394 Class A common shares in the Company and 12,395,965 Class A units in the Operating Partnership (see Note 10).

On June 14, 2013, the Sponsor contributed its remaining ownership interest in RJ LLC to the Company, 653,492 Preferred Units held by the Sponsor were converted into 653,492 Class A units and the Company issued 705,167 additional Class A units to the Sponsor (see Note 10).

Note 14. Fair Value

Fair value is a market-based measurement, and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1—Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

•

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amount of rents and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts.

As the Company’s credit facility bears variable interest at 30 day LIBOR plus 2.75% and was recently entered into on March 7, 2013 (see Note 5), management believes the carrying value of the credit facility as of June 30, 2013 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

The Company’s contingently convertible series E units liability (see Note 10) is the only financial instrument recorded at fair value on a recurring basis within our consolidated financial statements and is valued using a Monte Carlo Simulation model. A Monte Carlo simulation is incorporated given that the value of the securities is path dependent, meaning that their value depends on the average of a sequence of the prices of the underlying asset over some predetermined period of time. Inputs to the model include a risk-free rate corresponding to the assumed timing of the conversion date and a volatility input based on the historical volatilities of selected peer group companies. The starting point for the simulation is the most recent trading price in the Company’s Class A common shares, into which the Series E units are ultimately convertible. The timing of such conversion is based on the provisions of the contribution agreement and the Company’s best estimate of the events that trigger such conversions. The following table sets forth the fair value of the contingently convertible series E units liability as of June 30, 2013 (in thousands):

		June 30, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingently convertible Series E units liability	$64,881	$—	$—	$64,881

Changes in inputs or assumptions used in the Monte Carlo simulation used to value the contingently convertible Series E units liability may have a material impact on the resulting valuation. There were no changes in fair value of the Series E units liability between June 10, 2013 (date of issuance) and June 30, 2013.

Note 15. Subsequent events

Subsequent acquisitions

During July 2013, we acquired 1,499 properties with an aggregate purchase price of $208,762,000 compared to 1,872 properties with an aggregate purchase price of $272,091,000 during June 2013. In August 2013, our pace of acquisitions is expected to decline further. The slowing in our pace of acquisitions is the result of our effort to match our capital investments with our capital raising activities. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Initial Public Offering and Concurrent Private Placements

On August 6, 2013, the Company raised $705,882,000 before aggregate underwriting discounts and offering costs of $36,952,000 in an IPO. Concurrently with the IPO, the Company raised an additional $75,000,000 in the 2013 Concurrent Private Placements at the IPO price of $16.00 per share and without payment of any underwriting discount or placement fee. On August 21, 2013, the Company raised $105,882,000 before aggregate underwriting discounts of $5,029,000 by issuing an additional 6,617,647 Class A common shares in connection with the IPO underwriters’ exercise in full of their option to purchase additional shares.

Borrowings on Credit Facility

From July 1, 2013 through August 6, 2013, the Company borrowed an additional $170,000,000 under the credit facility (see Note 5). On August 6, 2013, the loan had an outstanding balance of $840,000,000, and was paid down by $716,000,000 from the proceeds of our IPO. Upon the occurrence of this paydown, maximum borrowings under this loan were reduced to $500,000,000. On August 21, 2013 and August 22, 2013, the Company made additional payments on the credit facility totaling $90,000,000 using proceeds of the IPO underwriters’ exercise in full of their option to purchase additional shares. After the additional payments totaling $90,000,000, the credit facility had an outstanding balance of $34,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors”.

Overview

We are a Maryland REIT focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of our Sponsor, which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market. Mr. Hughes has over 40 years of experience in the real estate business and a successful track record as co-founder and former chairman and chief executive officer of Public Storage, a REIT listed on the NYSE.

As of June 30, 2013, we owned 18,326 single-family properties representing an estimated total investment of $3.2 billion, which includes our actual purchase price (including closing costs) and estimated renovation costs plus a 5% acquisition and renovation fee, if applicable. We also had an additional 1,152 properties in escrow that we expected to acquire, subject to customary closing conditions, for an estimated total investment of $191 million. As of June 30, 2013, we owned properties in selected sub-markets of metropolitan statistical areas, or MSAs, in 21 states, and we continually evaluate potential new target markets that fit our underwriting criteria and are located where we believe we can achieve sufficient scale for internalized property management.

From our formation through June 10, 2013, we were externally managed and advised by the Advisor and the leasing, managing and advertising of our properties was overseen and directed by the Property Manager, both of which were subsidiaries of the Sponsor. On June 10, 2013, we entered into the Management Internalization and acquired the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in our Operating Partnership. We now have an integrated operating platform that consists of approximately 244 personnel dedicated to property management, marketing, leasing, financial and administrative functions. Our acquisition and renovation functions continue to be performed by the Sponsor until December 10, 2014. On September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of the Sponsor’s acquisition and renovation personnel necessary for our operations. No additional consideration will be paid to the Sponsor in connection with exercising our employment offer right. Until such time as we have completed our hiring of the Sponsor’s acquisition and renovation personnel, we will continue paying the Sponsor a 5% acquisition and renovation fee and, separately, the Sponsor will pay us a monthly fee of $100,000 for maintenance and use of certain intellectual property transferred to us in the Management Internalization.

Prior to the Management Internalization, the Sponsor exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, our consolidated financial statements retroactively reflect two transactions between us and the Sponsor as transactions between entities under common control. In December 2012, the Sponsor contributed 367 properties to us with an agreed-upon value of $49,444,000 and made a cash investment of $556,000, in exchange for 3,300,000 Class A common shares, 667 Class B common shares, and 32,667 Class A units of our Operating Partnership. In February 2013, the Sponsor contributed a portfolio of 2,770 single-family properties to us with an agreed-upon value of $491,666,000, in exchange for 31,085,974 Series C units of our Operating Partnership and 634,408 of our Class B common shares. As noted in our consolidated financial statements, the accounts relating to the properties acquired in those transactions have been reflected retroactively at the Sponsor’s net book value. The Sponsor commenced acquiring these properties on June 23, 2011, and, accordingly, the statements of operations reflect activity prior to our date of formation. Our consolidated financial statements are not indicative of our past or future results and do not reflect our financial position, results of operations, changes in equity and cash flows had they been presented as if we had been operated independently during the period presented. Accordingly, this discussion of our financial statements encompasses certain aspects of the historical operations of the Sponsor.

Recent Transactions

Management Internalization

Pursuant to a contribution agreement among the Sponsor, us and our Operating Partnership, the Company acquired the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units. Under terms of the Management Internalization, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to us. Acquisition and renovation personnel will continue to remain employees of the Sponsor or its affiliates until December 10, 2014. On September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of the Sponsor’s acquisition and renovation personnel necessary for our operations. Until such time as we have completed our hiring of the Sponsor’s acquisition and renovation personnel, we will continue paying the Sponsor a 5% acquisition and renovation fee and, separately, the Sponsor will pay us a monthly fee of $100,000 for maintenance and use of certain intellectual property transferred to us in the Management Internalization.

Our results will be significantly impacted by the Management Internalization. The Company no longer pays the advisory management fee that it had been paying to the Advisor and no longer pays property management or leasing fees to the Property Manager. In addition, by December 10, 2014, we will no longer be obligated to pay to the Sponsor an acquisition or renovation fee. We believe that elimination of these fees will be offset to some extent by an increase in expenses as we have assumed direct responsibility for advising the Company and managing our properties. However, we believe that, over time, the increases in expenses will be significantly less than the reduction in the fees associated with the Management Internalization.

Alaska Joint Venture Acquisition

On June 11, 2013, we completed a transaction with APFC and the Sponsor to acquire a portfolio of 4,778 single-family properties for a total purchase price of $904,487,000, consisting of the issuance of 43,609,394 Class A common shares of the Company to APFC and 12,395,965 Class A units of the Company’s Operating Partnership to the Sponsor.

RJ Joint Venture Transaction

On June 14, 2013, the Sponsor contributed its remaining ownership interest in RJ LLC to the Company, 653,492 Preferred Units held by the Sponsor were converted into 653,492 Class A units and the Company issued 705,167 additional Class A units to the Sponsor. Upon the Sponsor contributing its remaining ownership interest in RJ LLC to the Company, we gained control over RJ1 and RJ2 and, accordingly, began consolidating the operations of the 377 single-family properties owned by RJ1 and RJ2.

Factors That Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our ability to identify and acquire properties, our pace of property acquisitions, the time and cost required to remove any existing occupants and then to renovate and lease a newly acquired property at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, our ability to raise capital and our capital structure.

Property Acquisitions

We have rapidly but systematically grown our portfolio of single-family homes and intend to continue to do so. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available for sale through our acquisition channels and competition for our target assets.

The Sponsor’s acquisition and renovation platform, together with the breadth and depth of our executive team has provided processes and systems to accumulate and regularly evaluate relevant data on a real-time basis to track and manage key aspects of our business, such as acquisition costs, renovation costs and the amount of time required to convert an acquired single-family home to a rental property.

Property Operations

The acquisition of properties involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association (“HOA”) fees (when applicable). In addition, we typically incur costs between $5,000 and $20,000 to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among properties for several reasons, including the property’s acquisition channel, the age and condition of the property and whether the property was vacant when acquired. Our operating results also are impacted by the amount of time it takes to market and lease a property, as well as the length of stay by our tenants. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques and the size of our available inventory. We actively monitor these measures and trends.

Revenue

Our revenue is derived primarily from rents collected under lease agreements related to our single-family properties. These include short-term leases that we enter into directly with our tenants, which typically have a term of one year. Our rental revenue was approximately $17,585,000 and $184,000 for the three months ended June 30, 2013 and 2012, respectively, and $24,144,000 and $280,000 for the six months ended June 30, 2013 and 2012, respectively. The increases are primarily attributable to the overall growth of the size of our portfolio. Other important drivers of revenue are rental rates and occupancy levels. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to renovate and re-lease properties when tenants vacate. We generally do not offer free rent or other concessions in connection with leasing our properties.

The growth of our portfolio has been significant in recent months, as we have increased the rate at which we acquire properties. To fuel our acquisition pipeline, we continue to broaden our targeted markets and are now currently active in 44 markets in 22 states.

We expect that the occupancy of our portfolio will increase as the proportion of recently acquired properties declines relative to the size of our entire portfolio. Nevertheless, in the near term, our ability to drive revenue growth will depend in large part on our ability to efficiently renovate and lease newly acquired properties, maintain occupancy in the rest of our portfolio and acquire additional properties, both leased and vacant.

We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on our experience with 471 leases that matured before June 30, 2013 (including 190 in Phoenix, Arizona and 176 in Las Vegas, Nevada), 65% of the tenants renewed their leases at an average increase in rental rate of 2.4%. This performance may not be indicative of future renewals in those markets or of renewals in other markets. Further, we have limited experience in evaluating tenant retention since most of our properties were acquired in the last 12 months and our leases are generally for a one-year term.

Expenses

We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property Expenses

Once a property is available for lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, primarily marketing expenses, HOA fees (when applicable), property taxes, insurance, repairs and maintenance and tenant turnover costs, which may not be subject to our control.

Property Management

Prior to the Management Internalization on June 10, 2013, the Property Manager provided all property management functions for our properties. These functions included overseeing and directing the leasing, management and advertising of our single-family properties, including collecting rents and interacting with our tenants. We paid the Property Manager a fee equal to 6% of collected rents and a leasing fee equal to one-half of one month’s rent for a twelve-month term (prorated for the actual term of the lease) upon execution of each lease and renewal. In addition to these fees, we also were responsible for all direct property expenses. Upon completion of the Management Internalization, we now incur costs such as salary expenses for property management personnel, lease expenses for property management offices and technology expenses for maintaining the property management platform. Property management and leasing fees have been discontinued.

Advisory Fees and General and Administrative Expenses

Advisory fees payable to the Advisor have been reflected as an expense in our condensed consolidated statements of operations. General and administrative expenses includes costs directly incurred by us during the periods presented and primarily consists of audit and tax fees, trustees’ fees and trustee and officers’ insurance costs. It also includes allocated general and administrative expenses incurred by the Sponsor that were either clearly applicable to or have been reasonably allocated to the operations of the properties contributed by the Sponsor in connection with the 2012 Offering and the 2,770 Property Contribution.

Since the Management Internalization on June 10, 2013, we now directly incur operating expenses related to our internal management platform related to the management of our properties and for services previously performed by the Advisor. In addition, following our IPO, we expect to incur additional costs related to operating as a public company due to increased legal, insurance, accounting, investor relations and other expenses related to corporate governance, SEC reporting and other compliance matters. Over time as our portfolio grows, we expect these costs to decline as a percentage of revenue.

Results of Operations

Property Operations

As of June 30, 2013 and 2012, we owned 18,326 and 1,053 single-family properties (including contributed properties), respectively, 56% and 9% of which were leased, respectively. As of June 30, 2013 and 2012, 33% and 78% of our properties were in the process of being renovated, respectively, and 11% and 13% of our properties had been renovated and were rent-ready, respectively. The following is a summary of property operations by category:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Leased Properties	Vacant Properties (Renovated and Not Leased	Total	Leased Properties	Vacant Properties (Renovated and Not Leased	Total
	(in thousands, except for number of properties)
Property revenues	$17,585	$—	$17,585	$24,144	$—	$24,144
Property operating expense	(6,859)	(4,391)	(11,250)	(9,362)	(6,120)	(15,482)

Net operating income / (loss) (1)	$10,726	$(4,391)	$6,335	$14,782	$(6,120)	$8,662

Number of properties at June 30, 2013	10,245	2,007	12,252	10,245	2,007	12,252

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Leased Properties	Vacant Properties (Renovated and Not Leased	Total	Leased Properties	Vacant Properties (Renovated and Not Leased	Total
	(in thousands, except for number of properties)
Property revenues	$184	$—	$184	$280	$—	$280
Property operating expense	(90)	(96)	(186)	(133)	(118)	(251)

Net operating income / (loss) (1)	$94	$(96)	$(2)	$147	$(118)	$29

Number of properties at June 30, 2012	100	135	235	100	135	235

(1)	Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI from leased properties as rents from single-family properties, less property operating expenses for leased single-family properties. The Company defines NOI from vacant properties as property operating expenses for vacant single-family properties. A reconciliation of NOI to net income / (loss) as determined in accordance with GAAP is located at the end of this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Property management fees incurred to the Property Manager prior to the Management Internalization on June 10, 2013, which have been included in the property operating expenses in the condensed consolidated statements of operations, were $1,061,000 and $1,264,000 for the three and six months ended June 30, 2013, respectively. Following the completion of the Management Internalization, we no longer pay property management fees and now incur costs such as salary expenses for property management personnel, lease expenses for property management offices and technology expenses for maintaining the property management platform.

General and Administrative Expense and Advisory Fees

General and administrative expense consists of trustees’ and officers’ insurance expenses, audit fees, trustee fees and other expenses associated with our operations. General and administrative expense was $811,000 and $2,436,000 for the three and six months ended June 30, 2013, respectively, and $1,487,000 and $1,657,000 for the three and six months ended June 30, 2012, respectively. General and administrative expense also includes allocated general and administrative expenses incurred by the Sponsor that were either clearly applicable to or reasonably allocated to the operations of the properties contributed by the Sponsor in connection with the 2012 Offering and the 2,770 Property Contribution. Allocated general and administrative expenses were zero and $993,000 for the three and six months ended June 30, 2013, respectively, and $1,483,000 and $1,653,000 for the three and six months ended June 30, 2012, respectively. Allocated general and administrative expenses include salaries, rent, consulting services, travel expenses, temporary services and accounting and legal services.

Advisory fees represent fees that were paid to the Advisor prior to the Management Internalization. Under the terms of an advisory management agreement with the Advisor, our Advisor was responsible for designing and implementing our business strategy and administrating our business activities and day-to-day operations, subject to oversight by our board of trustees. The Advisor was also responsible for conducting our acquisition activities and performing all of our ongoing administrative functions. The advisory fee was calculated as 1.75% per year of a defined shareholders’ equity calculated and paid quarterly in arrears. Concurrently with the 2,770 Property Contribution on February 28, 2013, the Advisor agreed to a permanent reduction in the advisory fee of $9,800,000 per year. Advisory fees incurred to the Advisor prior to the Management Internalization were $3,610,000 and $6,352,000 for the three and six months ended June 30, 2013, respectively. Upon completion of the Management Internalization, the Advisor became a wholly-owned subsidiary of our Operating Partnership, resulting in the elimination of future advisory management fees to the Advisor. Since the Management Internalization on June 10, 2013, we now directly incur operating expenses related to our internal management platform related to the management of our properties and for services previously performed by the Advisor. These costs primarily consist of personnel costs and totaled approximately $267,000 from the date of the Management Internalization through June 30, 2013 and have been included within general and administrative expense.

Noncash Share-Based Compensation Expense

Noncash share-based compensation expense was $279,000 and $453,000 for the three and six months ended June 30, 2013, respectively, and primarily relates to options to purchase Class A common shares issued to our trustees and certain officers and directors and Class A common shares issued to our trustees.

Acquisition Fees and Costs Expensed

Acquisition fees and costs expensed are incurred in connection with recent business combinations and the acquisition of properties with existing leases (including the Sponsor’s acquisition and renovation fee equal to 5% of the actual purchase price and renovation costs of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost. For the three and six months ended June 30, 2013, acquisition fees and costs expensed include $1,325,000 and $2,320,000, respectively, of acquisition fees associated with single-family properties acquired with in-place leases and $774,000 and $1,169,000, respectively, of transaction costs incurred in connection with recent business combinations. No acquisition fees or costs were expensed during the three or six months ended June 30, 2012. Following the completion of the Management Internalization, we will continue to pay the Sponsor’s acquisition and renovation fee until December 10, 2014. Additionally, after September 10, 2014, we will have the right to offer employment to all of the Sponsor’s acquisition and renovation personnel that will commence on December 10, 2014. Our future acquisition fees and costs (including the 5% acquisition and renovation fee we pay the Sponsor) will vary based on the volume of our acquisitions and renovations going forward.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives, which is calculated on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $10,879,000 and $13,784,000 for the three and six months ended June 30, 2013, respectively, and $77,000 and $102,000 for the three and six months ended June 30, 2012, respectively.

Cash Flows

Our cash flows from (or used in) operating activities primarily depends on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, management company operating expenses and general and administrative expenses. Net cash provided by operating activities was $2,039,000 for the six months ended June 30, 2013 and net cash used in operating activities was $1,628,000 for the six months ended June 30, 2012. Before any property we own begins generating revenue, we take possession of, renovate, market and lease the property.

Our net cash used in investing activities primarily consists of the acquisition cost of properties and the costs of renovating our properties. Net cash used in investing activities was $1,503,447,000 for the six months ended June 30, 2013 and includes $236,849,000 of renovation costs to prepare the properties for rental. These costs typically include paint, flooring, appliances, blinds and landscaping.

Net cash provided by financing activities was $1,355,616,000 and $1,628,000 for the six months ended June 30, 2013 and 2012, respectively. Our net cash provided by financing activities for the six months ended June 30, 2013 primarily consists of $703,497,000 from the issuance of our Class A common shares sold in the 2013 Offering and $670,000,000 in borrowings under the credit facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see “Notes to Unaudited Condensed Consolidated Financial Statements, Note 2—Significant accounting policies.”

Investment in Real Estate

Transactions in which single-family properties are purchased that are not subject to an existing lease are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company engages a third party valuation specialist to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions. Single-family properties contributed by the Sponsor are deemed to be transactions under common control. Accordingly, the assets and liabilities (if any) of the properties we have acquired from the Sponsor are recorded by us at the Sponsor’s net book value.

The value of acquired lease related intangibles is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are generally short-term in nature (six months to two years).

The nature of our business requires that in certain circumstances we acquire single-family properties subject to existing liens. Liens that we expect to be extinguished in cash are estimated and accrued on the date of acquisition and recorded as a cost of the property.

We incur costs to prepare our acquired properties to be rented. These costs, along with related holding costs, including interest expense, during the period of renovation, are capitalized to the cost of the building. Total interest expense capitalized during the three and six months ended June 30, 2013 was $2,028,000. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired as part of the Management Internalization (see Note 10). Goodwill has an indefinite life and is therefore not amortized. The Company will analyze goodwill for impairment on an annual basis, or if certain events or circumstances occur, pursuant to ASC 350, Intangibles – Goodwill and Other. No impairments have been recorded as of June 30, 2013.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against its net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we would record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No impairments have been recorded since the inception of the Company on June 23, 2011 through June 30, 2013.

Leasing Costs

Direct and incremental costs that we incur to lease our properties are capitalized and amortized over the term of the leases, which generally have a term of six months to two years. Prior to the Management Internalization, we paid the Property Manager a leasing fee equal to one-half of one month’s rent for each lease.

Depreciation and Amortization

Depreciation is computed on a straight-line basis over the estimated useful lives of the buildings and improvements; buildings are depreciated on a straight-line basis over 30 years, and improvements are generally depreciated over five years. We consider the value of in-place leases in the allocation of the purchase price, and the amortization period reflects the remaining terms of the leases. The unamortized portion of in-place leases is included in deferred leasing costs and other intangibles, net. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life.

Cash and Cash Equivalents

We consider all demand deposits, cashier’s checks, money market accounts and certificates of deposit with a maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents and escrow deposits at financial institutions. The combined account balances typically exceed the Federal Deposit Insurance Corporation insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. We believe that the risk is not significant.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants or borrowers to make required rent or other payments. This allowance is estimated based on payment history and current credit status. As of June 30, 2013 and December 31, 2012, we had recorded no allowance for doubtful accounts.

Rescinded Properties

In certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission. When we are notified of a rescission, the amount of the purchase price is reclassified as a receivable. As of June 30, 2013 and December 31, 2012, rescission receivables totaled $501,000 and $1,612,000, respectively.

Revenue and Expense Recognition

We lease single-family properties that we own directly to tenants who occupy the properties under operating leases, generally, with terms of six months to two years. Rental revenue, net of any concessions, is recognized on a straight-line basis over the term of the lease, which is not materially different than if it were recorded when due from tenants and recognized monthly as it is earned. We estimate losses that may result from the inability of our tenants to make rental payments required under the terms of the lease. As of June 30, 2013 and December 31, 2012, we had no allowances for such losses.

We accrue for property taxes and HOA assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not correct, the timing and amount of expenses recorded could be incorrect.

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, HOA fees and property tax accruals as of the end of the respective period presented. It also consists of contingent loss accruals, if any. Such losses are accrued when they are probable and estimable. When it is reasonably possible that a significant contingent loss has occurred, we disclose the nature of the potential loss and, if estimable, a range of exposure.

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with our taxable year ended December 31, 2012. We believe that we have operated in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income.

However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code related to the percentage of income that we earn from specified sources, the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and our taxable REIT subsidiary will be subject to federal, state and local taxes on its income.

Share-based Compensation

Our 2012 Incentive Plan is accounted for under the provisions of ASC 718, Compensation—Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. Noncash share-based compensation expense related to options to purchase our Class A common shares issued to trustees is based on the fair value of the options on the grant date and amortized over the service period. Noncash share-based compensation expense related to options granted to employees of the Sponsor who were considered non-employees was based on the estimated fair value of the options and was re-measured each period. As certain of these former employees of the Sponsor became employees of the Company in connection with the Management Internalization on June 10, 2013, stock options for 485,000 Class A common shares were reclassified as grants to employees and re-measured as of the date of the Management Internalization. These options are recognized in expense over the service period.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rents and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts. As the Company’s credit facility bears variable interest at 30 day LIBOR plus 2.75% and was recently entered into on March 7, 2013 (see Note 5), management believes the carrying value of the credit facility as of June 30, 2013 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions provide that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

•

be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and instead provide a reduced level of disclosure concerning executive compensation; and

•

be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although we continue to evaluate the JOBS Act, we currently may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company,” except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.

We could remain as an “emerging growth company” for up to five years, or until the earliest of:

•	the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion;

•

the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or

•	the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Liquidity and Capital Resources

Our liquidity and capital resources as of June 30, 2013 included cash and cash equivalents of $251,406,000. Additionally, as of June 30, 2013, we had access to a credit facility (see “Credit Facility” below).

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions to our shareholders and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. Our near-term liquidity requirements consist primarily of acquiring properties in our target markets, renovating newly-acquired rental properties, and funding our operations. Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition, restoration and maintenance of our properties, HOA fees (as applicable), real estate taxes, non-recurring capital expenditures, interest and principal payments on our indebtedness, payment of distributions to our shareholders and general and administrative expenses.

The nature of our business, our growth plans and the requirement that we distribute at least 90% of our REIT taxable income may cause us to have substantial liquidity needs over the long term, although we have not had any taxable income to date. We will seek to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities (including OP units), property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities and borrowings under our credit facility. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income net of operating expenses will generally provide cash flow sufficient to fund our operations and dividend distributions. However, a significant number of our properties are not fully stabilized. In addition, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

To date, we have not declared any dividends. To qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate approximately equal our net taxable income in the relevant year. The commencement and amount of future dividends cannot be determined at this time.

Credit Facility

On March 7, 2013, we entered into a $500 million senior secured revolving credit facility with Wells Fargo Bank, National Association. In June 2013, we entered into a temporary increase to our credit facility that allowed us to borrow up to $1 billion through December 2013. The amount that may be borrowed under our credit facility is generally based on the borrowing base. Borrowings under our credit facility (other than borrowings under the temporary increase in our credit facility) are available for a period of two years following the closing of our credit facility, which period may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Our credit facility will mature one year after the expiration of such period. Our credit facility bears interest at 30 day LIBOR plus 2.75%. Our credit facility contains financial and operating covenants, such as debt ratios, minimum liquidity and adjusted tangible net worth tests and other limitations that may restrict our ability to make distributions or other payments to our shareholders and may restrict our investment activities. Among others, our credit facility requires that we maintain financial covenants relating to the following matters: (i) cash and cash equivalents in an aggregate amount of at least $15 million; (ii) a maximum leverage ratio of 1.0 to 1.0; (iii) debt service coverage ratio of 2.0 to 1.0; and (iv) tangible net worth (as defined) being not less than $1 billion. At June 30, 2013, we had $670 million of borrowings outstanding under our credit facility. On August 6, 2013, the loan had an outstanding balance of $840 million, and was paid down by $716 million from the proceeds of our IPO. Upon the occurrence of this paydown, maximum borrowings under this loan were reduced to $500 million. On August 21, 2013 and August 22, 2013, the Company made additional payments on the credit facility totaling $90 million using proceeds of the IPO underwriters’ exercise in full of their option to purchase additional shares. After the additional payments totaling $90 million, the credit facility had an outstanding balance of $34 million.

Other Transactions with the Sponsor and its Affiliates

Contribution in connection with the 2012 Offering

In connection with the 2012 Offering, on December 31, 2012, the Sponsor contributed 367 single-family properties with an agreed-upon value of approximately $49.4 million and made a cash investment of approximately $0.6 million. In connection with this acquisition, the Sponsor received 3,300,000 of our Class A common shares, 667 of our Class B common shares and 32,667 Class A units. The agreed-upon value of this contribution was $50.0 million, with the value of the single-family properties contributed based on their purchase price together with renovation costs, holding costs and transfer costs incurred by the Sponsor, and a 5% acquisition fee to the Sponsor. Because the transaction has been deemed to be between “entities under common control” under the provisions of ASC 805, Business Combinations, the single-family properties acquired have been recorded at the Sponsor’s net carrying cost of approximately $46.7 million as of the date of the acquisition, without consideration of the acquisition fees which were expensed.

2,770 Property Contribution

On February 28, 2013, pursuant to a contribution agreement with the Sponsor, we acquired a portfolio of 2,770 single-family properties with an agreed-upon value of approximately $491.7 million in exchange for 31,085,974 Series C units and 634,408 Class B common shares, in each case based on a price per unit or share of $15.50. Because the transaction is also considered to be between entities under common control, the accounts relating to the properties acquired have been reflected retroactively in our consolidated financial statements based on the results of operations and net book value recorded by the Sponsor. Holders of the Series C units are entitled to distributions equal to actual net cash flow of the portfolio of 2,770 properties that we purchased from the Sponsor on February 28, 2013, up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50. Pursuant to the contribution agreement, the Sponsor is responsible for all costs to transfer the properties and for paying costs associated with the completion of initial renovation of the properties after we acquire them. Concurrently with this transaction, the Advisor agreed to a permanent reduction in the advisory management fee of $9,800,000 per year in connection with the increased shareholder’s equity.

Holders of the Series C units have a one-time right to convert all such units into Class A units. If on the date of conversion, the contributed properties are not initially leased for at least 98% of the scheduled rents (determined scheduled rents (determined on an aggregate basis) will convert into Class A units on a one for one basis, and the Series C units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing the Sponsor’s “aggregate cost” of the properties (including the acquisition fees) by $15.50, with proportionate reductions in Class B shares.

Subsequent events

Subsequent acquisitions

During July 2013, we acquired 1,499 properties with an aggregate purchase price of $208,762,000 compared to 1,872 properties with an aggregate purchase price of $272,091,000 during June 2013. In August 2013, our pace of acquisitions is expected to decline further. The slowing in our pace of acquisitions is the result of our effort to match our capital investments with our capital raising activities. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Initial Public Offering and Concurrent Private Placements

On August 6, 2013, the Company raised $705,882,000 before aggregate underwriting discounts and offering costs of $36,952,000 in an IPO. Concurrently with the IPO, the Company raised an additional $75,000,000 in the

2013 Concurrent Private Placements at the IPO price of $16.00 per share and without payment of any underwriting discount or placement fee. On August 21, 2013, the Company raised $105,882,000 before aggregate underwriting discounts of $5,029,000 by issuing an additional 6,617,647 Class A common shares in connection with the IPO underwriters’ exercise in full of their option to purchase additional shares.

Borrowings on Credit Facility

From July 1, 2013 through August 6, 2013, the Company borrowed an additional $170,000,000 under the credit facility (see Note 5). On August 6, 2013, the loan had an outstanding balance of $840,000,000, and was paid down by $716,000,000 from the proceeds of our IPO. Upon the occurrence of this paydown, maximum borrowings under this loan were reduced to $500,000,000. On August 21, 2013 and August 22, 2013, the Company made additional payments on the credit facility totaling $90,000,000 using proceeds of the IPO underwriters’ exercise in full of their option to purchase additional shares. After the additional payments totaling $90,000,000, the credit facility had an outstanding balance of $34,000,000.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

In connection with the renovation of single-family properties after they are purchased, we enter into contracts for necessary improvements. As of June 30, 2013 and December 31, 2012, we had aggregate outstanding commitments of $9,382,000 and $1,694,000, respectively, in connection with these contracts. As of June 30, 2013 and December 31, 2012, we had commitments to acquire 1,152 and 462 single-family properties, respectively, with an aggregate purchase price of approximately $167,318,000 and $70,082,000, respectively. It is likely that some of these properties will not be acquired for various reasons.

Reconciliation of Net Operating Income to Net Income (Loss)

Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI from leased properties as rents from single-family properties, less property operating expenses for leased single-family properties. The Company defines NOI from vacant properties as property operating expenses for vacant single-family properties.

The Company considers NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our single-family properties. It should be considered only as a supplement to net income (loss) as a measure of our performance. NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. NOI also should not be used as a supplement to or substitute for net income (loss) or net cash flows from operating activities (as computed in accordance with GAAP).

The following is a reconciliation of NOI to net income (loss) as determined in accordance with GAAP (in thousands):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Leased Properties	Vacant Properties (Renovated and Not Leased	Total	Leased Properties	Vacant Properties (Renovated and Not Leased	Total
Net income / (loss)	$1,123	$1,123	$1,123	$(5,734)	$(5,734)	$(5,734)
Income from discontinued operations	(986)	(986)	(986)	(1,008)	(1,008)	(1,008)
Gain on remeasurement of equity method investment	(10,945)	(10,945)	(10,945)	(10,945)	(10,945)	(10,945)
Depreciation and amortization	10,879	10,879	10,879	13,784	13,784	13,784
Acquisitions fees and costs expensed	2,099	2,099	2,099	3,489	3,489	3,489
Noncash share-based compensation expense	279	279	279	453	453	453
Interest expense	—	—	—	370	370	370
Advisory fees	3,610	3,610	3,610	6,352	6,352	6,352
General and administrative expense	811	811	811	2,436	2,436	2,436
Property operating expenses for vacant single-family properties	4,391	—	—	6,120	—	—
Property operating expenses for leased single-family properties	—	6,859	—	—	9,362	—
Rents from single-family properties	—	(17,585)	—	—	(24,144)	—
Other revenues	(535)	(535)	(535)	(535)	(535)	(535)

Net operating income / (loss)	$10,726	$(4,391)	$6,335	$14,782	$(6,120)	$8,662

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Leased Properties	Vacant Properties (Renovated and Not Leased	Total	Leased Properties	Vacant Properties (Renovated and Not Leased	Total
Net income loss	$(1,566)	$(1,566)	$(1,566)	$(1,730)	$(1,730)	$(1,730)
Income from discontinued operations	—	—	—	—	—	—
Gain on remeasurement of equity method investment	—	—	—	—	—	—
Depreciation and amortization	77	77	77	102	102	102
Acquisitions fees and costs expensed	—	—	—	—	—	—
Noncash share-based compensation expense	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—
Advisory fees	—	—	—	—	—	—
General and administrative expense	1,487	1,487	1,487	1,657	1,657	1,657
Property operating expenses for vacant single-family properties	96	—	—	118	—	—
Property operating expenses for leased single-family properties	—	90	—	—	133	—
Rents from single-family properties	—	(184)	—	—	(280)	—
Other revenues	—	—	—	—	—	—

Net operating income / (loss)	$94	$(96)	$(2)	$147	$(118)	$29

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We do not currently, but may in the future, use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We expect to enter into such contracts only with major financial institutions based on their credit ratings and other factors.

Our credit facility exposes us to the risk of interest rate increases. Amounts borrowed under the credit facility bear interest at 30 day LIBOR plus 2.75%. Accordingly, if and when LIBOR rises, our cost of borrowing increases. As of June 30, 2013, we had approximately $670 million outstanding under our credit facility. At August 6, 2013, the loan had an outstanding balance of $840 million, of which $716 million was paid with the proceeds of our IPO. On August 21, 2013 and August 22, 2013, the Company made additional payments on the credit facility totaling $90 million using proceeds of the IPO underwriters’ exercise in full of their option to purchase additional shares. After the additional payments totaling $90 million, the credit facility had an outstanding balance of $34 million. Based on the borrowing rates currently available to us, the difference between the carrying amount of debt and its fair value is insignificant.

ITEM 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 24 of our prospectus dated July 31, 2013 and filed with the SEC on August 2, 2013 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In April 2013, the Company issued 434,783 Class A common shares to the Sponsor upon the exercise of an option held by the Sponsor, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

In April 2013, the Company issued 1,000 Class A common shares as compensation to six trustees, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

In June 2013, Company’s Operating Partnership issued 4,375,000 Series D OP units and 4,375,000 Series E OP units to the Sponsor as consideration for the acquisition by the Company of the Advisor and the Property Manager, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

In June 2013, the Company’s Operating Partnership issued 705,167 Class A OP units to the Sponsor in exchange for the Sponsor’s equity and promoted interest in a joint venture that holds single-family properties, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

In June 2013, the Company issued 43,609,394 Class A common shares to APFC and the Company’s Operating Partnership issued 12,395,965 Class A OP units to the Sponsor in exchange for their respective interests in a joint venture that held approximately 4,778 single-family properties, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

On August 6, 2013, the Company sold 3,125,000 Class A common shares to the Sponsor at $16.00 per share and 1,562,500 Class A common shares to APFC at $16.00 per share in separate private placements concurrently with completion of the Company’s IPO, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

In general, beginning 12 months after the date of issuance, Class A OP units are redeemable by limited partners of our Operating Partnership (other than the Company) for cash, or at our election, our Class A common shares on a one-for-one basis. Series D OP units are automatically convertible into Class A OP units on a one-for-one basis only after the later of (1) 30 months after the date of issuance and (2) the earlier of (i) the date on which adjusted funds from operations, or adjusted FFO, per Class A common share aggregates $0.80 or more over four consecutive quarters following the closing of the Management Internalization or (ii) the date on which the daily closing price of our Class A common shares on the NYSE averages $18.00 or more for two consecutive quarters following the closing of the Management Internalization. Series E OP units will automatically convert into Series D OP units, or if the Series D OP units have been previously converted into Class A units, on February 29, 2016, based on a performance-based earnout formula.

Use of Proceeds from Registered Securities

On August 6, 2013, we closed our IPO at which we sold 44,117,647 Class A common shares at a price to the public of $16.00 per share. On August 21, 2013, we sold an additional 6,617,647 Class A common shares at a price to the public of $16.00 per share in connection with the IPO underwriters’ exercise in full of their option to purchase additional shares. The total offering price for all shares sold in the offering, which has terminated, was approximately $811.8 million. The offer and sale of up to $1.2 billion of our Class A common shares to be offered in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-11 (Registration No. 333-189103), which was declared effective by the SEC on July 31, 2013. The joint book-running managers of the offering were Goldman, Sachs & Co., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, FBR Capital Markets & Co., Citigroup Global Markets Inc., Credit Suisse Securities (USE) LLC, Jefferies LLC, Morgan Stanley & Co. LLC and Raymond James & Associates, Inc. The underwriting discounts and commissions and estimated expenses of the offering incurred by us were as follows (in millions):

Underwriting discounts and commissions	$38.6
Expenses paid to or for our underwriters	.2
Other Expenses	3.6

Total underwriting discounts and expenses	$42.4

All of the underwriting discounts and expenses related to the offering were direct or indirect payments to persons other than: (1) our trustees, officers or any of their associates, (2) persons owning ten percent (10 percent) or more of our common shares, or (3) our affiliates.

The net proceeds from the initial public offering of approximately $769.8 million were contributed to our Operating Partnership in exchange for OP units. The Operating Partnership used all of the net proceeds to pay down indebtedness outstanding under our credit facility.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Peter J. Nelson Peter J. Nelson Chief Financial Officer (Principal financial officer and duly authorized accounting officer) Date: August 23, 2013

Exhibit Index

Exhibit Number	Exhibit Document
2.1‡	Amended and Restated Contribution Agreement, dated December 28, 2012, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent, Properties One LLC and American Homes 4 Rent, LLC (Filed as Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
2.2‡	First Amendment to Amended and Restated Contribution Agreement, dated January 30, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
2.3‡	Second Amendment to Amended and Restated Contribution Agreement, dated March 18, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Filed as Exhibit 2.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
2.4‡	Contribution Agreement, dated February 25, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent, American Homes 4 Rent, L.P. and AH4R Properties Holdings, LLC (Filed as Exhibit 2.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
2.5‡	Contribution Agreement, dated May 28, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent and American Homes 4 Rent, L.P. (Filed as Exhibit 2.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
2.6‡	Contribution Agreement, dated June 11, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, LLC, Alaska Permanent Fund Corporation, American Homes 4 Rent, L.P., American Homes 4 Rent I, LLC and American Homes 4 Rent TRS, LLC (Filed as Exhibit 2.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
3.1	Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
3.2	First Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
3.3	Amended and Restated Bylaws of American Homes 4 Rent (Filed as Exhibit 3.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.1	Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.2	First Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.3	Amended and Restated Second Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.4	Third Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.5	Fourth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.6	Registration Rights Agreement, dated November 21, 2012, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.7	Registration Rights Agreement, dated March 14, 2013, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.8	Registration Rights Agreement, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.9	Registration Rights Agreement, dated June 11, 2013, by and among American Homes 4 Rent and Alaska Permanent Fund Corporation (Filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.10	Investor Subscription Agreement, dated November 21, 2012, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.11	Amendment to Investor Subscription Agreement, dated April 16, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.12	Master Loan and Security Agreement, dated March 7, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC and Wells Fargo Bank, National Association (Filed as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.13	Increased Commitment Supplement, Omnibus Joinder and Amendment Agreement, dated June 6, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC, AH4R Properties, LLC, for itself and each of the entities listed in Annex I to the Increased Commitment Supplement, Omnibus Joinder and Amendment Agreement as Joining Borrowers, American Homes 4 Rent, L.P., American Homes 4 Rent, Wells Fargo Bank, National Association, Goldman Sachs Bank USA, J.P. Morgan Chase Bank N.A., and Bank of America, National Association (Filed as Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.14	Second Omnibus Joinder Amendment Agreement, dated June 21, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC, American Homes 4 Rent, L.P., AH4R Properties, LLC, for itself and the entities listed in Annex I to the Second Omnibus Joinder Amendment Agreement as Existing Borrowers, American Homes 4 Rent I, LLC, for itself and the entities listed in Annex I to the Second Omnibus Joinder Amendment Agreement as Joining Borrowers, Wells Fargo Bank, National Association, J.P. Morgan Chase Bank, N.A., Bank of America, National Association and Goldman Sachs Bank USA (Filed as Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.15	Employee Administration Agreement, dated June 10, 2013, by and among American Homes 4 Rent and Malibu Management Inc. (Filed as Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.16	Amended and Restated Agreement on Investment Opportunities, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.17†	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Filed as Exhibit 10.110.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.18†	Form of Nonqualified Share Option Agreement (Filed as Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.19†	Form of Indemnification Agreement with Trustees and Executive Officers (Filed as Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.20	Share Purchase Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.21	Amendment to Registration Rights Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
10.22	Share Purchase Agreement, dated July 22, 2013, by and between American Homes 4 Rent and the Alaska Permanent Fund Corporation (Filed as Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.

†	Indicates management contract or compensatory plan
‡	The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request