Form 10-Q/A
period 2013-06-30
American Homes 4 Rent
filed 2013-09-19
CIK 1562401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

30601 Agoura Road, Suite 200

Agoura Hills, California 91301

(Address of principal executive offices) (Zip Code)

(805) 413-5300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

EXPLANATORY NOTE

American Homes 4 Rent is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, (the “Original Filing”), for the sole purpose of furnishing the XBRL (eXtensible Business Reporting Language) Interactive Data File as Exhibit 101 with respect to the financial statements and related notes included in the Original Filing. No other changes have been made to the Original Filing.

Except as described above, this Quarterly Report on Form 10-Q/A speaks only as of the filing date of the Original Filing and does not amend, update or modify in any way the disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K are filed or furnished herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

2

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Peter J. Nelson
Peter J. Nelson Chief Financial Officer (Principal financial officer and duly authorized accounting officer) Date: September 19, 2013

3

Exhibit Index

Exhibit Number	Exhibit Document

2.1‡	Amended and Restated Contribution Agreement, dated December 28, 2012, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent, Properties One LLC and American Homes 4 Rent, LLC (Filed as Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.2‡	First Amendment to Amended and Restated Contribution Agreement, dated January 30, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.3‡	Second Amendment to Amended and Restated Contribution Agreement, dated March 18, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Filed as Exhibit 2.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.4‡	Contribution Agreement, dated February 25, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent, American Homes 4 Rent, L.P. and AH4R Properties Holdings, LLC (Filed as Exhibit 2.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.5‡	Contribution Agreement, dated May 28, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent and American Homes 4 Rent, L.P. (Filed as Exhibit 2.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.6‡	Contribution Agreement, dated June 11, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, LLC, Alaska Permanent Fund Corporation, American Homes 4 Rent, L.P., American Homes 4 Rent I, LLC and American Homes 4 Rent TRS, LLC (Filed as Exhibit 2.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

3.1	Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

3.2	First Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

3.3	Amended and Restated Bylaws of American Homes 4 Rent (Filed as Exhibit 3.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.1	Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.2	First Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.3	Amended and Restated Second Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.4	Third Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.5	Fourth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.6	Registration Rights Agreement, dated November 21, 2012, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.7	Registration Rights Agreement, dated March 14, 2013, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.8	Registration Rights Agreement, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

Exhibit Number	Exhibit Document

10.9	Registration Rights Agreement, dated June 11, 2013, by and among American Homes 4 Rent and Alaska Permanent Fund Corporation (Filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.10	Investor Subscription Agreement, dated November 21, 2012, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.11	Amendment to Investor Subscription Agreement, dated April 16, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.12	Master Loan and Security Agreement, dated March 7, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC and Wells Fargo Bank, National Association (Filed as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.13	Increased Commitment Supplement, Omnibus Joinder and Amendment Agreement, dated June 6, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC, AH4R Properties, LLC, for itself and each of the entities listed in Annex I to the Increased Commitment Supplement, Omnibus Joinder and Amendment Agreement as Joining Borrowers, American Homes 4 Rent, L.P., American Homes 4 Rent, Wells Fargo Bank, National Association, Goldman Sachs Bank USA, J.P. Morgan Chase Bank N.A., and Bank of America, National Association (Filed as Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.14	Second Omnibus Joinder Amendment Agreement, dated June 21, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC, American Homes 4 Rent, L.P., AH4R Properties, LLC, for itself and the entities listed in Annex I to the Second Omnibus Joinder Amendment Agreement as Existing Borrowers, American Homes 4 Rent I, LLC, for itself and the entities listed in Annex I to the Second Omnibus Joinder Amendment Agreement as Joining Borrowers, Wells Fargo Bank, National Association, J.P. Morgan Chase Bank, N.A., Bank of America, National Association and Goldman Sachs Bank USA (Filed as Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.15	Employee Administration Agreement, dated June 10, 2013, by and among American Homes 4 Rent and Malibu Management Inc. (Filed as Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.16	Amended and Restated Agreement on Investment Opportunities, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.17†	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Filed as Exhibit 10.110.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.18†	Form of Nonqualified Share Option Agreement (Filed as Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.19†	Form of Indemnification Agreement with Trustees and Executive Officers (Filed as Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.20	Share Purchase Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.21	Amendment to Registration Rights Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

Exhibit Number	Exhibit Document

10.22	Share Purchase Agreement, dated July 22, 2013, by and between American Homes 4 Rent and the Alaska Permanent Fund Corporation (Filed as Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed as Exhibit 31.1 to the Original Filing.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed as Exhibit 31.2 to the Original Filing.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Furnished as Exhibit 32.1 to the Original Filing.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxomony Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

†	Indicates management contract or compensatory plan
‡	The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request
(1)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.