Form 10-Q
period 2013-09-30
American Homes 4 Rent
filed 2013-11-14
CIK 1562401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At November 13, 2013, 184,856,219 Class A common shares of beneficial interest and 635,075 Class B common shares of beneficial interest were outstanding.

American Homes 4 Rent

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

•	We are employing a new and untested business model with no proven track record, which may make our business difficult to evaluate.

•	We are a recently organized real estate investment trust (“REIT”) with a limited operating history, and we may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our shareholders.

•	We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.

•	We intend to continue to rapidly expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they have been in recent months, which could adversely impact anticipated yields.

•	Our future growth depends, in part, on the availability of additional debt or equity financing. If we cannot obtain additional financing on terms favorable or acceptable to us, our growth may be limited.

•	Our credit facility contains financial and operating covenants that could restrict our business and investment activities. Failure to satisfy these covenants could result in a default under our credit facility that could accelerate the maturity of our debt obligations, which would have a material adverse effect on our business, liquidity, results of operations and financial condition and our ability to make distributions to our shareholders.

•	Our success depends, in part, upon our ability to hire and retain highly skilled managerial, investment, financial and operational personnel, and the past performance of our senior management may not be indicative of future results.

•	Our investments are and will continue to be concentrated in our target markets and the single-family properties sector of the real estate industry, which exposes us to downturns in our target markets or in the single-family properties sector.

•	We face significant competition for acquisitions of our target properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

•	We face significant competition in the leasing market for quality tenants, which may limit our ability to rent our single-family homes on favorable terms or at all.

•	The large supply of single-family homes becoming available for purchase as a result of the heavy volume of foreclosures, combined with historically low residential mortgage rates, may cause some potential renters to seek to purchase residences rather than lease them and, as a result, cause a decline in the number and quality of potential tenants.

•	Our evaluation of properties involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties we acquire or overvaluing our properties or our properties failing to perform as we expect.

•	Single-family properties that are being sold through short sales or foreclosure sales are subject to risks of theft, mold, infestation, vandalism, deterioration or other damage that could require extensive renovation prior to renting and adversely impact our operating results.

•	If occupancy levels and rental rates in our target markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash will decline.

•	We depend on our tenants and their willingness to renew their leases for substantially all of our revenues. Poor tenant selection and defaults and non-renewals by our tenants may adversely affect our reputation, financial performance and ability to make distributions to our shareholders.

•	Declining real estate values and impairment charges could adversely affect our earnings and financial condition.

•	We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions on our securities.

•	Mortgage loan modification programs and future legislative action may adversely affect the number of available properties that meet our investment criteria.

•	Completion of the internalization of many of our management functions previously handled by our sponsor, American Homes 4 Rent, LLC (the “Sponsor”) has exposed us to new and additional responsibilities, costs and risks.

•	The contribution agreement we entered into in connection with the internalization of many of our management functions was negotiated between a special committee of our board of trustees and the Sponsor. Therefore, the terms of the agreement may not have been as favorable to us as if it had been negotiated with unaffiliated third parties.

•	Our board of trustees has approved a very broad investment policy, subject to management oversight, and does not review or approve each acquisition decision made by the Sponsor.

•	We may be adversely affected by lawsuits alleging trademark infringement as such lawsuits could materially harm our brand name, reputation and results of operations.

•	Our fiduciary duties as the general partner of American Homes 4 Rent, L.P. (the “Operating Partnership”) could create conflicts of interest, which may impede business decisions that could benefit our shareholders.

•	As long as the Sponsor continues to perform acquisition and renovation services for us, we will continue to depend on the Sponsor for our external growth.

•	Because we only recently have completed offerings of our Class A common shares of beneficial interest, $0.01 par value per share (“Class A common shares”) and 5.000% Series A participating preferred shares of beneficial interest, $0.01 par value per share (“Series A Participating Preferred Shares”), their trading prices may be volatile and could decline substantially.

•	The availability and timing of cash distributions is uncertain.

•	Our ability to pay dividends is limited by the requirements of Maryland law.

•	Members of our executive team, our board of trustees, the Sponsor and the Alaska Permanent Fund Corporation (“APFC”) collectively own a significant amount of our Class A common shares or units of limited partnership in our Operating Partnership (“OP units”) exchangeable for our Class A common shares, and future sales by these holders of our Class A common shares, or the perception that such sales could occur in the future, could have a material adverse effect on the market price of our Class A common shares.

•	Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a corporation, which would substantially reduce funds available for distribution to our shareholders.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

American Homes 4 Rent

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share information)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Single-family properties:
Land	$668,336	$96,139
Buildings and improvements	2,896,559	411,706

	3,564,895	507,845
Less: accumulated depreciation	(34,773)	(2,132)

Single-family properties, net	3,530,122	505,713
Cash and cash equivalents	158,065	397,198
Restricted cash for resident security deposits	21,282	—
Rent and other receivables	6,758	6,586
Escrow deposits, prepaid expenses and other assets	23,861	11,961
Deferred costs and other intangibles, net	24,518	—
Goodwill	120,655	—

Total assets	$3,885,261	$921,458

Liabilities
Credit facility	$238,000	$—
Accounts payable and accrued expenses	91,637	11,282
Amounts payable to affiliates	1,012	5,012
Contingently convertible Series E units liability	65,319	—

Total liabilities	395,968	16,294

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 184,856,219 and 38,663,998 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,848	387
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 and 667 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6	—
Additional paid-in capital	2,809,829	914,565
Accumulated deficit	(39,686)	(10,278)

Total shareholders’ equity	2,771,997	904,674

Noncontrolling interest	717,296	490

Total equity	3,489,293	905,164

Total liabilities and equity	$3,885,261	$921,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share information)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues:
Rents from single-family properties	$48,743	$983	$72,887	$1,263
Other	720	—	1,255	—

Total revenues	49,463	983	74,142	1,263

Expenses:
Property operating expenses
Leased single-family properties	17,579	360	26,941	493
Vacant single-family properties and other	7,873	517	13,993	635
General and administrative expense	2,742	2,291	5,178	3,948
Advisory fees	—	—	6,352	—
Interest expense	—	—	370	—
Noncash share-based compensation expense	153	—	606	—
Acquisition fees and costs expensed	496	—	3,985	—
Depreciation and amortization	24,043	490	37,827	592

Total expenses	52,886	3,658	95,252	5,668

Gain on remeasurement of equity method investment	—	—	10,945	—
Remeasurement of Series E units	(438)	—	(438)	—

Loss from continuing operations	(3,861)	(2,675)	(10,603)	(4,405)

Discontinued operations
Gain on disposition of assets	—	—	904	—
Income from discontinued operations	—	—	104	—

Total income from discontinued operations	—	—	1,008	—

Net loss	(3,861)	(2,675)	(9,595)	(4,405)

Noncontrolling interest	3,798	—	9,357	—
Conversion of preferred units	—	—	10,456	—

Net loss attributable to common shareholders	$(7,659)	$(2,675)	$(29,408)	$(4,405)

Weighted average shares outstanding - basic and diluted	162,725,150	3,301,667	102,729,661	3,301,667

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.05)	$(0.81)	$(0.30)	$(1.33)
Discontinued operations	—	—	0.01	—

Net loss attributable to common shareholders per share - basic and diluted	$(0.05)	$(0.81)	$(0.29)	$(1.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Equity

(Amounts in thousands, except share information)

(Unaudited)

	Class A common shares		Class B common shares		Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total equity
	Number of shares	Amount	Number of shares	Amount
Balances at December 31, 2012	38,663,998	$387	667	$—	$914,565	$(10,278)	$904,674	$490	$905,164

Issuances of Class A common shares, net of offering costs of $85,984	102,141,544	1,021	—	—	1,547,259	—	1,548,280	—	1,548,280

2,770 Property Contribution	—	—	634,408	6	(356,453)	—	(356,447)	391,701	35,254

Settlement of subscription agreement	434,783	4	—	—	(4)	—	—	—	—

Management Internalization	—	—	—	—	—	—	—	65,188	65,188

Alaska Joint Venture Acquisition	43,609,394	436	—	—	703,856	—	704,292	200,195	904,487

RJ Joint Ventures Acquisition	—	—	—	—	—	—	—	61,060	61,060

Share-based compensation	6,500	—	—	—	606	—	606	—	606

Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,195)	(11,195)

Formation of consolidated joint venture	—	—	—	—	—	—	—	500	500

Conversion of preferred units	—	—	—	—	—	(10,456)	(10,456)	—	(10,456)

Net loss	—	—	—	—	—	(18,952)	(18,952)	9,357	(9,595)

Balances at September 30, 2013	184,856,219	$1,848	635,075	$6	$2,809,829	$(39,686)	$2,771,997	$717,296	$3,489,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
Operating activities
Net loss	$(9,595)	$(4,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,827	592
Noncash amortization of deferred financing costs	186	—
Noncash share-based compensation	606	—
Gain on remeasurement of equity method investment	(10,945)	—
Remeasurement of Series E units	438	—
Gain on disposition of discontinued operations	(904)	—
Other changes in operating assets and liabilities:
Rent and other receivables	5,244	—
Resident security deposits	(21,282)	—
Prepaid expenses and other assets	(2,793)	—
Deferred leasing costs	(6,348)	—
Accounts payable and accrued expenses	32,139	—
Amounts payable to affiliates	(20,251)	—

Net cash provided by (used in) operating activities	4,322	(3,813)

Investing activities
Cash paid for single-family properties	(1,712,119)	—
Escrow deposits for purchase of single-family properties	(11,834)	—
Cash acquired in non-cash business combinations	33,099	—
Settlement of net monetary assets related to Management Internalization	(6,958)	—
Net proceeds received from sale of discontinued operations	8,844	—
Distributions from unconsolidated joint venture	3,431	—
Improvements to single-family properties	(321,559)	—

Net cash used in investing activities	(2,007,096)	—

Financing activities
Implied contribution by Sponsor for historical operations	517	3,813
Net proceeds from issuance of Class A common shares	1,548,280	—
Proceeds from credit facility	1,044,000	—
Payments on credit facility	(806,000)	—
Proceeds from bridge loan	115,000	—
Payments on bridge loan	(115,000)	—
Extinguishment of RJ1 note payable	(7,600)	—
Contributions from noncontrolling interests	500	—
Distributions to noncontrolling interests	(6,497)	—
Deferred financing costs	(9,559)	—

Net cash provided by financing activities	1,763,641	3,813

Net decrease in cash and cash equivalents	(239,133)	—
Cash and cash equivalents, beginning of period	397,198	—

Cash and cash equivalents, end of period	$158,065	$—

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows (continued)

(Amounts in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
Supplemental cash flow information
Cash payments for interest	$4,011	$—

Supplemental schedule of noncash investing and financing activities
Receivables related to property acquisitions	$1,639	$—
Accounts payable and accrued expenses related to property acquisitions	$28,237	$—
Accounts payable and accrued expenses related to deferred financing costs	$2,533	$—
Amounts payable to affiliates related to property acquisitions	$(1,683)	$—
Accrued distribution to noncontrolling interests	$4,698	$—

Contribution of properties (see Note 9)
Single-family properties, including related assets and liabilities	$32,229	$264,867
Additional paid-in capital	$(384,255)	$(264,867)
Due from affiliates	$(2,508)	$—
Issuance of Series C convertible units to noncontrolling interest	$391,701	$—
Issuance of Class B common shares	$7,993	$—

Acquisitions (see Note 10)
Single-family properties	$966,571	$—
Cash and cash equivalents	$33,099	$—
Other net assets and liabilities	$(36,760)	$—
Deferred costs and other intangibles	$133,195	$—
Class A common shares	$(436)	$—
Additional paid-in capital	$(703,856)	$—
Issuance of Class A units to noncontrolling interest	$(221,934)	$—
Issuance of Series D units to noncontrolling interest	$(65,188)	$—
Contingently convertible Series E units liability	$(64,881)	$—
Noncontrolling interest in consolidated subsidiaries	$(39,321)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and operations

The Company is a Maryland REIT formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family properties as rental properties. As of September 30, 2013, the Company held 21,267 single-family properties in 22 states. In November and December 2012, the Company raised approximately $530,413,000 before aggregate placement agent fees and offering costs of $40,928,000, including $5,307,000 related to the value of the option issued to the Sponsor, in an offering exempt from registration under the Securities Act of 1933 (the “2012 Offering”). In March 2013, the Company raised $747,500,000 before aggregate placement agent fees and offering costs of $44,003,000 in an offering exempt from registration under the Securities Act of 1933 (the “2013 Offering”). In August 2013, the Company raised $811,764,000 before aggregate underwriting discounts and offering costs of $41,981,000 in our initial public offering (the “IPO”). Concurrently with the IPO, the Company raised an additional $75,000,000 in private placements, which were made concurrently with the IPO offering price and without payment of any underwriting discount, to the Sponsor and APFC (collectively, the “2013 Concurrent Private Placements”).

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

The value of acquired leases is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are typically short-term in nature (less than one year).

Intangible assets

Intangible assets are amortized on a straight-line basis over the asset’s estimated economic life and are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. The identified intangible assets acquired as part of the Management Internalization (see Note 10) are being amortized over the following estimated economic lives:

Amortizable Life
Trademark	4.7 years
Database	7 years

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired as part of the Management Internalization (see Note 10). Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis, or if certain events or circumstances occur, pursuant to ASC 350, Intangibles—Goodwill and Other. No impairments have been recorded as of September 30, 2013.

Deferred financing costs

Financing costs related to the origination of the Company’s credit facility are deferred and amortized on an effective interest method over the contractual term of the applicable financing.

Recently issued and adopted accounting standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard allows an entity first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the entity must calculate the fair value of the asset, compare the fair value to its carrying amount, and record an impairment charge, if the carrying amount exceeds fair value. However, if an entity concludes that it is not more likely than not that the asset is impaired, no further action is required. The qualitative assessment is not an accounting policy election. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test, and then choose to perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

Note 3. Single-family properties

Single-family properties, net, consists of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Number of properties	Net book value
Leased single-family properties	14,384	$2,426,434
Single-family properties being renovated	4,147	615,568
Vacant single-family properties available for lease	2,736	488,120

Total	21,267	$3,530,122

	December 31, 2012
	Number of properties	Net book value
Leased single-family properties	1,164	$158,068
Single-family properties being renovated	1,857	261,136
Vacant single-family properties available for lease	623	86,509

Total	3,644	$505,713

Single-family properties at September 30, 2013 and December 31, 2012 include $95,447,000 and $131,819,000, respectively, related to properties for which the recorded deed of trust has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded. Depreciation expense related to single-family properties was approximately $20,841,000 and $490,000 for the three months ended September 30, 2013 and 2012, respectively, and $32,718,000 and $592,000 for the nine months ended September 30, 2013 and 2012, respectively. Included in single-family properties at September 30, 2013 and December 31, 2012 are certain single-family properties contributed by the Sponsor (see Note 9).

Note 4. Deferred costs and other intangibles

Deferred costs and other intangibles, net, consists of the following as of September 30, 2013 (in thousands):

September 30, 2013
Deferred leasing costs	$9,164
Deferred financing costs	12,092
Intangible assets:
Value of in-place leases	6,085
Trademark	3,100
Database	2,100

32,541
Less: accumulated amortization	(8,023)

Total	$24,518

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was approximately $3,202,000 and $5,109,000 for the three and nine months ended September 30, 2013, respectively, which has been included in depreciation and amortization. Amortization of deferred financing costs was $2,202,000 and $3,054,000 for the three and nine months ended September 30, 2013, respectively, which has been included in gross interest, prior to interest capitalization (see Note 5).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2013 for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2013	$2,291	$584	$1,521	$165	$75
2014	3,931	2,316	2,835	659	300
2015	—	2,316	—	660	300
2016	—	2,322	—	659	300
2017	—	984	—	659	300
Thereafter	—	516	—	93	732

Total	$6,222	$9,038	$4,356	$2,895	$2,007

Note 5. Debt

Credit facility

On March 7, 2013, we entered into a $500 million senior secured revolving credit facility with a financial institution. On June 6, 2013, we entered into a temporary increase to our credit facility that allowed us to borrow up to $1 billion through December 6, 2013. On August 6, 2013, the closing date of our IPO, the credit facility had an outstanding balance of $840 million, which we paid down by $716 million from proceeds of our IPO. Upon closing of our IPO and related paydown, maximum borrowings under the credit facility returned to $500 million. On September 30, 2013, we again amended our credit facility to expand our borrowing capacity to $800 million, add an additional lender and extend the repayment period to September 30, 2018.

The amount that may be borrowed under the credit facility will generally be based on the lower of 50% of cost and the value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the “Borrowing Base”. Borrowings under the credit facility are available through March 7, 2015, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%.

The credit facility is secured by our Operating Partnership’s membership interests in entities that own single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth (as defined) not less than 85% of our tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of September 30, 2013, the Company was in compliance with all loan covenants under the credit facility.

As of September 30, 2013, total outstanding borrowings under the credit facility were $238,000,000. The following table outlines our gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Gross interest cost	$5,027	$7,425
Capitalized interest	5,027	7,055

Interest expense	$—	$370

Note 6. Accounts payable and accrued expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accounts payable	$6,064	$259
Accrued property taxes	30,163	4,760
Other accrued liabilities	17,980	1,473
Accrued construction liabilities	15,996	3,059
Resident security deposits	21,434	1,731

Total	$91,637	$11,282

Note 7. Shareholders’ equity

Class A common shares

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

In August 2013, the Company sold an additional 55,422,794 Class A common shares in connection with the IPO and the 2013 Concurrent Private Placements.

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

Class A units

Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for the Company’s Class A common shares on a one-for-one basis. The Company owned 93.1% and 99.9% of the total 199,278,586 and 38,697,333 Class A units outstanding as of September 30, 2013 and December 31, 2012, respectively.

Series C convertible units

Series C convertible units represent voting equity interests in the Operating Partnership. Holders of the Series C convertible units are entitled to distributions equal to the actual net cash flow from a portfolio of 2,770 single-family properties contributed to the Company by the Sponsor on February 28, 2013 (see Note 9), up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50, but will not be entitled to any distributions of income generated by any other properties or operations of our company or any liquidating distributions. Since the issuance of the Series C units, net cash flow from the properties contributed to the Company exceeded 3.9% per annum, providing the payment of the maximum amount of the preferred distribution. Holders of the Series C units have a one-time right to convert all such units into Class A units on a unit for unit basis. If on the date of conversion, the contributed properties had not been initially leased for at least 98% of the scheduled rents (determined on an aggregate basis), then the Series C units with respect to the single-family properties leased for at least 98% of the scheduled rents (determined on an aggregate basis) will convert into Class A units, and the Series C units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing the original aggregate cost of the properties (including the acquisition fees) by $15.50, with proportionate reduction in Class B common shares. If the Series C units have not been converted by the earlier of the third anniversary of the original issue date, or the date of commencement of a dissolution or liquidation, then the Series C units will automatically convert into Class A units at the specified conversion ratio defined above. As of September 30, 2013, the Sponsor owned all of the 31,085,974 outstanding Series C convertible units.

Series D convertible units

Series D convertible units represent non-voting equity interests in the Operating Partnership. Holders of the Series D convertible units do not participate in any distributions for 30 months from the date of issuance and do not participate in any liquidating distributions at any point in time. The Series D units are automatically convertible into Class A units on a one-for-one basis only after the later of (1) 30 months after the date of issuance and (2) the earlier of (i) the date on which adjusted funds from operations per Class A common share aggregates $0.80 or more over four consecutive quarters following the closing of the Management Internalization or (ii) the date on which the daily closing price of our Class A common shares on the NYSE averages $18.00 or more for two consecutive quarters following the closing of the Management Internalization. After 30 months, the Series D units will participate in distributions (other than liquidating distributions) at a rate of 70% of the per unit distributions on the Class A units. As of September 30, 2013, the Sponsor owned all of the 4,375,000 outstanding Series D units (see Note 10).

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

Because the Series E units may potentially be settled by issuing a variable number of Series D units or Class A units, the Series E units have been recorded at fair value and reflected as a liability in accordance with ASC 480, Distinguishing Liabilities and Equity, in the accompanying condensed consolidated balance sheets and are marked to market each period (see Note 14). As of September 30, 2013, the Sponsor owned all of the 4,375,000 outstanding Series E units (see Note 10).

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

2012 Equity Incentive Plan

In 2012, we adopted the 2012 Equity Incentive Plan (the “Plan”) to provide persons with an incentive to contribute to the success of the Company and to operate and manage our business in a manner that will provide for the Company’s long-term growth and profitability. The Plan provides for the issuance of up to 1,500,000 Class A common shares through the grant of a “variety of awards” including stock options, stock appreciation rights, restricted stock, unrestricted shares, dividend equivalent rights and performance-based awards. The Plan terminates in November 2022, unless it is earlier terminated by the board of trustees. In April 2013, our shareholders approved an amendment to the Plan allowing for an increase in the maximum number of Class A common shares available for issuance from 1,500,000 to 6,000,000.

In 2012, we granted stock options for 50,000 shares to trustees of the Company. These options vest over 4 years and expire 10 years from the date of grant. All of these options were outstanding as of September 30, 2013, and none were exercisable at that time. Noncash share-based compensation expense related to these options is based on the estimated fair value on the date of grant and is recognized in expense over the service period. Such expense is adjusted to consider estimated forfeitures. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period.

During 2012, the Company also granted stock options for 650,000 Class A common shares to certain employees of our Sponsor and its subsidiaries. During the nine months ended September 30, 2013, 60,000 options were cancelled, no options were granted, and no options were exercised. None of these options were exercisable as of September 30, 2013. These options vest over 4 years and expire 10 years from the date of grant. Because these options were originally granted to nonemployees of the Company, noncash share-based compensation expense was initially recorded based on the estimated fair value of the options at grant date and was re-measured at the end of each period. As a result of the Management Internalization on June 10, 2013, certain former employees of the Sponsor became employees of the Company and, accordingly, stock options for 485,000 Class A common shares were reclassified as grants to employees and re-measured as of the date of the Management Internalization.

Total shared-based compensation expense related to stock options was $153,000 and $494,000 for the three and nine months ended September 30, 2013, respectively. Such expense is adjusted to consider estimated forfeitures. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period. Also included in noncash share-based compensation expense for the nine months ended September 30, 2013 was $112,000 associated with 6,500 Class A common shares issued to our trustees on April 4, 2013.

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

Noncontrolling interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheet primarily consists of the interest held by the Sponsor in units in the Company’s Operating Partnership. As of September 30, 2013 and December 31, 2012, the Sponsor owned approximately 6.9% and 0.1%, respectively, of the Class A units in the Operating Partnership. Additionally, the Sponsor owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of September 30, 2013. The Sponsor also owned all 653,492 Preferred Units in the Operating Partnership as of December 31, 2012, which were converted into Class A units on June 14, 2013 (see Note 10). Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

Noncontrolling interest as reflected in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2013 primarily consisted of $4,698,000 and $10,208,000, respectively, of preferred income allocated to Series C convertible units, zero and $157,000, respectively, of preferred income allocated to Preferred Units (prior to the date of conversion) and $670,000 and $780,000, respectively, of net loss allocated to Class A units. Also included in noncontrolling interest in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2013 was $230,000 and $228,000, respectively, of net loss allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries.

Note 8. Related party transactions

Equity ownership

As of September 30, 2013 and December 31, 2012, our Sponsor owned approximately 3.7% and 8.5% of our outstanding Class A common shares, respectively. On a fully-diluted basis, the Sponsor held (including consideration of 635,075 and 667 Class B common shares as of September 30, 2013 and December 31, 2012, respectively, 13,787,292 and 32,668 Class A common units as of September 30, 2013 and December 31, 2012, respectively, 653,492 Preferred Units as of December 31, 2012, 31,085,974 Series C convertible units as of September 30, 2013, 4,375,000 Series D units as of September 30, 2013, 4,375,000 Series E units as of September 30, 2013 and common shares issuable upon exercise of the option pursuant to the subscription agreement as of December 31, 2012) (see Note 7), an approximate 25.6% and 17.2% interest at September 30, 2013 and December 31, 2012, respectively.

Advisory Management Agreement

In November 2012, the Company entered into an advisory management agreement with the Advisor under which the Advisor was responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations, subject to the oversight by our board of trustees. For performing these services, we paid the Advisor an advisory management fee equal to 1.75% per year of adjusted shareholders’ equity, as defined, calculated and paid quarterly in arrears. Additionally, concurrently with the contribution of a portfolio of 2,770 single-family properties on February 28, 2013, the Advisor agreed to a permanent reduction in the advisory management fee equal to $9,800,000 per year (see Note 9). Upon completion of the Management Internalization on June 10, 2013 (see Note 10), the Advisor became a wholly-owned subsidiary of our Operating Partnership and accordingly, there will be no future advisory management fees in our condensed consolidated statement of operations.

For the nine months ended September 30, 2013, advisory management fees incurred to the Advisor prior to the Management Internalization were $6,352,000. As of December 31, 2012, accrued advisory management fees were $937,000, which have been included in amounts payable to affiliates in the accompanying condensed consolidated balance sheets.

Property Management Agreement

In November 2012, the Company entered into a property management agreement with the Property Manager under which the Property Manager generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We paid our Property Manager a property management fee equal to 6% of collected rents and a leasing fee equal to one-half month of each lease’s annual rent. Upon completion of the Management Internalization on June 10, 2013 (see Note 10), the Property Manager became a wholly-owned subsidiary of our Operating Partnership and accordingly, there will be no future property management fees incurred to the Property Manager in our condensed consolidated statement of operations.

For the nine months ended September 30, 2013, property management fees incurred to the Property Manager prior to the Management Internalization were $1,264,000, which have been included in property operating expenses in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2013, leasing fees incurred to the Property Manager prior to the Management Internalization were $2,888,000, which have been included in deferred costs and other intangibles, net in the accompanying condensed consolidated balance sheets.

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

During the three and nine months ended September 30, 2013, we incurred $22,947,000 and $95,319,000 in aggregate acquisition and renovation fees to the Sponsor under the terms of this agreement, $22,666,000 and $92,718,000 of which has been capitalized related to asset acquisitions and included in the cost of the single-family properties, and $281,000 and $2,601,000 has been expensed related to property acquisitions with in-place leases, respectively. As of September 30, 2013 and December 31, 2012, accrued and unpaid acquisition and renovation fees were $1,120,000 and $2,811,000, respectively, which have been included in the amounts payable to affiliates in the accompanying condensed consolidated balance sheet.

Employee Administration Agreement

In connection with the Management Internalization on June 10, 2013 (see Note 10), we entered into an employee administration agreement with Malibu Management, Inc. (“MMI”), an affiliate of the Sponsor, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of the Sponsor. Under terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and are able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We are required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We do not pay any fee or any other form of compensation to MMI. Total compensation and benefit costs passed through to us under the agreement during the three and nine months ended September 30, 2013 were $7,173,000 and $8,397,000, respectively. As of September 30, 2013, accrued and unpaid reimbursable compensation and benefit costs due to MMI were $748,000, which have been included in the amounts payable to affiliates in the accompanying condensed consolidated balance sheet.

Allocated General and Administrative Expenses

The Company received an allocation of general and administrative expenses from the Sponsor that were either clearly applicable to or were reasonably allocated to the operations of the properties contributed by our Sponsor (see Note 9). Allocated general and administrative expenses from the Sponsor were zero and $2,276,000 for the three months ended September 30, 2013 and 2012, respectively, and $993,000 and $3,929,000 for the nine months ended September 30 2013, and 2012, respectively, and have been included in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

The following table summarizes the net assets and historical net loss of the 2,770 single-family properties based on the dates such properties were acquired by our Sponsor through the date of the 2,770 Property Contribution (in thousands, except number of properties):

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

Pursuant to the agreement, the Sponsor is responsible for all costs of transfer of the properties and for paying costs associated with the completion of initial renovation of the properties after we acquire them. The costs of such improvements for the period from March 1, 2013 to September 30, 2013 were $13,194,000. This amount has been reflected as an addition to the net asset value of the contributed properties, with a corresponding increase of $12,930,000 and $264,000 to the Series C units in our Operating Partnership and Class B common shares, respectively, issued in connection with the 2,770 Property Contribution.

The total reduction to additional paid-in capital of $356,453,000 reflected in the accompanying condensed consolidated statement of equity for the nine months ended September 30, 2013 consists of the $386,500,000 reclassification of the net asset value of the 2,770 properties, offset by (i) the $19,552,000 credit associated with the 109 properties acquired by our Sponsor from January 1, 2013 to February 28, 2013, (ii) $7,987,000 in excess of $6,000 par value associated with issuance of the 634,408 Class B common shares and (iii) the $2,508,000 reclassification of the other net liabilities associated with the properties to due from affiliates.

Concurrently with this transaction, commencing February 28, 2013 the Advisor agreed to a permanent reduction in the advisory fee of $9,800,000 per year (see Note 8).

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

Under the terms of the Management Internalization contribution agreement, net monetary assets, as defined, of the Advisor and Property Manager as of June 10, 2013 were to be settled in cash between the Company and the Sponsor subsequent to the date of the transaction. Accordingly, net monetary assets of $6,958,000, including estimated cash and cash equivalents of $8,982,000, were recorded as of the date of the Management Internalization and subsequently settled in cash between the Company and the Sponsor during the three months ended September 30, 2013.

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

The following table summarizes the fair values of the assets acquired as part of the Alaska Joint Venture Acquisition as of the date of acquisition (in thousands):

Land	$156,648
Building and improvements	740,396
Receivable for net cash flows prior to acquisition date	1,896
Value of in-place leases	5,547

Fair value of acquired assets	$904,487

Pursuant to the Alaska Joint Venture Acquisition contribution agreement, net monetary assets, as defined, of the Alaska Joint Venture as of April 30, 2013 are to be used to fund all remaining initial repair and renovation costs of the 4,778 single-family properties, with any potential shortfalls to be paid for by the Sponsor. At December 31, 2013, any remaining net monetary assets will be distributed to APFC and the Sponsor. Accordingly, estimated net monetary assets of the Alaska Joint Venture of $12,995,000, including estimated cash and cash equivalents of $22,989,000, were recorded as of the date of the Alaska Joint Venture Acquisition in the accompanying condensed consolidated balance sheet, with an offsetting liability reflected in amounts payable to affiliates.

Since the date of the Alaska Joint Venture Acquisition, the Company has consolidated the Alaska Joint Venture and the results of its operations are reflected in the accompanying condensed consolidated financial statements.

RJ Joint Ventures Acquisition

On August 10, 2012, the Sponsor formed RJ LLC, as the sole owner and managing member, for the purpose of sponsoring and managing investment vehicle joint ventures with accredited investors identified by Raymond James. On September 20, 2012, RJ LLC formed its first investment vehicle, RJ American Homes 4 Rent One, LLC (“RJ1”), with an initial capital contribution of 177 single-family properties from the Sponsor, prior to selling a 67% Class A ownership interest in RJ1 to third party accredited investors (the “RJ1 Investors”). After the sale to the RJ1 Investors, RJ LLC’s remaining interest in RJ1 consisted of a 33% managing member Class B equity interest and 100% of a promoted interest that is earned after the RJ1 Investors achieve certain preferred returns.

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

On March 15, 2013, RJ LLC formed its second investment vehicle, RJ American Homes 4 Rent Two, LLC (“RJ2”), with an initial capital contribution of 214 single-family properties from the Sponsor, prior to selling a 67% Class A ownership interest in RJ2 to third party accredited investors (the “RJ2 Investors”). After the sale to the RJ2 Investors, RJ LLC’s remaining interest in RJ2 consisted of a 33% managing member Class B equity interest and 100% of a promoted interest that is earned after the RJ2 Investors achieve certain preferred returns.

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

The following table summarizes the fair values of the net assets of RJ LLC, RJ1 and RJ2 that the Company gained control over on June 14, 2013 and the associated 67% noncontrolling interest held by the RJ1 Investors and RJ2 Investors in RJ1 and RJ2, respectively (in thousands):

Land	$10,340
Building and improvements	54,123
Value of in-place leases	539
Cash and cash equivalents	1,128
Other current assets and liabilities, net	(311)
Note payable	(7,600)
Noncontrolling interest	(39,321)

Fair value of acquired net assets	$18,898

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

Because the Preferred Unit Conversion was not subject to an inducement offer and represented an in-substance redemption of the 653,492 Preferred Units, the $10,456,000 fair value of the 653,492 Class A units in excess of the zero carrying value of the 653,492 Preferred Units has been reflected as a reduction to net income attributable to common shareholders in the accompanying condensed consolidated statements of operations in accordance with ASC 260-10-S99-2, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The fair value of the Class A units issued in connection with the 2013 RJ Transaction has been determined using the most recent trading price in the Company’s Class A common shares, into which the Class A units are convertible into on a one-for-one basis.

Since the date of the 2013 RJ Transaction, the Company has consolidated RJ LLC, RJ1 and RJ2 and the related results of operations are reflected in the accompanying condensed consolidated financial statements.

The following table presents the total revenues and net income attributable to the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction that is included in our condensed consolidated statement of operations from the respective transaction dates through September 30, 2013 (in thousands):

	Management Internalization	Alaska Joint Venture Acquisition	2013 RJ Transaction
	Period from June 10, 2013 to September 30, 2013	Period from June 11, 2013 to September 30, 2013	Period from June 14, 2013 to September 30, 2013
Total revenues	$959	$19,624	$640
Net (loss) / income	$(13,818)	$54	$(111)

The following table presents the Company’s supplemental consolidated pro forma total revenues and net income as if the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Pro forma total revenues (1)	$49,463	$2,809	$95,595	$5,302
Pro forma net loss (1)	$(3,861)	$(3,018)	$(16,111)	$(8,189)

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction occurred on January 1, 2012.

Due to the inherent complexity of the accompanying condensed consolidated financial statements as a result of the transactions completed between entities under common control (see Note 9), management believes that presentation of pro forma net loss attributable to common shareholders and on a per share basis is not meaningful and has therefore only presented pro forma total revenues and net loss as if the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2012 above.

Sale of Southern California properties

On June 27, 2013, the Company sold 38 single-family properties located in southern California for a gross sales price of $8,900,000, before commissions and closing costs, resulting in a gain on sale of $904,000, which has been reflected as gain on disposition of assets in the accompanying condensed consolidated statements of operations. The results of operations from these sold properties prior to the date of sale, along with the related gain on disposition, have been reflected as discontinued operations in the accompanying condensed consolidated statements of operations.

Note 11. Net loss per share

The following table reflects the computation of net loss per share on a basic and diluted basis for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share information):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income / loss (numerator):
Loss from continuing operations	$(3,861)	$(2,675)	$(10,603)	$(4,405)
Income from discontinued operations	—	—	1,008	—
Noncontrolling interest	3,798	—	9,357	—
Conversion of preferred units	—	—	10,456	—

Net loss attributable to common shareholders	$(7,659)	$(2,675)	$(29,408)	$(4,405)

Weighted-average shares (denominator):
Class A common shares issued in formation transactions	3,301,000	3,301,000	3,301,000	3,301,000
Class B common shares issued in formation transactions	667	667	667	667
Class A common shares issued in 2012 Offering	35,362,998	—	35,362,998	—
Class A common shares issued in 2013 Offering	46,718,750	—	34,397,321	—
Class B common shares issued in connection with 2,770 Property Contribution	634,408	—	499,625	—
Class A common shares issued to members of board of trustees	6,500	—	4,286	—
Class A common shares issued in settlement of subscription agreement	434,783	—	267,559	—
Class A common shares issued in connection with Alaska Joint Venture Acquisition	43,609,394	—	17,891,033	—
Class A common shares issued in connection with IPO	26,854,220	—	9,049,774	—
Class A common shares issued in connection with 2013 Concurrent Private Placements	2,853,261	—	961,538	—
Class A common shares issued in connection with IPO over-allotment exercise	2,949,169	—	993,860	—

Total weighted-average shares	162,725,150	3,301,667	102,729,661	3,301,667

Net loss per share- basic and diluted:
Loss from continuing operations	$(0.05)	$(0.81)	$(0.30)	$(1.33)
Income from discontinued operations	—	—	0.01	—

Net loss per share- basic and diluted	$(0.05)	$(0.81)	$(0.29)	$(1.33)

The Company accounted for the issuance of 3,301,000 Class A common shares and 667 Class B common shares associated with the initial contribution by the Sponsor in December 2012, as a formation transaction and has reflected these shares outstanding as of the earliest period presented.

Total weighted average shares for the three and nine months ended September 30, 2013 shown above excludes an aggregate of 54,263,266 of shares or units in our Operating Partnership (see Note 7), the subscription agreement (see Note 7), and stock options (see Note 7) because they were antidilutive and not related to the formation of the Company.

Due to the inherent complexity of the accompanying condensed consolidated financial statements as a result of the transactions completed between entities under common control (see Note 9), management does not consider the historical net loss per share computations to be meaningful.

Note 12. Commitments and contingencies

In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of September 30, 2013 and December 31, 2012, the Company had aggregate outstanding commitments of $4,612,000 and $1,694,000, respectively, in connection with these contracts.

As of September 30, 2013 and December 31, 2012, we had commitments to acquire 416 and 462 single-family properties, respectively, with an aggregate purchase price of $57,573,000 and $70,082,000, respectively.

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

The carrying amount of rents and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses and other assets, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts.

As the Company’s credit facility bears variable interest at 30 day LIBOR plus 2.75% and was recently entered into on March 7, 2013 and further amended on September 30, 2013 (see Note 5), management believes the carrying value of the credit facility as of September 30, 2013 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

The Company’s contingently convertible series E units liability (see Note 10) is the only financial instrument recorded at fair value on a recurring basis within our consolidated financial statements and is valued using a Monte Carlo Simulation model. A Monte Carlo simulation is incorporated given that the value of the securities is path dependent, meaning that their value depends on the average of a sequence of the prices of the underlying asset over some predetermined period of time. Inputs to the model include a risk-free rate corresponding to the assumed timing of the conversion date and a volatility input based on the historical volatilities of selected peer group companies. The starting point for the simulation is the most recent trading price in the Company’s Class A common shares, into which the Series E units are ultimately convertible. The timing of such conversion is based on the provisions of the contribution agreement and the Company’s best estimate of the events that trigger such conversions. The following table sets forth the fair value of the contingently convertible series E units liability as of September 30, 2013 (in thousands):

		September 30, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingently convertible Series E units liability	$65,319	$—	$—	$65,319

The following table presents changes in the fair value of the contingently convertible series E units liability, which is measured on a recurring basis, with changes in fair value recognized in remeasurement of Series E units in the accompanying condensed consolidated statements of operations, for the three months ended September 30, 2013 (in thousands):

Description	June 30, 2013	Remeasurement of Series E units included in earnings	September 30, 2013
Contingently convertible Series E units liability	$64,881	$438	$65,319

There were no changes in fair value of the contingently convertible Series E units liability between June 10, 2013 (date of issuance) and June 30, 2013. Changes in inputs or assumptions used in the Monte Carlo simulation used to value the contingently convertible Series E units liability may have a material impact on the resulting valuation.

Note 15. Subsequent events

Subsequent acquisitions

From October 1, 2013 through October 31, 2013 we acquired approximately 600 properties with an aggregate purchase price of approximately $79,260,000. We have reduced our pace of acquisitions in an effort to match our capital investments with our capital raising activities. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

5% Series A Participating Preferred Shares

On October 25, 2013, the Company raised $110,000,000 before aggregate underwriting discounts and estimated offering costs of $6,204,000 through the sale of 4,400,000 Series A Participating Preferred Shares (the “Preferred Offering”). Additionally, on November 8, 2013, the underwriters exercised their full over-allotment option to purchase an additional 660,000 Series A Participating Preferred Shares, resulting in an additional $16,500,000 of gross proceeds to the Company before aggregate underwriting discounts and estimated offering costs of $825,000.

Borrowings on Credit Facility

From October 1, 2013 through October 31, 2013, the Company borrowed an additional $122,000,000 under the credit facility and made payments on the credit facility totaling $140,000,000, including a $95,000,000 payment using proceeds from the Preferred Offering. On October 31, 2013, the loan had an outstanding balance of $220,000,000 (see Note 5).

Declaration of Distributions

On November 7, 2013, our board of trustees declared our initial quarterly distribution of $0.05 per Class A common share payable on January 10, 2014 to shareholders of record on December 15, 2013. Additionally, our board of trustees also declared the initial pro-rated quarterly dividend of $0.229167 per share on the Company’s Series A Participating Preferred Shares payable on December 31, 2013 to shareholders of record on December 15, 2013.

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

As of September 30, 2013, we owned 21,267 single-family properties in selected sub-markets of metropolitan statistical areas, or MSAs, in 22 states, representing an estimated total investment of approximately $3.6 billion, which includes our actual purchase price (including closing costs) and estimated renovation costs plus a 5% acquisition and renovation fee, if applicable. We also had an additional 416 properties in escrow that we expected to acquire, subject to customary closing conditions, for an estimated total investment of approximately $67 million. As of September 30, 2013, 14,384, or 67.6% of our total properties were leased. We continue to evaluate potential new target markets that fit our underwriting criteria and are located where we believe we can achieve sufficient scale for internalized property management. As of September 30, 2013, over 90% of our single-family properties are internally managed through our proprietary property management platform.

The following table provides a summary of our single-family properties as of September 30, 2013:

						Averages per Property
	Properties (1)		Net Book Value			Square Footage	Property Age (years)
Market	Units	% of Total	$ millions	% of Total	Avg. per Property
Dallas-Fort Worth, TX	1,861	8.8%	$288	8.1%	$154,462	2,200	10.2
Indianapolis, IN	1,845	8.7%	267	7.6%	144,937	1,879	11.6
Greater Chicago area, IL and IN	1,443	6.8%	211	6.0%	146,525	1,855	12.3
Atlanta, GA	1,341	6.3%	217	6.1%	161,604	2,163	13.0
Houston, TX	1,094	5.1%	189	5.4%	173,135	2,303	9.6
Cincinnati, OH	1,075	5.1%	183	5.2%	170,564	1,845	11.9
Phoenix, AZ	962	4.5%	144	4.1%	149,210	1,811	11.3
Charlotte, NC	961	4.5%	163	4.6%	169,379	1,947	10.7
Nashville, TN	905	4.3%	181	5.1%	200,107	2,190	9.5
Jacksonville, FL	893	4.2%	129	3.7%	144,870	1,926	9.6
All Other (2)	8,887	41.7%	1,558	44.1%	175,312	1,904	10.9

Total / Average	21,267	100.0%	$3,530	100.0%	$165,985	1,969	11.0

(1)	Includes 377 properties in which we hold an approximate one-third interest.
(2)	Represents 32 markets in 19 states.

The following table summarizes our leasing experience through September 30, 2013:

Market	Leased (1)	Available for Rent 30+ Days (2)	Available for Rent 90+ Days (3)	30+ Days Occupancy % (4)	90+ Days Occupancy % (5)	Average Annual Scheduled Rent Per Property
Dallas-Fort Worth, TX	1,144	1,206	1,178	94.9%	97.1%	$17,521
Indianapolis, IN	1,238	1,413	1,250	87.6%	99.0%	14,669
Greater Chicago area, IL and IN	574	671	602	85.5%	95.3%	19,171
Atlanta, GA	973	1,021	1,011	95.3%	96.2%	15,930
Houston, TX	613	639	622	95.9%	98.6%	18,193
Cincinnati, OH	664	717	676	92.6%	98.2%	16,760
Phoenix, AZ	756	832	809	90.9%	93.4%	13,219
Charlotte, NC	680	758	691	89.7%	98.4%	15,470
Nashville, TN	721	762	738	94.6%	97.7%	17,787
Jacksonville, FL	636	649	644	98.0%	98.8%	15,663
All Other (6)	5,152	6,003	5,445	85.8%	94.6%	16,615

Total / Average	13,151	14,671	13,666	89.6%	96.2%	$16,417

(1)	Includes leases on properties for which we have completed renovations and excludes leases with tenants existing at the date of acquisition (“Stabilized Properties”).
(2)	Available for Rent 30+ Days represents the number of properties that have been leased after we have completed renovations or are available for rent (i.e., “rent-ready”) for a period of greater than 30 days.
(3)	Available for Rent 90+ Days represents the number of properties that have been leased after we have completed renovations or are available for rent (i.e., “rent-ready”) for a period of greater than 90 days.
(4)	Occupancy percentage is computed by dividing the number of leased properties by the number of properties available for rent 30+ days.
(5)	Occupancy percentage is computed by dividing the number of leased properties by the number of properties available for rent 90+ days.
(6)	Represents 32 markets in 19 states.

From our formation through June 10, 2013, we were externally managed and advised by the Advisor and the leasing, managing and advertising of our properties was overseen and directed by the Property Manager, both of which were subsidiaries of the Sponsor. On June 10, 2013, we entered into the Management Internalization and acquired the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in our Operating Partnership. We now have an integrated operating platform that consists of approximately 401 personnel dedicated to property management, marketing, leasing, financial and administrative functions. Our acquisition and renovation functions continue to be performed by the Sponsor until December 10, 2014. On September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of the Sponsor’s acquisition and renovation personnel necessary for our operations. No additional consideration will be paid to the Sponsor in connection with exercising our employment offer right. Until that time, we will continue paying the Sponsor a 5% acquisition and renovation fee and, separately, the Sponsor will pay us a monthly fee of $100,000 for maintenance and use of certain intellectual property transferred to us in the Management Internalization.

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

Initial Public Offering and Concurrent Private Placements

In August 2013, we raised $811,764,000 before aggregate underwriting discounts and offering costs of $41,981,000 in an IPO. Concurrently with the IPO, we raised an additional $75,000,000 in the 2013 Concurrent Private Placements at the IPO price of $16.00 per share and without payment of any underwriting discount or placement fee.

Expanded Credit Facility

On September 30, 2013, we expanded our credit facility to, among other things: (1) join an additional lender, (2) increase the maximum amount available for borrowings under our credit facility from $500 million to $800 million, (3) extend the period to repay borrowings under our credit facility to September 30, 2018, (4) provide for borrowings under our credit facility to bear interest at the one-month LIBOR plus 2.75% until March 2017 and, thereafter, at one-month LIBOR plus 3.125%, (5) change the tangible net worth covenant to require our adjusted tangible net worth at all times to be not less than 85% of our adjusted tangible net worth as of September 30, 2013 plus 85% of the net proceeds of any additional equity capital raises completed by us on or after September 30, 2013 and (6) change the minimum liquidity covenant to require us at all times to maintain cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents. All other provisions and terms of our credit facility remain substantially the same.

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

Property Acquisitions

Since our formation we have rapidly but systematically grown our portfolio of single-family homes and intend to continue to do so. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available for sale through our acquisition channels, competition for our target assets and our available capital. Our pace of acquisitions has slowed recently as a result of our efforts to match our capital investments with our capital raising activities. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and the level of capital available to invest.

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

Revenue

Our revenue is derived primarily from rents collected under lease agreements with tenants for our single-family properties. These include short-term leases that we enter into directly with our tenants, which typically have a term of one year. Our rental revenue was approximately $48,743,000 and $983,000 for the three months ended September 30, 2013 and 2012, respectively, and $72,887,000 and $1,263,000 for the nine months ended September 30, 2013 and 2012, respectively. The increases are primarily attributable to the overall growth of the size of our portfolio. Other important drivers of revenue are rental rates and occupancy levels. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to renovate and re-lease properties when tenants vacate. We generally do not offer free rent or other concessions in connection with leasing our properties.

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

We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on our experience with 490 and 961 leases that reached full term maturation during the three and nine months ended September 30, 2013, 73% and 69% of the tenants renewed their leases, respectively, at an average increase in rental rate of 1.7% and 2.1%, respectively. As we have limited experience in evaluating tenant retention since most of our properties were acquired in the last 12 months and our leases are generally for a one-year term, this performance may not be indicative of future renewals.

Expenses

We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property Expenses

Once a property is available for lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, primarily marketing expenses, HOA fees (when applicable), property taxes, insurance, and repairs and maintenance, which may not be subject to our control.

Property Management

Prior to the Management Internalization on June 10, 2013, the Property Manager provided all property management functions for our properties. These functions included overseeing and directing the leasing, management and advertising of our single-family properties, including collecting rents and interacting with our tenants. We paid the Property Manager a fee equal to 6% of collected rents and a leasing fee equal to one-half of one month’s rent for a twelve-month term (prorated for the actual term of the lease) upon execution of each lease and renewal. In addition to these fees, we also were responsible for all direct property expenses. Upon completion of the Management Internalization, we now incur costs such as salary expenses for property management personnel, lease expenses for property management offices and technology expenses for maintaining the property management platform. Property management and leasing fees incurred to the Property Manager have been discontinued. During the three months ended September 30, 2013, we incurred approximately $468,000 of one-time termination fees and other costs in connection with transitioning certain of our remaining markets onto our property management platform. These costs have been included in vacant single-family property operating expenses and other in the accompanying condensed consolidated statement of operations. As of September 30, 2013, over 90% of our single-family properties are internally managed through our proprietary property management platform.

General and Administrative Expense and Advisory Fees

General and administrative expense primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expenses, audit fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense also includes an allocation of general and administrative expenses incurred by the Sponsor that were either clearly applicable to or reasonably allocated to the operations of the properties prior to contribution by the Sponsor in connection with the 2012 Offering and the 2,770 Property Contribution.

Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by the Advisor under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged the Advisor and paid it an advisory fee that was calculated as 1.75% per year of shareholders’ equity (as defined). Upon completion of the Management Internalization, we no longer pay the advisory fee and now directly incur all expenses related to our corporate and administrative functions, which are included within general and administrative expense.

Results of Operations

Property Operations

As of September 30, 2013 and 2012, we owned 21,267 and 2,081 single-family properties (including contributed properties), respectively, 68% and 25% of which were leased, respectively. As of September 30, 2013 and 2012, 19% and 57% of our properties were in the process of being renovated, respectively, and 13% and 18% of our properties had been renovated and were rent-ready, respectively. The following is a summary of our leased property operating performance (in thousands, except number of properties):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Property revenues	$48,743	$983	$72,887	$1,263
Leased property operating expense	17,579	360	26,941	493

Net operating income (1)	$31,164	$623	$45,946	$770

Number of properties	21,267	2,081	21,267	2,081

(1)	Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI as rents from single-family properties, less property operating expenses for leased single-family properties. A reconciliation of NOI to net loss as determined in accordance with GAAP is located at the end of this Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our NOI margin, calculated as NOI divided by property revenues, was 64% and 63% for the three and nine months ended September 30, 2013, respectively, which we believe will continue to improve as we reach scale in certain markets and further leverage the fixed costs of our internal property management platform.

General and Administrative Expense and Advisory Fees

General and administrative expense primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expenses, audit fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense was $2,742,000 and $5,178,000 for the three and nine months ended September 30, 2013, respectively, and $2,291,000 and $3,948,000 for the three and nine months ended September 30, 2012, respectively. General and administrative expense also includes an allocation of general and administrative expenses incurred by the Sponsor that were either clearly applicable to or reasonably allocated to the operations of the properties prior to contribution by the Sponsor in connection with the 2012 Offering and the 2,770 Property Contribution. Allocated general and administrative expenses prior to the 2012 Offering and the 2,770 Property Contribution were $993,000 for the nine months ended September 30, 2013 and $2,276,000 and $3,929,000 for the three and nine months ended September 30, 2012, respectively.

Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by the Advisor under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged the Advisor and paid it an advisory fee that was calculated as 1.75% per year of shareholders’ equity (as defined). Upon completion of the Management Internalization, we no longer pay the advisory fee and now directly incur all operating expenses related to our corporate and administrative functions, which are included within general and administrative expense.

We believe that our internally managed platform provides an effective structure for current operations and will continue to grow more efficient with further scale in our portfolio of single-family properties. Since completion of the Management Internalization, we have reduced the cost of our corporate and administrative functions as total general and administrative expense and advisory fees have declined from $4,421,000, or 24% of total revenues, for the three months ended June 30, 2013 to $2,742,000, or 6% of total revenues, for the three months ended September 30, 2013.

Noncash Share-Based Compensation Expense

Noncash share-based compensation expense was $153,000 and $606,000 for the three and nine months ended September 30, 2013, respectively, and primarily relates to options to purchase Class A common shares issued to our trustees and certain officers and directors and Class A common shares issued to our trustees.

Acquisition Fees and Costs Expensed

Acquisition fees and costs expensed are incurred in connection with our recent business combinations and the acquisition of properties with existing leases (including the Sponsor’s acquisition and renovation fee equal to 5% of the actual purchase price and renovation costs of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost. For the three and nine months ended September 30, 2013, acquisition fees and costs expensed include $281,000 and $2,601,000, respectively, of acquisition fees associated with single-family properties acquired with in-place leases and $215,000 and $1,384,000, respectively, of transaction costs incurred with pursuing unsuccessful single-family property acquisitions and in connection with recent business combinations. No acquisition fees or costs were expensed during the three or nine months ended September 30, 2012. Following the completion of the Management Internalization, we will continue to pay the Sponsor’s acquisition and renovation fee until December 10, 2014. Additionally, after September 10, 2014, we will have the right to offer employment to all of the Sponsor’s acquisition and renovation personnel that will commence on December 10, 2014. Our future acquisition fees and costs (including the 5% acquisition and renovation fee we pay the Sponsor) will vary based on the volume of our acquisitions and renovations going forward.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives, which is calculated on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $24,043,000 and $37,827,000 for the three and nine months ended September 30, 2013, respectively, and $490,000 and $592,000 for the three and nine months ended September 30, 2012, respectively.

Cash Flows

Our cash flows from (or used in) operating activities primarily depends on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, management company operating expenses and general and administrative expenses. Net cash provided by operating activities was $4,322,000 for the nine months ended September 30, 2013 and net cash used in operating activities was $3,813,000 for the nine months ended September 30, 2012.

Our net cash used in investing activities primarily consists of the acquisition cost of properties and the costs of renovating our properties. Net cash used in investing activities was $2,007,096,000 for the nine months ended September 30, 2013 and includes $321,559,000 of renovation costs to prepare the properties for rental. These costs typically include paint, flooring, appliances, blinds and landscaping.

Net cash provided by financing activities was $1,763,641,000 and $3,813,000 for the nine months ended September 30, 2013 and 2012, respectively. Our net cash provided by financing activities for the nine months ended September 30, 2013 primarily consists of $844,783,000 from our IPO and the Concurrent Private Placements, $703,497,000 from the issuance of our Class A common shares sold in the 2013 Offering and $1,044,000,000 in borrowings under the credit facility, offset by $806,000,000 in principal payments on the credit facility.

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

The value of acquired lease related intangibles is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are generally short-term in nature (less than one year).

The nature of our business requires that in certain circumstances we acquire single-family properties subject to existing liens. Liens that we expect to be extinguished in cash are estimated and accrued on the date of acquisition and recorded as a cost of the property.

We incur costs to prepare our acquired properties to be rented. These costs, along with related holding costs, including interest expense, during the period of renovation, are capitalized to the cost of the building. Total interest expense capitalized during the three and nine months ended September 30, 2013 was $5,027,000 and $7,055,000, respectively. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired as part of the Management Internalization (see Note 10). Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis, or if certain events or circumstances occur, pursuant to ASC 350, Intangibles – Goodwill and Other. No impairments have been recorded as of June 30, 2013.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against its net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we would record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No impairments have been recorded since the inception of the Company on June 23, 2011 through September 30, 2013.

Leasing Costs

Direct and incremental costs that we incur to lease our properties are capitalized and amortized over the term of the leases, which generally have a term of one year. Prior to the Management Internalization, we paid the Property Manager a leasing fee equal to one-half of one month’s rent for each lease.

Depreciation and Amortization

Depreciation is computed on a straight-line basis over the estimated useful lives of the buildings and improvements; buildings are depreciated on a straight-line basis over 30 years, and improvements are depreciated over their estimated economic useful lives. We consider the value of in-place leases in the allocation of the purchase price, and the amortization period reflects the remaining terms of the leases. The unamortized portion of the value of in-place leases is included in deferred costs and other intangibles, net. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants or borrowers to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, overall delinquencies and available security deposits. As of September 30, 2013 and December 31, 2012, we had recorded no allowance for doubtful accounts.

Rescinded Properties

In certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission. When we are notified of a rescission, the amount of the purchase price is reclassified as a receivable. As of September 30, 2013 and December 31, 2012, rescission receivables totaled $971,000 and $1,612,000, respectively.

Revenue and Expense Recognition

We lease single-family properties that we own directly to tenants who occupy the properties under operating leases, generally, with a term of one year. Rental revenue, net of any concessions, is recognized on a straight-line basis over the term of the lease, which is not materially different than if it were recorded when due from tenants and recognized monthly as it is earned.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986 (the “Code”), commencing with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income.

However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and our taxable REIT subsidiary will be subject to federal, state and local taxes on its income.

Share-based Compensation

Our 2012 Equity Incentive Plan is accounted for under the provisions of ASC 718, Compensation—Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. Noncash share-based compensation expense related to options to purchase our Class A common shares issued to trustees is based on the fair value of the options on the grant date and amortized over the service period. Noncash share-based compensation expense related to options granted to employees of the Sponsor who were considered non-employees was based on the estimated fair value of the options and was re-measured each period. As certain of these former employees of the Sponsor became employees of the Company in connection with the Management Internalization on June 10, 2013, stock options for 485,000 Class A common shares were reclassified as grants to employees and re-measured as of the date of the Management Internalization. These options are recognized in expense over the service period.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rents and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses and other assets, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts. As the Company’s credit facility bears variable interest at 30 day LIBOR plus 2.75% and was recently entered into on March 7, 2013 and further amended on September 30, 2013 (see Note 5), management believes the carrying value of the credit facility as of September 30, 2013 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates.

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

Liquidity and Capital Resources

Our liquidity and capital resources as of September 30, 2013 included cash and cash equivalents of $158,065,000. Additionally, as of September 30, 2013, we had access to a credit facility (see “Credit Facility” below).

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions to our shareholders and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. Our near-term liquidity requirements consist primarily of acquiring properties in our target markets, renovating newly-acquired rental properties, and funding our operations. Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition, restoration and maintenance of our properties, HOA fees (as applicable), real estate taxes, non-recurring capital expenditures, interest and principal payments on our indebtedness, payment of quarterly dividends on our Series A Participating Preferred Shares, payment of distributions to our Class A common shareholders and general and administrative expenses.

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

To qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate approximately equal our net taxable income in the relevant year. On November 7, 2013, our board of trustees declared our initial quarterly distribution of $0.05 per Class A common share payable on January 10, 2014 to shareholders of record on December 15, 2013. Additionally, our board of trustees also declared the initial pro-rated quarterly dividend of $0.229167 per share on the Company’s Series A Participating Preferred Shares payable on December 31, 2013 to shareholders of record on December 15, 2013.

Credit Facility

On March 7, 2013, we entered into a $500 million senior secured revolving credit facility with a financial institution, which includes an accordion feature that allows us to increase the total amount of the credit facility from $500 million up to $1 billion, subject to obtaining lender commitments, paying certain related fees and costs, and satisfying customary closing conditions. On June 6, 2013, we entered into a temporary increase to our credit facility that allowed us to borrow up to $1 billion through December 6, 2013. On August 6, 2013, the closing date of our IPO, the credit facility had an outstanding balance of $840 million, which we paid down by $716 million from proceeds of our IPO. Upon closing of our IPO and related paydown, maximum borrowings under the credit facility returned to $500 million. On September 30, 2013, we amended our credit facility to, among other things, expand our borrowing capacity to $800 million, add an additional lender and extend the repayment period to September 30, 2018.

The amount that may be borrowed under the credit facility will generally be based on the lower of 50% of cost and the value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the “Borrowing Base”. Borrowings under the credit facility are available through March 7, 2015, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%.

The credit facility is secured by our Operating Partnership’s membership interests in the entities that own all of our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth (as defined) not less than 85% of our tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of September 30, 2013, the Company was in compliance with all loan covenants under the credit facility and had $238 million in outstanding borrowings.

Other Transactions with the Sponsor and its Affiliates

Contribution in connection with the 2012 Offering

In connection with the 2012 Offering, on December 31, 2012, the Sponsor contributed 367 single-family properties with an agreed-upon value of $49,444,000 and made a cash investment of $556,000. In connection with this acquisition, the Sponsor received 3,300,000 of our Class A common shares, 667 of our Class B common shares and 32,667 Class A units. The agreed-upon value of this contribution was $50,000,000, with the value of the single-family properties contributed based on their purchase price together with renovation costs, holding costs and transfer costs incurred by the Sponsor, and a 5% acquisition fee to the Sponsor. Because the transaction has been deemed to be between “entities under common control” under the provisions of ASC 805, Business Combinations, the single-family properties acquired have been recorded at the Sponsor’s net carrying cost of $47,646,000 as of the date of the acquisition, without consideration of the acquisition fees which were expensed.

2,770 Property Contribution

On February 28, 2013, pursuant to a contribution agreement with the Sponsor, we acquired a portfolio of 2,770 single-family properties with an agreed-upon value of $491,666,000 in exchange for 31,085,974 Series C units and 634,408 Class B common shares, in each case based on a price per unit or share of $15.50. Because the transaction is also considered to be between entities under common control, the accounts relating to the properties acquired have been reflected retroactively in our consolidated financial statements based on the results of operations and net book value recorded by the Sponsor. Holders of the Series C units are entitled to distributions equal to actual net cash flow of the portfolio of 2,770 properties that we purchased from the Sponsor on February 28, 2013, up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50. Pursuant to the contribution agreement, the Sponsor is responsible for all costs to transfer the properties and for paying costs associated with the completion of initial renovation of the properties after we acquire them. Concurrently with this transaction, the Advisor agreed to a permanent reduction in the advisory management fee of $9,800,000 per year in connection with the increased shareholder’s equity.

Holders of the Series C units have a one-time right to convert all such units into Class A units. If on the date of conversion, the contributed properties are not initially leased (as defined) for at least 98% of the scheduled rents (determined on an aggregate basis) the Series C units will convert into Class A units on a one for one basis, and the Series C units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing the Sponsor’s aggregate cost (as defined) of the properties (including the acquisition fees) by $15.50, with proportionate reductions in Class B shares.

Subsequent events

Subsequent acquisitions

From October 1, 2013 through October 31, 2013 we acquired approximately 600 properties with an aggregate purchase price of approximately $79,260,000. We have reduced our pace of acquisitions in an effort to match our capital investments with our capital raising activities. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

5% Series A Participating Preferred Shares

On October 25, 2013, the Company raised $110,000,000 before aggregate underwriting discounts and estimated offering costs of $6,204,000 through the sale of 4,400,000 Series A Participating Preferred Shares (the “Preferred Offering”). Additionally, on November 8, 2013, the underwriters exercised their full over-allotment option to purchase an additional 660,000 Series A Participating Preferred Shares, resulting in an additional $16,500,000 of gross proceeds to the Company before aggregate underwriting discounts and estimated offering costs of $825,000.

Borrowings on Credit Facility

From October 1, 2013 through October 31, 2013, the Company borrowed an additional $122,000,000 under the credit facility and made payments on the credit facility totaling $140,000,000, including a $95,000,000 payment using proceeds from the Preferred Offering. On October 31, 2013, the loan had an outstanding balance of $220,000,000 (see Note 5).

Declaration of Distributions

On November 7, 2013, our board of trustees declared our initial quarterly distribution of $0.05 per Class A common share payable on January 10, 2014 to shareholders of record on December 15, 2013. Additionally, our board of trustees also declared the initial pro-rated quarterly dividend of $0.229167 per share on the Company’s Series A Participating Preferred Shares payable on December 31, 2013 to shareholders of record on December 15, 2013.

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

Contractual Obligations

In connection with the renovation of single-family properties after they are purchased, we enter into contracts for necessary improvements. As of September 30, 2013 and December 31, 2012, we had aggregate outstanding commitments of $4,612,000 and $1,694,000, respectively, in connection with these contracts. As of September 30, 2013 and December 31, 2012, we had commitments to acquire 416 and 462 single-family properties, respectively, with an aggregate purchase price of approximately $57,573,000 and $70,082,000, respectively. It is likely that some of these properties will not be acquired for various reasons.

Reconciliation of Net Operating Income to Net Loss

Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI as rents from single-family properties, less property operating expenses for leased single-family properties.

The Company considers NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our single-family properties. It should be considered only as a supplement to net loss as a measure of our performance. NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. NOI also should not be used as a supplement to or substitute for net loss or net cash flows from operating activities (as computed in accordance with GAAP). Because other REITs may define NOI differently, NOI may not be comparable to NOI reported by other REITs.

The following is a reconciliation of NOI to net loss as determined in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(3,861)	$(2,675)	$(9,595)	$(4,405)
Income from discontinued operations	—	—	(1,008)	—
Gain on remeasurement of equity method investment	—	—	(10,945)	—
Remeasurement of Series E units	438	—	438	—
Depreciation and amortization	24,043	490	37,827	592
Acquisitions fees and costs expensed	496	—	3,985	—
Noncash share-based compensation expense	153	—	606	—
Interest expense	—	—	370	—
Advisory fees	—	—	6,352	—
General and administrative expense	2,742	2,291	5,178	3,948
Property operating expenses for vacant single-family properties and other	7,873	517	13,993	635
Other revenues	(720)	—	(1,255)	—

Net operating income	$31,164	$623	$45,946	$770

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our credit facility exposes us to the risk of interest rate increases. Amounts borrowed under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017. Accordingly, if and when LIBOR rises, our cost of borrowing increases. As of September 30, 2013, we had $238,000,000 outstanding under our credit facility. Based on the borrowing rates currently available to us, the difference between the carrying amount of debt and its fair value is insignificant.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company currently is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 32 of our prospectus dated October 18, 2013 included in Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-191015) filed with the SEC on October 18, 2013.

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

Use of Proceeds from Registered Securities

On August 6, 2013, we closed our IPO at which we sold 44,117,647 Class A common shares at a price to the public of $16.00 per share. On August 21, 2013, we sold an additional 6,617,647 Class A common shares at a price to the public of $16.00 per share in connection with the IPO underwriters’ exercise in full of their option to purchase additional shares. The total offering price for all shares sold in the offering, which has terminated, was approximately $811.8 million. The offer and sale of up to $1.25 billion of our Class A common shares to be offered in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-11 (Registration No. 333-189103), which was declared effective by the SEC on July 31, 2013. The joint book-running managers of the offering were Goldman, Sachs & Co., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, FBR Capital Markets & Co., Citigroup Global Markets Inc., Credit Suisse Securities (USE) LLC, Jefferies LLC, Morgan Stanley & Co. LLC and Raymond James & Associates, Inc. The underwriting discounts and commissions and estimated expenses of the offering incurred by us were as follows (in millions):

Underwriting discounts and commissions	$38.6
Expenses paid to or for our underwriters	.2
Estimated other expenses	3.2

Total underwriting discounts and estimated expenses	$42.0

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

AMERICAN HOMES 4 RENT

/s/ Peter J. Nelson Peter J. Nelson
Chief Financial Officer
(Principal financial officer and duly authorized accounting officer)
Date: November 14, 2013

Exhibit Index

Exhibit Number	Exhibit Document

2.1‡	Amended and Restated Contribution Agreement, dated December 28, 2012, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent, Properties One LLC and American Homes 4 Rent, LLC (Filed as Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.2‡	First Amendment to Amended and Restated Contribution Agreement, dated January 30, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.3‡	Second Amendment to Amended and Restated Contribution Agreement, dated March 18, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Filed as Exhibit 2.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.4‡	Contribution Agreement, dated February 25, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent, American Homes 4 Rent, L.P. and AH4R Properties Holdings, LLC (Filed as Exhibit 2.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.5‡	Contribution Agreement, dated May 28, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent and American Homes 4 Rent, L.P. (Filed as Exhibit 2.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

2.6‡	Contribution Agreement, dated June 11, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, LLC, Alaska Permanent Fund Corporation, American Homes 4 Rent, L.P., American Homes 4 Rent I, LLC and American Homes 4 Rent TRS, LLC (Filed as Exhibit 2.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

3.1	Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

3.2	First Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

3.3	Articles Supplementary for American Homes 4 Rent 5.000% Series A Participating Preferred Shares (Filed as Exhibit 3.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-191015 and incorporated herein by reference.)

3.4	Amended and Restated Bylaws of American Homes 4 Rent (Filed as Exhibit 3.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.1	Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.2	First Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.3	Amended and Restated Second Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.4	Third Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

Exhibit Number	Exhibit Document

10.5	Fourth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.6	Fifth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Filed as Exhibit 10.6 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-191015 and incorporated herein by reference.)

10.7	Registration Rights Agreement, dated November 21, 2012, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.8	Registration Rights Agreement, dated March 14, 2013, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.9	Registration Rights Agreement, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.10	Registration Rights Agreement, dated June 11, 2013, by and among American Homes 4 Rent and Alaska Permanent Fund Corporation (Filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.11	Investor Subscription Agreement, dated November 21, 2012, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.12	Amendment to Investor Subscription Agreement, dated April 16, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.13	Master Loan and Security Agreement, dated March 7, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC and Wells Fargo Bank, National Association (Filed as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.14	Increased Commitment Supplement, Omnibus Joinder and Amendment Agreement, dated June 6, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC, AH4R Properties, LLC, for itself and each of the entities listed in Annex I to the Increased Commitment Supplement, Omnibus Joinder and Amendment Agreement as Joining Borrowers, American Homes 4 Rent, L.P., American Homes 4 Rent, Wells Fargo Bank, National Association, Goldman Sachs Bank USA, J.P. Morgan Chase Bank N.A., and Bank of America, National Association (Filed as Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.15	Second Omnibus Joinder Amendment Agreement, dated June 21, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC, American Homes 4 Rent, L.P., AH4R Properties, LLC, for itself and the entities listed in Annex I to the Second Omnibus Joinder Amendment Agreement as Existing Borrowers, American Homes 4 Rent I, LLC, for itself and the entities listed in Annex I to the Second Omnibus Joinder Amendment Agreement as Joining Borrowers, Wells Fargo Bank, National Association, J.P. Morgan Chase Bank, N.A., Bank of America, National Association and Goldman Sachs Bank USA (Filed as Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.16	Increased Commitment Supplement and Third Omnibus Amendment Agreement, dated September 30, 2013, by and among American Homes 4 Rent, L.P., AH4R Properties, LLC, the Borrowers specified therein and Wells Fargo Bank, National Association and J.P. Morgan Chase Bank, N.A. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2013 and incorporated herein by reference.)

10.17	Employee Administration Agreement, dated June 10, 2013, by and among American Homes 4 Rent and Malibu Management Inc. (Filed as Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

Exhibit Number	Exhibit Document

10.18	Amended and Restated Agreement on Investment Opportunities, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.19†	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Filed as Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.20†	Form of Nonqualified Share Option Agreement (Filed as Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.21†	Form of Indemnification Agreement with Trustees and Executive Officers (Filed as Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.22	Share Purchase Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.23	Amendment to Registration Rights Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Filed as Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

10.24	Share Purchase Agreement, dated July 22, 2013, by and between American Homes 4 Rent and the Alaska Permanent Fund Corporation (Filed as Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, Registration Number 333-189103 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

†	Indicates management contract or compensatory plan
‡	The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.
(1)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.