Form 10-K
period 2013-12-31
American Homes 4 Rent
filed 2014-03-26
CIK 1562401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36013

AMERICAN HOMES 4 RENT

(Exact name of registrant as specified in its charter)

Maryland	46-1229660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30601 Agoura Road, Suite 200, Agoura Hills, California	91301
(Address of principal executive offices)	(Zip Code)

(805) 413-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common shares of beneficial interest, $.01 par value	New York Stock Exchange
Series A participating preferred shares of beneficial interest, $.01 par value	New York Stock Exchange
Series B participating preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the registrant’s common shares were not listed on a domestic exchange or over-the-counter market. The registrant’s Class A common shares began trading on the New York Stock Exchange on August 1, 2013.

There were 184,869,219 Class A common shares, $.01 par value per share, 635,075 Class B common shares, $0.01 par value per share, 5,060,000 Series A participating preferred shares, $0.01 par value per share, and 4,400,000 Series B participating preferred shares, $0.01 par value per share, outstanding on March 24, 2014.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2013.

AMERICAN HOMES 4 RENT

i

Certain Terms Used in This Annual Report on Form 10-K

Unless the context otherwise requires or indicates, we define certain terms in this Annual Report on Form 10-K as follows:

“We,” “our company,” “the Company,” “the REIT,” “our” and “us” refer to American Homes 4 Rent, a Maryland real estate investment trust, or REIT, and its subsidiaries taken as a whole (including our operating partnership and its subsidiaries).

“Our operating partnership” refers to American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole.

“AH LLC” refers to American Homes 4 Rent, LLC, a Delaware limited liability company formed by B. Wayne Hughes, our founder and chairman of our board of trustees.

“Alaska Joint Venture” refers to an investment vehicle between AH LLC and the Alaska Permanent Fund Corporation, acting for and on behalf of the funds that the Alaska Permanent Fund Corporation is designated by Alaska Statutes 37.13 to manage and invest, or APFC.

FORWARD-LOOKING STATEMENTS

Various statements contained in this document, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance, and you should not unduly rely on them. The forward-looking statements in this document speak only as of the date of this document. We are not obligated to update or revise these statements as a result of new information, future events or otherwise, unless required by law.

ii

PART I

ITEM 1. BUSINESS

Overview

American Homes 4 Rent is an internally managed Maryland real estate investment trust, or REIT, focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of American Homes 4 Rent LLC, or AH LLC, which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market. Mr. Hughes has over 40 years of experience in the real estate business and a successful track record as co-founder and former chairman and chief executive officer of Public Storage, a REIT listed on the New York Stock Exchange, or the NYSE. We completed our initial public offering on the NYSE in August 2013.

As of December 31, 2013, we owned 23,268 single-family properties in 22 states and had an additional 536 properties in escrow that we expect to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $75.5 million. As of December 31, 2013, 17,328, or 74.5% of our properties were leased. We have an integrated operating platform that consists of approximately 430 personnel dedicated to property management, marketing, leasing, financial and administrative functions. Our acquisition and renovation functions are performed by AH LLC, to whom we will continue to pay an acquisition and renovation fee through December 2014. See “Item 2—Properties” for more detailed information about our properties and markets.

We seek to become a leader in the single-family home rental industry by aggregating a geographically diversified portfolio of high quality single-family homes and developing “American Homes 4 Rent” into a nationally recognized brand that is well-known for quality, value and tenant satisfaction and is well respected in our communities. In addition to single-family properties, we also may seek to invest in condominium units, townhouses and real estate-related debt investments. Our investments may be made directly or through investment vehicles with third-party investors. In addition to individual property purchases, we may pursue bulk acquisitions from financial institutions, government agencies and competitors. Our objective is to generate attractive, risk-adjusted returns for our shareholders through dividends and capital appreciation.

We believe that we have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, for each of our taxable years commencing with our taxable year ended December 31, 2012, and we expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2014, and subsequent taxable years.

Our principal executive offices are located at 30601 Agoura Road, Suite 200, Agoura Hills, California 91301. Our main telephone number is (805) 413-5300. Our website address is www.americanhomes4rent.com. The information contained on our website is not part of or incorporated by reference in this report.

Our Business and Growth Strategies

Our primary objective is to generate attractive risk-adjusted returns for our shareholders through dividends and capital appreciation by acquiring, renovating, leasing and operating single-family homes as rental properties. We believe we can achieve this objective by pursuing the following strategies:

•	Secure early-mover advantage and position us as a dominant owner/operator of single-family rental properties. Historically, the single-family home rental market has been extremely fragmented, comprised primarily of private and individual property investors in local markets. Until recently, there have been no large-scale, national market owners/operators due primarily to the challenge of efficiently scaling the acquisition and management of many individual homes. With an opportunity to continue acquiring homes at attractive prices, we intend to continue to leverage our expertise and experience in rapidly building an institutional-quality, professionally managed business. We believe that being one of the first in our industry to do so on a large scale has provided us the “early-mover” advantage to continue aggregating a large, geographically diversified portfolio of high quality properties at prices that provide attractive potential yields and capital appreciation.

•	Employ a disciplined property acquisition process. We are focused on acquiring homes with a number of key property characteristics, including: (i) construction after 1990; (ii) three or more bedrooms; (iii) two or more bathrooms; (iv) a range of $70,000 estimated minimum valuation to $400,000 maximum bid price; and (v) estimated renovation costs not in excess of 25% of estimated value. We target areas with above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire meet all of these criteria, especially if acquired as part of a bulk purchase. We have exclusive access to AH LLC’s established acquisition and renovation platform to acquire high quality single-family homes. To date, AH LLC has primarily acquired properties at foreclosure auctions and through broker sales (primarily multiple listing service, or MLS, and short sales). AH LLC may also source property acquisition opportunities through portfolio (or bulk) sales from government agencies, financial institutions and competitors. In addition, we may explore non-performing loan portfolios as possible investments. We pay AH LLC a fee equal to 5% of the sum of the purchase price and initial renovation costs of each property that we acquire, and AH LLC pays all expenses related to acquisition and renovation personnel, including all internal and third-party costs related to the investigation of properties not acquired by us.

•	Assemble a geographically diversified portfolio. We will monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular market. We currently are focusing on acquiring single-family homes in selected sub-markets of metropolitan statistical areas, or MSAs, within 22 states, with an emphasis on achieving critical mass within each target market. We continually evaluate potential new markets where we may invest and establish operations as opportunities emerge. We select our markets based on steady population growth, strong rental demand and a desirable level of distressed sales of homes that can be acquired below replacement cost, providing for attractive potential yields and capital appreciation. In addition, if we are unable to gain desired critical mass within a market to operate efficiently, we may pursue ways to exit those markets in a manner designed to maximize shareholder value.

•	Efficiently manage and operate properties. Building on the experience of our executive team at Public Storage and our significant in-house property management capabilities, we believe we have created a leading, comprehensive single-family home property management business. As was the case with the self-storage industry, we believe the key to efficiently managing a large number of relatively low-cost properties is to strike the appropriate balance between centralization and decentralization. We believe that in-house property management enables us to optimize rental revenues, effectively manage expenses, realize significant economies of scale, standardize brand consistency and maintain direct contact with our tenants. Our property management platform has local leasing agents and property managers in each of our markets. Corporate-level functions are centralized, including management, accounting, legal, marketing and call centers to handle overflow leasing calls and maintenance calls. These centralized services allow us to provide all markets with the benefits of these functions without the burden of staffing each function in every market. In addition, by having a national property management operation, we have the ability to negotiate favorable terms on services and products with many of our contractors and vendors, including national contractors and vendors. We have completed the internalization of 100% of our property management functions, which we believe provides us with consistency of service, control and branding in the operation of our properties.

•

Establish a nationally recognized brand. We are striving to further establish “American Homes 4 Rent” as a nationally recognized brand because we believe that establishing a brand well-known for quality, value and tenant satisfaction will help attract and retain tenants and qualified personnel, as well as support higher rental rates. Based on our executive team’s experience at Public Storage, we believe that creating brand awareness will facilitate the growth and success of our company. We have established a toll-free number serviced by our call centers and a website to provide a direct portal to reach potential tenants and to drive our brand presence. We believe our brand is gaining recognition within a number of our markets.

•	Optimize capital structure. We may use leverage to increase potential returns to our shareholders, but we will seek to maintain a conservative and flexible balance sheet. We believe that preferred shares may provide an attractive source of permanent capital. We also are currently pursuing additional financing products, including asset securitizations. We also may participate in investment vehicles with third-party investors as an alternative source of equity to grow our business. Our executive officers have substantial experience organizing and managing investment vehicles with third-party investors.

Material Acquisitions in 2013

During 2013, we completed two material asset acquisitions other than in the ordinary course of business as well as a transaction to internalize the functions of our former external advisor and property manager.

AH LLC Portfolio Acquisition

In February 2013, AH LLC contributed a portfolio of 2,770 single-family properties (the “AH LLC Portfolio”) to us with an agreed-upon value of $491,666,000, in exchange for 31,085,974 Series C convertible units of limited partnership interests in our operating partnership, or Series C units, and 634,408 of our Class B common shares.

Alaska Joint Venture Acquisition

On June 11, 2013, we completed a transaction with the Alaska Permanent Fund Corporation, or APFC, and AH LLC to acquire a portfolio of 4,778 single-family properties for a total purchase price of $904,487,000, consisting of the issuance of 43,609,394 Class A common shares of the Company to APFC and 12,395,965 Class A units of the Company’s operating partnership to AH LLC.

Management Internalization

Pursuant to a contribution agreement among AH LLC, us and our operating partnership, in June 2013 we acquired two wholly owned subsidiaries of AH LLC — American Homes 4 Rent Advisor, LLC, an external manager and advisor which we refer to as our former manager, and American Homes 4 Rent Management Holdings, LLC, an external property manager which we refer to as our former property manager — in exchange for 4,375,000 Series D convertible units of limited partnership interest in our operating partnership, or Series D units, and 4,375,000 Series E convertible units of limited partnership interest in our operating partnership, or Series E units (the “Management Internalization”). Pursuant to the Management Internalization, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to us. Acquisition and renovation personnel will continue to remain employees of AH LLC or its affiliates until at least December 10, 2014. Beginning on September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of AH LLC’s acquisition and renovation personnel necessary for our operations. Until December 10, 2014, we will continue paying AH LLC a 5% acquisition and renovation fee and, separately, AH LLC will continue to pay us a monthly fee of $100,000 for maintenance and use of certain intellectual property transferred to us in the Management Internalization. As a result of the Management Internalization, we no longer pay the advisory management fee that we had been paying to our former manager and no longer pay property management or leasing fees to our former property manager. In addition, by December 10, 2014, we will no longer be obligated to pay to AH LLC an acquisition or renovation fee.

Our Business Activities

Property Acquisition, Renovation, Leasing and Property Management

•	Property Acquisition. We have exclusive access to AH LLC’s disciplined acquisition platform that is capable of deploying large amounts of capital across all acquisition channels and in multiple markets simultaneously. Our acquisition process begins with an analysis of housing markets. Target markets are selected based on steady population growth, strong rental demand and a desirable level of distressed sales of newer homes that can be acquired below replacement cost, providing for attractive potential yields and potential capital appreciation. Our target markets currently include selected sub-markets of MSAs in 22 states. Within AH LLC’s target markets, AH LLC’s system allows it to screen broadly and rapidly for potential acquisitions and is designed to identify highly targeted sub-markets at the neighborhood and street levels.

AH LLC purchases properties through a variety of acquisition channels, including foreclosure auctions, broker sales and portfolio (bulk) sales and may acquire homes following the acquisition and disposition of non-performing mortgage loans. To date, foreclosure auctions and broker sales (primarily MLS and short sales) have presented the most attractive channels to access a significant supply of quality homes at attractive prices. AH LLC has developed an efficient process for bidding on large number of homes at auctions consistent with local and state laws, which has contributed to our significant pace of capital deployment. Properties become available at auction when a person with a lien on the property forecloses on the lien. The property is then sold at auction, either by a court or trustee, in order to satisfy the debt owed to the lien holder. Auction processes vary significantly between jurisdictions driven by differences in state and local laws. While properties acquired at foreclosure auctions have a limited time frame for due diligence, AH LLC has developed a proprietary process that rigorously focuses on the material issues that we believe will affect potential yields before determining a maximum bid amount. Significant issues considered in underwriting homes going through the trustee sale process include an evaluation of our acquisition parameters, as well as the property’s location. This evaluation includes a drive-by inspection of the property. Potential eviction and renovation costs are estimated, as well as expected rents and expenses. The property is also researched for the existence of any senior liens. AH LLC’s local teams have experience in evaluating homes in foreclosure, conducting due diligence and bidding at auctions, which we believe positions AH LLC to bid effectively against other competitors. In addition, AH LLC underwrites acquisition candidates and has implemented an efficient bid management system and closing and transfer processes that we believe result in properties acquired at an attractive total investment.

AH LLC has and will continue to source property acquisition opportunities through broker sales (including traditional MLS, real estate owned, or REO, sales and short sales) and portfolio (or bulk) sales from government agencies, financial institutions and competitors. In particular, AH LLC has developed an extensive network of real estate brokers that facilitate a large volume of acquisitions through broker sales. AH LLC has a team dedicated to identifying opportunities for homes sold in bulk by institutions or competitors. Acquisitions through these channels generally allow more time for underwriting to determine the expected rents, expenses and renovation costs, obtain title insurance and review local covenant conditions and restrictions.

•	Existing Occupant Transition. Upon acquisition, AH LLC must interact with and replace existing occupants of the homes acquired, whether they are prior homeowners or existing tenants. AH LLC’s primary objective in this process is to quickly transition these occupants to our tenants, and, if that is not possible, to arrange for them to voluntarily vacate the home promptly. Occasionally, AH LLC may offer a modest incentive to existing occupants to vacate. Such a cost is viewed as appropriate in relation to value gained from accelerating AH LLC’s access to the home to begin renovation. As a last resort, the existing occupants will be evicted. AH LLC has attorneys on staff familiar with the laws of the locales of our properties to handle this process.

Existing occupants who are tenants sometimes have a bona fide lease under state and federal regulations that must be honored. In these instances, AH LLC will honor such leases, while continuing to work with the tenants to transition them to a lease under our form and rental structure at the conclusion of the existing lease. Renovations are typically not conducted in this instance.

•

Property Renovation. AH LLC has a team of dedicated personnel to oversee the renovation process. This team focuses on maximizing the benefit of our investment in property renovation. Once a home is acquired, if it is not occupied, AH LLC promptly begins the renovation process, during which each property is thoroughly evaluated. Any resulting work is presented for bid to approved contractors in each of our markets. AH LLC has negotiated substantial quantity discounts in each of our markets for products that we regularly use during the renovation process, such as paint, window blinds, carpet and flooring. By establishing and enforcing best practices and quality consistency, we believe that AH LLC is able to reduce the costs of both materials and labor. We have found that a rapid response to renovating our homes improves our relationship with the local communities and homeowners’ associations, or HOAs, enhancing the “American Homes 4 Rent” brand recognition and loyalty. For homes that are occupied, property renovation is generally delayed. Based on our experiences, we estimate that (1) AH LLC generally completes property renovations within approximately 90 days after a property is available for renovation and (2) we lease a property approximately 30 days after it is placed on the market, based on properties leased to date. If a home that is acquired remains occupied, AH LLC postpones the renovation process. However, an assessment is usually immediately made of potential renovation work that must be addressed once the property can be accessed.

•	Property Management. We have developed an extensive in-house property management infrastructure, with modern systems, dedicated personnel and local offices in certain of our target markets. In these markets, property managers employed by us execute all property management functions. We directly manage all of our properties without the engagement of a third party manager.

•	Marketing and Leasing. We are responsible for establishing rental rates, marketing and leasing properties (including screening prospective tenants) and collecting and processing rent. We establish rental rates based on analysis by the local property management teams in each market. Factors considered in establishing the rental rates include a competitive analysis of rents, the size and age of the house, and many qualitative factors, such as neighborhood characteristics and access to quality schools, transportation and services. We advertise the available properties through multiple channels, including our website, Craigslist, MLS, yard signs and local brokers. In some markets, we utilize a network of local real estate agents to show homes to prospective tenants. We believe that utilizing local agents makes the process more efficient and creates an additional marketing channel for properties under management.

Prospective tenants may submit an application through our website, Craigslist posting or in person. We evaluate prospective tenants in a standardized manner. Our application and evaluation process includes obtaining appropriate identification, a thorough evaluation of credit and income, a review of the applicant’s rental history, and a background check for criminal activity. We are generally able to complete our application and evaluation process the same day the prospective tenant submits a rental application.

We collect the majority of rent electronically via Automated Clearing House transfer or direct debit to the tenant’s checking account via a secure tenant portal on our website. An auto-pay feature is offered to facilitate rent payment. Tenants’ charges and payment history are available to tenants online through the tenant portal. Tenants who do not pay rent by the late payment date (typically within five calendar days) will receive notification and are assessed a late fee. Eviction is a last resort, and the eviction process is managed in compliance with local and state regulations. The eviction process is documented through a property management system with all correspondence and documentation stored electronically.

•	Tenant Relations and Property Maintenance. We also are responsible for property repairs and maintenance and tenant relations. We offer a 24/7 emergency line to handle after hours issues, and our tenants can contact us through our local property management office and through the convenient and secure tenant portal on our website. As part of our ongoing property management, we conduct routine repairs and maintenance as appropriate to maximize long-term rental income and cash flows from our portfolio. In addition, our local property managers are involved in periodic visits to our properties to help foster positive, long-term relationships with our tenants, to monitor the condition and use of our homes and to ensure compliance with HOA rules and regulations.

•	Systems and Technology. Effective systems and technology are essential components of our process. Significant investments have been made in our lease management, accounting and asset management systems. They have been designed to be scalable to accommodate continued growth in our portfolio of homes. Our website is fully integrated into the tenant accounting and leasing system. From the website, prospective tenants can browse homes available for rent, request additional information and apply to rent a specific home. Through the tenant portal existing tenants can set up automatic payments and initiate maintenance requests. The system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and paying property-level expenses. The system also interfaces with the credit agency, Experian, expediting evaluations of prospective tenant rental applications. We obtained ownership of these systems in connection with the Management Internalization. We have worked with a search engine optimization firm to ensure we place high in search engine lists and will continue to monitor our placement on search engines. In addition, sponsored key words are generally purchased in selected markets as needed. We are developing a second generation website that will provide users with better identification of available properties through maps, and the ability to attach documents (e.g., paycheck stubs) to rental applications and will also be accessible from mobile devices.

Other Business Activities

In September 2013, we announced the formation of AMIP Management, LLC (“AMIP”), a joint venture between us and Johnson Capital Residential Investments, LLC (“JCRI”), an investment entity formed and capitalized by a group of mortgage servicing and real estate finance professionals. AMIP was formed to manage multiple investment funds focused on the acquisition and resolution of distressed residential mortgage assets in the United States. As of December 31, 2013, AMIP held five residential mortgages and is focusing on evaluating and negotiating additional acquisitions. There can be no assurance that AMIP will be able to acquire any such assets or that any additional investments will be profitable.

Risk Management

We face various forms of risk in our business ranging from broad economic, housing market and interest rate risks, to more specific factors, such as credit risk related to our tenants, re-leasing of properties and competition for properties. We believe that the systems and processes developed by our experienced executive team since commencing our operations in November 2012 allow us to monitor, manage and ultimately navigate these risks.

Insurance

We maintain property and liability and corporate level insurance coverage related to our business, including crime and fidelity, property management errors and omissions, trustees and officers errors and omissions, employment practice liability and workers’ compensation. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of such deductibles and carveouts. See “Risk Factors—Risks Related to Our Business—We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions on our preferred and common shares.”

Competition

We face competition from different sources in each of our two primary activities: acquiring properties and renting our properties. We believe our primary competitors in acquiring our target properties through individual acquisitions are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios include Invitation Homes LP, which is owned by Blackstone Group LP, as well as other private equity investors, public and private REITs and other sizeable private institutional investors. These same competitors may also compete with us for tenants. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our acquisition platform, our extensive in-house property management infrastructure and market knowledge in markets that meet our selection criteria provide us with competitive advantages.

Regulation

General

Our properties are subject to various covenants, laws and ordinances, and certain of our properties are also subject to the rules of the various HOAs where such properties are located. We believe that we are in material compliance with such covenants, laws, ordinances and rules, and we also require that our tenants agree to comply with such covenants, laws, ordinances and rules in their leases with us.

Fair Housing Act

The Fair Housing Act, or FHA, its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development, or HUD, and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that our properties are in substantial compliance with the FHA and other regulations.

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. See “Risk Factors—Risks Related Our Business—Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results.”

REIT Qualification

We have elected to be taxed as a REIT, commencing with our first taxable year ended December 31, 2012. Our qualification as a REIT, and maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our shareholders and the concentration of ownership of our equity shares. We believe that, commencing with our initial taxable year ended December 31, 2012, we are organized in conformity with the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our shareholders, but taxable income generated by any taxable REIT subsidiary that we may form or acquire will be subject to federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income to their shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act.

Employees

As of December 31, 2013, we have approximately 430 dedicated full time personnel. None of our personnel are covered by a collective bargaining agreement.

Seasonality

We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. In addition, renovations and acquisitions may slow in the winter in cold weather climates. Such seasonal fluctuations may impact our operating results.

Emerging Growth Company Status

We currently qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We plan to take advantage of these exemptions for our 2014 proxy statement. We do not know if some investors will find our securities less attractive as a result. The result may be a less active trading market for our Class A common shares and/or our preferred shares, and those share prices may be more volatile.

In addition, an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies which are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an “emerging growth company” for up to five years after our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our Class A common shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Since the current market value of our Class A common shares held by non-affiliates is in excess of $2 billion, we believe it is unlikely that we will remain an emerging growth company beyond December 31, 2014. There can be no assurance, however, that the market value of our Class A common shares held by non-affiliates will exceed $700 million as of the last business day of our second fiscal quarter in 2014.

Available Information

Our website address is www.americanhomes4rent.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, American Homes 4 Rent, 30601 Agoura Road, Suite 200, Agoura Hills, CA 91301. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Trustees. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. The information contained on our website shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Set forth below are the risks that we believe are material to our shareholders. You should consider these risks carefully when evaluating our Company and our business. The risks described below may not be the only risks we face. Additional risks of which we are currently unaware or that we currently consider immaterial also may impact our business. If any of the following events or circumstances actually occur, our business, prospects, financial condition, results of operations and ability to satisfy our debt obligations and make distributions to our shareholders could be materially and adversely affected, and you could lose all or part of your investment in our securities. Some statements in the following risk factors are forward-looking statements. See the section entitled “Forward-Looking Statements.”

We are employing a new and untested business model with no proven track record, which may make our business difficult to evaluate.

Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. Our investment strategy involves purchasing a large number of residential properties and leasing them to suitable tenants. No peer companies exist with an established track record to enable us to predict whether our investment strategy can be implemented successfully over time. It will be difficult for you to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy. We may encounter unanticipated problems implementing our investment strategy, which may adversely affect our results of operations and ability to make distributions to our shareholders and cause our share price to decline significantly. We believe the acquisition, operation and management of multi-family residential real estate is the most comparable established model for our business, but in contrast to multi-family operations, the geographic dispersion of single-family properties (even within a local clustering) creates significantly greater operational and maintenance challenges and, potentially, significantly higher per-unit operating costs. In addition, since each home has unique features, appliances and building materials, renovations, maintenance, marketing and operational tasks will be far more varied and demanding than in a typical multi-family setting. We may be unable to operate a large portfolio of single-family rental properties in a cost-effective and profitable manner and our business plan may not succeed. We also can provide no assurance that we will be able to successfully achieve our objective of providing attractive risk-adjusted returns to our shareholders.

We are a recently organized REIT with a limited operating history, and we may not be able to successfully operate our business or generate sufficient cash flows to make or sustain distributions on our preferred and common shares.

We were organized in October 2012, and we commenced operations in November 2012 upon completion of our initial private placement. We have a limited operating history, and, through December 31, 2013, we have not generated any earnings. We may not be able to successfully operate our business or implement our operating policies and investment strategy. Furthermore, we may not be able to generate sufficient cash flows to pay our operating expenses, service any debt and make distributions to our shareholders. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;

•	our ability to effectively manage renovation, maintenance, marketing and other operating costs for our properties;

•	our ability to maintain high occupancy rates and target rent levels;

•	our ability to compete with other investors entering the single-family sector;

•	costs that are beyond our control, including title litigation, litigation with tenants or tenant organizations, legal compliance, real estate taxes, HOA fees and insurance;

•	judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rents;

•	judicial and regulatory developments affecting banks’ and other mortgage holders’ ability to foreclose on delinquent borrowers;

•	reversal of population, employment or homeownership trends in target markets;

•	interest rate levels and volatility, such as the accessibility of short-and long-term financing on desirable terms; and

•	economic conditions in our target markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy generally.

In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of the properties that we acquire may decline substantially after we purchase them.

We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.

We have a limited operating history, and we plan to grow our own property portfolio and operations rapidly. From commencement of our operations in November 2012 through December 31, 2013, we have acquired 23,268 single-family properties in 22 states. Our future operating results may depend on our ability to effectively manage our rapid growth, which is dependent, in part, upon our ability to:

•	stabilize and manage a rapidly increasing number of properties and tenant relationships while maintaining a high level of tenant satisfaction and building and enhancing our brand;

•	identify and supervise an increasing number of suitable third parties on which we rely to provide certain services to our properties;

•	attract, integrate and retain new management and operations personnel as our organization grows in size and complexity;

•	continue to improve our operational and financial controls and reporting procedures and systems; and

•	scale our technology and other infrastructure platforms to adequately service new properties.

There can be no assurance that we will be able to achieve these results or that we may otherwise be able to manage our growth effectively. Any failure to do so may have an adverse effect on our business and operating results.

We intend to continue to expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they were when we commenced operations, which could adversely impact anticipated yields.

Our long-term growth depends, in part, on the availability of acquisition opportunities in our target markets at attractive pricing levels. We believe various factors and market conditions have made homes available for purchase at prices that are below replacement costs. We expect that in the future, housing prices will continue to stabilize and return to more normalized levels, and therefore future acquisitions may be more costly. The following factors, among others, are making acquisitions more expensive:

•	improvements in the overall economy and job market;

•	a resumption of consumer lending activity and greater availability of consumer credit;

•	improvements in the pricing and terms of mortgage-backed securities;

•	the emergence of increased competition for single-family assets from private investors and entities with similar investment objectives to ours; and

•	tax or other government incentives that encourage homeownership.

We have not adopted and do not expect to adopt a policy of making future acquisitions only if they are accretive to existing yields and distributable cash. We plan to continue acquiring properties as long as we believe such properties offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities and if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced, and the value of our common and preferred shares may decline.

Our future growth depends, in part, on the availability of additional debt or equity financing. If we cannot obtain additional financing on terms favorable or acceptable to us, our growth may be limited.

Part of our business strategy may involve the use of debt and equity financing to increase potential returns to our shareholders in the future. Our inability in the future to obtain additional financing on attractive terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future shareholder returns. Our access to capital depends, in part, on:

•	general business conditions;

•	financial market conditions;

•	the market’s perception of our business prospects and growth potential;

•	the market prices of our common and preferred shares;

•	our current debt levels; and

•	our current and expected earnings, cash flow and distributions.

We cannot assure you that we will be able to obtain debt or equity financing on terms favorable or acceptable to us or at all. If we are unable to do so, we may have to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification. During the third and fourth quarter of 2013, we slowed our pace of acquisitions to match our available capital and we continue to seek additional sources of financing for our acquisitions. Our pace of acquisitions may also depend on the level of funds available for investment. In addition, if we are unable to obtain debt financing, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.

We may also be limited in the amounts we may borrow under our credit facility. The amount that may be borrowed under our credit facility is generally based on the lower of 50% of the value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which we refer to as the “borrowing base.” Because the borrowing base is determined in part by the estimated value of, and the net income generated by, our qualifying leased and un-leased properties and the quantity, value and rentability of properties in our portfolio may fluctuate from time to time, we may be limited in the amounts we are able to borrow under our credit facility.

Our revenue and expenses are not directly correlated, and because a large percentage of our costs and expenses are fixed, we may not be able to adapt our cost structure to offset declines in our revenue.

Most of the expenses associated with our business, such as acquisition costs, repairs and maintenance costs, real estate taxes, HOA fees, personal and ad valorem taxes, insurance, utilities, employee wages and benefits and other general corporate expenses, are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and will require a significant amount of ongoing capital expenditures. Our expenses and ongoing capital expenditures also will be affected by inflationary increases, and certain of our cost increases may exceed the rate of inflation in any given period. Our rental income is affected by many factors beyond our control such as the availability of alternative rental housing and economic conditions in our target markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property. As a result, we may not be able to fully offset rising costs and capital spending by raising rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

Our success depends, in part, upon our ability to hire and retain highly skilled managerial, investment, financial and operational personnel, and the past performance of our senior management may not be indicative of future results.

The implementation of our business plan may require that we employ additional qualified personnel. Competition for highly skilled managerial, investment, financial and operational personnel is intense. As additional large real estate investors have entered the single-family rental business, we have faced increased challenges in hiring and retaining personnel, and we cannot assure our shareholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

You should not rely upon the past performance of our senior management, as their past performance at Public Storage, which was in the self-storage business, or their other prior professional endeavors may not be indicative of our future results. Other than their experience with our company and AH LLC, which was organized in June 2011, our executive team has no prior experience in the business of acquiring and renting single-family residences.

We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us.

We rely on a small number of persons to carry out our business and investment strategies. Any of our senior management may cease to provide services to us at any time. On February 17, 2014, Peter J. Nelson, our Chief Financial Officer, informed us that he would resign his position with the Company, after a transition period, to pursue other interests. The company has begun the process of finding a successor to Mr. Nelson, but there can be no assurance as to when a replacement will be hired. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to attract and retain qualified additional senior management but may not be able to do so on acceptable terms or at all.

Our investments are and will continue to be concentrated in our target markets and in the single-family properties sector of the real estate industry, which exposes us to seasonality fluctuations in rental demand and downturns in our target markets or in the single-family properties sector.

Our investments in real estate assets are and will continue to be concentrated in target markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory or environmental conditions, or other events, in our target markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results.

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our target markets. We acquire, renovate and rent single-family properties in our target markets, which currently include MSAs within 22 states. As of December 31, 2013, approximately 57% of our properties were concentrated in five states—Texas, Florida, North Carolina, Indiana and Ohio. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in these markets will improve significantly over the next several years. However, each of these markets experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets persists or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our shareholders and cause the value of our outstanding securities to decline.

AH LLC may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions on our preferred and common shares.

Nearly all of our properties require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises, and we will pay the costs of renovating. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements from time to time that tenant deposits and insurance may not cover.

Our properties have infrastructure and appliances of varying ages and conditions. Consequently, AH LLC routinely retains independent contractors and trade professionals to perform physical repair work, and we are exposed to all of the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy and poor workmanship. If our assumptions regarding the costs or timing of renovation across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our shareholders may be adversely affected.

We face significant competition for acquisitions of our target properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

We face significant competition for attractive acquisition opportunities in our target markets from other large real estate investors, some of which have greater financial resources and a lower cost of capital than we do. Several REITs and other funds have deployed, and others may in the future deploy, significant amounts of capital to purchase single-family homes and may have investment objectives that overlap and compete with ours, including in our target markets. This activity has adversely impacted our level of purchases in certain of our target markets. If our business model or a similar model proves to be successful, we can expect competition to intensify significantly. As a result, the purchase price of potential acquisition properties may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

We face significant competition in the leasing market for quality tenants, which may limit our ability to rent our single-family homes on favorable terms or at all.

We face competition for tenants from other lessors of single-family properties, apartment buildings and condominium units, and the continuing development of apartment buildings and condominium units in many of our target markets increases the supply of housing and exacerbates competition for tenants. Many of these competitors may successfully attract tenants with better incentives and amenities, which could adversely affect our ability to obtain quality tenants and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties. At December 31, 2013, we owned 23,268 single-family properties, 17,328, or 74.5%, of which were leased. Our operating results and ability to make distributions to our shareholders would be adversely affected if we are not able to lease our properties on favorable terms or at all.

The large supply of single-family homes becoming available for purchase as a result of the heavy volume of foreclosures, combined with historically low residential mortgage rates, may cause some potential renters to seek to purchase residences rather than lease them and, as a result, cause a decline in the number and quality of potential tenants.

The historically large supply of foreclosed homes, along with the availability of historically low residential mortgage interest rates and government sponsored programs to promote home ownership, has made home ownership more affordable and more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential tenants available to us.

Our evaluation of properties involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties we acquire or overvaluing our properties or our properties failing to perform as we expect.

In determining whether a particular property meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and tenant default rates. These assumptions may prove inaccurate. As a result, we may pay too much for properties we acquire or overvalue our properties, or our properties may fail to perform as we expect. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties qualifying under our investment criteria, including assumptions related to our ability to lease properties we have purchased. Reductions in the supply of properties that meet our investment criteria may adversely affect our ability to implement our investment strategy and operating results.

Furthermore, the properties that we acquire vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success depends on our ability to acquire properties that can be quickly possessed, renovated, repaired, upgraded and rented with minimal expense and maintained in rentable condition. AH LLC’s ability to identify and acquire such properties is fundamental to our success. In addition, the recent market and regulatory environments relating to single-family residential properties have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which significantly increases the time period between the acquisition and leasing of a property. Such changes affect the accuracy of our assumptions and, in turn, may adversely affect our operating results.

Purchasing single-family properties through the foreclosure auction process subjects us to significant risks that could adversely affect our operating results, cash flows and ability to make distributions on our preferred and common shares.

Our business plan involves acquiring single-family properties through the foreclosure auction process simultaneously in a number of markets, which involves monthly foreclosure auctions on the same day of the month in certain markets. In these instances, we are only able to visually inspect properties from the street and must purchase these properties without a contingency period and in “as is” condition with the risk that unknown defects in the property may exist. We also may encounter unexpected legal challenges and expenses in the foreclosure process. Upon acquiring a new property, we may have to evict residents who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming.

Further, when acquiring properties on an “as is” basis, title commitments are often not available prior to purchase, and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing or underwriting or purchasing the wrong residence. The policies, procedures and practices we implement to assess the state of title and leasing restrictions prior to purchase may not be effective, which could lead to a material if not complete loss on our investment in such properties. For properties we acquire through the foreclosure auction process, we do not obtain title commitments prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and no title insurance protection will be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such properties that may materially and adversely affect the values of the properties or call into question the validity of our title to such properties. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the property we acquired, we risk loss of the property purchased. Any of these risks could adversely affect our operating results, cash flows and ability to make distributions to our shareholders.

In addition, allegations of deficiencies in foreclosure practices could result in claims challenging the validity of some foreclosures that have occurred to date, potentially placing our claim of ownership to the properties at risk. There can be no assurance that such proceedings would not result in a complete dispossession of property from us without compensation.

Each state has its own laws governing the procedures to foreclose on mortgages and deeds of trust, and state laws generally require strict compliance with these laws in both judicial and non-judicial foreclosures. Recently, courts and administrative agencies have been more actively involved in enforcing state laws governing foreclosures, and in some circumstances have imposed new rules and requirements regarding foreclosures. Some courts have delayed or prohibited foreclosures based on alleged failures to comply with proper transfers of title, notice, identification of parties in interest, documentation and other legal requirements. The increase in the number of foreclosures since 2007 has led legislatures in many states to consider modifications to foreclosure laws to restrict and reduce foreclosures. For example, in 2012, California enacted a law imposing new limitations on foreclosures while a request for a loan modification is pending. Further, foreclosed owners and their legal representatives, including some prominent and well-financed law firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred. These developments may slow or reduce the supply of foreclosed houses available to us for purchase and may call into question the validity of our title to houses acquired at foreclosure, or result in rescission rights or other borrower remedies, which could result in a loss of a property purchased by us, an increase in litigation and property maintenance costs incurred with respect to properties obtained through foreclosure, or delays in stabilizing and leasing such properties promptly after acquisition.

Claims of deficiencies in the foreclosure process may result in rescission of our purchases at auction or reduce the supply of foreclosed properties available to us.

Allegations of deficiencies in foreclosure practices could result in claims challenging the validity of some foreclosures that have occurred to date, potentially placing our claim of ownership to the properties at risk. Since we do not have title insurance policies for properties we acquire through the foreclosure auction process, such instances or such proceedings may result in a complete loss without compensation.

Each state has its own laws governing the procedures to foreclose on mortgages and deeds of trust, and state laws generally require strict compliance with these laws in both judicial and non-judicial foreclosures. Recently, courts and administrative agencies have been more actively involved in enforcing state laws governing foreclosures, and in some circumstances have imposed new rules and requirements regarding foreclosures. Some courts have delayed or prohibited foreclosures based on alleged failures to comply with proper transfers of title, notice, identification of parties in interest, documentation and other legal requirements. Further, foreclosed owners and their representatives, including some prominent and well-financed legal firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred. These developments may slow or reduce the supply of foreclosed houses available to us for purchase and may call into question the validity of our title to houses acquired at foreclosure, or result in rescission rights or other borrower remedies, which could result in a loss of a property purchased by us, an increase in litigation costs incurred with respect to properties obtained through foreclosure, or delays in stabilizing and leasing such properties promptly after acquisition.

Properties acquired through bulk sales may subject us to the risk of acquiring properties that do not fit our target investment criteria and may be costly or time consuming to divest, which may adversely affect our operating results.

We have occasionally acquired and may continue to acquire properties purchased as portfolios in bulk from other owners of single-family homes. To the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain properties purchased in bulk portfolios do not fit our target investment criteria, we may decide to sell, rather than renovate and rent, these properties, which could take an extended period of time and may not result in a sale at an attractive price.

Single-family properties that are being sold through short sales or foreclosure sales are subject to risks of theft, mold, infestation, vandalism, illegal activity on the premises, deterioration or other damage that could require extensive renovation prior to renting and adversely impact operating results.

When a single-family property is put into foreclosure due to a default by the homeowner on its mortgage obligations or the value of the property is substantially below the outstanding principal balance on the mortgage and the homeowner decides to seek a short sale, the homeowner may abandon the property or cease to maintain the property as rigorously as the homeowner normally would. Neglected and vacant properties are subject to increased risks of theft, mold, infestation, vandalism, illegal activity on the premises, general deterioration and other maintenance problems that may persist without appropriate attention and remediation. If we begin to purchase a large volume of properties in bulk sales and are not able to inspect them immediately before closing on the purchase, we may purchase properties that may be subject to these problems, which may result in maintenance and renovation costs and time frames that far exceed our estimates. These circumstances could substantially impair our ability to quickly renovate and lease such properties in a cost efficient manner or at all, which would adversely impact our operating results.

If occupancy levels and rental rates in our target markets do not increase sufficiently to keep pace with rising costs of operations, our rental income and distributable cash will decline.

The success of our business model depends, in part, on conditions in the single-family rental market in our target markets. Our asset acquisitions are premised on assumptions about occupancy levels and rental rates, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Occupancy levels and rental rates have benefited in recent periods from macro trends affecting the U.S. economy and residential real estate markets in particular, including:

•	a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;

•	weak economic and employment conditions that have increased foreclosure rates and made it more difficult for families to remain in their homes that were purchased prior to the housing market downturn;

•	declining real estate values that have challenged the traditional notion that homeownership is a stable investment; and

•	the unprecedented level of vacant housing comprising the REO inventory held for sale by banks, government-sponsored entities and other mortgage lenders or guarantors.

We do not expect these favorable trends in the residential rental market to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, coupled with government programs designed to keep home owners in their homes and/or other factors may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets at below replacement costs and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for tenants may intensify. A softening of the rental market in our target areas would reduce our rental income and profitability.

Eminent domain could lead to material losses on our investments in our properties.

Governmental authorities may exercise eminent domain to acquire land on which our properties are built in order to build roads and other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties. Our investment strategy is premised on the concept that this “fair value” will be substantially less than the real value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain. Several cities also are exploring proposals to use eminent domain to acquire mortgages to assist homeowners to remain in their homes, potentially reducing the supply of single-family properties in our target markets.

We depend on our tenants and their willingness to renew their leases for substantially all of our revenues. Poor tenant selection and defaults and nonrenewals by our tenants may adversely affect our reputation, financial performance and ability to make distributions on our preferred and common shares.

We depend on rental income from tenants for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified tenants for our properties. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our tenants fail to meet their lease obligations or fail to renew their leases. For example, tenants may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Widespread unemployment and other adverse changes in the economic conditions in our target markets could result in substantial tenant defaults. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property.

Short-term leases of residential property may expose us to the effects of declining market rents, which may adversely affect our operating results and our ability to make distributions on our preferred and common shares.

Substantially all of our new leases have a duration of one year. As these leases permit tenants to leave at the end of the lease term without penalty, we anticipate our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Because we have a limited track record, we cannot accurately predict our turnover rate or the associated costs we will incur. Moreover, we cannot assure you that our leases will be renewed on equal or better terms or at all. If our tenants do not renew their leases or the rental rates for our properties decrease, our operating results and ability to make distributions to our shareholders could be adversely affected.

Declining real estate values and impairment charges could adversely affect our financial condition and operating results.

We intend to review the carrying value of our properties when circumstances, such as adverse market conditions, indicate potential impairment may exist. If our evaluation indicates that we may be unable to recover the carrying value of a material portion of our real estate investments, an impairment charge will be recorded to the extent that the carrying value exceeds the estimated fair value of the properties. These losses would directly impact our financial condition and operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A declining real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges would adversely affect our financial condition and operating results.

Our net income and FFO may decrease as a result of costs of providing services on a self-managed basis.

Because we are self-managed, our expenses include the compensation and benefits of our officers, dedicated personnel and consultants, as well as overhead previously paid by AH LLC and its affiliates. Acquisition and renovation services will continue to be provided by AH LLC and its affiliates, at least until December 10, 2014. Beginning on September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of AH LLC’s acquisition and renovation personnel necessary for our operations. In the event that we elect to internalize these activities, there can be no assurances that we will be able provide those services at the same level or for the same costs as provided by subsidiaries of AH LLC, and there may be unforeseen costs, expenses and difficulties associated with internalizing those services on a self-managed basis. If the expenses we assume as a result of internalizing these activities are higher than any corresponding increase in revenues or decrease in other expenses, our net income and funds from operations, or FFO, may be lower than they otherwise would have been.

We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions on our preferred and common shares.

We attempt to ensure that all of the properties we acquire are adequately insured to cover casualty losses. However, many of the policies covering casualty losses may be subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of the deductibles and carveouts. Since some claims against us will not exceed the deductibles under our insurance policies, we will be effectively self-insured for some claims. There are also some losses, including losses from floods, windstorms, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses.

In the event that any of the properties we acquire incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect our financial condition, operating results, cash flows and ability to make distributions on our preferred and common shares. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results.

We may acquire properties that are subject to contingent or unknown liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors or other persons dealing with the acquired entities and tax liabilities, among other things. Purchases of single-family properties acquired at auction, in short sales, from lenders or in bulk purchases typically involve few or no representations or warranties with respect to the properties. In each case, our acquisition may be without any, or with only limited, recourse against the sellers with respect to unknown liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial amounts to settle or cure it, which could adversely affect our financial condition, cash flows and operating results.

In addition, the properties we acquire may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process, and such restrictions may adversely affect our ability to utilize such properties as we intend.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers in our branch offices and on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect our results of operations and competitive position.

A significant number of our properties are part of HOAs, and we and our tenants are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs that would be costly.

A significant number of our properties are part of HOAs, which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. HOAs in which we own properties may have or enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale, or the use of specific construction materials in renovations. The number of HOAs that impose limits on the number of property owners who may rent their homes is increasing. Such restrictions limit acquisition opportunities and could cause us to incur additional costs to resell the property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own properties may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing the property and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

Joint venture investments that we make may limit our ability to invest in certain markets and could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and disputes between us and our joint venture partners.

We have co-invested, and may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. As a result, we may be subject to restrictions that prohibit us from making investments in certain markets until all of the funds in such partnership, joint venture or other entity are invested or committed, and we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity which could, among other things, impact our ability to satisfy the REIT requirements. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor the partners would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

We anticipate involvement in a variety of litigation.

We anticipate involvement in a range of legal actions in the ordinary course of business. These actions may include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer), and issues with local housing officials arising from the condition or maintenance of the property. These actions can be time consuming and expensive. While we intend to vigorously defend any non-meritorious action or challenge, we cannot assure you that we will not be subject to expenses and losses that may adversely affect our operating results.

We may be adversely affected by lawsuits alleging trademark infringement as such lawsuits could materially harm our brand name, reputation and results of operations.

Several other companies in the United States, including companies in the real estate industry, may use words, phrases or logos similar to those we develop as part of our brand. As a result, we may face potential claims that the use of our brand infringes on their existing trademarks. The defense of any trademark infringement claim can be both costly and disruptive of the time and resources of our management, even if the claim against us is without merit. If we are unable to successfully defend against such a claim, we may be required to pay substantial damages or settlement costs to resolve the claim. In addition, we may be required to re-brand or incur substantial marketing costs to revise our brand to avoid future disputes. Any such trademark infringement claims and potential remedial measures could materially harm our brand name, reputation and results of operations.

Our board of trustees has approved a very broad investment policy, subject to management oversight, and does not review or approve each acquisition decision made by AH LLC.

AH LLC is authorized to follow a very broad investment policy established by our board of trustees and subject to oversight by our management. Our board of trustees periodically reviews and updates the investment policy and also reviews our portfolio of residential real estate, but it does not review or approve AH LLC’s specific property acquisitions. In addition, in conducting periodic reviews, our board of trustees may rely primarily on information provided to them by AH LLC and our management. Furthermore, acquisitions may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. AH LLC has great latitude within the broad parameters of the investment policy set by our board of trustees in determining our acquisition strategies, which could result in net returns that are substantially below expectations or that result in material losses, which would adversely affect our business and operating results, or may otherwise not be in the best interests of our shareholders.

As a result of becoming a public company, we are required to complete an analysis of our internal controls over financial reporting. If we are unable to do so in a timely manner, or if our internal controls are determined to be ineffective, investor confidence in our company may be adversely affected and, as a result, the value of our outstanding common and preferred shares may decline.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the first fiscal year beginning after the completion of our initial public offering, which will be the year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our outstanding common and preferred shares to decline, and we may become subject to investigation or sanctions by SEC. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid such a material weakness in the future. In addition, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Future debt service obligations could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make distributions on our preferred and common shares.

Our financing strategy contemplates the use of secured or unsecured debt to finance long-term growth. While we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness to up to 50% of our total assets, our governing documents contain no limitations on the amount of debt that we may incur, and our board of trustees may change our financing strategy at any time without shareholder approval. As a result, we may be able to incur substantial additional debt in the future.

Incurring debt could subject us to many risks, including the risks that:

•	our cash flows from operations will be insufficient to make required payments of principal and interest;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our shareholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

•	we violate restrictive covenants in the documents that govern our indebtedness, which would entitle our lenders to accelerate our debt obligations;

•	refinancing of the debt may not be available on favorable terms or at all; and

•	the use of leverage could adversely affect our ability to make distributions to our shareholders and the market price of our shares.

If we incur debt in the future and do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our operating results and cash flows and, consequently, cash available for distribution to our shareholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of substantial numbers of properties on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our properties that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Our credit facility contains financial and operating covenants that could restrict our business and investment activities. Failure to satisfy these covenants could result in a default under our credit facility that could accelerate the maturity of our debt obligations, which would have a material adverse effect on our business, liquidity, results of operations and financial condition and our ability to make distributions on our preferred and common shares.

Our credit facility contains financial and operating covenants, such as debt ratios, minimum liquidity and adjusted tangible net worth tests and other limitations that may restrict our ability to make distributions or other payments to our shareholders and may restrict our investment activities. Among others, our credit facility requires that we maintain financial covenants relating to the following matters: (i) cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) adjusted tangible net worth of not less than 85% of our adjusted tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt, substantial impairments in the value of our properties or changes in general economic conditions. If we violate covenants in our credit facility or future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, or at all.

Our credit facility permits us to incur significant indebtedness, which could require that we generate significant cash flow to satisfy the payment and other obligations under our credit facility.

We may incur significant indebtedness in connection with draws under our credit facility. This indebtedness may exceed our cash on hand and/or our cash flows from operating activities. Our ability to meet the payment and other obligations under our credit facility depends on our ability to generate sufficient cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. It is possible that our business will not generate cash flow from operations, or that future borrowings will be available to us, in amounts sufficient to enable us to meet our payment obligations under our credit facility. If we are not able to generate sufficient cash flow to service our credit facility and other debt obligations, as well as satisfy the REIT distribution requirement, we may need to refinance or restructure our debt, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facility, which could materially and adversely affect our liquidity.

Disruptions in the financial markets may materially and adversely affect our ability to secure additional financing.

The credit markets continue to experience significant price volatility, dislocations and liquidity disruptions, the concern of which has led many lenders and institutional investors to reduce, and in some cases cease, to provide credit to businesses and has caused spreads on prospective debt financings to widen considerably. Continued uncertainty in these markets may affect our ability to obtain additional debt financing at all or on terms favorable or acceptable to us. These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. Our inability to secure additional financing may impede our ability acquire new properties. Disruptions in the financial markets could have a material adverse effect on us, including our business, results of operations and our financial condition.

Interest expense on our debt may limit our cash available to fund our growth strategies and shareholder distributions.

Higher interest rates could increase debt service requirements on floating rate debt, to the extent we have any, and could reduce funds available for operations, distributions to our shareholders, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in significant losses.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make shareholder distributions.

Subject to complying with the requirements for REIT qualification, we may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

Risks Related to the Real Estate Industry

Our performance and the value of our properties are subject to general economic conditions and risks associated with our real estate assets.

If the properties we acquire do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, our ability to make distributions to our shareholders could be adversely affected. There are significant expenditures associated with an investment in real estate (such as debt service, real estate taxes, insurance and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of the properties we acquire may be adversely affected by the following factors:

•	downturns in international, national, regional and local economic conditions (particularly increases in unemployment);

•	the attractiveness of the properties we acquire to potential tenants and competition from other properties;

•	increases in the supply of or decreases in the demand for similar or competing properties in our target markets;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates, availability and terms of debt financing;

•	changes in operating costs and expenses and our ability to control rents;

•	changes in, or increased costs of compliance with, governmental laws, rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	environmental conditions or retained liabilities for such conditions;

•	tenant turnover;

•	the illiquidity of real estate investments generally;

•	residents’ perceptions of the safety, convenience and attractiveness of our properties and the neighborhoods where they are acquired;

•	the ongoing need for capital improvements, particularly in older properties;

•	the ability or unwillingness of residents to pay rent increases;

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism;

•	rent control or rent stabilization or other housing laws, which could prevent us from raising rents; and

•	increases in property-level maintenance and operating expenses.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, financial condition, results of operations and, consequently, amounts available for distribution to our shareholders.

Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of residents, existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability and/or other sanctions.

Tenant relief laws and rent control laws may negatively impact our rental income and profitability.

As landlord of numerous properties, we are involved regularly in evicting tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs. The eviction process is typically subject to legal barriers, mandatory “cure” policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord tenant laws may impose legal duties to assist tenants in relocating to new housing, or restrict the landlord’s ability to recover certain costs or charge tenants for damage tenants cause to the landlord’s premises. Because such laws vary by state and locality, we and any regional and local property managers we hire will need to be familiar with and take all appropriate steps to comply with all applicable landlord tenant laws, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation, or if we settle such litigation.

Furthermore, rent control laws may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

Class action, tenant rights and consumer demands, litigation and adverse media publicity could directly limit and constrain our operations and may result in significant litigation expenses.

Numerous tenants’ rights and consumers’ rights organizations exist throughout the country and operate in our target markets, and as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands, litigation and adverse media publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the large settlements identified below in the risk factor entitled “Mortgage loan modification programs and future legislative action may adversely affect the number of available properties that meet our investment criteria” and the increased market for single-family rentals arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, media efforts, fundraising and grass roots organizing activities to focus on landlord tenant issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain our business operations or may generate unfavorable publicity for our business. If they are successful in any such endeavors, they could directly limit and constrain our operations, adversely impact our business and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

Acquiring properties during periods when the single-family home sector is experiencing substantial inflows of capital and intense competition may result in inflated purchase prices and increase the likelihood that our properties will not appreciate in value and may, instead, decrease in value.

The allocation of substantial amounts of capital for investment in the single-family home sector and significant competition for income producing real estate may inflate the purchase prices for such assets. To the extent we purchased, or in the future purchase, real estate in such an environment, it is possible that the value of our properties may not appreciate and may, instead, decrease in value, perhaps significantly, below the amount we paid for such properties. In addition to macroeconomic and local economic factors, technical factors, such as a decrease in the amount of capital allocated to the single-family home sector and the number of investors participating in the sector, could cause the value of our properties to decline.

Mortgage loan modification programs and future legislative action may adversely affect the number of available properties that meet our investment criteria.

The U.S. government, through the Federal Reserve, the Federal Housing Administration and the Federal Deposit Insurance Corporation, or FDIC, has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to homeowners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current target markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, modifying or refinancing mortgage loans or providing homeowners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures, which will decrease the supply of properties that meet our investment criteria.

The pace of residential foreclosures is subject to numerous factors. Recently, there has been a backlog of foreclosures due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or DOJ, the Department of Housing and Urban Development, or HUD, and State Attorneys General against mortgage servicers alleging wrongful foreclosure practices. Financial institutions also have been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by DOJ, HUD and 49 State Attorneys General against the five largest residential mortgage servicers in the country were settled in 2012 for $25 billion. In 2013, the DOJ announced the settlement of a legal claim relating to mortgage backed securities with J.P. Morgan Chase & Co. for $13 billion. Settlements such as these help homeowners avoid foreclosure through mortgage modifications, and servicers are often required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that settlements such as these will help many homeowners to avoid foreclosures that would otherwise have occurred in the near term, and with lower monthly payments and mortgage debts, for years to come. It is also foreseeable that other residential mortgage servicing companies will agree to similar settlements that will further reduce the supply of houses in the process of foreclosure.

In addition, numerous federal and state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions, and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we would expect REO inventory levels to decline or to grow at a slower pace, which would make it more difficult to find target assets at attractive prices and might constrain our growth or reduce our long-term profitability. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand in our target markets.

We may have difficulty selling our real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our shareholders may be limited.

Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our properties. When we sell any of our properties, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of properties to our shareholders. Instead, we may use such proceeds for other purposes, including:

•	purchasing additional properties;

•	repaying debt, if any;

•	buying out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	creating working capital reserves; or

•	making repairs, maintenance or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code or dispose of our properties through a taxable REIT subsidiary or “TRS.”

Risks Related to our Relationship with AH LLC and Conflicts of Interest

As long as AH LLC continues to perform acquisition and renovations services for us, we will depend on AH LLC for our external growth.

Until December 10, 2014, AH LLC will continue to provide us acquisition and renovation services for a fee equal to 5% of the sum of the purchase price and initial renovation costs of each property that we acquire in consideration for its services in identifying, evaluating, acquiring and overseeing the renovation of its residences. Accordingly, through at least that date, we will depend on AH LLC for our external growth and we could be adversely affected if, for any reason, AH LLC is unable to perform its obligations under its agreement with us.

AH LLC may engage in other activities diverting their attention from our business, which could adversely affect the execution of our business and our results of operations.

We are subject to conflicts of interest arising out of our relationship with AH LLC. AH LLC and its affiliates, officers, directors, employees or personnel may engage in any business (other than acquiring, renovating, leasing and operating single-family homes as rental properties without the approval of the board of trustees). As a result, their time and effort may be diverted from our business.

Completion of the Management Internalization has exposed us to new and additional responsibilities, costs and risks.

The completion of the Management Internalization in June 2013 exposed us to new and additional responsibilities, costs and risks. For example, while we no longer bear the external costs of the advisory management fee paid to our former manager, our direct overhead increased, as we became responsible for compensation and benefits of our officers and other personnel that were previously paid by our former manager. If our properties do not perform as anticipated or if we fail to raise additional financing, we may not be able to cover such additional overhead. We also now are subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Accordingly, the Management Internalization could adversely affect our financial condition and operating results.

Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest, which may impede business decisions that could benefit our shareholders.

As the sole general partner of our operating partnership, we have a fiduciary duty to the other limited partners in the operating partnership, the discharge of which may conflict with the interests of our shareholders. AH LLC, as the limited partner of our operating partnership, has agreed that, in the event of a conflict in the fiduciary duties owed by us to our shareholders and in our capacity as the general partner of our operating partnership, to such limited partner, we are under no obligation to give priority to the interests of such limited partner.

In addition, AH LLC, as well as any other limited partners, has the right to vote on certain amendments to the operating partnership agreement and to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our shareholders.

The contribution agreement and other agreements we entered into in connection with the Management Internalization were negotiated between a special committee of our board of trustees and AH LLC. Therefore, the terms of such agreements may not have been as favorable to us as if they had been negotiated with unaffiliated third parties.

AH LLC is owned, directly or indirectly, by family members or trusts for family members or heirs of B. Wayne Hughes, our non-executive Chairman, David P. Singelyn, our Chief Executive Officer and a trustee, Jack Corrigan, our Chief Operating Officer and a trustee, David Goldberg, our Executive Vice President, and other parties. HF Investments 2010, LLC, which is comprised of trusts established by Mr. Hughes for certain of his heirs, owns an approximately 88.66% membership interest in AH LLC. Additionally, membership interests of AH LLC are owned by family members or trusts for family members of Mr. Singelyn (4.93% membership interest), Mr. Corrigan (4.93% membership interest) and Mr. Goldberg (1% membership interest). Accordingly, such trustees and executive officers received substantial economic benefits as a result of the Management Internalization. As a result of the foregoing, the interests of certain of our trustees and executive officers may differ from, and be in conflict with, the interests of our shareholders. The contribution agreement and other agreements we entered into in connection with the Management Internalization were negotiated between a special committee comprised of all of our independent trustees and AH LLC, and their terms, including the consideration payable to AH LLC, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. In addition, we did not obtain a third-party appraisal of our former manager or our former property manager.

If we determine that AH LLC breached any of the representations, warranties or covenants made by it in the contribution agreement related to the Management Internalization, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with AH LLC. Moreover, the representations, warranties, covenants and indemnities in the contribution agreement are subject to limits and qualifiers, which may also limit our ability to enforce any remedy under the agreement.

Messrs. Hughes, Singelyn, Corrigan and Goldberg are subject to certain conflicts of interest with regard to enforcing the indemnification provisions contained in the contribution agreement for the Management Internalization and enforcing some of the ancillary agreements to be entered into by us in connection with the Management Internalization.

Messrs. Hughes, Singelyn, Corrigan and Goldberg received beneficial economic interests in our operating partnership’s Series D units and Series E units through their direct or indirect interests in AH LLC, which received 4,375,000 Series D units and 4,375,000 Series E units as a result of the Management Internalization. Certain provisions of the contribution agreement and the ancillary agreements executed in connection with the Management Internalization may have significant financial impacts on AH LLC. In particular, Messrs. Hughes, Singelyn, Corrigan and Goldberg are subject to conflicts of interest in connection with the enforcement against AH LLC of indemnification obligations under the contribution agreement and other transaction documents that could directly impact their or their family’s economic interests.

Because the acquisition and renovation functions will not be internalized earlier than December 10, 2014, we expect to continue to pay AH LLC significant fees, and certain of our executive officers and trustees will have a conflict of interest in connection with decisions regarding internalization of those functions.

We will continue to pay AH LLC a fee equal to 5% of the sum of the purchase price and initial renovation costs of each property that we acquire in consideration for its services in identifying, evaluating, acquiring and overseeing the renovation of its residences. If, for example, we invest $1.5 billion in acquisitions after the closing of the Management Internalization and before December 10, 2014, we will pay AH LLC acquisition and renovation fees of $75 million. AH LLC would continue to bear all of the costs of investigating properties that we do not acquire. After September 10, 2014, we will have the right to offer employment that would commence on December 10, 2014 to all of AH LLC’s acquisition and renovation personnel necessary for our operations, and AH LLC will be required to cooperate to transition any employees who choose to accept our offer. If we elect not to transition employees from AH LLC, we could engage AH LLC or a third party on mutually acceptable terms to continue to provide acquisition and renovation services. Because we may still be paying significant fees to AH LLC, Messrs. Hughes, Singelyn, Corrigan and Goldberg, as a result of their personal or family financial interests in AH LLC, will be subject to conflicts of interest in connection with decisions regarding whether to pursue internalization of the acquisition and renovation functions after December 10, 2014 or to enter into a new agreement with AH LLC for these services.

Risks Related to Our Organization and Structure

Provisions of our declaration of trust may limit the ability of a third party to acquire control of us by authorizing our board of trustees to issue additional securities.

Our board of trustees may, without shareholder approval, amend our declaration of trust to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued common or preferred shares, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of trustees may authorize the issuance of additional shares or establish a series of common or preferred shares that may delay or prevent a change in control of our company, including transactions at a premium over the market price of our shares, even if shareholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our declaration of trust and certain provisions of Maryland law, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our board of trustees or shareholders to approve proposals to acquire our company or effect a change in control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price of their shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares) or an affiliate of any interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes two super-majority shareholder voting requirements on these combinations, unless, among other conditions, our common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares; and

•	“control share” provisions that provide that our “control shares” (defined as voting shares which, when aggregated with all other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also trustees of our company.

By resolution of our board of trustees, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of trustees (including a majority of trustees who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of trustees may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amending our bylaws, opt in to the control share provisions of the MGCL in the future.

In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a trustee. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-current market price. In July 2013, our board of trustees and our shareholders approved an amendment to our declaration of trust under which we will elect not to be subject to these provisions.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Under Maryland law, generally, a trustee will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our declaration of trust authorizes us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each trustee and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our trustees and officers. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies.

Our board of trustees may change our strategy or investment policies, financing strategy or leverage policies without shareholder consent.

Our board of trustees may change any of our strategies, policies or procedures with respect to property acquisitions and divestitures, asset allocation, growth, operations, indebtedness, financing and distributions at any time without the consent of shareholders, which could result in the acquisition of properties that are different from, and possibly riskier than, the types of single-family residential real estate investments that we have historically acquired. These changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common and preferred shares and our ability to make distributions to shareholders.

The ability of our board of trustees to revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.

Our declaration of trust provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.

Risks Related to Qualification and Operation as a REIT

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Certain rules applicable to REITs are particularly difficult to interpret or to apply in the case of REITs investing in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS.

Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our shares. To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our shareholders.

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT and that our current organization and proposed method of operation will enable us to continue to qualify as a REIT. However, we have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify as a REIT. As a result, we cannot assure you that we qualify or that we will remain qualified as a REIT.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

•	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions and may choose to deploy available cash in a different manner. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common shares.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS or other subsidiary corporations that are subject to corporate-level income tax at regular rates. Our TRS may have tax liability with respect to “phantom income” if it is treated as a “dealer” for U.S. federal income tax purposes which would require the TRS to mark to market its assets at the end of each taxable year. In addition, our TRS is subject to federal, state and local corporate taxes. Any of these taxes would decrease cash available for distribution to our shareholders.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We believe that we have operated and we intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our “REIT taxable income,” determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code. We intend to continue to make distributions to our shareholders to comply with the REIT requirements of the Code.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could adversely affect the value of our Class A common shares if they are perceived as less attractive investments.

The maximum rate applicable to “qualified dividend income” paid by regular “C” corporations to U.S. shareholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to dividends received by a REIT from taxable corporations (such as a REIT’s taxable REIT subsidiaries), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Although the reduced rates applicable to dividend income from regular “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of regular “C” corporations that pay dividends, which could adversely affect the value of our Class A common shares.

The prohibited transactions tax may limit our ability to engage in transactions.

A REIT’s income from “prohibited transactions” is subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property or debt instruments that we hold. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or debt instruments or we may conduct such sales through our TRS, which would be subject to U.S. federal and state income taxation. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis. For example, if we decide to acquire properties or debt instruments opportunistically to renovate in anticipation of immediate resale, we will need to conduct that activity through our TRS to avoid the 100% prohibited transactions tax.

The 100% tax described above may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits and the trading price of our Class A common shares.

If the operating partnership fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, our operating partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the operating partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

The ability of our board of trustees to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

Our declaration of trust provides that our board of trustees may revoke or otherwise terminate our REIT election, without shareholder approval, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

Our ownership of our taxable REIT subsidiary is subject to limitations and our transactions with our taxable REIT subsidiary will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

The Code provides that no more than 25% of the value of a REIT’s assets may consist of shares or securities of one or more TRSs. This requirement limits the extent to which we can conduct activities through TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and we structure our transactions with our TRS on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% taxable REIT subsidiaries limitation or to avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our shares.

The share ownership restrictions of the Code for REITs, the 8.0% common share ownership limit that applies to all shareholders, other than the Hughes family which is subject to the “excepted holder limit” (as defined in the declaration of trust) and “designated investment entities” (as defined in the declaration of trust) which are subject to a 9.9% common share ownership limit, and the 9.9% preferred share ownership limit, all as provided in our declaration of trust may inhibit market activity in our equity shares and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year beginning with our taxable year ended December 31, 2013, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding equity shares at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our equity shares under this requirement. Additionally, at least 100 persons must beneficially own our equity shares during at least 335 days of a taxable year for each taxable year after 2012. To help insure that we meet these tests, our declaration of trust restricts the acquisition and ownership of our equity shares.

Our declaration of trust, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person, other than the Hughes family which is subject to the “excepted holder limit” (as defined in the declaration of trust) and “designated investment entities” (as defined in the declaration of trust), from beneficially or constructively owning more than 8.0% in value or number of shares, whichever is more restrictive, of our outstanding common shares and more than 9.9% in value or number of shares, whichever is more restrictive, of any class or series of our preferred shares. Our board of trustees may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the applicable ownership limit would result in our failing to qualify as a REIT. These restrictions on ownership and transfer will not apply, however, if our board of trustees determines that it is no longer in our best interest to continue to qualify as a REIT.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our outstanding common or preferred shares.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended, possibly with retroactive effect. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and whether any such law, regulation, or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in or any new U.S. federal income tax law, regulation or administrative interpretation.

We may be required to report taxable income for certain investments in excess of the economic income that we ultimately realize from them.

Our TRS may invest in mortgages, including non-performing loans, or NPLs, for less than their face amount. The amount of such discount is generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

In the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. While we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

Finally, we or our TRS may recognize taxable “phantom income” as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations. In addition, our TRS may be treated as a “dealer” for U.S. federal income tax purposes, in which case the TRS would be required to mark to market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The table below summarizes certain information with respect to our properties as of December 31, 2013.

	Properties (1)		Net Book Value			Averages Per Property
Market	Units	% of Total	(millions)	% of Total	Avg. per Property	Square Footage	Property Age (years)
Dallas-Fort Worth, TX	2,085	9.0%	$324.3	8.4%	$155,542	2,188	10.2
Indianapolis, IN	2,021	8.7%	292.5	7.6%	144,743	1,893	11.5
Greater Chicago area, IL and IN	1,519	6.5%	230.4	6.0%	151,702	1,861	12.4
Atlanta, GA	1,461	6.3%	237.0	6.1%	162,204	2,157	13.0
Cincinnati, OH	1,244	5.3%	207.4	5.4%	166,756	1,849	13.5
Houston, TX	1,223	5.3%	210.4	5.4%	172,010	2,293	9.6
Charlotte, NC	1,058	4.5%	177.8	4.6%	168,027	1,964	10.7
Nashville, TN	994	4.3%	199.2	5.2%	200,444	2,202	9.5
Jacksonville, FL	974	4.2%	140.6	3.6%	144,333	1,923	9.6
Phoenix, AZ	962	4.1%	143.2	3.7%	148,828	1,811	11.3
All Other (2)	9,727	41.8%	1,698.6	44.0%	174,611	1,905	11.2

Total / Average	23,268	100.0%	$3,861.4	100.0%	$165,948	1,972	11.2

(1)	Includes 377 properties in which we hold an approximate one-third interest.
(2)	Represents 32 markets in 19 states.

The table below summarizes certain information with respect to properties in escrow as of December 31, 2013.

	Properties in Escrow (1)				Estimated Total Investment (2)
Market	Units	% of Total	Avg. Sq. Ft.	Avg. Age (years)	(millions)	Avg. per Property
Cincinnati, OH	93	17.4%	1,883	11.4	$15.3	$164,910
Columbus, OH	86	16.0%	1,885	13.0	13.0	151,264
Charlotte, NC	53	9.9%	2,154	10.2	8.2	154,299
Dallas-Fort Worth, TX	51	9.5%	1,940	10.1	8.0	157,449
Indianapolis, IN	39	7.3%	1,947	13.0	6.3	162,799
Raleigh, NC	36	6.7%	1,786	10.2	5.5	151,890
Houston, TX	18	3.4%	2,452	8.8	3.4	187,099
Atlanta, GA	17	3.2%	2,007	13.4	2.9	169,811
Greensboro, NC	16	3.0%	2,211	10.1	2.7	171,000
Nashville, TN	15	2.8%	2,511	9.7	3.2	211,434
All Other (3)	112	20.8%	1,921	10.8	19.9	177,373

Total / Average	536	100.0%	1,972	11.2	$88.4	$164,922

(1)	Includes properties in escrow subject to customary closing conditions and properties in certain states acquired at trustee auction subject to an extended closing period. Does not include properties in escrow subject to lender approval.
(2)	Estimated Total Investment represents our actual purchase price (including closing costs) and estimated renovation costs plus a 5% acquisition and renovation fee paid to AH LLC, if applicable. Estimated renovation costs represent the total costs we expect to incur to renovate a property to prepare it for rental. These costs typically include paint, flooring, appliances, blinds and landscaping.
(3)	Represents 19 markets in 11 states.

Property and Management

We lease office space in Agoura Hills, California for our company headquarters and lease property management office space in 18 locations in 13 states.

ITEM 3. LEGAL PROCEEDINGS

The Company currently is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT:

Listed below are the executive officers of the Company. Our executive officers are appointed by, and serve at the discretion of, the Board of Trustees. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

David P. Singelyn, age 52, has served as our Chief Executive Officer and a Trustee since October 2012. Mr. Singelyn co-founded AH LLC with Mr. Hughes in June 2011 and served as the Chief Executive Officer of our former manager until the Management Internalization. From 2003 through April 2013, Mr. Singelyn was Chairman and President of Public Storage Canada, a real estate company previously listed on the Toronto Stock Exchange, where he built a management team that restructured the operations of the company, including building an operations team and installing accounting and operating computer systems. In 2010, Mr. Singelyn facilitated the restructuring of the ownership entity that was traded on the Toronto stock exchange resulting in the company “going private.” In 2005, Mr. Singelyn, along with Mr. Hughes, founded ACE, and he now serves as a co-manager of ACE. Mr. Singelyn is also a director of the William Lawrence and Blanche Hughes Foundation, a non-profit organization dedicated to research of pediatric cancer. Mr. Singelyn served as the Treasurer for Public Storage (NYSE:PSA), from 1989 through 2003, where he was responsible for equity capital raising, debt issuances, corporate cash management and financial management for Public Storage and its subsidiary operations. During his tenure, and with his direct involvement, Public Storage raised funds through the public and institutional marketplaces, including from a number of state pensions.

Mr. Singelyn started his career at Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Controller of Winchell’s Donut Houses where he was responsible for all accounting functions. Mr. Singelyn earned a Bachelor of Science in Accounting and a Bachelor of Science in Computer Information Systems from California Polytechnic University—Pomona.

John “Jack” Corrigan, age 53, has served our Chief Operating Officer and a Trustee since October 2012. Since November 2011, Mr. Corrigan has been the Chief Operating Officer of our former manager. From 2006 to 2011, Mr. Corrigan was the Chief Executive Officer of A & H Property and Investments, a full service leasing and property management company in Los Angeles County with a portfolio of residential, retail, industrial and office properties where he was responsible for acquisitions, dispositions, development, financing and management operations. Mr. Corrigan served as Chief Financial Officer of PS Business Parks Inc. (NYSE: PSB), a publicly-traded REIT specializing in office and industrial properties throughout the United States, from 1998 to 2004. Prior to his tenure at PS Business Parks, Mr. Corrigan was a partner in the accounting firm of LaRue, Corrigan & McCormick where he was responsible for the audit and consulting practice of that firm. Mr. Corrigan started his career at Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Vice President and Controller of Storage Equities, Inc. (a predecessor entity to Public Storage). Mr. Corrigan earned a Bachelor of Science in Accounting from Loyola Marymount University. He is a Certified Public Accountant licensed in the State of California.

Peter J. Nelson, age 56, has served as our Chief Financial Officer since October 2012. Mr. Nelson held the same position with our former manager from September 2012 until the Management Internalization. From 2004 to 2012, Mr. Nelson was the Managing Partner of Morecambe Partners, LLC, an advisory and consultancy firm focused on early stage companies, workout situations and real estate businesses and transactions. During his tenure at Morecambe Partners, Mr. Nelson structured and invested in several commercial real estate transactions, including the acquisition, re-repositioning and disposition of industrial properties. From 1997 until 2004, Mr. Nelson served in several executive positions with Alexandria Real Estate Equities, Inc. (NYSE:ARE), or ARE, including Chief Financial Officer, Senior Vice President—Operations, Secretary and Treasurer. ARE is a REIT with a portfolio primarily consisting of office properties that provide research laboratories for scientific organizations. Mr. Nelson was responsible for debt and equity capital raising activities for ARE. Mr. Nelson was involved in ARE’s property acquisition and growth strategies throughout United States, and his responsibilities included overseeing ARE’s risk management activities and all accounting and financial reporting functions, including the supervision of audits. From 1995 until 1997, Mr. Nelson served as Chief Financial Officer of Lennar Partners, Inc., now known as LNR Property Corporation, formerly a subsidiary of Lennar Corporation (NYSE: LEN), where he oversaw all financial and operational aspects of the company’s investment in and operation of commercial properties. Mr. Nelson graduated from California State University, Northridge with a B.S. in Accounting. He is an inactive Certified Public Accountant in the State of California.

On February 17, 2014, Mr. Nelson indicated his intention to resign his position, following a transition period, to pursue other career interests. The company has begun the process to identify Mr. Nelson’s successor. Mr. Nelson is expected to remain with the company into the second quarter to complete the company’s year-end financial reporting and to provide for an orderly transition for his successor.

David Goldberg, age 64, has served as our Executive Vice President since October 2012. Mr. Goldberg held the same position with our former manager from 2011 until the Management Internalization. Since 2006, Mr. Goldberg has been a co-manager of ACE, and since 2006 he has served as a legal consultant and senior counsel for Public Storage. From 1991 until 2005, Mr. Goldberg held various legal positions with Public Storage, including Senior Vice President and General Counsel. In such capacity, Mr. Goldberg was responsible for all Public Storage securities, real estate and property management activities and was involved in capital raising, real estate acquisition, corporate reorganization and property management transactions. From 1974 until 1991, Mr. Goldberg was an associate and a partner in the law firm of Agnew, Miller & Carlson and a partner with the law firm of Sachs & Phelps and with the law firm of Hufstedler, Miller, Carlson & Beardsley. Mr. Goldberg earned an A.B. in History and Social Studies from Boston University and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law) and is a member of the California State Bar.

Sara H. Vogt-Lowell, age 38, has served as our Chief Legal Officer since October 2012. As Chief Legal Officer she coordinates legal matters and real estate transactions, guides the defense of our company against prospective and pending claims and lawsuits and monitors applicable legal, regulatory and compliance developments. From 2011 until the Management Internalization, Ms. Vogt-Lowell held the same position with our former manager. From March 2006 through April 2013, she has served as General Counsel for Malibu Management, Public Storage Canada and ACE. Ms. Vogt-Lowell began her legal career at the law firm of Latham & Watkins LLP in 2002 as a member of the finance department where she specialized in real estate transactions. There, she represented a variety of clients, including lenders, residential and commercial developers, landlords, tenants, buyers, sellers and owners of commercial, industrial, residential and other real estate projects, with specific experience in multi-site, multi-state property portfolios. Ms. Vogt-Lowell earned a B.A. in Political Science from the University of California, Los Angeles and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law). Ms. Vogt-Lowell is a member of the California State Bar.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Class A common shares have traded on the NYSE under the symbol “AMH” since August 1, 2013. Before that date, there was no public trading market for our Class A common shares. Our Class B common shares are not publicly traded. The following table sets forth the quarterly high and low trading prices per Class A common share as reported on the NYSE and the distributions declared by us with respect to our Class A common shares for each such period:

Year Ended December 31, 2013:	High	Low	Per Share Distribution
Quarter ended September 30, 2013 (beginning August 1, 2013)	$16.99	$15.29	$—
Quarter ended December 31, 2013	$16.95	$15.10	$0.05

On March 24, 2014, the last reported sales price per share of our Class A common shares was $16.79.

Shareholders

As of the close of business on March 24, 2014, there were approximately 15 holders of record of our Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees) and one shareholder of record of our Class B common shares.

Distributions

For the quarter ended December 31, 2013, the Board declared a distribution of $0.05 per Class A common share. Future distributions on our common shares will be determined by and at the sole discretion of our Board of Trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code and such other factors as our Board deems relevant. To maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. We intend to distribute our taxable income to our shareholders and retain the balance of our cash available for distribution for reinvestment in properties. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our common shares unless we have paid all cumulative dividends on our Series A and Series B preferred shares. The distribution preference of our Series A and Series B preferred shares could limit our ability to make distributions to the holders of our common shares.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be incorporated by reference into any filing by us under the Securities Act except as expressly set forth in such filing.

The following graph compares the cumulative total return on our Class A common shares from August 1, 2013 (the date that our Class A common shares commenced trading on the NYSE) to the NYSE closing price per share on December 31, 2013 with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on August 1, 2013 and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return

Among American Homes 4 Rent, the S&P 500 Index and the MSCI US REIT Index

The following table provides the same information in tabular form:

	Period Ending
Index	08/01/13	08/31/13	09/30/13	10/31/13	11/30/13	12/31/13
American Homes 4 Rent	100.00	101.79	103.53	99.23	105.13	104.17
S&P 500	100.00	95.89	98.90	103.44	106.60	109.30
MSCI U.S. REIT	100.00	93.54	96.61	100.96	95.69	95.96

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

For the period covered by this report, the year ended December 31, 2013, we engaged in the following transactions involving the sale of our unregistered equity securities that were not required to be disclosed previously in our quarterly reports on Form 10-Q or current reports on Form 8-K because they occurred outside the periods covered by those reports:

On February 28, 2013, we issued to AH LLC 634,408 Class B common shares, and our operating partnership issued to AH LLC 31,085,974 Series C units, in each case based upon a price per share or unit of $15.50, in exchange for the AH LLC Portfolio for an agreed upon value of approximately $491.7 million, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Holders of the Series C units have a one-time right to convert all such units into Class A units on a unit for unit basis. If holders of the Series C units have not exercised their right to convert the Series C units into Class A units by the earlier of (i) February 28, 2016 or (ii) the date of commencement of the dissolution, liquidation or winding up of our operating partnership, then the Series C units will automatically convert into Class A units. If the properties in the AH LLC Portfolio are initially leased for less than 98% of the scheduled rents used in the formula for the valuation of the properties (determined on an aggregate basis), the Series C Units will be converted on less than a one for one basis.

On March 14, 2013, we completed a private placement of 46,718,750 Class A common shares to certain institutional and individual investors at a price per share of $16.00, for an aggregate offering price of approximately $747.5 million, and net proceeds of approximately $703.5 million after deducting initial purchaser’s discount and placement fees of $44.0 million and other offering expenses. This offer and sale of our Class A common shares (the “March 2013 private placement”) was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction not involving a public offering.

FBR Capital Markets & Co., or FBR, served as the initial purchaser and placement agent for the March 2013 private placement. Some of the Class A common shares were reoffered by FBR to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act or to certain persons outside the United States in offshore transactions in reliance on Regulation S under the Securities Act. The remainder of the Class A common shares were offered pursuant to a private placement to “accredited investors,” as defined in Rule 501 under the Securities Act, with FBR acting as the placement agent.

Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plan, see Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2013 and 2012 and for the period from June 23, 2011 to December 31, 2011. The selected financial data below has been derived from our consolidated financial statements, as adjusted for the impact of subsequent accounting changes requiring retrospective application, if any, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. Under the provisions of ASC 805, Business Combinations, we have reflected transactions between businesses under common control retroactively based on the date AH LLC commenced acquiring properties, June 23, 2011. As such, the statements of operations reflect activity prior to our date of formation, and the properties contributed to us by AH LLC are reflected retroactively on the balance sheets based on AH LLC’s net book value. Therefore, our selected financial data may not be indicative of our past or future results and does not reflect our financial position or results of operations had it been presented as if we had been operating independently during the period presented.

	For the Years Ended December 31,		For the Period From June 23, 2011 to December 31,
(Amounts in thousands, except share information)	2013	2012	2011
Operating Data
Revenues:
Rents from single-family properties	$132,722	$4,540	$65
Other revenues from single-family properties	5,227	—	—
Other	1,083	—	—

Total revenues	139,032	4,540	65

Expenses:
Property operating expenses
Leased single-family properties	51,411	1,744	27
Vacant single-family properties and other	22,341	1,846	12
General and administrative expense	8,845	7,199	47
Advisory fees	6,352	937	—
Interest expense	370	—	—
Noncash share-based compensation expense	1,079	70	—
Acquisition fees and costs expensed	4,799	869	—
Depreciation and amortization	70,987	2,111	21

Total expenses	166,184	14,776	107

Gain on remeasurement of equity method investment	10,945	—	—
Remeasurement of Series E units	(2,057)	—	—
Remeasurement of Preferred shares	(1,810)	—	—

Loss from continuing operations	(20,074)	(10,236)	(42)
Income from discontinued operations	1,008	—	—

Net loss	(19,066)	(10,236)	(42)
Noncontrolling interest	13,245	—	—
Dividends on preferred shares	1,160	—	—
Conversion of preferred units	10,456	—	—

Net loss attributable to common shareholders	$(43,927)	$(10,236)	$(42)

Weighted average shares outstanding—basic and diluted	123,592,086	7,225,512	3,301,667

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.37)	$(1.42)	$(0.01)
Income from discontinued operations	0.01	—	—

Net loss attributable to common shareholders per share—basic and diluted	$(0.36)	$(1.42)	$(0.01)

	December 31,
	2013	2012	2011
Balance Sheet Data
Single-family properties, net	$3,861,422	$505,713	$3,495
Total assets	$4,224,144	$921,458	$3,523
Outstanding borrowings under credit facility	$375,000	$—	$—
Total liabilities	$573,485	$16,294	$49
Total shareholders’ equity	$2,934,944	$904,674	$3,474
Noncontrolling interest	$715,715	$490	$—
Total equity	$3,650,659	$905,164	$3,474
Other Data
Cash flows provided by (used in):
Operating activities	$16,172	$(6,549)	$(21)
Investing activities	$(2,369,371)	$(97,470)	$—
Financing activities	$2,104,990	$501,217	$21
Distributions declared per common share	$0.05	$—	$—
Distributions declared per Series A Participating Preferred share	$0.229167	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” in this report.

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

As of December 31, 2013, we owned 23,268 single-family properties in selected sub-markets of metropolitan statistical areas, or MSAs, in 22 states, and had an additional 536 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $75.5 million. As of December 31, 2013, 17,328, or 74.5% of our total properties were leased. As of December 31, 2013, our entire portfolio of single-family properties was internally managed through our proprietary property management platform, or was in the final phases of transition to internalization.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of December 31, 2013:

	Properties (1)		Net Book Value			Averages Per Property
Market	Units	% of Total	(millions)	% of Total	Avg. per Property	Square Footage	Property Age (years)
Dallas-Fort Worth, TX	2,085	9.0%	$324.3	8.4%	$155,542	2,188	10.2
Indianapolis, IN	2,021	8.7%	292.5	7.6%	144,743	1,893	11.5
Greater Chicago area, IL and IN	1,519	6.5%	230.4	6.0%	151,702	1,861	12.4
Atlanta, GA	1,461	6.3%	237.0	6.1%	162,204	2,157	13.0
Cincinnati, OH	1,244	5.3%	207.4	5.4%	166,756	1,849	13.5
Houston, TX	1,223	5.3%	210.4	5.4%	172,010	2,293	9.6
Charlotte, NC	1,058	4.5%	177.8	4.6%	168,027	1,964	10.7
Nashville, TN	994	4.3%	199.2	5.2%	200,444	2,202	9.5
Jacksonville, FL	974	4.2%	140.6	3.6%	144,333	1,923	9.6
Phoenix, AZ	962	4.1%	143.2	3.7%	148,828	1,811	11.3
All Other (2)	9,727	41.8%	1,698.6	44.0%	174,611	1,905	11.2

Total / Average	23,268	100.0%	$3,861.4	100.0%	$165,948	1,972	11.2

(1)	Includes 377 properties in which we hold an approximate one-third interest.
(2)	Represents 32 markets in 19 states.

The following table summarizes our leasing experience through December 31, 2013:

Market	Not Rent Ready (1)	Leased (2)	Available for Rent 30+ Days (3)	Available for Rent 90+ Days (4)	30+ Days Occupancy % (5)	90+ Days Occupancy % (6)	Average Annual Scheduled Rent Per Property
Dallas-Fort Worth, TX	268	1,554	1,667	1,583	93.2%	98.2%	$17,523
Indianapolis, IN	224	1,479	1,656	1,601	89.3%	92.4%	14,717
Greater Chicago area, IL and IN	342	774	974	849	79.5%	91.2%	19,258
Atlanta, GA	187	1,093	1,144	1,119	95.5%	97.7%	15,902
Houston, TX	218	773	800	791	96.6%	97.7%	18,144
Phoenix, AZ	15	827	875	866	94.5%	95.5%	13,247
Cincinnati, OH	222	816	950	878	85.9%	92.9%	16,795
Jacksonville, FL	111	690	713	698	96.8%	98.9%	15,388
Nashville, TN	88	856	865	864	99.0%	99.1%	17,741
Charlotte, NC	81	883	915	901	96.5%	98.0%	15,728
All Other (6)	988	6,813	7,815	7,368	87.2%	92.5%	16,529

Total / Average	2,744	16,558	18,374	17,518	90.1%	94.5%	$16,444

(1)	Includes properties under renovation and excludes vacant properties available for lease and properties held for sale.
(2)	Includes leases on properties for which we have completed renovations and excludes leases with tenants existing at the date of acquisition.
(3)	Available for Rent 30+ Days represents the number of properties that have been leased after we have completed renovations or are available for rent (i.e., “rent-ready”) for a period of greater than 30 days.
(4)	Available for Rent 90+ Days represents the number of properties that have been leased after we have completed renovations or are available for rent (i.e., “rent-ready”) for a period of greater than 90 days.
(5)	Occupancy percentage is computed by dividing the number of leased properties by the number of properties available for rent 30+ days.
(6)	Occupancy percentage is computed by dividing the number of leased properties by the number of properties available for rent 90+ days.
(7)	Represents 32 markets in 19 states.

Key Transactions in 2013

Management Internalization

Pursuant to a contribution agreement among AH LLC, us and our operating partnership, we acquired our former manager and our former property manager from AH LLC in exchange for 4,375,000 Series D units and 4,375,000 Series E units. Under terms of the Management Internalization, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to us. Acquisition and renovation personnel will continue to remain employees of AH LLC or its affiliates until at least December 10, 2014. On September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to any or all of AH LLC’s acquisition and renovation personnel necessary for our operations. Until December 10, 2014, we will continue paying AH LLC a 5% acquisition and renovation fee and, separately, AH LLC will pay us a monthly fee of $100,000 for maintenance and use of certain intellectual property transferred to us in the Management Internalization.

As a result of the Management Internalization, we no longer pay the advisory management fee that we had been paying to our former manager and no longer pay property management or leasing fees to our former property manager. In addition as noted above, after December 10, 2014, we will no longer be obligated to pay to AH LLC an acquisition or renovation fee. We believe that elimination of these fees will be offset to some extent by an increase in expenses as we have assumed direct responsibility for advising the Company and managing our properties. However, we believe that, over time, the increases in expenses will be significantly less than the reduction in the fees associated with the Management Internalization.

Alaska Joint Venture Acquisition

On June 11, 2013, we completed a transaction with APFC and AH LLC to acquire a portfolio of 4,778 single-family properties for a total purchase price of $904,487,000, consisting of the issuance of 43,609,394 Class A common shares of the Company to APFC and 12,395,965 Class A units of our operating partnership to AH LLC.

RJ Joint Venture Transaction

On June 14, 2013, AH LLC contributed its remaining ownership interest in RJ American Homes 4 Rent Investments, LLC (“RJ LLC”) to the Company, 653,492 3.5% convertible perpetual preferred units of limited partnership interests in our operating partnership held by AH LLC were converted into 653,492 Class A units and the Company issued 705,167 additional Class A units to

AH LLC. Upon AH LLC contributing its remaining ownership interest in RJ LLC to the Company, we gained control over RJ American Homes 4 Rent One, LLC (“RJ1”) and RJ American Homes 4 Rent Two, LLC (“RJ2”) and, accordingly, began consolidating the operations of the 377 single-family properties owned by RJ1 and RJ2.

Initial Public Offering and Concurrent Private Placements

In August 2013, we raised $811,764,000 before offering costs of $41,981,000 in our initial public offering (the “IPO”). Concurrently with the IPO, we raised an additional $75,000,000 in private placements, which were made concurrently with the IPO offering price and without payment of any underwriting discount, to AH LLC and APFC.

Expanded Credit Facility

On September 30, 2013, we expanded our credit facility to, among other things: (1) add an additional lender, (2) increase the maximum amount available for borrowings under our credit facility from $500 million to $800 million, (3) extend the period to repay borrowings under our credit facility to September 30, 2018, (4) provide for borrowings under our credit facility to bear interest at the one-month LIBOR plus 2.75% until March 2017 and, thereafter, at one-month LIBOR plus 3.125%, (5) change the tangible net worth covenant to require our adjusted tangible net worth at all times to be not less than 85% of our adjusted tangible net worth as of September 30, 2013 plus 85% of the net proceeds of any additional equity capital raises completed by us on or after September 30, 2013 and (6) change the minimum liquidity covenant to require us at all times to maintain cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents. All other provisions and terms of our credit facility remain substantially the same as the terms under the prior credit facility.

Preferred Shares

In October 2013, we raised $126,500,000 before estimated offering costs of $7,319,000 through the sale of 5,060,000 Series A participating preferred shares. In December 2013 and January 2014, we raised an additional $110,000,000 in aggregate before estimated offering costs of $6,585,000 through the sale of 4,400,000 Series B participating preferred shares.

Factors That Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our ability to identify and acquire properties, our pace of property acquisitions, the time and cost required to gain access to the properties and then to renovate and lease a newly acquired property at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, our ability to raise capital and our capital structure.

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

AH LLC’s acquisition and renovation platform, together with the breadth and depth of our executive team has provided processes and systems to accumulate and regularly evaluate relevant data on a real-time basis to track and manage key aspects of our business, such as acquisition costs, renovation costs and the amount of time required to convert an acquired single-family home to a rental property.

Property Operations

The acquisition of properties involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association (“HOA”) fees (when applicable). In addition, we typically incur costs between $5,000 and $25,000 to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among properties for several reasons, including the property’s acquisition channel, the age and condition of the property and whether the property was vacant when acquired. Our operating results also are impacted by the amount of time it takes to market and lease a property, as well as the length of stay by our tenants. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques and the size of our available inventory. We actively monitor these measures and trends.

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

We expect that the overall occupancy of our portfolio will increase as the proportion of recently acquired properties declines relative to the size of our entire portfolio. Nevertheless, in the near term, our ability to drive revenue growth will depend in large part on our ability to efficiently renovate and lease newly acquired properties, maintain occupancy in the rest of our portfolio and acquire additional properties, both leased and vacant. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on our experience with 1,844 leases that reached full term maturation during the year ended December 31, 2013, 71.1% of the tenants renewed their leases at an average increase in rental rate of 2.5%. As we have limited experience in evaluating tenant retention since most of our properties were acquired in the last 12 months and our leases are generally for a one-year term, this performance may not be indicative of future renewals.

Expenses

We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property Operating Expenses

Once a property is available for lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, primarily HOA fees (when applicable), property taxes, insurance, marketing expenses, and repairs and maintenance, which may not be subject to our control.

Property Management Expenses

Prior to the Management Internalization on June 10, 2013, our former property manager provided all property management functions for our properties. These functions included overseeing and directing the leasing, management and advertising of our single-family properties, including collecting rents and interacting with our tenants. We paid our former property manager a fee equal to 6% of collected rents and a leasing fee equal to one-half of one month’s rent for a twelve-month term (prorated for the actual term of the lease) upon execution of each lease and renewal. In addition to these fees, we also were responsible for all direct property expenses. Upon completion of the Management Internalization, we now incur costs such as salary expenses for property management personnel, lease expenses for property management offices and technology expenses for maintaining the property management platform. Property management and leasing fees incurred to our former property manager have been discontinued. During the year ended December 31, 2013, we incurred approximately $1,051,000 of one-time termination fees and other costs in connection with transitioning certain of our markets onto our property management platform. These costs have been included in vacant single-family property operating expenses and other in the accompanying consolidated statements of operations. As of December 31, 2013, our entire portfolio of single-family properties was internally managed through our proprietary property management platform, or was in the final phases of transition to internalization.

General and Administrative Expense and Advisory Fees

General and administrative expense primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expenses, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense also includes an allocation of general and administrative expenses incurred by AH LLC that were either clearly applicable to or reasonably allocated to the operations of contributed properties prior to the date of contribution by AH LLC.

Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by our former manager under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged our former manager and paid it an advisory fee that was calculated as 1.75% per year of shareholders’ equity (as defined). Upon completion of the Management Internalization, we no longer pay the advisory fee and now directly incur all expenses related to our corporate and administrative functions, which are included within general and administrative expense.

Note Regarding Our Historical Operations and Presentation of Our Financial Results

From our formation through June 10, 2013, we were externally managed and advised by our former manager and the leasing, managing and advertising of our properties was overseen and directed by our former property manager, both of which were subsidiaries of AH LLC. On June 10, 2013, we entered into the Management Internalization and acquired our former manager and our former property manager from AH LLC in exchange for 4,375,000 Series D units and 4,375,000 Series E units in our operating partnership. We now have an integrated operating platform that consists of approximately 430 personnel dedicated to property management, marketing, leasing, financial and administrative functions. Our acquisition and renovation functions will continue to be performed by AH LLC until at least December 10, 2014. On September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of AH LLC’s acquisition and renovation personnel necessary for our operations. No additional consideration will be paid to AH LLC in connection with exercising our employment offer right. Until December 10, 2014 we will continue to pay AH LLC a 5% acquisition and renovation fee and, separately, AH LLC will pay us a monthly fee of $100,000 for maintenance and use of certain intellectual property transferred to us in the Management Internalization.

Prior to the Management Internalization, AH LLC exercised control over the Company through the contractual rights provided to our former manager through an advisory management agreement. Accordingly, our consolidated financial statements retroactively reflect two transactions between us and AH LLC as transactions between entities under common control. In December 2012, AH LLC contributed 367 properties to us with an agreed-upon value of $49,444,000 and made a cash investment of $556,000, in exchange for 3,300,000 Class A common shares, 667 Class B common shares, and 32,667 Class A units of our operating partnership. In February 2013, AH LLC contributed a portfolio of 2,770 single-family properties to us with an agreed-upon value of $491,666,000, in exchange for 31,085,974 Series C units of our operating partnership and 634,408 of our Class B common shares. As noted in our consolidated financial statements, the accounts relating to the properties acquired in those transactions have been reflected retroactively at AH LLC’s net book value. AH LLC commenced acquiring these properties on June 23, 2011, and, accordingly, the statements of operations reflect activity prior to our date of formation. Our consolidated financial statements are not indicative of our past or future results and do not reflect our financial position, results of operations, changes in equity and cash flows had they been presented as if we had been operated independently during the period presented. Accordingly, this discussion of our financial statements encompasses certain aspects of the historical operations of AH LLC.

Results of Operations

Property Operations

As of December 31, 2013, 2012 and 2011, we owned 23,268, 3,644 and 33 single-family properties (including contributed properties), respectively, 17,328, 1,164 and 19 of which were leased, respectively. As of December 31, 2013, 2012 and 2011, 2,744, 1,857 and 12 of our properties were in the process of being renovated, respectively, and 3,152, 623 and 2 of our properties had been renovated and were rent-ready, respectively. As of December 31, 2013, 44 of our single-family properties were held for sale. The following is a summary of our leased property operating performance (in thousands, except number of properties):

	Years Ended December 31,		Period From June 23, 2011 to December 31, 2011
	2013	2012
Rents from single-family properties	$132,722	$4,540	$65
Other revenues from single-family properties	5,227	—	—
Less: leased property operating expenses	(51,411)	(1,744)	(27)

Net operating income (1)	$86,538	$2,796	$38

Number of leased properties at end of period	17,328	1,164	19

(1)	Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI as rents from single-family properties and other revenues from single-family properties, less property operating expenses for leased single-family properties. A reconciliation of NOI to net loss as determined in accordance with GAAP is located at the end of this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our NOI margin, calculated as NOI divided by rents and other property-related revenues, was 63%, 62% and 58% for the years ended December 31, 2013 and 2012 and the period from June 23, 2011 to December 31, 2011, respectively, which we believe should improve as we reach scale in certain markets and further leverage the fixed costs of our internal property management platform.

Property Revenues

Our property revenues, which we define as rents from single-family properties and other revenues from single-family properties, were $137,949,000, $4,540,000 and $65,000 for the years ended December 31, 2013 and 2012 and the period from June 23, 2011 to December 31, 2011, respectively. The increases are primarily attributable to the overall growth of the size of our portfolio and increases in our total portfolio occupancy. Total portfolio occupancy as of December 31, 2013, 2012 and 2011 was 75%, 32% and 58% (December 31, 2011 occupancy based on a total of 33 properties), respectively.

Property Operating Expenses

Property operating expenses, which primarily consist of direct property operating expenses and the costs associated with operating our property management platform, were $73,752,000, $3,590,000 and $39,000 for the years ended December 31, 2013 and 2012 and the period from June 23, 2011 to December 31, 2011, respectively. The increases are primarily due to the overall growth in size of our portfolio and development of our property management platform.

We believe that our proprietary internal property management platform provides an effective structure for managing our properties and will continue to grow more efficient with further scale in our portfolio of single-family properties.

General and Administrative Expense and Advisory Fees

General and administrative expense primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense was $8,845,000, $7,199,000 and $47,000 for the years ended December 31, 2013 and 2012 and the period from June 23, 2011 to December 31, 2011, respectively. General and administrative expense also includes an allocation of general and administrative expenses incurred by AH LLC that were either clearly applicable to or reasonably allocated to the operations of contributed properties prior to the date of contribution by AH LLC. Allocated general and administrative expenses prior to the date of respective property contribution by AH LLC were $993,000, $6,949,000 and $47,000 for the years ended December 31, 2013 and 2012 and the period from June 23, 2011 to December 31, 2011, respectively.

Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by our former manager under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged our former manager which incurred these costs and performed these functions, and paid it an advisory fee that was calculated as 1.75% per year of shareholders’ equity (as defined in the advisory management agreement). Since completion of the Management Internalization, we no longer pay the advisory fee and now directly incur all expenses related to our corporate and administrative functions, which are included within general and administrative expense. Advisory fees incurred to our former manager prior to the Management Internalization were $6,352,000 and $937,000 for the years ended December 31, 2013 and 2012, respectively.

We believe that our internally managed platform provides an effective structure for current operations and will continue to grow more efficient with further scale in our portfolio of single-family properties.

Noncash Share-Based Compensation Expense

Noncash share-based compensation expense was $1,079,000 and $70,000 for the years ended December 31, 2013 and 2012, respectively, and primarily relates to options to purchase Class A common shares issued to our trustees and certain officers and Class A common shares issued to our trustees.

Acquisition Fees and Costs Expensed

Acquisition fees and costs expensed are incurred in connection with our recent business combinations and the acquisition of properties with existing leases (including AH LLC’s acquisition and renovation fee equal to 5% of the actual purchase price and renovation costs of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost. For the years ended December 31, 2013 and 2012, acquisition fees and costs expensed include $2,798,000 and $869,000 respectively, of acquisition fees associated with single-family properties acquired with in-place leases and $2,001,000 and zero, respectively, of transaction costs incurred with pursuing unsuccessful single-family property acquisitions and in connection with recent business combinations. No acquisition fees or costs were expensed during the period from June 23, 2011 to December 31, 2011. Following the completion of the Management Internalization, we will continue to pay AH LLC’s acquisition and renovation fee until at least December 10, 2014. Additionally, after September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of AH LLC’s acquisition and renovation personnel necessary for our operations. Our future acquisition fees and costs (including the 5% acquisition and renovation fee we pay AH LLC) will vary based on the volume of our acquisitions and renovations going forward.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives, which is calculated on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $70,987,000, $2,111,000 and $21,000 for the years ended December 31, 2013 and 2012 and the period from June 23, 2011 to December 31, 2011, respectively.

Cash Flows

Our cash flows from (or used in) operating activities depends on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses. Net cash provided by operating activities was $16,172,000 for the year ended December 31, 2013 and net cash used in operating activities was $6,549,000 and $21,000 for the year ended December 31, 2012 and the period from June 23, 2011 to December 31, 2011, respectively.

Our net cash used in investing activities primarily consists of the acquisition cost of properties and the costs of renovating our properties. Net cash used in investing activities was $2,369,371,000 for the year ended December 31, 2013 and includes $382,070,000 of renovation costs to prepare the properties for rental. These costs typically include paint, flooring, appliances, blinds and landscaping.

Net cash provided by financing activities was $2,104,990,000 and $501,217,000 for the years ended December 31, 2013 and 2012, respectively. Our net cash provided by financing activities for the year ended December 31, 2013 primarily consisted of $212,596,000 from the issuance of our Preferred Shares, $844,783,000 from our IPO and the concurrent private placements to AH LLC and APFC, $703,497,000 from the issuance of our Class A common shares sold in the March 2013 private placement and $1,425,000,000 in borrowings under the credit facility, offset by $1,050,000,000 in principal payments on the credit facility. Our net cash provided by financing activities for the year ended December 31, 2012 primarily consisted of approximately $494,839,000 of proceeds from the issuance of Class A common shares related to our 2012 offering.

Critical Accounting Policies and Estimates

Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see “Notes to Consolidated Financial Statements, Note 2—Significant Accounting Policies.”

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

We incur costs to prepare our acquired properties to be rented. These costs, along with related holding costs, are capitalized to the cost of the property during the period an asset is undergoing activities to prepare it for its intended use. We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred.

Single-family Properties Held For Sale and Discontinued Operations

Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in the consolidated balance sheet.

The results of operations of leased and operating single-family properties that have either been sold or classified as held for sale, if material, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of applicable disposition. Gains on dispositions of single-family properties that have been in operations are included in income from discontinued operations, whereas gains on dispositions of single-family properties with no historical operating results are included in other revenues in the consolidated statements of operations.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages and significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against its net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we would record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No material impairments have been recorded since the inception of the Company.

Leasing Costs

Direct and incremental costs that we incur to lease our properties are capitalized and amortized over the term of the leases, which generally have a term of one year. Prior to the Management Internalization, we paid our former property manager a leasing fee equal to one-half of one month’s rent for each lease.

Depreciation and Amortization

Depreciation is computed on a straight-line basis over the estimated useful lives of the buildings and improvements; buildings are depreciated over 30 years and improvements are depreciated over their estimated economic useful lives, generally five to fifteen years. We consider the value of in-place leases in the allocation of the purchase price, and amortize such amounts on a straight-line basis over the remaining terms of the leases. The unamortized portion of the value of in-place leases is included in deferred costs and other intangibles, net.

Intangible Assets

Intangible assets are amortized on a straight-line basis over the asset’s estimated economic life and are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. The identified intangible assets acquired as part of the Management Internalization are being amortized over the following estimated economic lives:

Amortizable Life
Trademark	4.7 years
Database	7 years

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, overall delinquencies and available security deposits. The Company’s allowance for doubtful accounts was $1,200,000 as of December 31, 2013. The Company did not have any allowance for doubtful accounts as of December 31, 2012.

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

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, resident security deposits, construction liabilities, HOA fees and property tax accruals as of the end of the respective period presented. It also consists of contingent loss accruals, if any. Such losses are accrued when they are probable and estimable. When it is reasonably possible that a significant contingent loss has occurred, we disclose the nature of the potential loss and, if estimable, a range of exposure.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rent and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses and other assets, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts. As the Company’s credit facility bears variable interest at 30 day LIBOR plus 2.75% and was recently entered into on March 7, 2013 and further amended on September 30, 2013, management believes the carrying value of the credit facility as of December 31, 2013 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2). The Company’s contingently convertible Series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements.

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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and our taxable REIT subsidiary will be subject to federal, state and local taxes on its income. Our tax returns are subject to examination in various jurisdictions for the calendar year 2012.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2013, there were no unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of December 31, 2013 included cash and cash equivalents of $148,989,000. Additionally, as of December 31, 2013, $375,000,000 was outstanding and $425,000,000 was available under our credit facility. From January 1, 2014 through March 7, 2014, the Company borrowed an additional $234,000,000 under the credit facility and made payments on the credit facility totaling $25,000,000. On March 7, 2014, the loan had an outstanding balance of $584,000,000.

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions to our shareholders and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. Our liquidity requirements consist primarily of funds necessary to pay for the acquisition, renovation and maintenance of our properties, HOA fees (as applicable), real estate taxes, non-recurring capital expenditures, interest and principal payments on our indebtedness, general and administrative expenses, payment of quarterly dividends on our Preferred Shares, and payment of distributions to our Class A common shareholders.

We will seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities (including OP units), asset securitizations, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities and borrowings under our credit facility. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income net of operating expenses and recurring capital expenditures will generally provide cash flow sufficient to fund our operations and dividend distributions. However, a significant number of our properties are not fully stabilized. In addition, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

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

The amount that may be borrowed under the credit facility will generally be based on 50% of the lower of cost or the value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the “Borrowing Base.” Borrowings under the credit facility are available through March 7, 2015, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%.

The credit facility is secured by our operating partnership’s membership interests in entities that own our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth (as defined) of not less than the sum of 85% of our tangible net worth as of September 30, 2013 plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of December 31, 2013, the Company was in compliance with all covenants.

Other Transactions with AH LLC and its Affiliates

Contribution in Connection With Our Initial Private Placement

In connection with our initial private placement, on December 31, 2012, AH LLC contributed 367 single-family properties with an agreed-upon value of $49,444,000 and made a cash investment of $556,000. In connection with this acquisition, AH LLC received 3,300,000 of our Class A common shares, 667 of our Class B common shares and 32,667 Class A units. The agreed-upon value of this contribution was $50,000,000, with the value of the single-family properties contributed based on their purchase price together with renovation costs, holding costs and transfer costs incurred by AH LLC, and a 5% acquisition fee to AH LLC. Because the transaction has been deemed to be between “entities under common control” under the provisions of ASC 805, Business Combinations, the single-family properties acquired have been recorded at AH LLC’s net carrying cost of $47,646,000 as of the date of the acquisition, without consideration of the acquisition fees which were expensed.

AH LLC Portfolio Contribution

On February 28, 2013, pursuant to a contribution agreement with AH LLC, we acquired a portfolio of 2,770 single-family properties with an agreed-upon value of $491,666,000 in exchange for 31,085,974 Series C units and 634,408 Class B common shares, in each case based on a price per unit or share of $15.50. Because the transaction is also considered to be between entities under common control, the accounts relating to the properties acquired have been reflected retroactively in our consolidated financial statements based on the results of operations and net book value recorded by AH LLC. Holders of the Series C units are entitled to distributions equal to actual net cash flow of the portfolio of 2,770 properties that we purchased from AH LLC on February 28, 2013, up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50. Pursuant to the contribution agreement, AH LLC was responsible for all costs to transfer the properties and for paying costs associated with the completion of initial renovation of the properties after we acquire them. Concurrently with this transaction, our former manager agreed to a permanent reduction in the advisory management fee of $9,800,000 per year in connection with the increased shareholder’s equity.

Holders of the Series C units have a one-time right to convert all such units into Class A units. If on the date of conversion, the contributed properties are not initially leased (as defined) for at least 98% of the scheduled rents (determined on an aggregate basis) the Series C units with respect to the single-family properties leased for at least 98% of the scheduled rents (determined on an aggregate basis) will convert into Class A units on a one for one basis, and the Series C units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing AH LLC’s aggregate cost (as defined) of the properties (including the acquisition fees) by $15.50, with proportionate reductions in Class B shares.

Subsequent Events

Subsequent Acquisitions

From January 1, 2014 through March 7, 2014, we acquired approximately 1,863 properties with an aggregate purchase price of approximately $253,806,000. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Borrowings on Credit Facility

From January 1, 2014 through March 7, 2014, the Company borrowed an additional $234,000,000 under the credit facility and made payments on the credit facility totaling $25,000,000. On March 7, 2014, the loan had an outstanding balance of $584,000,000.

Announcement of Resignation of Chief Financial Officer

On February 17, 2014, Peter J. Nelson, Chief Financial Officer, informed us that he would resign his position with the Company, after a transition period, to pursue other career interests. We have begun the process of identifying Mr. Nelson’s successor. Mr. Nelson is expected to remain with us into the second quarter to complete our year-end financial reporting and to provide for an orderly transition for his successor.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

Contractual obligations as of December 31, 2013, consisted of the following (in thousands):

	Total	Payments by Period
		2014	2015-2016	2017-2018	Thereafter
Credit facility (1)	$375,000	$—	$—	$375,000	$—
Operating lease obligations	5,970	1,741	3,300	929	—
Purchase obligations	75,473	75,473	—	—	—
Other long-term liabilities	1,453	1,453	—	—	—

Total	$457,896	$78,667	$3,300	$375,929	$—

(1)	Amount represents principal amount due and excludes any expected interest payments. Interest under the credit facility is based on 30 day LIBOR plus 2.75% as of December 31, 2013.

Non-GAAP Measures

Net Operating Income

Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI as rents and other revenue from single-family properties, less property operating expenses for leased single-family properties. The Company considers NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our single-family properties. It should be considered only as a supplement to net loss as a measure of our performance. NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. NOI also should not be used as a supplement to or substitute for net loss or net cash flows from operating activities (as computed in accordance with GAAP). Because other REITs may define NOI differently, NOI may not be comparable to NOI reported by other REITs.

The following is a reconciliation of NOI to net loss as determined in accordance with GAAP (in thousands):

	Years Ended December 31,		Period From June 23, 2011 to December 31, 2011
	2013	2012
Net loss	$(19,066)	$(10,236)	$(42)
Income from discontinued operations	(1,008)	—	—
Remeasurement of Preferred Shares	1,810	—	—
Remeasurement of Series E units	2,057	—	—
Gain on remeasurement of equity method investment	(10,945)	—	—
Depreciation and amortization	70,987	2,111	21
Acquisition fees and costs expensed	4,799	869	—
Noncash share-based compensation expense	1,079	70	—
Interest expense	370	—	—
Advisory fees	6,352	937	—
General and administrative expense	8,845	7,199	47
Property operating expenses for vacant single-family properties and other	22,341	1,846	12
Other revenues	(1,083)	—	—

Net operating income	$86,538	$2,796	$38

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our credit facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

As of December 31, 2013, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility of $375.0 million. All borrowings under our credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase/decrease in the LIBOR rate on our annual interest expense for the year ended December 31, 2013 (in thousands):

	Years Ended December 31,
	2013	2012
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$(1,913)	$—
Rate decrease of 1%	$1,913	$—

These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included as a separate section in this annual report on Form 10-K. See “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s Registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to trustees will be included under the caption titled “Election of Trustees” in the company’s definitive proxy statement for the 2014 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included under the captions “Corporate Governance and Board Matters—Audit Committee,” “Corporate Governance and Board Matters—Consideration of Candidates for Trustee” in the 2014 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to Section 16(a) compliance will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics will be included under the caption “Corporate Governance and Board Matters” in the 2014 Proxy Statement and is incorporate herein by reference. Any amendments to or waivers of the code of ethics granted to the company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

The information required by this item with respect to executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the captions titled “Corporate Governance and Board Matters,” “Executive Compensation,” and “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table below, will be included under the caption “Share Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2013 for the Company’s equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders (a)	1,190,000	$15.48	4,810,000
Equity compensation plans not approved by security holders	—	—	—

(a)	The Company’s equity compensation plan, the 2012 Plan, is described more fully in Note 7 to the December 31, 2013 financial statements. The 2012 Plan was approved by the Company’s shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions titled “Corporate Governance and Board Matters—Trustee Independence” and “Certain Relationships and Related Transactions and Legal Proceedings” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption titled “Ratification of Independent Registered Public Accountants—Audit and Non-Audit Fees” in the 2014 Proxy Statement and is incorporated by herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section of this annual report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

Exhibit Number	Exhibit Document

2.1‡	Amended and Restated Contribution Agreement, dated December 28, 2012, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.2‡	First Amendment to Amended and Restated Contribution Agreement, dated January 30, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.3‡	Second Amendment to Amended and Restated Contribution Agreement, dated March 18, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.4‡	Contribution Agreement, dated February 25, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent, American Homes 4 Rent, L.P. and AH4R Properties Holdings, LLC (Incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.5‡	Contribution Agreement, dated May 28, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent and American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 2.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.6‡	Contribution Agreement, dated June 11, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, LLC, Alaska Permanent Fund Corporation, American Homes 4 Rent, L.P., American Homes 4 Rent I, LLC and American Homes 4 Rent TRS, LLC (Incorporated by reference to Exhibit 2.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

3.1	Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

Exhibit Number	Exhibit Document

3.2	First Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

3.3	Articles Supplementary for American Homes 4 Rent 5.000% Series A Participating Preferred Shares (Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-191015) filed October 25, 2013.)

3.4	Articles Supplementary for American Homes 4 Rent 5.000% Series B Participating Preferred Shares (Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-192592) filed December 27, 2013.)

3.5	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

10.1	Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.2	First Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.3	Amended and Restated Second Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.4	Third Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.5	Fourth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.6	Fifth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-191015) filed October 25, 2013.)

10.7	Sixth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-192592) filed December 27, 2013.)

10.8	Registration Rights Agreement, dated November 21, 2012, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.9	Registration Rights Agreement, dated March 14, 2013, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.10	Registration Rights Agreement, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

Exhibit Number	Exhibit Document

10.11	Registration Rights Agreement, dated June 11, 2013, by and among American Homes 4 Rent and Alaska Permanent Fund Corporation (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.12	Investor Subscription Agreement, dated November 21, 2012, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.13	Amendment to Investor Subscription Agreement, dated April 16, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.14	Master Loan and Security Agreement, dated March 7, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.15	Increased Commitment Supplement, Omnibus Joinder and Amendment Agreement, dated June 6, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC, AH4R Properties, LLC, for itself and each of the entities listed in Annex I to the Increased Commitment Supplement, Omnibus Joinder and Amendment Agreement as Joining Borrowers, American Homes 4 Rent, L.P., American Homes 4 Rent, Wells Fargo Bank, National Association, Goldman Sachs Bank USA, J.P. Morgan Chase Bank N.A., and Bank of America, National Association (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.16	Second Omnibus Joinder Amendment Agreement, dated June 21, 2013, by and among American Homes 4 Rent Properties One, LLC, American Homes 4 Rent Properties Two, LLC, American Homes 4 Rent Properties Three, LLC, American Homes 4 Rent Properties Four, LLC, American Homes 4 Rent Properties Five, LLC, American Homes 4 Rent Properties Six, LLC, American Homes 4 Rent, L.P., AH4R Properties, LLC, for itself and the entities listed in Annex I to the Second Omnibus Joinder Amendment Agreement as Existing Borrowers, American Homes 4 Rent I, LLC, for itself and the entities listed in Annex I to the Second Omnibus Joinder Amendment Agreement as Joining Borrowers, Wells Fargo Bank, National Association, J.P. Morgan Chase Bank, N.A., Bank of America, National Association and Goldman Sachs Bank USA (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.17	Increased Commitment Supplement and Third Omnibus Amendment Agreement, dated September 30, 2013, by and among American Homes 4 Rent, L.P., AH4R Properties, LLC, the Borrowers specified therein and Wells Fargo Bank, National Association and J.P. Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2013.)

10.18	Employee Administration Agreement, dated June 10, 2013, by and among American Homes 4 Rent and Malibu Management, Inc. (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.19	First Amendment to Employee Administration Agreement, dated November 7, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, LLC, American Homes 4 Rent, L.P., American Homes 4 Rent Advisor, LLC, American Homes 4 Rent Management Holdings, LLC and Malibu Management, Inc. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (Registration Number 333-192592) filed November 27, 2013.)

Exhibit Number	Exhibit Document

10.20	Amended and Restated Agreement on Investment Opportunities, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

10.21†	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

10.22†	Form of Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.23†	Form of Restricted Share Agreement. Filed herewith.

10.24†	Form of Restricted Share Unit Agreement. Filed herewith.

10.25†	Form of Indemnification Agreement with Trustees and Executive Officers (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.26	Share Purchase Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

10.27	Amendment to Registration Rights Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103).)

10.28	Share Purchase Agreement, dated July 22, 2013, by and between American Homes 4 Rent and the Alaska Permanent Fund Corporation (Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed July 30, 2013.)

12.1	Ratio of Earnings to Fixed Charges. Filed herewith.

21.1	List of Subsidiaries of American Homes 4 Rent. Filed herewith.

23.1	Consent of independent registered public accounting firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

†	Indicates management contract or compensatory plan
‡	The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.
(1)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders

American Homes 4 Rent

Agoura Hills, CA

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013 and for the period from June 23, 2011 through December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the consolidated financial statements include the accounts of certain single family properties (the “Properties”) contributed to the Company by American Homes 4 Rent, LLC, a related entity, on December 31, 2012 and February 28, 2013, which were not legal stand–alone entities. The accounts of the Properties reflect the assets, liabilities, income, and expenses directly attributable to the Properties, as well as allocations deemed reasonable by management, to present the financial position, results of operations, and cash flows of the Properties and do not necessarily reflect the financial position, results of operations, and cash flows of the Properties operated as stand-alone entities during the periods presented and, accordingly, may not be indicative of the Company’s future performance.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Homes 4 Rent and its subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and for the period from June 23, 2011 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Los Angeles, CA

March 26, 2014

American Homes 4 Rent

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 31,
	2013	2012
Assets
Single-family properties:
Land	$728,362	$96,139
Buildings and improvements	3,188,693	411,706
Single-family properties held for sale	6,569	—

	3,923,624	507,845
Less: accumulated depreciation	(62,202)	(2,132)

Single-family properties, net	3,861,422	505,713
Cash and cash equivalents	148,989	397,198
Restricted cash for resident security deposits	26,430	—
Rent and other receivables, net	6,863	6,586
Escrow deposits, prepaid expenses and other assets	39,212	11,961
Deferred costs and other intangibles, net	20,573	—
Goodwill	120,655	—

Total assets	$4,224,144	$921,458

Liabilities
Credit facility	$375,000	$—
Accounts payable and accrued expenses	103,397	11,282
Amounts payable to affiliates	—	5,012
Contingently convertible Series E units liability	66,938	—
Preferred shares derivative liability	28,150	—

Total liabilities	573,485	16,294

Commitments and contingencies
Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 184,869,219 and 38,663,998 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,848	387
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 and 667 shares issued and outstanding at December 31, 2013 and 2012, respectively	6	—
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 9,060,000 issued and outstanding at December 31, 2013	91	—
Additional paid-in capital	2,996,478	914,565
Accumulated deficit	(63,479)	(10,278)

Total shareholders’ equity	2,934,944	904,674
Noncontrolling interest	715,715	490

Total equity	3,650,659	905,164

Total liabilities and equity	$4,224,144	$921,458

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent

Consolidated Statements of Operations

(Amounts in thousands, except share information)

	For the Years Ended December 31,		For the Period From June 23, 2011 to
	2013	2012	December 31, 2011
Revenues:
Rents from single-family properties	$132,722	$4,540	$65
Other revenues from single-family properties	5,227	—	—
Other	1,083	—	—

Total revenues	139,032	4,540	65

Expenses:
Property operating expenses
Leased single-family properties	51,411	1,744	27
Vacant single-family properties and other	22,341	1,846	12
General and administrative expense	8,845	7,199	47
Advisory fees	6,352	937	—
Interest expense	370	—	—
Noncash share-based compensation expense	1,079	70	—
Acquisition fees and costs expensed	4,799	869	—
Depreciation and amortization	70,987	2,111	21

Total expenses	166,184	14,776	107

Gain on remeasurement of equity method investment	10,945	—	—
Remeasurement of Series E units	(2,057)	—	—
Remeasurement of Preferred shares	(1,810)	—	—

Loss from continuing operations	(20,074)	(10,236)	(42)

Discontinued operations
Gain on disposition of single-family properties	904	—	—
Income from discontinued operations	104	—	—

Total income from discontinued operations	1,008	—	—

Net loss	(19,066)	(10,236)	(42)
Noncontrolling interest	13,245	—	—
Dividends on preferred shares	1,160	—	—
Conversion of preferred units	10,456	—	—

Net loss attributable to common shareholders	$(43,927)	$(10,236)	$(42)

Weighted average shares outstanding—basic and diluted	123,592,086	7,225,512	3,301,667

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.37)	$(1.42)	$(0.01)
Income from discontinued operations	0.01	—	—

Net loss attributable to common shareholders per share—basic and diluted	$(0.36)	$(1.42)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent

Consolidated Statements of Equity

(Amounts in thousands, except share information)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 23, 2011	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
2770 Property Contribution	—	—	—	—	—	—	3,516	—	3,516	—	3,516
Net Loss	—	—	—	—	—	—	—	(42)	(42)	—	(42)

Balances at December 31, 2011	—	—	—	—	—	—	3,516	(42)	3,474	—	3,474
Issuances of Class A common shares, net of offering costs of $40,928	35,363,998	354	—	—	—	—	494,485	—	494,839	—	494,839
Contribution of properties and cash by the Sponsor in connection with 2012 Offering	3,300,000	33	667	—	—	—	47,123	—	47,156	490	47,646
2,770 Property Contribution	—	—	—	—	—	—	369,371	—	369,371	—	369,371
Share-based compensation	—	—	—	—	—	—	70	—	70	—	70
Net loss	—	—	—	—	—	—	—	(10,236)	(10,236)	—	(10,236)

Balances at December 31, 2012	38,663,998	387	667	—	—	—	914,565	(10,278)	904,674	490	905,164
Issuances of Class A common shares, net of offering costs of $85,984	102,141,544	1,021	—	—	—	—	1,547,259	—	1,548,280	—	1,548,280
2,770 Property Contribution	—	—	634,408	6	—	—	(356,442)	—	(356,436)	392,253	35,817
Settlement of subscription agreement	434,783	4	—	—	—	—	(4)	—	—	—	—
Management Internalization	—	—	—	—	—	—	—	—	—	65,188	65,188
Alaska Joint Venture Acquisition	43,609,394	436	—	—	—	—	703,856	—	704,292	200,195	904,487
RJ Joint Ventures Acquisition	—	—	—	—	—	—	—	—	—	61,060	61,060
Share-based compensation	19,500	—	—	—	—	—	1,079	—	1,079	—	1,079
Formation of consolidated joint venture	—	—	—	—	—	—	—	—	—	500	500
Conversion of preferred units	—	—	—	—	—	—	—	(10,456)	(10,456)	—	(10,456)
Issuances of Preferred shares, net of offering costs of $13,904	—	—	—	—	9,060,000	91	186,165	—	186,256	—	186,256
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(1,160)	(1,160)	—	(1,160)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(17,216)	(17,216)
Common shares	—	—	—	—	—	—	—	(9,274)	(9,274)	—	(9,274)
Net loss	—	—	—	—	—	—	—	(32,311)	(32,311)	13,245	(19,066)

Balances at December 31, 2013	184,869,219	$1,848	635,075	$6	9,060,000	$91	$2,996,478	$(63,479)	$2,934,944	$715,715	$3,650,659

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,		For the Period From June 23, 2011 to
	2013	2012	December 31, 2011
Operating activities
Net loss	$(19,066)	$(10,236)	$(42)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,987	2,111	21
Noncash amortization of deferred financing costs	186	—	—
Noncash share-based compensation	1,079	70	—
Provision for bad debt	2,273	—	—
Acquisition costs attributable to contributed properties	—	455	—
Gain on remeasurement of equity method investment	(10,945)	—	—
Remeasurement of Series E units	2,057	—	—
Remeasurement of Preferred shares	1,810
Gain on disposition of discontinued operations	(904)	—	—
Other changes in operating assets and liabilities:
Rent and other receivables	3,339	(82)	—
Resident security deposits	(26,430)	—	—
Prepaid expenses and other assets	(16,238)	(492)	—
Deferred leasing costs	(9,710)	—	—
Accounts payable and accrued expenses	39,973	676	—
Amounts payable to affiliates	(22,239)	949	—

Net cash provided by (used in) operating activities	16,172	(6,549)	(21)

Investing activities
Cash paid for single-family properties	(2,011,977)	(87,506)	—
Escrow deposits for purchase of single-family properties	(13,740)	(7,393)	—
Cash acquired in non-cash business combinations	33,099	—	—
Settlement of net monetary assets related to Management Internalization	(6,958)	—	—
Net proceeds received from sale of discontinued operations	8,844	—	—
Distributions from unconsolidated joint venture	3,431	—	—
Improvements to single-family properties	(382,070)	(2,571)	—

Net cash used in investing activities	(2,369,371)	(97,470)	—

Financing activities
Implied contribution by Sponsor for historical operations	517	5,888	21
Net proceeds from issuance of Class A common shares	1,548,280	494,839	—
Net proceeds from issuance of Class A units in Operating Partnership	—	490	—
Net proceeds from issuance of Preferred shares	212,596
Proceeds from credit facility	1,425,000	—	—
Payments on credit facility	(1,050,000)	—	—
Proceeds from bridge loan	115,000	—	—
Payments on bridge loan	(115,000)	—	—
Extinguishment of RJ1 note payable	(7,600)	—	—
Contributions from noncontrolling interests	500	—	—
Distributions to noncontrolling interests	(11,829)	—	—
Distributions to preferred shareholders	(1,160)
Deferred financing costs	(11,314)	—	—

Net cash provided by financing activities	2,104,990	501,217	21

Net decrease in cash and cash equivalents	(248,209)	397,198	—
Cash and cash equivalents, beginning of period	397,198	—	—

Cash and cash equivalents, end of period	$148,989	$397,198	$—

American Homes 4 Rent

Consolidated Statements of Cash Flows (continued)

(Amounts in thousands)

	For the Years Ended December 31,		For the Period From June 23, 2011 to
	2013	2012	December 31, 2011
Supplemental cash flow information
Cash payments for interest	$5,473	$—	$—
Supplemental schedule of noncash investing and financing activities
Receivables related to property acquisitions	$1,166	$3,312	$—
Accounts payable and accrued expenses related to property acquisitions	$24,589	$2,306	$—
Accounts payable and accrued expenses related to deferred financing costs	$833	$—	$—
Amounts payable to affiliates related to property acquisitions	$(244)	$4,180	$—
Accrued distribution to noncontrolling interests	$5,387	$—	$—
Accrued distribution to common shareholders	$9,274	$—	$—
Contribution of properties (see Note 9)
Single-family properties, including related assets and liabilities	$32,229	$408,639	$3,474
Additional paid-in capital	$(384,255)	$(361,483)	$(3,474)
Due from affiliates	$(2,508)	$—	$—
Issuance of Series C convertible units to noncontrolling interest	$391,701	$—	$—
Issuance of Class A common shares	$—	$47,156	$—
Issuance of Class B common shares	$7,993	$—	$—
Non-cash acquisitions (see Note 10)
Single-family properties	$966,571	$—	$—
Other net assets and liabilities	$(36,760)	$—	$—
Deferred costs and other intangibles	$133,195	$—	$—
Class A common shares	$(436)	$—	$—
Additional paid-in capital	$(703,856)	$—	$—
Issuance of Class A units to noncontrolling interest	$(221,934)	$—	$—
Issuance of Series D units to noncontrolling interest	$(65,188)	$—	$—
Contingently convertible Series E units liability	$(64,881)	$—	$—
Noncontrolling interest in consolidated subsidiaries	$(39,321)	$—	$—
Cash acquired in non-cash business combinations	$33,099	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent

Notes to Consolidated Financial Statements

Note 1. Organization and operations

American Homes 4 Rent (the “Company,” “we,” “our” and “us”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of December 31, 2013, the Company held 23,268 single-family properties in 22 states, including properties held for sale.

In November and December 2012, the Company raised approximately $530,413,000 before offering costs of $40,928,000, including $5,307,000 related to the value of the option issued to American Homes 4 Rent, LLC (the “Sponsor”), in an offering exempt from registration under the Securities Act of 1933 (the “2012 Offering”). In March 2013, the Company raised $747,500,000 before offering costs of $44,003,000 in an offering exempt from registration under the Securities Act of 1933 (the “2013 Offering”). In August 2013, the Company raised $811,764,000 before offering costs of $41,981,000 in our initial public offering (the “IPO”). Concurrently with the IPO, the Company raised an additional $75,000,000 in private placements, which were made concurrently with the IPO offering price and without payment of any underwriting discount, to the Sponsor and the Alaska Permanent Fund Corporation (“APFC”) (collectively, the “2013 Concurrent Private Placements”). During the fourth quarter of 2013, the Company raised $226,500,000 before estimated offering costs of $13,904,000 through the sale of 5,060,000 5.0% Series A Participating Preferred Shares (“Series A Preferred Shares”) and 4,000,000 5.0% Series B Participating Preferred Shares (“Series B Preferred Shares”) (collectively, the “Preferred Shares”).

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

Prior to the Management Internalization, the Sponsor exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, the contribution of certain properties by the Sponsor to the Company prior to the Management Internalization have been deemed to be transactions between entities under common control, and as such, the accounts relating to the properties contributed have been recorded by us as if they had been acquired by us on the dates such properties were acquired by the Sponsor (see Note 9). Accordingly, the accompanying consolidated financial statements include the Sponsor’s historical results of operations and carrying values of the properties that had been acquired by the Sponsor. The Sponsor commenced acquiring these properties on June 23, 2011, and accordingly, the statements of operations reflect activity prior to the Company’s date of formation. Therefore, the accompanying consolidated financial statements are not indicative of the Company’s past or future results and do not reflect its financial position, results of operations, changes in equity, and cash flows had they been presented as if the Company had been operated independently during the periods presented.

Note 2. Significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interests in the accompanying consolidated financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income taxes, and our taxable REIT subsidiary will be subject to federal, state and local taxes on its income. Our tax returns are subject to examination in various jurisdictions for the calendar year 2012.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2013, there were no unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Significant accounting policies

Investment in real estate

Transactions in which single-family properties that are not subject to an existing lease are purchased are treated as asset acquisitions, and as such are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and as such are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined based on ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company engages a third party valuation specialist to assist management in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

The fair value of acquired lease related intangibles is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are generally short-term in nature (less than one year). We do not record intangible assets or liabilities for above or below market leases, as any such amounts are insignificant.

The nature of our business requires that in certain circumstances we acquire single-family properties subject to existing liens. Liens that we expect to be extinguished in cash are estimated and accrued on the date of acquisition.

We incur costs to prepare our acquired properties to be rented. These costs, along with related holding costs, are capitalized to the cost of the property during the period the property is undergoing activities to prepare it for its intended use. We capitalize interest cost as a cost of the property only during the period for which activities necessary to prepare the property for its intended use are ongoing, provided that expenditures for the property have been made and interest cost has been incurred. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred.

Single-family properties held for sale and discontinued operations

Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in the consolidated balance sheet.

The results of operations of leased and operating single-family properties that have either been sold or classified as held for sale, if material, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of applicable disposition. Gains on dispositions of single-family properties that have been in operation are included in income from discontinued operations, whereas gains on dispositions of single-family properties with no historical operating results are included in other revenues in the consolidated statements of operations.

As of December 31, 2013, the Company had 44 single-family properties classified as held for sale. These properties did not have material historical operating results under the Company’s ownership.

Impairment of long-lived assets

We evaluate our single-family properties for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy of the property and significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against its net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we would record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No material impairments have been recorded since the inception of the Company.

Leasing costs

Direct and incremental costs that we incur to lease our properties are capitalized and amortized over the term of the leases, which generally have a term of one year. Prior to the Management Internalization, we paid the Property Manager a leasing fee equal to one-half of one month’s rent for each lease.

Depreciation and amortization

Depreciation is computed on a straight-line basis over the estimated useful lives of the buildings and improvements; buildings are depreciated over 30 years and improvements are depreciated over their estimated economic useful lives, generally five to fifteen years. We consider the value of in-place leases in the allocation of the purchase price, and amortize such amounts on a straight-line basis over the remaining terms of the leases. The unamortized portion of the value of in-place leases is included in deferred costs and other intangibles, net.

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

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairments have been recorded as of December 31, 2013.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired as part of the Management Internalization (see Note 10). Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles – Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Impairment charges, if any, are recognized in operating results. No impairments have been recorded as of December 31, 2013.

Deferred financing costs

Financing costs related to the origination of the Company’s credit facility are deferred and amortized as interest expense on an effective interest method over the contractual term of the applicable financing, and have been included in deferred costs and other intangibles, net in the accompanying consolidated balance sheets.

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

Restricted cash

Restricted cash primarily consists of funds held related to resident security deposits for leases.

Escrow deposits

Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties. In addition, escrow deposits include amounts paid for single-family properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, overall delinquencies and available security deposits. The Company’s allowance for doubtful accounts was $1,200,000 as of December 31, 2013. The Company did not have any allowance for doubtful accounts as of December 31, 2012.

Rescinded properties

In certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission. When we are notified of a rescission, the amount of the purchase price is reclassified as a receivable. As of December 31, 2013 and 2012, rescission receivables totaled $1,257,000 and $1,612,000, respectively, and have been included in rent and other receivables, net in the accompanying consolidated balance sheets.

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

We accrue for property taxes and homeowners’ association (“HOA”) assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. The actual assessment may differ from the estimates, resulting in a change in estimate in a subsequent period.

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

Share-based compensation

Our 2012 Equity Incentive Plan is accounted for under the provisions of ASC 718, Compensation—Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. Noncash share-based compensation expense related to options to purchase our Class A common shares issued to members of our board of trustees is based on the fair value of the options on the grant date and amortized over the service period. Noncash share-based compensation expense related to options granted to employees of the Sponsor who were considered non-employees was based on the estimated fair value of the options and was re-measured each period. As certain of these former employees of the Sponsor became employees of the Company in connection with the Management Internalization on June 10, 2013, stock options for 485,000 Class A common shares were reclassified as grants to employees and re-measured as of the date of the Management Internalization. These options are recognized in expense over the service period.

Fair value of financial instruments

Fair value is a market-based measurement, and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The GAAP valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The carrying amount of rent and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses and other assets, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts. As the Company’s credit facility bears variable interest at 30 day LIBOR plus 2.75% and was recently entered into on March 7, 2013 and further amended on September 30, 2013 (see Note 5), management believes the carrying value of the credit facility as of December 31, 2013 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2). The Company’s contingently convertible series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements (see Note 14).

Allocated general and administrative expense

Allocated general and administrative expense represents general and administrative expenses incurred by our Sponsor that are either clearly applicable to or have been reasonably allocated to the operations of the properties contributed by our Sponsor in connection with 2012 Offering and the 2,770 Property Contribution. In making these allocations, we have considered the guidance of SEC Staff Accounting Bulletin Topic 1B. We have allocated expenses for each operating division of our Sponsor based on an allocation methodology we believe is reasonable for such operating division. Allocations have been based on the estimated portion of our Sponsor’s overall activity associated with the properties contributed by our Sponsor in connection with the 2012 Offering and the 2,770 Property Contribution. In general, the operating metric utilized in making these allocations was the number of single-family properties. Allocated general and administrative expenses were $993,000, $6,949,000 and $47,000 for the years ended December 31, 2013 and 2012 and for the period from June 23, 2011 to December 31, 2011, respectively, and includes salaries, rent, consulting services, travel expenses, temporary services, and accounting and legal services. Management believes that the allocation methodology used to allocate general and administrative expense for the years ended December 31, 2013, 2012, and the period from June 23, 2011 to December 31, 2011 results in a reasonable estimate for allocated general and administrative expense.

Segment reporting

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. The Company’s properties are geographically dispersed and management evaluates operating performance at the market level. The Company did not have any geographic market concentrations representing over 10% of total net book value of single-family properties.

Recently issued and adopted accounting standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The adoption of this guidance on January 1, 2013 did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU was applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a material impact on the Company’s financial statements.

Note 3. Single-family properties

Single-family properties, net, consists of the following as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	Number of properties	Net book value
Leased single-family properties	17,328	$2,914,947
Single-family properties being renovated	2,744	393,975
Vacant single-family properties available for lease	3,152	545,931
Single-family properties held for sale	44	6,569

Total	23,268	$3,861,422

	December 31, 2012
	Number of properties	Net book value
Leased single-family properties	1,164	$158,068
Single-family properties being renovated	1,857	261,136
Vacant single-family properties available for lease	623	86,509

Total	3,644	$505,713

Single-family properties, net at December 31, 2013 and 2012 include $120,645,000 and $131,819,000, respectively, related to properties for which the recorded grant deed has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded. Depreciation expense related to single-family properties was $60,254,000, $2,111,000, and $21,000, for the years ended December 31, 2013, 2012, and the period from June 23, 2011 to December 31, 2011, respectively. Included in single-family properties, net at December 31, 2013 and 2012 are certain single-family properties contributed by the Sponsor (see Note 9).

We generally rent our single-family properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties as of December 31, 2013 are as follows (in thousands):

Year	December 31, 2013
2014	$174,319
2015	7,802
2016	35

Total	$182,156

Note 4. Deferred costs and other intangibles

Deferred costs and other intangibles, net, consists of the following as of December 31, 2013 (in thousands):

December 31, 2013
Deferred leasing costs	$12,526
Deferred financing costs	12,147
Intangible assets:
Value of in-place leases	6,085
Trademark	3,100
Database	2,100

35,958
Less: accumulated amortization	(15,385)

Total	$20,573

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $10,733,000 for the year ended December 31, 2013, which has been included in depreciation and amortization. Amortization of deferred financing costs was $3,672,000 for the year ended December 31, 2013, which has been included in gross interest, prior to interest capitalization (see Note 5).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2013 for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
2014	$6,081	$2,322	$1,353	$660	$300
2015	2	2,321	—	660	300
2016	—	2,328	—	660	300
2017	—	986	—	660	300
2018	—	517	—	91	300
Thereafter	—	—	—	—	432

Total	$6,083	$8,474	$1,353	$2,731	$1,932

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

The amount that may be borrowed under the credit facility will generally be based on 50% of the lower of cost or the fair value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the “Borrowing Base.” Borrowings under the credit facility are available through March 7, 2015, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%.

The credit facility is secured by our Operating Partnership’s membership interests in entities that own our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth (as defined) of not less than the sum of 85% of our tangible net worth as of September 30, 2013 plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of December 31, 2013, the Company was in compliance with all loan covenants under the credit facility.

As of December 31, 2013, total outstanding borrowings under the credit facility were $375,000,000. The following table outlines our gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the year ended December 31, 2013 (in thousands):

Year ended December 31, 2013
Gross interest cost	$10,016
Capitalized interest	9,646

Interest expense	$370

Note 6. Accounts payable and accrued expenses

The following table summarizes accounts payable and accrued expenses as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Accounts payable	$901	$259
Accrued property taxes	28,240	4,760
Other accrued liabilities	21,538	1,473
Accrued distribution payable	9,274	—
Accrued construction liabilities	16,917	3,059
Resident security deposits	26,527	1,731

Total	$103,397	$11,282

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

In November and December 2012, and March 2013, the Company sold 35,360,898 and 46,718,750 Class A common shares in connection with the 2012 Offering and 2013 Offering, respectively. In August 2013, the Company sold an additional 55,422,794 Class A common shares in connection with the IPO and the 2013 Concurrent Private Placements.

In November 2013, our board of trustees declared our initial quarterly distribution of $0.05 per Class A common share payable on January 10, 2014 to shareholders of record on December 15, 2013. Accordingly, a distribution payable to Class A common shareholders of $9,274,000 has been recorded within accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2013.

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

Preferred Shares

Preferred Shares represent non-voting preferred equity interests in our Company and entitle holders to a cumulative annual cash dividend equal to 5.0% of an initial liquidation preference of $25 per share. Any time between September 30, 2017 and September 30, 2020 (the “initial redemption period”), the Company has the option to redeem the Preferred Shares for cash or Class A common shares, at a redemption price equal to the initial liquidation preference, adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets (the “HPA adjustment”). During the initial redemption period, the amount payable upon redemption will be subject to a cap, such that the total internal rate of return, when considering the initial liquidation preference, the HPA adjustment and dividends up to, but excluding, the date of redemption, will not exceed 9.0%. If not redeemed by the end of the initial redemption period, the initial liquidation preference of $25 per share will be adjusted by the HPA adjustment as of September 30, 2020 (the “adjusted liquidation preference”) and the cumulative annual cash dividend rate will be prospectively increased to 10% of the adjusted liquidation preference. Any time after September 30, 2020, the Company has the option to redeem the Preferred Shares for cash or Class A common shares, at a redemption price equal to the adjusted liquidation preference. Because the HPA adjustment meets the definition of a derivative under ASC 815, Derivatives and Hedging, and is not clearly and closely related to the economic characteristics and risks of the underlying Preferred Shares, the fair value of the HPA adjustment has been reflected as a liability in the accompanying consolidated balance sheets and is adjusted to fair value each period and included in remeasurement of preferred shares in the accompanying consolidated statements of operations (see Note 14).

In October 2013, the Company raised $126,500,000 before estimated offering costs of $7,319,000 through the sale of 5,060,000 Series A Preferred Shares. In December 2013 and January 2014, the Company raised an additional $110,000,000 in aggregate before estimated offering costs of $6,585,000 through the sale of 4,400,000 Series B Preferred Shares.

In November 2013, our board of trustees declared the initial pro-rated quarterly dividend of $0.229167 per share on our Series A Preferred Shares, which was paid on December 31, 2013 to shareholders of record on December 15, 2013.

Class A units

Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for the Company’s Class A common shares on a one-for-one basis. The Company owned 93.1% and 99.9% of the total 199,291,586 and 38,697,333 Class A units outstanding as of December 31, 2013 and 2012, respectively.

Series C convertible units

Series C convertible units represent voting equity interests in the Operating Partnership. Holders of the Series C convertible units are entitled to distributions equal to the actual net cash flow from a portfolio of 2,770 single-family properties contributed to the Company by the Sponsor on February 28, 2013 (see Note 9), up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50, but will not be entitled to any distributions of income generated by any other properties or operations of our company or any liquidating distributions. Since the date of issuance of the Series C units, net cash flow from the properties contributed to the

Company exceeded 3.9% per annum, providing the payment of the maximum amount of the preferred distribution. Holders of the Series C units have a one-time right to convert all such units into Class A units on a unit for unit basis. If on the date of conversion, the contributed properties had not been initially leased for at least 98% of the scheduled rents (determined on an aggregate basis), then the Series C units with respect to the single-family properties leased for at least 98% of the scheduled rents (determined on an aggregate basis) will convert into Class A units, and the Series C units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing the original aggregate cost of the properties (including the acquisition fees) by $15.50, with proportionate reduction in Class B common shares. If the Series C units have not been converted by the earlier of the third anniversary of the original issue date, or the date of commencement of a dissolution or liquidation, then the Series C units will automatically convert into Class A units at the specified conversion ratio defined above. As of December 31, 2013, the Sponsor owned all of the 31,085,974 outstanding Series C convertible units. As of December 31, 2013, the Company has recorded a declared and unpaid Series C unit preferred distribution of $4,698,000 due to the Sponsor, which has been included net of certain amounts due from the Sponsor (see Note 8) and included in escrow deposits, prepaid expenses and other assets in the accompanying consolidated balance sheets.

Series D convertible units

Series D convertible units represent non-voting equity interests in the Operating Partnership. Holders of the Series D convertible units do not participate in any distributions for 30 months from the date of issuance and do not participate in any liquidating distributions at any point in time. The Series D units are automatically convertible into Class A units on a one-for-one basis only after the later of (1) 30 months after the date of issuance and (2) the earlier of (i) the date on which adjusted funds from operations per Class A common share aggregates $0.80 or more over four consecutive quarters following the closing of the Management Internalization or (ii) the date on which the daily closing price of our Class A common shares on the NYSE averages $18.00 or more for two consecutive quarters following the closing of the Management Internalization. After 30 months, the Series D units will participate in distributions (other than liquidating distributions) at a rate of 70% of the per unit distributions on the Class A units. As of December 31, 2013, the Sponsor owned all of the 4,375,000 outstanding Series D units (see Note 10).

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

Because the Series E units may potentially be settled by issuing a variable number of Series D units or Class A units, the Series E units have been recorded at fair value and reflected as a liability in accordance with ASC 480, Distinguishing Liabilities and Equity, in the accompanying consolidated balance sheets and are adjusted to fair value each period (see Note 14). As of December 31, 2013, the Sponsor owned all of the 4,375,000 outstanding Series E units (see Note 10).

3.5% convertible perpetual preferred units

In connection with the Company’s acquisition of a Class B ownership interest in RJ American Homes 4 Rent Investments, LLC (“RJ LLC”) on December 31, 2012 (see Note 10), the Company issued 653,492 3.5% convertible perpetual preferred units (“Preferred Units”) to the Sponsor. The Preferred Units represented non-voting equity interest in the Operating Partnership and entitled the holder to a preferred annual distribution equal to $0.525 per unit, when authorized and declared by the general partner of the Operating Partnership (i.e., the Company). Distributions accrued on a cumulative basis from the date of issuance and were payable quarterly.

In connection with the Sponsor’s contribution of its remaining ownership interest in RJ LLC to the Company on June 14, 2013, all of the outstanding 653,492 Preferred Units held by the Sponsor were converted into Class A units (see Note 10).

Noncontrolling interest

Noncontrolling interest as reflected in the Company’s consolidated balance sheet primarily consists of the interest held by the Sponsor in units in the Company’s Operating Partnership. As of December 31, 2013 and 2012, the Sponsor owned approximately 6.9% and 0.1%, respectively, of the Class A units in the Operating Partnership. Additionally, the Sponsor owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of December 31, 2013. The Sponsor also owned all 653,492 Preferred Units in the Operating Partnership as of December 31, 2012, which were converted into Class A units on June 14, 2013 (see Note 10). Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

Noncontrolling interest as reflected in the Company’s consolidated statements of operations for the year ended December 31, 2013 primarily consisted of $14,906,000 of preferred income allocated to Series C convertible units, $157,000 of preferred income allocated to Preferred Units (prior to the date of conversion) and $1,760,000 of net loss allocated to Class A units. Also included in noncontrolling interest in the Company’s consolidated statements of operations for the year ended December 31, 2013 was $58,000 of net loss allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries.

Subscription agreement

In 2012, we entered into a subscription agreement with the Sponsor under which the Sponsor had the option to purchase 3,333,334 Class A common shares through November 21, 2015 for an aggregate purchase price of $50,000,000 ($15.00 per share), the price per share of our Class A common shares in the 2012 Offering.

On April 16, 2013, the Company entered into an agreement with the Sponsor to fully settle the subscription agreement based on a price of $17.25 per share, a price determined based on the most recent trade in the Company’s shares at the time of settlement. Such settlement resulted in the issuance of 434,783 Class A common shares to the Sponsor.

2012 Equity Incentive Plan

In 2012, we adopted the 2012 Equity Incentive Plan (the “Plan”) to provide persons with an incentive to contribute to the success of the Company and to operate and manage our business in a manner that will provide for the Company’s long-term growth and profitability. The Plan provides for the issuance of up to 1,500,000 Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, restricted stock, unrestricted shares, dividend equivalent rights and performance-based awards. The Plan terminates in November 2022, unless it is earlier terminated by the board of trustees. In April 2013, our shareholders approved an amendment to the Plan allowing for an increase in the maximum number of Class A common shares available for issuance from 1,500,000 to 6,000,000.

In 2012, we granted stock options for 50,000 shares to members of our board of trustees of the Company. These options vest over four years and expire 10 years from the date of grant. All of these options were outstanding as of December 31, 2013. Noncash share-based compensation expense related to these options is based on the estimated fair value on the date of grant and is recognized in expense over the service period. Such expense is adjusted to consider estimated forfeitures. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period.

During 2012, the Company also granted stock options for 650,000 Class A common shares to certain employees of our Sponsor and its subsidiaries. These options vest over four years and expire 10 years from the date of grant. Because these options were originally granted to nonemployees of the Company, noncash share-based compensation expense was initially recorded based on the estimated fair value of the options at grant date and was re-measured at the end of each period. As a result of the Management Internalization on June 10, 2013, certain former employees of the Sponsor became employees of the Company and, accordingly, stock options for 485,000 Class A common shares were reclassified as grants to employees and re-measured as of the date of the Management Internalization.

During 2013, the Company granted stock options for an additional 550,000 Class A common shares to certain employees of the Company, 60,000 options were cancelled and no options were exercised. The options granted in 2013 vest over four years and expire 10 years from the date of grant. Noncash share-based compensation expense related to these options is based on the estimated fair value on the date of grant and is recognized in expense over the service period. Such expense is adjusted to consider estimated forfeitures. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period.

In February 2014, the Company granted stock options for an additional 940,000 Class A common shares and 92,000 restricted stock units to certain employees of the Company. The options and restricted stock units granted in February 2014 vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013		2012
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	700,000	$15.00	—	$—
Granted	550,000	16.03	700,000	15.00
Exercised	—	—	—	—
Forfeited	(60,000)	15.00	—	—

Outstanding at end of the year	1,190,000	$15.48	700,000	$15.00

Exercisable at end of the year	160,000	$15.00	—	$—

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the year ended December 31, 2013:

Weighted average fair value	$4.75
Weighted average remaining life (years)	9.9
Expected term (years)	7.0
Dividend Yield	3%
Volatility	38%
Risk-free interest rate	1.98%

Total non-cash share-based compensation expense related to stock options was $762,000 and $70,000 for the years ended December 31, 2013 and 2012, respectively. Also included in noncash share-based compensation expense for the year ended December 31, 2013 was $317,000 associated with 19,500 Class A common shares issued to our trustees during 2013.

Note 8. Related party transactions

As of December 31, 2013 and 2012, our Sponsor owned approximately 3.7% and 8.5% of our outstanding Class A common shares, respectively. On a fully-diluted basis, the Sponsor held (including consideration of 635,075 and 667 Class B common shares as of December 31, 2013 and 2012, respectively, 13,787,292 and 32,668 Class A common units as of December 31, 2013 and December 31, 2012, respectively, 653,492 Preferred Units as of December 31, 2012, 31,085,974 Series C convertible units as of December 31, 2013, 4,375,000 Series D units as of December 31, 2013, 4,375,000 Series E units as of December 31, 2013 and common shares issuable upon exercise of the option pursuant to the subscription agreement as of December 31, 2012) (see Note 7), an approximate 24.6% and 17.2% interest at December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company has a receivable of $4,516,000 due from the Sponsor, which has been included in escrow deposits, prepaid expenses and other assets in the accompanying consolidated balance sheets. This amount consists of receivables due from the Sponsor related to the estimated net monetary asset reconciliations associated with the Management Internalization and Alaska Joint Venture Acquisition (see Note 10) and other expense reimbursements, offset by amounts payable to the Sponsor related to accrued and unpaid acquisition fees and declared and unpaid preferred distributions on the Series C convertible units held by the Sponsor (see Note 7).

Advisory management agreement

In November 2012, the Company entered into an advisory management agreement with the Advisor under which the Advisor was responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations, subject to the oversight by our board of trustees. For performing these services, we paid the Advisor an advisory management fee equal to 1.75% per year of adjusted shareholders’ equity, as defined, calculated and paid quarterly in arrears. Additionally, concurrently with the contribution of a portfolio of 2,770 single-family properties on February 28, 2013, the Advisor agreed to a permanent reduction in the advisory management fee equal to $9,800,000 per year (see Note 9). Upon completion of the Management Internalization on June 10, 2013 (see Note 10), the Advisor became a wholly-owned subsidiary of our Operating Partnership and accordingly, there will be no future advisory management fees in our consolidated statement of operations.

For the year ended December 31, 2013, advisory management fees incurred to the Advisor prior to the Management Internalization were $6,352,000. As of December 31, 2012, accrued advisory management fees were $937,000, which have been included in amounts payable to affiliates in the accompanying consolidated balance sheets.

Property Management Agreement

In November 2012, the Company entered into a property management agreement with the Property Manager under which the Property Manager generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We paid our Property Manager a property management fee equal to 6% of collected rents and a leasing fee equal to one-half month of each lease’s annual rent. Upon completion of the Management Internalization on June 10, 2013 (see Note 10), the Property Manager became a wholly-owned subsidiary of our Operating Partnership and accordingly, there will be no future property management fees incurred to the Property Manager in our consolidated statement of operations.

For the years ended December 31, 2013 and 2012, property management fees incurred to the Property Manager prior to the Management Internalization were $1,264,000 and $12,000, respectively, which have been included in property operating expenses in the accompanying consolidated statement of operations. For the years ended December 31, 2013 and 2012, leasing fees incurred to the Property Manager prior to the Management Internalization were $2,888,000 and $55,000, respectively, which have been included in deferred costs and other intangibles, net in the accompanying consolidated balance sheets.

Agreement on Investment Opportunities

In November 2012, the Company entered into an “Agreement on Investment Opportunities” with the Sponsor under which we pay an acquisition and renovation fee equal to 5% of all costs and expenses we incur in connection with the initial acquisition, repair and renovation of single-family properties (net of any broker fees received by the Property Manager) for its services in identifying, evaluating, acquiring and overseeing the renovation of the properties we purchase. In connection with the Management Internalization on June 10, 2013 (see Note 10), we entered into an Amended and Restated Agreement on Investment Opportunities. Under the amended and restated agreement, on December 10, 2014, the Sponsor will cease providing acquisition and renovation services for us and we will cease paying the acquisition and renovation fee. No termination or other fee will be due on December 10, 2014 in connection with the termination of the Sponsor providing such services. On September 10, 2014, we will have the right to offer employment, that would commence on December 10, 2014, to all of the Sponsor’s acquisition and renovation personnel necessary for our operations. Additionally, the Sponsor is required to pay the Company a monthly fee of $100,000 through December 10, 2014 for maintenance and use of certain intellectual property transferred to us in the Management Internalization, which is included in other revenue in the accompanying consolidated statements of operations (see Note 10).

During the years ended December 31, 2013 and 2012, we incurred $113,670,000 and $4,602,000 in aggregate acquisition and renovation fees to the Sponsor under the terms of this agreement, $108,871,000 and $4,188,000 of which has been capitalized related to asset acquisitions and included in the cost of the single-family properties, and $4,799,000 and $414,000 has been expensed related to property acquisitions with in-place leases, respectively. As of December 31, 2013, accrued and unpaid acquisition and renovation fees were $2,560,000, which have been included net of certain amounts due from the Sponsor, and included in escrow deposits, prepaid expenses and other assets in the accompanying consolidated balance sheets. As of December 31, 2012, accrued and unpaid acquisition and renovation fees were $2,811,000, which have been included in amounts payable to affiliates in the accompanying consolidated balance sheets.

Employee Administration Agreement

In connection with the Management Internalization on June 10, 2013 (see Note 10), we entered into an employee administration agreement with Malibu Management, Inc. (“MMI”), an affiliate of the Sponsor, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of the Sponsor. Under terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and are able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We are required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We do not pay any fee or any other form of compensation to MMI. Total compensation and benefit costs paid by MMI and passed through to us under the agreement during the year ended December 31, 2013 were $17,023,000.

Allocated general and administrative expenses

The Company received an allocation of general and administrative expenses from the Sponsor that were either clearly applicable to or were reasonably allocated to the operations of the properties prior to contribution by the Sponsor in connection with the 2012 Offering and the 2,770 Property Contribution (see Note 9). Allocated general and administrative expenses prior to the 2012 Offering and the 2,770 Property Contribution were $993,000 and $6,949,000 for the years ended December 31, 2013 and 2012, respectively, and have been included in general and administrative expense in the accompanying consolidated statements of operations.

Note 9. Contributions by our Sponsor

Contribution in connection with 2012 Offering

In connection with the 2012 Offering, on December 31, 2012, our Sponsor made an investment in our Company by contributing 367 single-family properties and $556,000 in cash. The contributed single-family properties were valued at $49,444,000, which approximated the Sponsor’s purchase price plus renovation costs incurred through November 5, 2012, an acquisition fee of 5% (based on the purchase price plus renovations costs through November 5, 2012) and all other out-of-pocket costs anticipated to have been incurred by the Sponsor in connection with the contribution of the properties, including transfer costs, title insurance premiums and legal fees. In connection with this contribution, our Sponsor received 3,300,000 Class A common shares, 667 Class B common shares and 32,667 Class A units (see Note 7). This transaction has been deemed to be between “entities under common control” under the provisions of ASC 805, Business Combinations, and as such, the accounts relating to the properties contributed have been reflected retroactively in the accompanying consolidated financial statements based on the results of operations and net book value recorded by our Sponsor of $47,646,000 as of date of the contribution, without consideration of the acquisition fees. Costs to transfer title to the properties of $455,000 to us were expensed. The contribution agreement was entered into and effective December 31, 2012 and provides that the Sponsor has conveyed all legal and beneficial right, title and interest in the contributed properties on that date.

2,770 Property Contribution

On February 28, 2013, we entered into an agreement with our Sponsor providing for the contribution of 2,770 single-family properties for total consideration of $491,666,000 (the “2,770 Property Contribution”). Our Sponsor had acquired 33 of these properties in 2011, 2,628 in 2012 and 109 in 2013. The consideration to our Sponsor was 31,085,974 Series C convertible units in our Operating Partnership and 634,408 Class B common shares valued at $15.50 per unit/share, which approximates fair value (see Note 7). Because the 2,770 Property Contribution has been deemed to be a transaction between entities under common control, the shares issued and the property received have been recorded by us at the Sponsor’s historical book value and reflected as if they had been acquired by us on the dates such properties were acquired by our Sponsor.

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

Upon consummation of the transaction on February 28, 2013, the total $386,500,000 net asset value of the property contribution was reclassified from additional paid-in capital to (i) noncontrolling interest in connection with the issuance of $378,770,000 Series C units in our Operating Partnership and (ii) Class B common shares in connection with the issuance of $7,730,000 Class B common shares (see Note 7). Additionally, the other net liabilities associated with the properties of $2,508,000 as of February 28, 2013 have been reclassified from additional paid-in capital to due from affiliates, as these amounts will be subsequently settled in cash by the Sponsor.

Pursuant to the agreement, the Sponsor is responsible for all costs of transfer of the properties and for paying costs associated with the completion of initial renovation of the properties after we acquired them. The costs of such improvements for the period from March 1, 2013 to December 31, 2013 were $13,758,000. This amount has been reflected as an addition to the net asset value of the contributed properties, with a corresponding increase of $13,483,000 and $275,000 to the Series C units in our Operating Partnership and Class B common shares, respectively, issued in connection with the 2,770 Property Contribution.

The total reduction to additional paid-in capital of $356,442,000 reflected in the accompanying consolidated statement of equity for the year ended December 31, 2013 consists of the $386,500,000 reclassification of the net asset value of the 2,770 properties, offset by (i) the $19,552,000 credit associated with the 109 properties acquired by our Sponsor from January 1, 2013 to February 28, 2013, (ii) 7,998,000 in excess of $6,000 par value associated with issuance of the 634,408 Class B common shares and (iii) the $2,508,000 reclassification of the other net liabilities associated with the properties to due from affiliates.

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

The following table summarizes the estimated fair values of the assets acquired as part of the Management Internalization as of the date of acquisition (in thousands):

Buildings and improvements	$4,214
Identified intangible assets:
Trademark	3,100
Database	2,100
Goodwill	120,655

Fair value of acquired assets	$130,069

The above intangible assets acquired in connection with the Management Internalization have been valued in accordance with ASC 805, Business Combinations, which requires that an intangible asset is recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable. An asset is considered separable if it (a) is capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged, or (b) can be conveyed in combination with a related asset or liability. Pursuant to ASC 820, Fair Value Measurements and Disclosures, the inputs used in the valuation of these intangible assets consisted primarily of Level 2 and Level 3 inputs. The goodwill of $120,655,000 arising from the acquisition consists largely of the synergies, economies of scale and cost savings we expect from the Management Internalization.

Under the terms of the Management Internalization contribution agreement, net monetary assets, as defined, of the Advisor and Property Manager as of June 10, 2013 were to be settled in cash between the Company and the Sponsor subsequent to the date of the transaction. Accordingly, estimated net monetary assets of $6,958,000, including estimated cash and cash equivalents of $8,982,000, were recorded as of the date of the Management Internalization. The Company and the Sponsor are currently in the process of completing the reconciliation of net monetary assets pursuant to the terms of the Management Internalization contribution agreement, which is anticipated to result in a net receivable to the Company.

Since the date of the Management Internalization, the Company has consolidated the Advisor and the Property Manager and the results of these operations are reflected in the accompanying consolidated financial statements.

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

The following table summarizes the estimated fair values of the assets acquired as part of the Alaska Joint Venture Acquisition in accordance with ASC 805, Business Combinations, as of the date of acquisition (in thousands):

Land	$156,648
Building and improvements	740,396
Receivable for net cash flows prior to acquisition date	1,896
Value of in-place leases	5,547

Fair value of acquired assets	$904,487

Pursuant to the Alaska Joint Venture Acquisition contribution agreement, net monetary assets, as defined, of the Alaska Joint Venture as of April 30, 2013 are to be used to fund all remaining initial repair and renovation costs of the 4,778 single-family properties, with any potential shortfalls to be paid for by the Sponsor. Accordingly, estimated net monetary assets of the Alaska Joint Venture of $12,995,000, including estimated cash and cash equivalents of $22,989,000, were recorded as of the date of the Alaska Joint Venture Acquisition in the accompanying consolidated balance sheet. The Company and the Sponsor are currently in the process of completing the reconciliation of net monetary assets and remaining initial repair and renovation costs pursuant to the terms of the Alaska Joint Venture contribution agreement, which is anticipated to result in a net receivable to the Company.

Since the date of the Alaska Joint Venture Acquisition, the Company has consolidated the Alaska Joint Venture and the results of its operations are reflected in the accompanying consolidated financial statements.

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

The following table summarizes the estimated fair values of the net assets of RJ LLC, RJ1 and RJ2 that the Company gained control over on June 14, 2013 and the associated 67% noncontrolling interest held by the RJ1 Investors and RJ2 Investors in RJ1 and RJ2, respectively (in thousands):

Land	$10,340
Building and improvements	54,123
Value of in-place leases	539
Cash and cash equivalents	1,128
Other current assets and liabilities, net	(311)
Note payable	(7,600)
Noncontrolling interest	(39,321)

Fair value of acquired net assets	$18,898

As the Company gained control over RJ LLC after the date of the Management Internalization on June 10, 2013, the carrying value of the Company’s Class B interest in RJ LLC has been remeasured to fair value in accordance with ASC 805, Business Combinations. The following table summarizes the carrying value and estimated fair value of the Company’s Class B interest in RJ LLC as of June 14, 2013 and the resulting gain on remeasurement of approximately $10.9 million, which has been recognized in the accompanying consolidated statements of operations (in thousands):

Fair value of existing Class B interest	$7,615
Carrying value of Class B interest	(3,330)

Gain on remeasurement of equity method investment	$10,945

The fair value of the Company’s existing Class B interest has been determined using an income approach valuation technique based on the assets of RJ1 underlying the Company’s Class B interest in RJ LLC.

Because the Preferred Unit Conversion was not subject to an inducement offer and represented an in-substance redemption of the 653,492 Preferred Units, the $10,456,000 fair value of the 653,492 Class A units in excess of the zero carrying value of the 653,492 Preferred Units has been reflected as a reduction to net income attributable to common shareholders in the accompanying consolidated statements of operations in accordance with ASC 260-10-S99-2, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The fair value of the Class A units issued in connection with the 2013 RJ Transaction has been estimated using the most recent trading price in the Company’s Class A common shares, into which the Class A units are convertible into on a one-for-one basis.

Since the date of the 2013 RJ Transaction, the Company has consolidated RJ LLC, RJ1 and RJ2 and the related results of operations are reflected in the accompanying consolidated financial statements.

The following table presents the total revenues and net income attributable to the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction that are included in our consolidated statement of operations from the respective transaction dates through December 31, 2013 (in thousands):

	Management Internalization (1)	Alaska Joint Venture Acquisition	2013 RJ Transaction
	Period from June 10, 2013 to December 31, 2013	Period from June 11, 2013 to December 31, 2013	Period from June 14, 2013 to December 31, 2013
Total revenues	$1,502	$38,054	$2,723
Net (loss) / income	$(26,179)	$2,256	$52

(1)	Total revenues and net loss attributable to the Management Internalization does not reflect the benefit of eliminating approximately $24,000,000 in advisory management and property management fees that would have otherwise been paid to the Sponsor after the date of the Management Internalization.

The following table presents the Company’s supplemental consolidated pro forma total revenues and net income as if the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2012 (in thousands):

	Year ended December 31,		Period from June 23, 2011 to
	2013	2012	December 31, 2011
Pro forma total revenues (1)	$160,485	$11,018	$65
Pro forma net loss (1)	$(24,235)	$(13,130)	$(42)

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction occurred on January 1, 2012.

Additionally, due to the inherent complexity of the accompanying consolidated financial statements as a result of the transactions completed between entities under common control (see Note 9), management believes that presentation of pro forma net loss attributable to common shareholders and on a per share basis is not meaningful and has therefore only presented pro forma total revenues and net loss as if the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2012 above.

Sale of Southern California properties

On June 27, 2013, the Company sold 38 single-family properties located in southern California for a gross sales price of $8,900,000, before commissions and closing costs, resulting in a gain on sale of $904,000. As these properties had previously been in operations and also represented the disposition of a geographic market, the results of operations from the 38 southern California properties prior to the date of sale, along with the related gain on disposition, have been reflected as discontinued operations in the accompanying consolidated statements of operations.

Note 11. Earnings per share

The following table reflects the computation of net loss per share on a basic and diluted basis for the years ended December 31, 2013 and 2012 (in thousands, except share information):

	Years ended December 31,		Period from June 23, 2011 to
	2013	2012	December 31, 2011
Income / loss (numerator):
Loss from continuing operations	$(20,074)	$(10,236)	$(42)
Income from discontinued operations	1,008	—	—
Noncontrolling interest	13,245	—	—
Dividends on preferred shares	1,160	—	—
Conversion of preferred units	10,456	—	—

Net loss attributable to common shareholders	$(43,927)	$(10,236)	$(42)

Weighted-average shares (denominator):
Class A common shares issued in formation transactions	3,301,000	3,301,000	3,301,000
Class B common shares issued in formation transactions	667	667	667
Class A common shares issued in 2012 Offering	35,362,998	3,923,845	—
Class A common shares issued in 2013 Offering	37,502,997	—	—
Class B common shares issued in connection with 2,770 Property Contribution	533,598	—	—
Class A common shares issued to members of board of trustees	6,802	—	—
Class A common shares issued in settlement of subscription agreement	309,708	—	—
Class A common shares issued in connection with Alaska Joint Venture Acquisition	24,373,470	—	—
Class A common shares issued in connection with IPO	17,888,799	—	—
Class A common shares issued in connection with 2013 Concurrent Private Placements	1,900,685	—	—
Class A common shares issued in connection with IPO over-allotment exercise	2,411,362	—	—

Total weighted-average shares	123,592,086	7,225,512	3,301,667

Net loss per share- basic and diluted:
Loss from continuing operations	$(0.37)	$(1.42)	$(0.01)
Income from discontinued operations	0.01	—	—

Net loss per share- basic and diluted	$(0.36)	$(1.42)	$(0.01)

The Company accounted for the issuance of 3,301,000 Class A common shares and 667 Class B common shares associated with the initial contribution by the Sponsor in December 2012, as a formation transaction and has reflected these shares outstanding as of the earliest period presented.

Total weighted average shares for the years ended December 31, 2013 and 2012 shown above excludes an aggregate of 63,873,266 and 4,719,493 of shares or units in our Operating Partnership (see Note 7), respectively, the subscription agreement (see Note 7), and stock options (see Note 7) because they were antidilutive and not related to the formation of the Company.

Due to the inherent complexity of the accompanying consolidated financial statements as a result of the transactions completed between entities under common control (see Note 9), management does not consider the historical net loss per share computations to be meaningful.

Note 12. Commitments and contingencies

As part of our operations, we lease office space for our corporate and property management offices under non-cancelable lease agreements. Future lease obligations under our operating leases as of December 31, 2013, were as follows (in thousands):

Year Ending December 31,	Amount
2014	$1,741
2015	1,760
2016	1,540
2017	824
2018	105
Thereafter	—

$5,970

In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of December 31, 2013 and 2012, the Company had aggregate outstanding commitments of $1,453,000 and $1,694,000, respectively, in connection with these contracts.

As of December 31, 2013 and 2012, we had commitments to acquire 536 and 462 single-family properties, respectively, with an aggregate purchase price of $75,473,000 and $70,082,000, respectively.

We are involved in various legal proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position.

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $181,000, $163,000, and $93,000, respectively, for the years ended December 31, 2013, 2012, and period from June 23, 2011 to December 31, 2011.

Note 13. Noncash transactions

On February 28, 2013, our Sponsor contributed 2,770 single-family properties to the Company in exchange for 31,085,974 Series C convertible units in our Operating partnership and 634,408 Class B common shares (see Note 9).

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

Note 14. Fair Value

The Company’s contingently convertible Series E units liability and preferred shares derivative liability (see Note 10) are the only financial instruments recorded at fair value on a recurring basis in the accompanying consolidated financial statements and are both valued using a Monte Carlo simulation model.

Inputs to the model used to value the contingently convertible Series E units liability include a risk-free rate corresponding to the assumed timing of the conversion date and a volatility input based on the historical volatilities of selected peer group companies. The starting point for the simulation is the most recent trading price in the Company’s Class A common shares, into which the Series E units are ultimately convertible. The timing of such conversion is based on the provisions of the contribution agreement and the Company’s best estimate of the events that trigger such conversions.

Valuation of the preferred shares derivative liability considers scenarios in which the Preferred Shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considers certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan service areas as outlined in the agreement.

The following table sets forth the fair value of the contingently convertible series E units liability and preferred shares derivative liability as of December 31, 2013 (in thousands):

		December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingently convertible Series E units liability	$66,938	$—	$—	$66,938
Preferred shares derivative liability	$28,150	$—	$—	$28,150

The following table presents changes in the fair value of the contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis, with changes in fair value recognized in remeasurement in Series E units and remeasurement of preferred shares, respectively, in the accompanying consolidated statements of operations, for the year ended December 31, 2013 (in thousands):

Description	January 1, 2013	Issuances	Remeasurement included in earnings	December 31, 2013
Contingently convertible Series E units liability	$—	$64,881	$2,057	$66,938
Preferred shares derivative liability	$—	$26,340	$1,810	$28,150

Changes in inputs or assumptions used to value the contingently convertible Series E units liability and preferred shares derivative liability may have a material impact on the resulting valuation.

Note 15. Quarterly financial information (unaudited)

The following table presents summarized quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per share information):

	Quarter
	First	Second	Third	Fourth
2013
Rents from single-family properties	$6,495	$17,020	$47,364	$61,843
Net income / (loss)	$(6,857)	$1,123	$(3,861)	$(9,471)
Net loss attributable to common shareholders	$(7,752)	$(13,997)	$(7,659)	$(14,519)
Net loss attributable to common shareholders per share—basic and diluted	$(0.16)	$(0.15)	$(0.05)	$(0.08)

	Quarter
	First	Second	Third	Fourth
2012
Rents from single-family properties	$96	$184	$983	$3,277
Net loss	$(164)	$(1,566)	$(2,675)	$(5,831)
Net loss attributable to common shareholders	$(164)	$(1,566)	$(2,675)	$(5,831)
Net loss attributable to common shareholders per share—basic and diluted	$(0.05)	$(0.47)	$(0.81)	$(0.09)

Note 16. Subsequent events

Subsequent acquisitions

From January 1, 2014 through March 7, 2014, we acquired approximately 1,863 properties with an aggregate purchase price of approximately $253,806,000. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Borrowings on Credit Facility

From January 1, 2014 through March 7, 2014, the Company borrowed an additional $234,000,000 under the credit facility and made payments on the credit facility totaling $25,000,000. On March 7, 2014, the loan had an outstanding balance of $584,000,000 (see Note 5).

Announcement of Resignation of Chief Financial Officer

On February 17, 2014, Peter J. Nelson, Chief Financial Officer, informed us that he would resign his position with the company, after a transition period, to pursue other career interests. We have begun the process of identifying Mr. Nelson’s successor. Mr. Nelson is expected to remain with us into the second quarter to complete our year-end financial reporting and to provide for an orderly transition for his successor.

American Homes 4 Rent

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2013

(dollars in thousands)

	Number of Single- Family Homes	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Total Cost as of December 31, 2013
Markets		Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Date of Acquisition
Albuquerque	189	$5,763	$21,352	$2,077	$5,763	$23,429	$29,192	$(292)	$28,900	2013
Antelope Valley	6	212	952	230	212	1,182	1,394	(20)	1,374	2012
Atlanta	1,461	50,523	160,776	30,233	50,523	191,009	241,532	(4,559)	236,973	2012-2013
Augusta	113	3,209	12,311	1,472	3,209	13,783	16,992	(109)	16,883	2013
Austin	408	9,567	42,498	5,763	9,567	48,261	57,828	(775)	57,053	2012-2013
Bay Area	77	5,410	16,193	1,133	5,410	17,326	22,736	(370)	22,366	2012-2013
Boise	179	5,233	18,990	1,678	5,233	20,668	25,901	(321)	25,580	2013
Central Valley	174	6,786	22,149	2,199	6,786	24,348	31,134	(640)	30,494	2012-2013
Charleston	345	12,617	43,892	4,702	12,617	48,594	61,211	(617)	60,594	2012-2013
Charlotte	1,058	34,883	131,959	13,655	34,883	145,614	180,497	(2,697)	177,800	2012-2013
Chicago	1,519	41,146	166,935	25,226	41,146	192,161	233,307	(2,924)	230,383	2012-2013
Cincinnati	1,244	40,095	151,565	18,470	40,095	170,035	210,130	(2,707)	207,423	2012-2013
Colorado Springs	21	869	2,802	539	869	3,341	4,210	(42)	4,168	2013
Columbia	217	5,013	25,301	2,355	5,013	27,656	32,669	(231)	32,438	2013
Columbus	725	18,255	75,348	11,504	18,255	86,852	105,107	(1,272)	103,835	2012-2013
Dallas-Fort Worth	2,085	57,649	234,864	36,617	57,649	271,481	329,130	(4,705)	324,425	2012-2013
Denver	264	12,273	43,965	5,906	12,273	49,871	62,144	(947)	61,197	2012-2013
Fort Myers	60	1,639	8,889	801	1,639	9,690	11,329	(196)	11,133	2012-2013
Greensboro	356	10,710	45,731	3,980	10,710	49,711	60,421	(665)	59,756	2013
Greenville	380	9,576	49,740	4,437	9,576	54,177	63,753	(728)	63,025	2013
Hilton Head/Beaufort	61	2,389	7,153	479	2,389	7,632	10,021	(23)	9,998	2013
Houston	1,223	34,806	153,593	24,870	34,806	178,463	213,269	(2,815)	210,454	2012-2013
Indianapolis	2,021	55,289	212,430	29,258	55,289	241,688	296,977	(4,438)	292,539	2012-2013
Inland Empire	2	68	309	69	68	378	446	(7)	439	2012
Jacksonville	974	25,994	102,356	14,878	25,994	117,234	143,228	(2,589)	140,639	2012-2013
Knoxville	234	7,470	36,217	2,626	7,470	38,843	46,313	(512)	45,801	2013
Las Vegas	713	19,425	88,495	15,049	19,425	103,544	122,969	(3,149)	119,820	2011-2013
Memphis	139	4,722	15,431	1,260	4,722	16,691	21,413	(72)	21,341	2013
Miami	248	7,381	37,820	5,696	7,381	43,516	50,897	(907)	49,990	2012-2013
Milwaukee	127	7,466	22,253	1,994	7,466	24,247	31,713	(552)	31,161	2013
Nashville	994	36,408	150,345	16,201	36,408	166,546	202,954	(3,716)	199,238	2012-2013
Oklahoma City	90	2,539	11,550	756	2,539	12,306	14,845	(106)	14,739	2013
Orlando	613	17,119	73,588	11,172	17,119	84,760	101,879	(2,087)	99,792	2012-2013
Phoenix	962	22,327	107,771	16,979	22,327	124,750	147,077	(3,916)	143,161	2011-2013
Portland	205	14,284	23,792	1,474	14,284	25,266	39,550	(450)	39,100	2013
Raleigh	815	28,832	107,722	10,111	28,832	117,833	146,665	(1,965)	144,700	2012-2013
Salt Lake City	727	39,259	104,857	14,774	39,259	119,631	158,890	(2,333)	156,557	2012-2013
San Antonio	337	8,543	35,607	5,424	8,543	41,031	49,574	(798)	48,776	2012-2013
San Diego	3	107	404	109	107	513	620	(14)	606	2012
Savannah	111	3,070	12,235	845	3,070	13,080	16,150	(63)	16,087	2013
Seattle	242	11,818	34,555	3,674	11,818	38,229	50,047	(505)	49,542	2012-2013
Tampa	818	29,735	113,836	16,606	29,735	130,442	160,177	(3,204)	156,973	2012-2013
Tucson	376	7,278	36,588	6,236	7,278	42,824	50,102	(1,226)	48,876	2011-2013
Winston Salem	352	10,496	42,533	3,624	10,496	46,157	56,653	(633)	56,020	2013
Corporate overhead		109	10,469	—	109	10,469	10,578	(1,305)	9,275

Total	23,268	$728,362	$2,818,121	$377,141	$728,362	$3,195,262	$3,923,624	$(62,202)	$3,861,422

Change in Total Real estate Assets

	Years ended December 31
	2013	2012	2011
Balance, beginning of period	$507,845	$3,516	$—
Acquistions and building improvements	3,423,903	504,329	3,516
Dispositions	(8,124)	—	—

Balance, end of period	$3,923,624	$507,845	$3,516

Change in accumulated depreciation

	Years ended December 31
	2013	2012	2011
Balance, beginning of period	$(2,132)	$(21)	$—
Depreciation	(60,254)	(2,111)	(21)
Dispositions	184	—	—

Balance, end of period	$(62,202)	$(2,132)	$(21)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Agoura Hills, state of California on March 26, 2014.

AMERICAN HOMES 4 RENT

By:	/s/ David P. Singelyn.
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David P. Singelyn	Date: March 26 , 2014
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ Peter J. Nelson	Date: March 26, 2014
Peter J. Nelson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ B. Wayne Hughes	Date: March 26, 2014
B. Wayne Hughes (Non-Executive Chairman)

By:	/s/ John Corrigan	Date: March 26, 2014
John Corrigan Chief Operating Officer and Trustee (Trustee)

By:	/s/ Dann V. Angeloff	Date: March 26, 2014
Dann V. Angeloff (Trustee)

By:	/s/ Matthew J. Hart	Date: March 26, 2014
Matthew J. Hart (Trustee)

By:	/s/ James H. Kropp	Date: March 26, 2014
James H. Kropp (Trustee)

By:	/s/ Lynn Swann	Date: March 26, 2014
Lynn Swann (Trustee)

By:	/s/ Kenneth Woolley	Date: March 26, 2014
Kenneth Woolley (Trustee)