Form 10-Q
period 2014-03-31
American Homes 4 Rent
filed 2014-05-14
CIK 1562401

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 001-36013

AMERICAN HOMES 4 RENT
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	46-1229660 (I.R.S. Employer Identification No.)

30601 Agoura Road, Suite 200
Agoura Hills, California 91301
(Address of principal executive offices) (Zip Code)

(805) 413-5300
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 184,869,219 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on May 9, 2014.

American Homes 4 Rent
Form 10-Q
INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the "Company," "we," "our" and "us"), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "intend," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A. "Risk Factors", Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

American Homes 4 Rent

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share information)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Single-family properties:
Land	$797,079	$728,362
Buildings and improvements	3,507,526	3,188,693
Single-family properties held for sale	6,226	6,569

	4,310,831	3,923,624
Less: accumulated depreciation	(92,177)	(62,202)

Single-family properties, net	4,218,654	3,861,422
Cash and cash equivalents	103,249	148,989
Restricted cash for resident security deposits	32,586	26,430
Rent and other receivables, net	6,180	6,863
Escrow deposits, prepaid expenses and other assets	24,081	39,212
Deferred costs and other intangibles, net	18,628	20,573
Goodwill	120,655	120,655

Total assets	$4,524,033	$4,224,144

Liabilities
Credit facility	$671,000	$375,000
Accounts payable and accrued expenses	112,583	103,397
Amounts payable to affiliates	6,799	—
Contingently convertible Series E units liability	69,694	66,938
Preferred shares derivative liability	29,849	28,150

Total liabilities	889,925	573,485

Commitments and contingencies
Equity
Shareholders' equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 184,869,219 shares issued and outstanding at March 31, 2014 and December 31, 2013	1,848	1,848
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2014 and December 31, 2013	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 9,460,000 and 9,060,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	95	91
Additional paid-in capital	3,004,928	2,996,478
Accumulated deficit	(86,430)	(63,479)

Total shareholders' equity	2,920,447	2,934,944
Noncontrolling interest	713,661	715,715

Total equity	3,634,108	3,650,659

Total liabilities and equity	$4,524,033	$4,224,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share information)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Rents from single-family properties	$73,761	$6,495
Fees from single-family properties	1,358	64
Tenant charge-backs	1,890	—
Other	269	—

Total revenues	77,278	6,559

Expenses:
Property operating expenses
Leased single-family properties	29,266	2,503
Vacant single-family properties and other	9,043	1,729
General and administrative expense	5,074	1,625
Advisory fees	—	2,742
Interest expense	1,502	370
Noncash share-based compensation expense	532	174
Acquisition fees and costs expensed	452	1,390
Depreciation and amortization	35,131	2,905

Total expenses	81,000	13,438

Remeasurement of Series E units	(2,756)	—
Remeasurement of Preferred shares	(457)	—

Loss from continuing operations	(6,935)	(6,879)

Discontinued operations
Gain on disposition of single-family properties	—	—
Income from discontinued operations	—	22

Total income from discontinued operations	—	22

Net loss	(6,935)	(6,857)
Noncontrolling interest	3,620	895
Dividends on preferred shares	3,121	—

Net loss attributable to common shareholders	$(13,676)	$(7,752)

Weighted average shares outstanding—basic and diluted	185,504,294	48,233,982

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.07)	$(0.16)
Income from discontinued operations	—	—

Net loss attributable to common shareholders per share—basic and diluted	$(0.07)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statement of Equity

(Amounts in thousands, except share information)

(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
							Additional paid-in capital	Accumulated deficit	Shareholders' equity	Noncontrolling interest	Total equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Balances at December 31, 2013	184,869,219	$1,848	635,075	$6	9,060,000	$91	$2,996,478	$(63,479)	$2,934,944	$715,715	$3,650,659
2,770 Property Contribution	—	—	—	—	—	—	2	—	2	110	112
Share-based compensation	—	—	—	—	—	—	532	—	532	—	532
Issuance of Preferred shares, net of offering costs of $838	—	—	—	—	400,000	4	7,916	—	7,920	—	7,920
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(3,121)	(3,121)	—	(3,121)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,784)	(5,784)
Common shares	—	—	—	—	—	—	—	(9,275)	(9,275)	—	(9,275)
Net income (loss)	—	—	—	—	—	—	—	(10,555)	(10,555)	3,620	(6,935)

Balances at March 31, 2014	184,869,219	$1,848	635,075	$6	9,460,000	$95	$3,004,928	$(86,430)	$2,920,447	$713,661	$3,634,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(6,935)	$(6,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,131	2,905
Noncash amortization of deferred financing costs	163	186
Noncash share-based compensation expense	532	174
Provision for bad debt	1,423	—
Remeasurement of Series E units	2,756	—
Remeasurement of Preferred shares	457
Other changes in operating assets and liabilities:
Rent and other receivables	(445)	(1,327)
Restricted cash for resident security deposits	(6,156)	—
Prepaid expenses and other assets	3,237	(278)
Deferred leasing costs	(972)	—
Accounts payable and accrued expenses	3,972	4,762
Resident security deposit liability	6,156	3,042
Amounts payable to affiliates	7,872	2,772

Net cash provided by operating activities	47,191	5,379

Investing activities
Cash paid for single-family properties	(341,064)	(525,427)
Escrow deposits for purchase of single-family properties	7,378	(15,231)
Distributions from unconsolidated joint venture	—	3,431
Improvements to single-family properties	(45,388)	(49,118)

Net cash used in investing activities	(379,074)	(586,345)

Financing activities
Implied contribution by Sponsor for historical operations	—	517
Net proceeds from issuance of Class A common shares	—	703,497
Net proceeds from issuance of Preferred shares	9,162
Proceeds from credit facility	321,000	—
Payments on credit facility	(25,000)	—
Proceeds from bridge loan	—	115,000
Payments on bridge loan	—	(115,000)
Distributions to noncontrolling interests	(5,975)	—
Distributions to common shareholders	(9,274)	—
Distributions to preferred shareholders	(3,121)	—
Deferred financing costs	(649)	(836)

Net cash provided by financing activities	286,143	703,178

Net (decrease) increase in cash and cash equivalents	(45,740)	122,212
Cash and cash equivalents, beginning of period	148,989	397,198

Cash and cash equivalents, end of period	$103,249	$519,410

Supplemental cash flow information
Cash payments for interest	$3,202	$184
Supplemental schedule of noncash investing and financing activities
Receivables related to property acquisitions	$—	$522
Accounts payable and accrued expenses related to property acquisitions	$(943)	$7,428
Accounts payable and accrued expenses related to deferred financing costs	$—	$4,583
Amounts payable to affiliates related to property acquisitions	$2,565	$10,552
Accrued distribution to noncontrolling interests	$5,196	$—
Accrued distribution to common shareholders	$9,275	$—
Contribution of properties (see Note 10)
Single-family properties, including related assets and liabilities	$—	$23,460
Additional paid-in capital	$—	$(383,992)
Due from affiliates	$—	$(2,508)
Issuance of Series C convertible units to noncontrolling interest	$—	$383,107
Issuance of Class B common shares	$—	$7,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and operations

        American Homes 4 Rent (the "Company," "we," "our" and "us") is a Maryland real estate investment trust ("REIT") formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of March 31, 2014, the Company held 25,505 single-family properties in 22 states, including properties held for sale.

        From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the "Advisor") and the leasing, managing and advertising of our properties was overseen and directed by American Homes 4 Rent Management Holdings, LLC (the "Property Manager"), both of which were subsidiaries of American Homes 4 Rent, LLC (the "Sponsor"). On June 10, 2013, we acquired the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in American Homes 4 Rent, L.P. (the "Operating Partnership") (the "Management Internalization"). Under the terms of the contribution agreement, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to us (see Note 11).

        Prior to the Management Internalization, the Sponsor exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, the contribution of certain properties by the Sponsor to the Company prior to the Management Internalization have been deemed to be transactions between entities under common control, and as such, the accounts relating to the properties contributed have been recorded by us as if they had been acquired by us on the dates such properties were acquired by the Sponsor (see Note 10). Accordingly, the accompanying condensed consolidated financial statements include the Sponsor's historical results of operations and carrying values of the properties that had been acquired by the Sponsor. The Sponsor commenced acquiring these properties on June 23, 2011, and accordingly, the statements of operations reflect activity prior to the Company's date of formation. Therefore, the accompanying condensed consolidated financial statements are not indicative of the Company's past or future results and do not reflect its financial position, results of operations, changes in equity, and cash flows had they been presented as if the Company had been operated independently during the periods presented.

Note 2. Significant accounting policies

Basis of presentation

        The accompanying condensed consolidated financial statements are unaudited and include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest in the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies (Continued)

and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes and therefore notes to the condensed consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements have been omitted.

Recently issued and adopted accounting standards

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity." The revised standard is intended to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Examples include disposals of a major geographic area, major line of business, or major equity method investment. In addition the new guidance will require expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and is not expected to have a material impact on the Company's financial statements.

Note 3. Single-family properties

        Single-family properties, net, consists of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Number of properties	Net book value
Leased single-family properties	20,666	$3,454,381
Single-family properties being renovated	2,779	413,409
Vacant single-family properties available for lease	2,019	344,573
Single-family properties held for sale	41	6,291

Total	25,505	$4,218,654

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3. Single-family properties (Continued)

	December 31, 2013
	Number of properties	Net book value
Leased single-family properties	17,328	$2,914,947
Single-family properties being renovated	2,744	393,975
Vacant single-family properties available for lease	3,152	545,931
Single-family properties held for sale	44	6,569

Total	23,268	$3,861,422

        Single-family properties, net at March 31, 2014 and December 31, 2013 include $112.2 million and $120.6 million, respectively, related to properties for which the recorded grant deed has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded.

        Depreciation expense related to single-family properties was $31.0 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively. Included in single-family properties, net at March 31, 2014 and December 31, 2013 are certain single-family properties contributed by the Sponsor (see Note 10).

Note 4. Rent and Other Receivables

        Included in rent and other receivables, net is an allowance for doubtful accounts of $0.8 million and $1.2 million, as of March 31, 2014 and December 31, 2013, respectively. Also included in rent and other receivables, net are receivables related to rescinded properties of approximately $2.4 million and $1.3 million, as of March 31, 2014 and December 31, 2013, respectively.

Note 5. Deferred costs and other intangibles

        Deferred costs and other intangibles, net, consists of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Deferred leasing costs	$13,497	$12,526
Deferred financing costs	12,796	12,147
Intangible assets:
Value of in-place leases	5,547	6,085
Trademark	3,100	3,100
Database	2,100	2,100

	37,040	35,958
Less: accumulated amortization	(18,412)	(15,385)

Total	$18,628	$20,573

        Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $4.1 million for the three months ended March 31, 2014, which has been included in depreciation and amortization. Amortization of deferred financing costs was $0.6 million for the three months ended March 31, 2014, which has been included in gross interest, prior to interest capitalization (see Note 6).

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5. Deferred costs and other intangibles (Continued)

        The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2014 for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2014	$5,269	$1,844	$193	$495	$225
2015	192	2,483	—	660	300
2016	—	2,490	—	660	300
2017	—	1,148	—	660	300
2018	—	586	—	91	300
Thereafter	—	—	—	—	432

Total	$5,461	$8,551	$193	$2,566	$1,857

Note 6. Debt

Credit facility

        On March 7, 2013, we entered into a $500 million senior secured revolving credit facility with a financial institution. On September 30, 2013, we amended our credit facility to, among other things, expand our borrowing capacity to $800 million and extend the repayment period to September 30, 2018. The amount that may be borrowed under the credit facility will generally be based on 50% of the lower of cost or the fair value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the "Borrowing Base." Borrowings under the credit facility are available through March 7, 2015, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%.

        The credit facility is secured by our Operating Partnership's membership interests in entities that own our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth (as defined) of not less than the sum of 85% of our tangible net worth as of September 30, 2013 plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of March 31, 2014, the Company was in compliance with all loan covenants under the credit facility.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

        As of March 31, 2014, total outstanding borrowings under the credit facility were $671 million. The following table outlines our gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Gross interest cost	$4,430	$370
Capitalized interest	(2,928)	—

Interest expense	$1,502	$370

Note 7. Accounts payable and accrued expenses

        The following table summarizes accounts payable and accrued expenses as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accounts payable	$1,893	$901
Accrued property taxes	30,325	28,240
Other accrued liabilities	23,068	21,538
Accrued distribution payable	8,900	9,274
Accrued construction liabilities	15,811	16,917
Resident security deposits	32,586	26,527

Total	$112,583	$103,397

Note 8. Shareholders' equity

Distributions

        In March 2014, our board of trustees declared a quarterly distribution of $0.05 per common share payable on April 10, 2014 to shareholders of record on March 25, 2014. Accordingly, distributions payable to common shareholders of $8.9 million and $0.4 million have been recorded within accounts payable and accrued expenses and amounts payable to affiliates, respectively, in the accompanying condensed consolidated balance sheet as of March 31, 2014, and included in distributions to common shareholders in the accompanying condensed consolidated statement of equity.

        In March 2014, our board of trustees declared a quarterly distribution of $0.15113 per Series C Convertible Unit payable on April 10, 2014 to shareholders of record on March 31, 2014. Accordingly, a distribution payable to Series C Convertible Unit holders of $4.5 million has been recorded within amounts payable to affiliates in the accompanying condensed consolidated balance sheet as of March 31, 2014 (see Note 9), and included in distributions to noncontrolling interests in the accompanying condensed consolidated statement of equity.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

        In February 2014, our board of trustees declared quarterly distributions of $0.3125 and $0.35 per share on our 5.0% Series A Participating Preferred Shares and 5.0% Series B Participating Preferred Shares, respectively. Total quarterly distributions of approximately $1.6 million and $1.5 million on our 5.0% Series A Participating Preferred Shares and 5.0% Series B Participating Preferred Shares, respectively, which were both paid on March 31, 2014 to shareholders of record on March 15, 2014, have been included in distributions to preferred shareholders in the accompanying condensed consolidated statement of equity.

Noncontrolling interest

        Noncontrolling interest as reflected in the Company's condensed consolidated balance sheet primarily consists of the interest held by the Sponsor in units in the Company's Operating Partnership. As of March 31, 2014 and December 31, 2013, the Sponsor owned 13,787,292, or approximately 6.9%, of the total 199,291,586 Class A units in the Operating Partnership. Additionally, the Sponsor owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of March 31, 2014, and December 31, 2013. Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

        Noncontrolling interest as reflected in the Company's condensed consolidated statements of operations for the three months ended March 31, 2014 primarily consisted of $4.5 million of preferred income allocated to Series C convertible units, $0.8 million of net loss allocated to Class A units, and $0.1 million of net loss allocated to noncontrolling interests in certain of the Company's consolidated subsidiaries.

        Noncontrolling interest as reflected in the Company's condensed consolidated statements of operations for the three months ended March 31, 2013 primarily consisted of $0.8 million of preferred income allocated to Series C convertible units and $0.1 million of net income allocated to 3.5% convertible perpetual preferred units (prior to conversion of such units into Class A units on June 14, 2013).

2012 Equity Incentive Plan

        During the three months ended March 31, 2014, the Company granted stock options for 970,000 Class A common shares and 92,000 restricted stock units to certain employees of the Company under the 2012 Equity Incentive Plan. The options and restricted stock units granted during the three months ended March 31, 2014 vest over four years and expire 10 years from the date of grant.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

        The following table summarizes stock option activity under the Plan for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014		2013
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the period	1,190,000	$15.48	—	$—
Granted	970,000	16.63	700,000	15.00
Exercised	—	—	—	—
Forfeited	(41,250)	16.18	—	—

Outstanding at end of the period	2,118,750	$15.99	700,000	$15.00

Exercisable at end of the period	160,000	$15.00	—	$—

        The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the three months ended March 31, 2014:

Weighted average fair value	$5.01
Weighted average remaining life (years)	9.9
Expected term (years)	7.0
Dividend Yield	3%
Volatility	38.5%
Risk-free interest rate	2.2%

        Total non-cash share-based compensation expense related to stock options and restricted stock units was $0.5 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, stock options for 41,250 Class A common shares and 2,000 restricted stock units were forfeited and stock options for 2,118,750 Class A common shares and 90,000 restricted stock units remained outstanding as of March 31, 2014.

Note 9. Related party transactions

        As of March 31, 2014 and December 31, 2013, the Sponsor owned approximately 3.7% of our outstanding Class A common shares. On a fully-diluted basis, the Sponsor held (including consideration of 635,075 Class B common shares as of March 31, 2014 and December 31, 2013, 13,787,292 Class A common units as of March 31, 2014 and December 31, 2013, 31,085,974 Series C convertible units as of March 31, 2014 and December 31, 2013, 4,375,000 Series D units as of March 31, 2014 and December 31, 2013 and 4,375,000 Series E units as of March 31, 2014 and December 31, 2013) an approximate 24.6% interest at March 31, 2014 and December 31, 2013.

        As of March 31, 2014, the Company had a net payable of approximately $6.8 million due to the Sponsor, which has been reflected as amounts payable to affiliates in the accompanying condensed consolidated balance sheets. This amount primarily consists of payables to the Sponsor related to accrued and unpaid acquisition fees, declared and unpaid preferred distributions on the Series C convertible units held by the Sponsor, offset by receivables due from the Sponsor related to the

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9. Related party transactions (Continued)

estimated net monetary asset reconciliations associated with the Management Internalization and Alaska Joint Venture Acquisition (see Note 11).

        As of December 31, 2013, the Company had a net receivable of $4.5 million due from the Sponsor, which has been included in escrow deposits, prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. This amount consists of receivables due from the Sponsor related to the estimated net monetary asset reconciliations associated with the Management Internalization and Alaska Joint Venture Acquisition (see Note 11) and other expense reimbursements, offset by amounts payable to the Sponsor related to accrued and unpaid acquisition fees and declared and unpaid preferred distributions on the Series C convertible units held by the Sponsor (see Note 8).

Advisory management agreement

        In November 2012, the Company entered into an advisory management agreement with the Advisor under which the Advisor was responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations, subject to the oversight by our board of trustees. For the three months ended March 31, 2013, related management fee expenses incurred to the Advisor prior to the Management Internalization were $2.7 million.

Property Management Agreement

        In November 2012, the Company entered into a property management agreement with the Property Manager under which the Property Manager generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We paid the Property Manager a property management fee equal to 6% of collected rents and a leasing fee equal to one-half month of each lease's annual rent. For the three months ended March 31, 2013, property management fees incurred to the Property Manager prior to the Management Internalization were $0.2 million, which have been included in property operating expenses in the accompanying condensed consolidated statement of operations.

Agreement on Investment Opportunities

        In November 2012, the Company entered into an "Agreement on Investment Opportunities" with the Sponsor under which we pay an acquisition and renovation fee equal to 5% of all costs and expenses we incur in connection with the initial acquisition, repair and renovation of single-family properties (net of any broker fees received by the Property Manager) for its services in identifying, evaluating, acquiring and overseeing the renovation of the properties we purchase. In connection with the Management Internalization on June 10, 2013 (see Note 11), we entered into an Amended and Restated Agreement on Investment Opportunities. Under the amended and restated agreement, on December 10, 2014, the Sponsor will cease providing acquisition and renovation services for us and we will cease paying the acquisition and renovation fee. No termination or other fee will be due on December 10, 2014 in connection with the termination of the Sponsor providing such services. On September 10, 2014, we will have the right to offer employment, that would commence on December 10, 2014, to all of the Sponsor's acquisition and renovation personnel necessary for our operations. Additionally, the Sponsor is required to pay the Company a monthly fee of $0.1 million through December 10, 2014 for maintenance and use of certain intellectual property transferred to us in the Management Internalization, which is included in other revenue in the accompanying condensed consolidated statements of operations (see Note 11).

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9. Related party transactions (Continued)

        During the three months ended March 31, 2014 and 2013, we incurred $17.6 million and $27.9 million in aggregate acquisition and renovation fees to the Sponsor under the terms of this agreement, $17.3 million and $26.9 million of which has been capitalized related to asset acquisitions and included in the cost of the single-family properties, and $0.3 million and $1.0 million has been expensed related to property acquisitions with in-place leases, respectively. As of March 31, 2014, accrued and unpaid acquisition and renovation fees were $5.1 million, which have been included in amounts payable to affiliates in the accompanying condensed consolidated balance sheets. As of December 31, 2013, accrued and unpaid acquisition and renovation fees were $2.6 million, which have been included net of certain amounts due from the Sponsor, and included in escrow deposits, prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

Employee Administration Agreement

        In connection with the Management Internalization on June 10, 2013 (see Note 11), we entered into an employee administration agreement with Malibu Management, Inc. ("MMI"), an affiliate of the Sponsor, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of the Sponsor. Under terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and are able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We are required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We do not pay any fee or any other form of compensation to MMI. Total compensation and benefit costs paid by MMI and passed through to us under the agreement during the three months ended March 31, 2014 were $9.0 million. As of March 31, 2014, accrued and unpaid reimbursable compensation and benefit costs due to MMI were $0.1 million, which has been included in the amounts payable to affiliates in the accompanying condensed consolidated balance sheet.

Allocated general and administrative expenses

        The Company received an allocation of general and administrative expenses from the Sponsor that were either clearly applicable to or were reasonably allocated to the operations of the properties prior to contribution by the Sponsor. Allocated general and administrative expenses prior to the date of contribution were $1.0 million for the three months ended March 31, 2013 and have been included in general and administrative expense in the accompanying condensed consolidated statements of operations.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10. Contributions by our Sponsor

2,770 Property Contribution

        On February 28, 2013, we entered into an agreement with the Sponsor providing for the contribution of 2,770 single-family properties for total consideration of $491.7 million (the "2,770 Property Contribution"). The consideration to our Sponsor was 31,085,974 Series C convertible units in our Operating Partnership and 634,408 Class B common shares valued at $15.50 per unit/share, which approximated fair value as of the date of the transaction. Because the 2,770 Property Contribution has been deemed to be a transaction between entities under common control, the shares issued and the property received have been recorded by us at the Sponsor's historical book value and reflected as if they had been acquired by us on the dates such properties were acquired by our Sponsor. Upon consummation of the transaction on February 28, 2013, the total $386.5 million net asset value of the property contribution was reclassified from additional paid-in capital to (i) noncontrolling interest in connection with the issuance of $378.8 Series C units in our Operating Partnership and (ii) Class B common shares in connection with the issuance of $7.7 million Class B common shares.

Note 11. Acquisitions and Dispositions

Management Internalization

        On June 10, 2013, the Company completed the Management Internalization for the purpose of internalizing its corporate and property operations management and acquired 100% of the membership interests in the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in our Operating Partnership, which were valued at $65.2 million and $64.9 million, respectively, as of the date of issuance using a Monte Carlo Simulation model. Under the terms of the respective contribution agreement, among other things, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to the Company.

        The following table summarizes the estimated fair values of the assets acquired as part of the Management Internalization as of the date of acquisition (in thousands):

Buildings and improvements	$4,214
Identified intangible assets:
Trademark	3,100
Database	2,100
Goodwill	120,655

Fair value of acquired assets	$130,069

        Under the terms of the Management Internalization contribution agreement, net monetary assets, as defined, of the Advisor and Property Manager as of June 10, 2013 were to be settled in cash between the Company and the Sponsor subsequent to the date of the transaction. Accordingly, estimated net monetary assets of $7.0 million, including estimated cash and cash equivalents of $9.0 million, were recorded as of the date of the Management Internalization. The Company and the Sponsor are currently in the process of completing the reconciliation of net monetary assets pursuant to the terms of the Management Internalization contribution agreement, which is anticipated to result in a net receivable to the Company.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

        Since the date of the Management Internalization, the Company has consolidated the Advisor and the Property Manager and the results of these operations are reflected in the accompanying condensed consolidated financial statements.

Alaska Joint Venture Acquisition

        On June 11, 2013, the Company acquired 100% of the membership interests in American Homes 4 Rent I, LLC (the "Alaska Joint Venture") from Alaska Permanent Fund Corporation ("APFC") and the Sponsor for a purchase price of $904.5 million (the "Alaska Joint Venture Acquisition"). The purchase price consisted of the issuance of 43,609,394 Class A common shares in the Company to APFC and 12,395,965 Class A units in the Operating Partnership to the Sponsor (see Note 8). As part of the Alaska Joint Venture Acquisition, the Company acquired a portfolio of 4,778 single-family properties, as well as the right to receive all net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013. Net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013 and prior to the Company's ownership on June 11, 2013 were approximately $1.9 million, which have been included in the assets acquired as part of the Alaska Joint Venture Acquisition. The Company completed the Alaska Joint Venture Acquisition for the purpose of acquiring a portfolio of 4,778 single-family properties, which was 75% leased as of the date of acquisition.

        The following table summarizes the estimated fair values of the assets acquired as part of the Alaska Joint Venture Acquisition as of the date of acquisition (in thousands):

Land	$156,648
Building and improvements	740,396
Receivable for net cash flows prior to acquisition date	1,896
Value of in-place leases	5,547

Fair value of acquired assets	$904,487

        Pursuant to the Alaska Joint Venture Acquisition contribution agreement, net monetary assets, as defined, of the Alaska Joint Venture as of April 30, 2013 are to be used to fund all remaining initial repair and renovation costs of the 4,778 single-family properties, with any potential shortfalls to be paid for by the Sponsor. Accordingly, estimated net monetary assets of the Alaska Joint Venture of $13.0 million, including estimated cash and cash equivalents of $23.0 million, were recorded as of the date of the Alaska Joint Venture Acquisition in the accompanying condensed consolidated balance sheet. The Company and the Sponsor are currently in the process of completing the reconciliation of net monetary assets and remaining initial repair and renovation costs pursuant to the terms of the Alaska Joint Venture contribution agreement, which is anticipated to result in a net receivable to the Company.

        Since the date of the Alaska Joint Venture Acquisition, the Company has consolidated the Alaska Joint Venture and the results of its operations are reflected in the accompanying condensed consolidated financial statements.

RJ Joint Ventures Acquisition

        On June 14, 2013, the Sponsor contributed its remaining ownership interest in RJ American Homes 4 Rent Investments, LLC ("RJ LLC") to the Company, 653,492 3.5% convertible perpetual

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

preferred units held by the Sponsor were converted into 653,492 Class A units and the Company issued 705,167 additional Class A units to the Sponsor (collectively, the "2013 RJ Transaction"). The fair value of the 705,167 Class A units issued has been estimated to be $11,283,000, which has been determined using the most recent trading price in the Company's Class A common shares, into which the Class A units are convertible into on a one-for-one basis. Additionally, our Operating Partnership made a $7.6 million loan to RJ American Homes 4 Rent One, LLC ("RJ1"), the proceeds of which were used to extinguish the balance of an outstanding loan as of the date of the 2013 RJ Transaction. The Company completed the 2013 RJ Transaction for the purpose of gaining 100% ownership of RJ LLC and therefore control over RJ1 and RJ American Homes 4 Rent Two, LLC ("RJ2"). As of the date of the 2013 RJ Transaction, the RJ1 and RJ2 portfolios collectively consisted of 377 single-family properties.

        The following table summarizes the estimated fair values of the net assets of RJ LLC, RJ1 and RJ2 that the Company gained control over on June 14, 2013 and the associated 67% noncontrolling interest held by third party accredited investors in RJ1 and RJ2, respectively (in thousands):

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

        The following table presents the Company's supplemental consolidated pro forma total revenues and net income as if the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Pro forma total revenues (1)	$77,278	$14,279
Pro forma net loss (1)	$(6,935)	$(5,416)

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction occurred on January 1, 2013.

        Additionally, due to the inherent complexity of the accompanying consolidated financial statements as a result of the transactions completed between entities under common control, management believes that presentation of pro forma net loss attributable to common shareholders and on a per share basis is not meaningful and has therefore only presented pro forma total revenues and net loss as if the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2013 above.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12. Earnings per share

        The following table reflects the computation of net loss per share on a basic and diluted basis for the three months ended March 31, 2014 and 2013 (in thousands, except share information):

	For the Three Months Ended March 31,
	2014	2013
Income (loss) (numerator):
Loss from continuing operations	$(6,935)	$(6,879)
Income from discontinued operations	—	22
Noncontrolling interest	3,620	895
Dividends on preferred shares	3,121	—

Net loss attributable to common shareholders	$(13,676)	$(7,752)

Weighted-average shares (denominator)	185,504,294	48,233,982
Net loss per share- basic and diluted:
Loss from continuing operations	$(0.07)	$(0.16)
Income from discontinued operations	—	—

Net loss per share- basic and diluted	$(0.07)	$(0.16)

        Total weighted average shares for the three months ended March 31, 2014 and 2013 shown above excludes an aggregate of 65,292,016 and 35,805,467 of shares or units in our Operating Partnership, respectively, common shares issuable upon exercise of the option pursuant to a subscription agreement with the Sponsor, Series A and B preferred shares, stock options, and restricted stock units because they were antidilutive.

        Due to the inherent complexity of the accompanying condensed consolidated financial statements as a result of the transactions completed between entities under common control (see Note 10), management does not consider the historical net loss per share computations to be meaningful.

Note 13. Commitments and contingencies

        In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of March 31, 2014 and December 31, 2013, the Company had aggregate outstanding commitments of $3.4 million and $1.5 million, respectively, in connection with these contracts.

        As of March 31, 2014 and December 31, 2013, we had commitments to acquire 532 and 536 single-family properties, respectively, with an aggregate purchase price of $73.5 million and $75.5 million, respectively.

        We are involved in various legal proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 14. Noncash transactions

        On February 28, 2013, our Sponsor contributed 2,770 single-family properties to the Company in exchange for 31,085,974 Series C convertible units in our Operating partnership and 634,408 Class B common shares (see Note 10).

Note 15. Fair Value

        The carrying amount of rents and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses and other assets, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts. As the Company's credit facility bears variable interest at 30 day LIBOR plus 2.75% and was recently amended on September 30, 2013, management believes the carrying value of the credit facility as of March 31, 2014 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

        The Company's contingently convertible Series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis in the accompanying condensed consolidated financial statements and are both valued using a Monte Carlo simulation model.

        Inputs to the model used to value the contingently convertible Series E units liability include a risk-free rate corresponding to the assumed timing of the conversion date and a volatility input based on the historical volatilities of selected peer group companies. The starting point for the simulation is the most recent trading price in the Company's Class A common shares, into which the Series E units are ultimately convertible. The timing of such conversion is based on the provisions of the contribution agreement and the Company's best estimate of the events that trigger such conversions.

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

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 15. Fair Value (Continued)

        The following table sets forth the fair value of the contingently convertible Series E units liability and preferred shares derivative liability as of March 31, 2014 (in thousands):

		March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingently convertible Series E units liability	$69,694	$—	$—	$69,694
Preferred shares derivative liability	$29,849	$—	$—	$29,849

        The following table presents changes in the fair value of the contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis, with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the accompanying condensed consolidated statements of operations, for the three months ended March 31, 2014 (in thousands):

Description	January 1, 2014	Issuances	Remeasurement included in earnings	March 31, 2014
Contingently convertible Series E units liability	$66,938	$—	$2,756	$69,694
Preferred shares derivative liability	$28,150	$1,242	$457	$29,849

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

Note 16. Subsequent events

Subsequent Acquisitions

        From April 1, 2014 through April 30, 2014, we acquired 513 properties with an aggregate purchase price of approximately $72.1 million. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Borrowings on Credit Facility

        From April 1, 2014 through April 30, 2014, the Company borrowed an additional $121.0 million under the credit facility, resulting in an outstanding balance of $792.0 million on April 30, 2014.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 16. Subsequent events (Continued)

Additionally, on May 2, 2014, the Company made a $179.0 million paydown using proceeds from the 5.50% Series C participating preferred shares issuance, as described below. Following this paydown on May 2, 2014, the loan had an outstanding balance of $613.0 million.

Appointment of Chief Financial Officer

        In April 2014, the Company announced the appointment of Diana M. Laing as Chief Financial Officer, effective May 18, 2014.

Issuance of 5.50% Series C Participating Preferred Shares

        On May 2, 2014, the Company issued 7,600,000 5.50% Series C participating preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $190.0 million. In addition, the Company granted the underwriters an option to purchase up to an additional 1,110,000 5.50% Series C participating preferred shares on or before May 29, 2014 solely to cover overallotments.

Securitization Transaction

        On May 13, 2014, the Company announced pricing of a securitization transaction. The transaction involves the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by approximately 3,852 homes of the Company's portfolio of single-family properties sold to one of its affiliates. The Company anticipates gross proceeds from the sale of its certificates of approximately $481 million from the offering, with a duration-weighted blended interest rate of LIBOR plus 154 basis points. The transaction is expected to close on or about May 21, 2014.

        The certificates will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The certificates will be offered and sold in the United States in accordance with Rule 144A under the Securities Act. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of the certificates in any jurisdiction in which such offer, solicitation or sale would be unlawful under the laws of such jurisdiction.

Declaration of Dividends

        On May 8, 2014, our board of trustees declared a quarterly dividend of $0.05 per Class A common share payable on June 30, 2014 to shareholders of record on June 15, 2014. Additionally, our board of trustees also declared the quarterly dividends of $0.3125 per share on the Company's 5.0% Series A Participating Preferred Shares payable on June 30, 2014 to shareholders of record on June 15, 2014 and of $0.3125 per share on the Company's 5.0% Series B Participating Preferred Shares payable on June 30, 2014 to shareholders of record on June 15, 2014. The board of trustees also declared the initial pro-rated quarterly dividend of $0.225347 per share on the Company's 5.50% Series C Participating Preferred Shares payable on June 30, 2014 to shareholders of record on June 15, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

        We are a Maryland REIT focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of American Homes 4 Rent, LLC (the "Sponsor"), which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market.

        As of March 31, 2014, we owned 25,505 single-family properties in selected sub-markets of metropolitan statistical areas, or MSAs, in 22 states (as compared to 7,574 single-family properties in 18 states as of March 31, 2013), and had an additional 532 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $73.5 million. As of March 31, 2014, 20,666, or 81%, of our total properties were leased (as compared to 2,338, or 31%, of our total properties as of March 31, 2013). As of March 31, 2014, our entire portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

        The following table provides a summary of our single-family properties as of March 31, 2014:

	Properties (1)		Gross Book Value			Averages Per Property
Market	Number of Properties	% of Total	($ millions)	% of Total	Avg. per Property	Average Sq. Ft.	Avg. Age Years
Dallas-Fort Worth, TX	2,364	9.3%	$371.3	8.6%	$157,064	2,176	10.4
Indianapolis, IN	2,226	8.7%	329.3	7.6%	147,949	1,910	12.6
Greater Chicago area, IL and IN	1,645	6.4%	262.8	6.1%	159,764	1,876	12.6
Atlanta, GA	1,562	6.1%	259.2	6.0%	165,909	2,148	13.3
Cincinnati, OH	1,416	5.6%	241.7	5.6%	170,665	1,845	13.5
Houston, TX	1,391	5.5%	239.8	5.6%	172,360	2,277	9.8
Charlotte, NC	1,237	4.9%	208.8	4.8%	168,802	1,967	10.9
Jacksonville, FL	1,080	4.2%	158.5	3.7%	146,766	1,919	10.0
Nashville, TN	1,075	4.2%	220.1	5.1%	204,719	2,205	9.7
Phoenix, AZ	962	3.8%	147.5	3.4%	153,280	1,811	11.6
All Others (2)	10,547	41.3%	1,871.8	43.5%	177,489	1,900	11.0

Total / Average	25,505	100.0%	$4,310.8	100.0%	$169,019	1,971	11.3

(1)
Includes 377 properties in which we hold an approximate one-third interest.
(2)
Represents 31 markets in 19 states.

        The following table summarizes our leasing experience through March 31, 2014:

	Number of Properties
Market	Not Rent Ready (1)	Leased (2)	Available for Rent 30+ Days (3)	Available for Rent 90+ Days (4)	30+ Days Occupancy % (5)	90+ Days Occupancy % (6)	Average Annual Scheduled Rent Per Property
Dallas-Fort Worth, TX	232	1,915	2,032	1,975	94.2%	97.0%	$17,613
Indianapolis, IN	230	1,762	1,931	1,842	91.2%	95.7%	14,908
Atlanta, GA	153	1,296	1,381	1,355	93.8%	95.6%	15,891
Greater Chicago area, IL and IN	321	1,077	1,231	1,160	87.5%	92.8%	19,301
Houston, TX	248	1,039	1,112	1,085	93.4%	95.8%	18,474
Charlotte, NC	135	1,027	1,075	1,064	95.5%	96.5%	15,865
Cincinnati, OH	249	964	1,079	1,039	89.3%	92.8%	16,901
Nashville, TN	72	949	1,000	988	94.9%	96.1%	17,950
Phoenix, AZ	34	893	961	953	92.9%	93.7%	13,398
Jacksonville, FL	145	836	911	888	91.8%	94.1%	15,263
All Other (7)	960	8,567	9,347	9,034	91.7%	94.8%	16,540

Total / Average	2,779	20,325	22,060	21,383	92.1%	95.1%	$16,562

(1)
Includes properties under renovation and excludes vacant properties available for lease and properties held for sale.
(2)
Includes leases on properties for which we have completed renovations and excludes leases with tenants existing at the date of acquisition.
(3)
Available for Rent 30+ Days represents the number of properties that have been leased after we have completed renovations or are available for rent (i.e., "rent-ready") for a period of greater than 30 days.
(4)
Available for Rent 90+ Days represents the number of properties that have been leased after we have completed renovations or are available for rent (i.e., "rent-ready") for a period of greater than 90 days.
(5)
Occupancy percentage is computed by dividing the number of leased properties by the number of properties available for rent 30+ days from the date of completing initial renovations (i.e., occupancy percentage is net of vacancy associated with properties in turn).
(6)
Occupancy percentage is computed by dividing the number of leased properties by the number of properties available for rent 90+ days from the date of completing initial renovations (i.e., occupancy percentage is net of vacancy associated with properties in turn).
(7)
Represents 31 markets in 19 states.

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

        The Sponsor's acquisition and renovation platform, together with the breadth and depth of our executive team has provided processes and systems to accumulate and regularly evaluate relevant data on a real-time basis to track and manage key aspects of our business, such as acquisition costs, renovation costs and the amount of time required to convert an acquired single-family home to a rental property.

  Property Operations

        The acquisition of properties involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association ("HOA") fees (when applicable). In addition, we typically incur costs between $5,000 and $25,000 to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among properties for several reasons, including the property's acquisition channel, the age and condition of the property and whether the property was vacant when acquired. Our operating results also are impacted by the amount of time it takes to market and lease a property, as well as the length of stay by our tenants. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques and the size of our available inventory. We actively monitor these measures and trends.

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

        We expect that the overall occupancy of our portfolio will continue to increase as the proportion of recently acquired properties declines relative to the size of our entire portfolio. Nevertheless, in the near term, our ability to drive revenue growth will depend in large part on our ability to efficiently renovate and lease newly acquired properties, maintain occupancy in the rest of our portfolio and acquire additional properties, both leased and vacant.

        Over the longer term and as our total portfolio occupancy stabilizes, our ability to maintain and grow revenues will become more dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on our experience with 1,686 leases that expired during the three months ended March 31, 2014, 71.8% of the tenants renewed their leases at an average increase in rental rate of 2.8%. To date, our leasing efforts have been primarily focused on increasing our overall portfolio occupancy and not increasing rental rates. We believe that there will be significant opportunity to optimize rental rates in the future as our total portfolio occupancy stabilizes.

  Expenses

        We monitor the following categories of expenses that we believe most significantly affect our results of operations.

  Property Operating Expenses

        Once a property is available for lease, which we refer to as "rent-ready," we incur ongoing property-related expenses, primarily HOA fees (when applicable), property taxes, insurance, marketing expenses, and repairs and maintenance, which may not be subject to our control.

  Property Management Expenses

        As we now internally manage our entire portfolio of single-family properties through our proprietary property management platform, we incur costs such as salary expenses for property management personnel, lease expenses for property management offices and technology expenses for maintaining the property management platform. As part of developing our property management platform, we have made significant investments in our infrastructure, systems and technology. We believe that these investments will enable the costs of our property management platform to become more efficient over time and as our overall portfolio grows in size.

  General and Administrative Expense

        General and administrative expense primarily consists of payroll and personnel costs, trustees' and officers' insurance expenses, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions.

Note Regarding Our Historical Operations and Presentation of Our Financial Results

        From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the "Advisor") and the leasing, managing and advertising of our properties was overseen and directed by American Homes 4 Rent Management Holdings, LLC (the "Property Manager"), both of which were subsidiaries of the Sponsor. On June 10, 2013, we entered into the Management Internalization and acquired the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in American Homes 4 Rent, L.P. (the "Operating Partnership"). We now have an integrated operating platform that provides our property management, marketing, leasing, financial and administrative functions. Our acquisition and renovation functions will continue to be performed by the Sponsor until at least December 10, 2014. On September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of the Sponsor's acquisition and renovation personnel necessary for our operations. No additional consideration will be paid to the Sponsor in connection with exercising our employment offer right. Until December 10, 2014 we will continue to pay the Sponsor a 5% acquisition and renovation fee and, separately, the Sponsor will pay us a monthly fee of $100,000 for maintenance and use of certain intellectual property transferred to us in the Management Internalization.

        Prior to the Management Internalization, the Sponsor exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, our consolidated financial statements retroactively reflect two transactions between us and the Sponsor as transactions between entities under common control. In December 2012, the Sponsor contributed 367 properties to us with an agreed-upon value of $49,444,000 and made a cash investment of $556,000, in exchange for 3,300,000 Class A common shares, 667 Class B common shares, and 32,667 Class A units of our Operating Partnership. In February 2013, the Sponsor contributed a portfolio of 2,770 single-family properties to us with an agreed-upon value of $491,666,000, in exchange for 31,085,974 Series C units of our Operating Partnership and 634,408 of our Class B common shares. As noted in our consolidated financial statements, the accounts relating to the properties acquired in those transactions have been reflected retroactively at the Sponsor's net book value. The Sponsor commenced acquiring these properties on June 23, 2011, and, accordingly, the statements of operations reflect activity prior to our date of formation. Our consolidated financial statements are not indicative of our past or future results and do not reflect our financial position, results of operations, changes in equity and cash flows had they been presented as if we had been operated independently during the period presented. Accordingly, this discussion of our financial statements encompasses certain aspects of the historical operations of the Sponsor.

Results of Operations

  Property Revenues

        Our property revenues, which we define as rents and fees from single-family properties and tenant charge-backs, were $77.0 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively. This increase is primarily attributable to the overall growth of the size of our portfolio and increases in our total portfolio occupancy.

        Our property revenues of $77.0 million for the three months ended March 31, 2014 represent a $12.5 million, or 19.4%, increase over property revenues for the three months ended December 31, 2013. This sequential quarter growth is primarily driven by our total portfolio occupancy which increased from 75% at December 31, 2013 to 81% at March 31, 2014.

  Property Operating Expenses

        Property operating expenses, which primarily consist of direct property operating expenses and the costs associated with operating our property management platform, were $38.3 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively. The increases are primarily due to the overall growth in size of our portfolio and development of our property management platform.

        Property operating expenses of $38.3 million for the three months ended March 31, 2014 represent a $5.5 million, or 16.7%, increase over the three months ended December 31, 2013. This sequential quarter growth is primarily due to increases in our average number of leased and rent ready homes from 20,524 during the three months ended December 31, 2013 to 22,726 during the three months ended March 31, 2014.

        Additionally, during the three months ended March 31, 2014, we incurred approximately $1.2 million in freeze related damages as a result of extreme cold weather conditions in certain markets. As these damages are expected to be fully recovered through insurance reimbursement, we have reflected our related aggregate insurance deductible of $0.4 million (representing total aggregate deductible based on three separate winter storms) within vacant single-family property operating expenses and other in the accompanying condensed consolidated statements of operations. Further, as a result of the extreme cold weather conditions in certain markets, we also incurred increased vacant property operating costs, associated with higher utility usage and cold weather maintenance during the three months ended March 31, 2014.

        Additionally, during the three months ended March 31, 2014, we incurred approximately $0.4 million of one-time termination fees and other costs related to finalizing the internalization of certain markets that were transitioned onto our property management platform in the fourth quarter of 2013. These costs have been included in vacant single-family property operating expenses and other in the accompanying condensed consolidated statements of operations.

  Leased Property Operating Performance

        The following is a summary of our leased property operating performance (in thousands, except number of properties):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2014	March 31, 2013
Rents from single-family properties	$73,761	$61,843	$73,761	$6,495
Fees from single-family properties	1,358	1,409	1,358	64
Tenant charge-backs	1,890	1,218	1,890	—
Less: leased property operating expense	(29,266)	(24,470)	(29,266)	(2,503)

Net operating income (1)	$47,743	$40,000	$47,743	$4,056

Number of leased properties	20,666	17,328	20,666	2,338

(1)
Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI as rents and fees from single-family properties and tenant charge-backs, less property operating expenses for leased single-family properties. A reconciliation of NOI to net loss as determined in accordance with GAAP is located at the end of this Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Our NOI margin, calculated as NOI divided by rents and other property-related revenues, was 62% for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, which we believe should improve as we reach scale in certain markets and further leverage the fixed costs of our internal property management platform.

  General and Administrative Expense and Advisory Fees

        General and administrative expense, which primarily consists of payroll and personnel costs, trustees' and officers' insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $5.1 million and $1.6 million for three months ended March 31, 2014 and 2013, respectively. General and administrative expense for the three months ended March 31, 2013 also includes $1.0 million of allocated general and administrative expenses incurred by the Sponsor that were either clearly applicable to or reasonably allocated to the operations of contributed properties prior to the date of contribution by the Sponsor.

        General and administrative expense for the three months ended March 31, 2014 of $5.1 million represents a $1.4 million, or 38.4%, increase over the three months ended December 31, 2013. This sequential quarter increase is primarily due to an additional $0.6 million in professional fees related to 2013 audit and tax work, and approximately $0.6 million in additional state taxes.

        Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by the Advisor under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged the Advisor which incurred these costs and performed these functions, and paid it an advisory fee that was calculated as 1.75% per year of shareholders' equity (as defined in the advisory management agreement). Advisory fees incurred to the Advisor prior to the Management Internalization during the three months ended March 31, 2013 were $2.7 million.

  Noncash Share-Based Compensation Expense

        Noncash share-based compensation expense was $0.5 million and $0.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively, and primarily relates to options to purchase Class A common shares issued to our trustees and employees.

  Acquisition Fees and Costs Expensed

        Acquisition fees and costs expensed are incurred in connection with our recent business combinations and the acquisition of properties with existing leases (including the Sponsor's acquisition and renovation fee equal to 5% of the actual purchase price and renovation costs of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost. For the three months ended March 31, 2014 and 2013, acquisition fees and costs expensed include $0.3 million and $1.0 million, respectively, of acquisition fees associated with single-family properties acquired with in-place leases and $0.2 million and $0.4 million, respectively, of transaction costs incurred with pursuing unsuccessful single-family property acquisitions. Following the completion of the Management Internalization, we will continue to pay the Sponsor's acquisition and renovation fee until at least December 10, 2014. Additionally, after September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of the Sponsor's acquisition and renovation personnel necessary for our operations. Our future acquisition fees and costs (including the 5% acquisition and renovation fee we pay the Sponsor) will vary based on the volume of our acquisitions and renovations going forward.

  Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives, which is calculated on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset's estimated economic useful life. Depreciation and amortization expense was $35.1 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.

  Cash Flows

        Our cash flows from operating activities depends on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses. Net cash provided by operating activities was $47.2 million and $5.4 million for the three months ended March 31, 2014 and 2013, respectively.

        Our net cash used in investing activities primarily consists of the acquisition cost of properties and the costs of renovating our properties. Net cash used in investing activities was $379.1 million and $586.3 million for the three months ended March 31, 2014 and 2013, respectively, and includes $45.4 million and $49.1 million of renovation costs to prepare the properties for rental, respectively. These costs typically include paint, flooring, appliances, blinds and landscaping.

        Net cash provided by financing activities was $286.1 million and $703.2 million for the three months ended March 31, 2014 and 2013, respectively. Our net cash provided by financing activities for the three months ended March 31, 2014 primarily consisted of $296.0 million in net borrowings under the credit facility. Our net cash provided by financing activities for the three months ended March 31, 2013 primarily consisted of approximately $703.5 million from the issuance of our Class A common shares sold in the March 2013 private placement.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see "Notes to Unaudited Condensed Consolidated Financial Statements, Note 2—Significant Accounting Policies."

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

  Leasing Costs

        Direct and incremental costs that we incur to lease our properties are capitalized and amortized over the term of the leases, which generally have a term of one year. Prior to the Management Internalization, we paid the Property Manager a leasing fee equal to one-half of one month's rent for each lease.

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

  Intangible Assets

        Intangible assets are amortized on a straight-line basis over the asset's estimated economic life and are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. The identified intangible assets acquired as part of the Management Internalization are being amortized over the following estimated economic lives:

Amortizable Life
Trademark	4.7 years
Database	7 years

  Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, overall delinquencies and available security deposits. The Company's allowance for doubtful accounts was $0.8 million and $1.2 million as of March 31, 2014 and December 31, 2013, respectively.

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

  Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rent and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses and other assets, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts. As the Company's credit facility bears variable interest at 30 day LIBOR plus 2.75% and was recently entered into on March 7, 2013 and further amended on September 30, 2013, management believes the carrying value of the credit facility as of March 31, 2014 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2). The Company's contingently convertible Series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements.

  Income Taxes

        We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income.

        However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will be continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our taxable REIT subsidiary will be subject to federal, state and local taxes on its income at regular corporate rates. The tax years from 2012 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject.

        ASC 740-10 Income Taxes requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the "more likely than not" threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of March 31, 2014, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

        Our liquidity and capital resources as of March 31, 2014 included cash and cash equivalents of $103.2 million. Additionally, as of March 31, 2014, $671 million was outstanding and $129 million was available under our credit facility. From April 1, 2014 through May 2, 2014, the Company borrowed an additional $121.0 million under the credit facility and made payments on the credit facility totaling $179.0 million. On May 2, 2014, the loan had an outstanding balance of $613.0 million.

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

        We will seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities (including Operating Partnership units), asset securitizations, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities and borrowings under our credit facility. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income net of operating expenses and recurring capital expenditures will generally provide cash flow sufficient to fund our operations and dividend distributions. However, a significant number of our properties are not fully stabilized. In addition, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

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

  Credit Facility

        We have an $800 million senior secured revolving credit facility with a group of financial institutions. The amount that may be borrowed under the credit facility is generally based on 50% of the lower of cost or the value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the "Borrowing Base." Borrowings under the credit facility are available through March 7, 2015, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%.

        The credit facility is secured by our Operating Partnership's membership interests in entities that own our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth (as defined) of not less than the sum of 85% of our tangible net worth as of September 30, 2013 plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of March 31, 2014, the Company was in compliance with all covenants.

Subsequent Events

Subsequent Acquisitions

        From April 1, 2014 through April 30, 2014, we acquired 513 properties with an aggregate purchase price of approximately $72.1 million. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Borrowings on Credit Facility

        From April 1, 2014 through April 30, 2014, the Company borrowed an additional $121.0 million under the credit facility, resulting in an outstanding balance of $792.0 million on April 30, 2014. Additionally, on May 2, 2014, the Company made a $179.0 million paydown using proceeds from the 5.50% Series C participating preferred shares issuance, as described below. Following this paydown on May 2, 2014, the loan had an outstanding balance of $613.0 million.

Appointment of Chief Financial Officer

        In April 2014, the Company announced the appointment of Diana M. Laing as Chief Financial Officer, effective May 18, 2014.

Issuance of 5.50% Series C Participating Preferred Shares

        On May 2, 2014, the Company issued 7,600,000 5.50% Series C participating preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $190.0 million. In addition, the Company granted the underwriters an option to purchase up to an additional 1,110,000 5.50% Series C participating preferred shares on or before May 29, 2014 solely to cover overallotments.

Securitization Transaction

        On May 13, 2014, the Company announced pricing of a securitization transaction. The transaction involves the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by approximately 3,852 homes of the Company's portfolio of single-family properties sold to one of its affiliates. The Company anticipates gross proceeds from the sale of its certificates of approximately $481 million from the offering, with a duration-weighted blended interest rate of LIBOR plus 154 basis points. The transaction is expected to close on or about May 21, 2014.

        The certificates will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The certificates will be offered and sold in the United States in accordance with Rule 144A under the Securities Act. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of the certificates in any jurisdiction in which such offer, solicitation or sale would be unlawful under the laws of such jurisdiction.

Declaration of Dividends

        On May 8, 2014, our board of trustees declared a quarterly dividend of $0.05 per Class A common share payable on June 30, 2014 to shareholders of record on June 15, 2014. Additionally, our board of trustees also declared the quarterly dividends of $0.3125 per share on the Company's 5.0% Series A Participating Preferred Shares payable on June 30, 2014 to shareholders of record on June 15, 2014 and of $0.3125 per share on the Company's 5.0% Series B Participating Preferred Shares payable on June 30, 2014 to shareholders of record on June 15, 2014. The board of trustees also declared the initial pro-rated quarterly dividend of $0.225347 per share on the Company's 5.50% Series C Participating Preferred Shares payable on June 30, 2014 to shareholders of record on June 15, 2014.

Off-Balance Sheet Arrangements

        We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arranagements.

Non-GAAP Measures

Net Operating Income

        Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI as rents and fees from single-family properties and tenant charge-backs, less property operating expenses for leased single-family properties. NOI excludes income from discontinued operations, remeasurement of preferred shares, remeasurement of Series E units, depreciation and amortization, acquisition fees and costs expensed, noncash share-based compensation expense, interest expense, advisory fees, general and administrative expense, property operating expenses for vacant single-family properties and other and other revenues.

        The Company considers NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our leased single-family properties. It should be considered only as a supplement to net loss as a measure of our performance. NOI should not be used as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to pay dividends or make distributions. NOI also should not be used as a supplement to or substitute for net loss or net cash flows from operating activities (as computed in accordance with GAAP). Because other REITs may define NOI differently, NOI may not be comparable to NOI reported by other REITs. The following is a reconciliation of NOI to net loss as determined in accordance with GAAP (in thousands):

	For the Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Net loss	$(6,935)	(9,471)	$(6,857)
Income from discontinued operations	—	—	(22)
Remeasurement of Preferred Shares	457	1,810	—
Remeasurement of Series E units	2,756	1,619	—
Depreciation and amortization	35,131	33,160	2,905
Acquisition fees and costs expensed	452	814	1,390
Noncash share-based compensation expense	532	473	174
Interest expense	1,502	—	370
Advisory fees	—	—	2,742
General and administrative expense	5,074	3,667	1,625
Property operating expenses for vacant single-family properties and other	9,043	8,348	1,729
Other revenues	(269)	(420)	—

Net operating income	$47,743	$40,000	$4,056

Funds from Operations and Core Funds from Operations

        Funds from operations ("FFO") is a non-GAAP measure that we calculate in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Core funds from operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute Core FFO by adjusting FFO for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of properties with existing leases, (2) noncash share-based compensation expense and (3) noncash fair value adjustments associated with remeasuring our Series E units liability and preferred shares derivative liability to fair value.

        We present FFO and FFO per FFO share (defined as weighted average common shares outstanding, with assumed conversion of all Operating Partnership units that are potentially convertible into common shares) because we consider FFO to be an important measure of the performance of real estate companies, as do many analysts in evaluating our Company. We believe that FFO is a helpful measure of a REIT's performance since FFO excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time. We believe that real estate values fluctuate due to market conditions and in response to inflation. We also believe that Core FFO and Core FFO per FFO share are helpful to investors as supplemental measures of the operating performance of our Company as they allow investors to compare our operating performance to prior reporting periods without the effect of certain items that, by nature, are not comparable from period to period. FFO and Core FFO are not a substitute for net cash flow provided by operating activities or net loss per share, as determined in accordance with GAAP, as a measure of our liquidity, operating performance or ability to pay dividends. FFO and Core FFO also are not necessarily indicative of cash available to fund future cash needs. Because other REITs may not compute FFO and Core FFO in the same manner, FFO and Core FFO may not be comparable among REITs.

        The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO and Core FFO for the three months ended March 31, 2014 and 2013 (amounts in thousands, except share and per share information):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Net loss attributable to common shareholders	$(13,676)	$(7,752)
Adjustments:
Noncontrolling interests in the Operating Partnership	3,715	895
Depreciation and amortization of real estate assets	33,827	2,905

Funds from operations	$23,866	$(3,952)

Adjustments:
Acquisition fees and costs expensed	452	1,390
Noncash share-based compensation expense	532	174
Gain on remeasurement of equity method investment	—	—
Remeasurement of Series E units	2,756	—
Remeasurement of Preferred shares	457	—

Core funds from operations	$28,063	$(2,388)

Weighted average number of FFO shares (1)	239,127,560	59,094,349

FFO per weighted average FFO share	$0.10	$(0.07)

Core FFO per weighted average FFO share	$0.12	$(0.04)

(1)
Includes quarterly weighted average common shares outstanding and assumes full conversion of all Operating Partnership units outstanding, including 13,787,292 Class A units, 31,085,974 Series C units, 4,375,000 Series D units and 4,375,000 Series E units.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

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

        As of March 31, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility of $671.0 million. All borrowings under our credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase/decrease in the LIBOR rate on our projected annual interest expense as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$(6,710)	$(3,750)
Rate decrease of 1%	$6,710	$3,750

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

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

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

Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company currently is not subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors as disclosed in the section entitled "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 26, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  On May 2, 2014, concurrently with our public offering of 5.50% Series C participating preferred shares, the Company sold 200,000 5.50% Series C participating preferred shares at the public offering price of $25.00 per share to the daughter of our Chairman of the Board of Trustees, B. Wayne Hughes, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

  (b)
  Not required.

  (c)
  The Company did not repurchase any of its equity securities during the quarter ended March 31, 2014.

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

AMERICAN HOMES 4 RENT

/s/ DAVID P. SINGELYN

David P. Singelyn
 Chief Executive Officer and
Interim Chief Financial Officer
(Principal executive officer, principal financial officer and duly authorized accounting officer)
Date: May 14, 2014

Exhibit Index

Exhibit Number		Exhibit Document
2.1	‡	Amended and Restated Contribution Agreement, dated December 28, 2012, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.2	‡	First Amendment to Amended and Restated Contribution Agreement, dated January 30, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.3	‡	Second Amendment to Amended and Restated Contribution Agreement, dated March 18, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, L.P., American Homes 4 Rent Properties One, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.4	‡	Contribution Agreement, dated February 25, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent, American Homes 4 Rent, L.P. and AH4R Properties Holdings, LLC (Incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.5	‡	Contribution Agreement, dated May 28, 2013, by and among American Homes 4 Rent, LLC, American Homes 4 Rent and American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 2.5 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

2.6	‡	Contribution Agreement, dated June 11, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, LLC, Alaska Permanent Fund Corporation, American Homes 4 Rent, L.P., American Homes 4 Rent I, LLC and American Homes 4 Rent TRS, LLC (Incorporated by reference to Exhibit 2.6 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

3.1		Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

3.2		First Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

3.3		Articles Supplementary for American Homes 4 Rent 5.000% Series A Participating Preferred Shares (Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-191015) filed October 25, 2013.)

3.4		Articles Supplementary for American Homes 4 Rent 5.000% Series B Participating Preferred Shares (Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-192592) filed December 27, 2013.)

Exhibit Number	Exhibit Document
3.5	Articles Supplementary for American Homes 4 Rent 5.500% Series C Participating Preferred Shares (Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-195575) filed May 1, 2014.)

3.6	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

10.1	Share Purchase Agreement, dated March 31, 2014, by and among American Homes 4 Rent and Tamara Hughes Gustavson (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-11 (Registration Number 333-194979) filed April 1, 2014.)

10.2	Seventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-195575) Filed May 1, 2014.)

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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