Form 10-Q
period 2014-06-30
American Homes 4 Rent
filed 2014-08-07
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

        There were 184,897,969 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on August 4, 2014.

American Homes 4 Rent
Form 10-Q
INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the "Company," "we," "our" and "us"), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "intend," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A."Risk Factors", Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

American Homes 4 Rent

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share information)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Single-family properties:
Land	$847,564	$728,362
Buildings and improvements	3,758,122	3,188,693
Single-family properties held for sale	5,012	6,569

	4,610,698	3,923,624
Less: accumulated depreciation	(126,904)	(62,202)

Single-family properties, net	4,483,794	3,861,422
Cash and cash equivalents	239,075	148,989
Restricted cash	46,912	26,430
Rent and other receivables, net	5,646	6,863
Escrow deposits, prepaid expenses and other assets	56,110	39,212
Deferred costs and other intangibles, net	30,365	20,573
Goodwill	120,655	120,655

Total assets	$4,982,557	$4,224,144

Liabilities
Credit facility	$481,000	$375,000
Asset-backed securitization	480,970	—
Accounts payable and accrued expenses	117,486	103,397
Amounts payable to affiliates	6,598	—
Contingently convertible Series E units liability	74,638	66,938
Preferred shares derivative liability	55,670	28,150

Total liabilities	1,216,362	573,485

Commitments and contingencies
Equity
Shareholders' equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 184,897,969 and 184,869,219 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,848	1,848
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2014 and December 31, 2013	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 17,060,000 and 9,060,000 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	171	91
Additional paid-in capital	3,160,486	2,996,478
Accumulated deficit	(107,956)	(63,479)
Accumulated other comprehensive loss	(212)	—

Total shareholders' equity	3,054,343	2,934,944
Noncontrolling interest	711,852	715,715

Total equity	3,766,195	3,650,659

Total liabilities and equity	$4,982,557	$4,224,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share information)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rents from single-family properties	$88,871	$17,020	$162,632	$23,515
Fees from single-family properties	1,889	690	3,247	754
Tenant charge-backs	3,138	47	5,028	47
Other	406	363	675	363

Total revenues	94,304	18,120	171,582	24,679

Expenses:
Property operating expenses
Leased single-family properties	36,790	6,859	66,056	9,362
Vacant single-family properties and other	6,351	4,391	15,394	6,120
General and administrative expense	5,703	811	10,777	2,436
Advisory fees	—	3,610	—	6,352
Interest expense	3,888	—	5,390	370
Noncash share-based compensation expense	612	279	1,144	453
Acquisition fees and costs expensed	919	2,099	1,371	3,489
Depreciation and amortization	38,325	10,879	73,456	13,784

Total expenses	92,588	28,928	173,588	42,366

Gain on remeasurement of equity method investment	—	10,945	—	10,945
Remeasurement of Series E units	(4,944)	—	(7,700)	—
Remeasurement of Preferred shares	(141)	—	(598)	—

Income (loss) from continuing operations	(3,369)	137	(10,304)	(6,742)

Discontinued operations
Gain on disposition of single-family properties	—	904	—	904
Income from discontinued operations	—	82	—	104

Total income from discontinued operations	—	986	—	1,008

Net income (loss)	(3,369)	1,123	(10,304)	(5,734)
Noncontrolling interest	4,212	4,664	7,832	5,559
Dividends on preferred shares	4,669	—	7,790	—
Conversion of preferred units	—	10,456	—	10,456

Net loss attributable to common shareholders	$(12,250)	$(13,997)	$(25,926)	$(21,749)

Weighted average shares outstanding—basic and diluted	185,515,651	95,971,706	185,510,004	72,234,717

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.07)	$(0.16)	$(0.14)	$(0.31)
Income from discontinued operations	—	0.01	—	0.01

Net loss attributable to common shareholders per share—basic and diluted	$(0.07)	$(0.15)	$(0.14)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(3,369)	$1,123	$(10,304)	$(5,734)
Other comprehensive loss:
Unrealized loss on interest rate cap agreement:
Unrealized interest rate cap agreement loss arising during the period	(212)	—	(212)	—
Relcassification adjustment for amortization of interest expense included in net income	—	—	—	—

Unrealized loss on interest rate cap agreement	(212)	—	(212)	—

Total other comprehensive loss	(212)	—	(212)	—

Comprehensive loss	(3,581)	1,123	(10,516)	(5,734)
Comprehensive income attributable to noncontrolling interests	4,227	4,664	7,847	5,559
Dividends on preferred shares	4,669	—	7,790	—
Conversion of preferred shares	—	10,456	—	10,456

Comprehensive loss attributable to common shareholders	$(12,477)	$(13,997)	$(26,153)	$(21,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statement of Equity

(Amounts in thousands, except share information)

(Unaudited)

	Class A common shares		Class B common shares
					Preferred shares
									Accumulated other comprehensive loss
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit		Shareholders' equity	Noncontrolling interest	Total equity
Balances at December 31, 2013	184,869,219	$1,848	635,075	$6	9,060,000	$91	$2,996,478	$(63,479)	$—	$2,934,944	$715,715	$3,650,659
2,770 Property Contribution	—	—	—	—	—	—	2	—	—	2	110	112
Share-based compensation	—	—	—	—	—	—	1,144	—	—	1,144	—	1,144
Issuances of Preferred shares, net of offering costs of $10,567	—	—	—	—	8,000,000	80	162,431	—	—	162,511	—	162,511
Issuance of common stock	28,750	—	—	—	—	—	431	—	—	431	—	431
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(7,790)	—	(7,790)	—	(7,790)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(11,805)	(11,805)
Common shares	—	—	—	—	—	—	—	(18,551)	—	(18,551)	—	(18,551)
Net income (loss)	—	—	—	—	—	—	—	(18,136)	—	(18,136)	7,832	(10,304)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(212)	(212)	—	(212)

Balances at June 30, 2014	184,897,969	$1,848	635,075	$6	17,060,000	$171	$3,160,486	$(107,956)	$(212)	$3,054,343	$711,852	$3,766,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(10,304)	$(5,734)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,456	13,784
Noncash amortization of deferred financing costs	446	186
Noncash share-based compensation	1,144	453
Gain on remeasurement of equity method investment	—	(10,945)
Gain on disposition of discontinued operations	—	(904)
Provision for bad debt	2,385	—
Remeasurement of Series E units	7,700	—
Remeasurement of Preferred shares	598	—
Equity in net income of unconsolidated ventures	(17)	—
Other changes in operating assets and liabilities:
Rent and other receivables	(2,029)	4,736
Restricted cash for resident security deposits	(10,281)	(13,572)
Prepaid expenses and other assets	6,028	(475)
Deferred leasing costs	(3,503)	(3,197)
Accounts payable and accrued expenses	7,884	9,954
Resident security deposit liability	10,281	13,102
Amounts payable to affiliates	4,882	(5,349)

Net cash provided by operating activities	88,670	2,039

Investing activities
Cash paid for single-family properties	(597,717)	(1,293,745)
Escrow deposits for purchase of single-family properties	6,044	(18,227)
Change in restricted cash related to lender requirements	(10,201)	—
Cash acquired in non-cash business combinations	—	33,099
Net proceeds received from sale of discontinued operations	—	8,844
Investment in unconsolidated joint ventures	(12,191)	—
Distributions from unconsolidated joint venture	—	3,431
Investments in mortgage financing receivables	(17,465)	—
Improvements to single-family properties	(91,427)	(236,849)

Net cash used in investing activities	(722,957)	(1,503,447)

Financing activities
Implied contribution by Sponsor for historical operations	—	517
Net proceeds from issuance of Class A common shares	—	703,497
Net proceeds from issuance of Preferred shares	189,433	—
Proceeds from exercise of stock options	431	—
Proceeds from asset-backed securitization	480,970	—
Proceeds from credit facility	837,909	670,000
Payments on credit facility	(731,909)	—
Proceeds from bridge loan	—	115,000
Payments on bridge loan	—	(115,000)
Extinguishment of RJ1 note payable	—	(7,600)
Distributions to noncontrolling interests	(11,805)	(5,858)
Distributions to common shareholders	(18,551)	—
Distributions to preferred shareholders	(7,790)	—
Deferred financing costs	(14,315)	(4,940)

Net cash provided by financing activities	724,373	1,355,616

Net increase (decrease) in cash and cash equivalents	90,086	(145,792)
Cash and cash equivalents, beginning of period	148,989	397,198

Cash and cash equivalents, end of period	$239,075	$251,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Supplemental cash flow information
Cash payments for interest	$8,473	$448
Supplemental schedule of noncash investing and financing activities
Receivables related to property acquisitions	$—	$1,261
Accounts payable and accrued expenses related to property acquisitions	$(4,076)	$20,201
Accounts payable and accrued expenses related to deferred financing costs	$—	$3,333
Amounts payable to affiliates related to property acquisitions	$647	$2,278
Accrued distribution to noncontrolling interests	$4,698	$—
Contribution of properties (see Note 10)
Single-family properties, including related assets and liabilities	$—	$30,510
Additional paid-in capital	$—	$(384,221)
Due from affiliates	$—	$(2,508)
Issuance of Series C convertible units to noncontrolling interest	$—	$390,016
Issuance of Class B common shares	$—	$7,959
Acquisitions (see Note 11)
Single-family properties	$—	$966,571
Cash and cash equivalents	$—	$33,099
Other net assets and liabilities	$—	$(36,760)
Deferred costs and other intangibles	$—	$133,195
Class A common shares	$—	$(436)
Additional paid-in capital	$—	$(703,856)
Issuance of Class A units to noncontrolling interest	$—	$(221,934)
Issuance of Series D units to noncontrolling interest	$—	$(65,188)
Contingently convertible Series E units liability	$—	$(64,881)
Noncontrolling interest in consolidated subsidiaries	$—	$(39,321)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and operations

        American Homes 4 Rent (the "Company," "we," "our" and "us") is a Maryland real estate investment trust ("REIT") formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of June 30, 2014, the Company held 27,173 single-family properties in 22 states, including 36 properties held for sale.

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

Derivatives

        We currently use, and in the future may use, interest rate cap agreements for interest rate risk management purposes and in conjunction with certain LIBOR-based variable rate debt to satisfy lender requirements. We assess these derivatives at inception and on an on-going basis for the effectiveness of qualifying cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings as interest expense. The ineffective portion of the change in fair value of our interest rate cap agreements is required to be recognized directly in earnings.

Recently issued and adopted accounting standards

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations such as a major line of business, major geographic area or a major equity method investment, should be presented as discontinued operations. In addition the new guidance will require expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and is not expected to have a material impact on the Company's financial statements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3. Single-family properties

        Single-family properties, net, consists of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Number of properties	Net book value
Leased single-family properties	23,364	$3,879,445
Single-family properties being renovated	1,756	262,977
Single-family properties being prepared for re-lease	656	111,370
Vacant single-family properties available for lease	1,361	224,696
Single-family properties held for sale	36	5,306

Total	27,173	$4,483,794

	December 31, 2013
	Number of properties	Net book value
Leased single-family properties	17,328	$2,914,947
Single-family properties being renovated	2,463	348,571
Single-family properties being prepared for re-lease	281	45,404
Vacant single-family properties available for lease	3,152	545,931
Single-family properties held for sale	44	6,569

Total	23,268	$3,861,422

        Single-family properties, net at June 30, 2014 and December 31, 2013 include $92.3 million and $120.6 million, respectively, related to properties for which the recorded grant deed has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded.

        Depreciation expense related to single-family properties was $34.8 million and $9.0 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense related to single-family properties was $65.8 million and $11.9 million for the six months ended June 30, 2014 and 2013, respectively. Included in single-family properties, net at June 30, 2014 and December 31, 2013 are certain single-family properties contributed by the Sponsor (see Note 10).

Note 4. Rent and Other Receivables

        Included in rent and other receivables, net is an allowance for doubtful accounts of $0.2 million and $1.2 million, as of June 30, 2014 and December 31, 2013, respectively. Also included in rent and other receivables, net, are receivables related to payments made on single-family properties for which sales have been rescinded or unwound due to legal issues beyond our control. These receivables totaled $1.3 million as of June 30, 2014 and December 31, 2013.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5. Deferred costs and other intangibles

        Deferred costs and other intangibles, net, consists of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Deferred leasing costs	$14,837	$12,526
Deferred financing costs	27,111	12,147
Intangible assets:
Value of in-place leases	5,547	6,085
Trademark	3,100	3,100
Database	2,100	2,100

	52,695	35,958
Less: accumulated amortization	(22,330)	(15,385)

Total	$30,365	$20,573

        Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $3.5 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively, and $7.7 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively, which has been included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of deferred financing costs was $0.9 million and $0.7 million for the three months ended June 30, 2014, and 2013, respectively, and $1.5 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

        The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2014 for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2014	$3,423	$2,654	$—	$330	$150
2015	808	5,274	—	660	300
2016	—	5,289	—	660	300
2017	—	3,939	—	660	300
2018	—	3,469	—	91	300
Thereafter	—	1,326	—	—	432

Total	$4,231	$21,951	$—	$2,401	$1,782

Note 6. Debt

Asset-Backed Securitization

        In May 2014, the Company completed a securitization transaction resulting in $481.0 million in total gross proceeds, before issuance costs of $14.9 million. The transaction involves the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 3,852 homes sold to an affiliate from the Company's portfolio of single-family properties. The loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of June 9, 2019 and requires that we maintain certain covenants, including, but not limited to, a minimum debt yield on the collateral pool of properties. As of June 30,

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

2014, the Company was in compliance with all covenants under the loan agreement. The loan requires monthly payments of principal, based on 1.0% annual amortization of the initial loan balance, and interest, based on a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility.

        Additionally, as part of certain lender requirements in connection with the securitization transaction, we entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. This interest rate cap agreement has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis. During the three months ended June 30, 2014, our interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period which the hedged transaction affects earnings. Over the next 12 months, we estimate that $0.05 million will be reclassified as an increase to interest expense. The fair value of our interest rate cap agreement is estimated to be $0.03 million as of June 30, 2014 (see Note 15) and has been included in escrow deposits, prepaid expenses and other assets in the accompanying consolidated condensed balance sheets.

        As the Company's asset-back securitization bears variable interest at LIBOR plus 1.54% and was recently entered into on May 21, 2014, management believes the carrying value of the asset-backed securitization as of June 30, 2014 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

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

        The credit facility is secured by our Operating Partnership's membership interests in entities that own certain of our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15.0 million, of which at least $7.5 million must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth (as defined) of not less than the sum of 85% of our tangible net worth as of September 30, 2013 plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of June 30, 2014, the Company was in compliance with all loan covenants and had $481.0 million in total outstanding borrowings under the credit facility. Management believes the carrying value of the credit facility as of June 30, 2014 reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

Interest Expense

        The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross interest cost	$6,298	$2,028	$10,728	$2,398
Capitalized interest	(2,410)	(2,028)	(5,338)	(2,028)

Interest expense	$3,888	$—	$5,390	$370

Note 7. Accounts payable and accrued expenses

        The following table summarizes accounts payable and accrued expenses as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accounts payable	$1,402	$901
Accrued property taxes	38,164	28,240
Other accrued liabilities	27,444	21,538
Accrued distribution payable	—	9,274
Accrued construction liabilities	12,574	16,917
Resident security deposits	37,902	26,527

Total	$117,486	$103,397

Note 8. Shareholders' equity

Issuance of 5.50% Series C Participating Preferred Shares

        On May 2, 2014, the Company issued 7,600,000 5.50% Series C participating preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $190.0 million before offering costs of $9.7 million.

Distributions

        In May 2014, our board of trustees declared a quarterly distribution of $0.05 per common share. Total quarterly distributions of approximately $9.3 million were paid on June 30, 2014 to common stockholders of record on June 15, 2014 and included in distributions to common shareholders in the accompanying condensed consolidated statement of equity.

        In May 2014, our board of trustees declared a quarterly distribution of $0.15113 per Series C Convertible Unit payable on July 10, 2014 to shareholders of record on June 30, 2014. Accordingly, a distribution payable to Series C Convertible Unit holders of $4.7 million has been recorded within amounts payable to affiliates in the accompanying condensed consolidated balance sheet as of June 30,

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

2014 (see Note 9), and included in distributions to noncontrolling interests in the accompanying condensed consolidated statement of equity.

        In May 2014, our board of trustees declared quarterly distributions of $0.3125 per share, $0.3125 per share and $0.225347 per share on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively. Total quarterly distributions of approximately $1.6 million, $1.4 million and $1.7 million on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively, which were paid on June 30, 2014 to shareholders of record on June 15, 2014, have been included in distributions to preferred shareholders in the accompanying condensed consolidated statement of equity.

Noncontrolling interest

        Noncontrolling interest as reflected in the Company's condensed consolidated balance sheet primarily consists of the interest held by the Sponsor in units in the Company's Operating Partnership. As of June 30, 2014 and December 31, 2013, the Sponsor owned 13,787,292, or approximately 6.9%, of the total 199,320,336 Class A units in the Operating Partnership. Additionally, the Sponsor owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of June 30, 2014, and December 31, 2013. Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

        Noncontrolling interest as reflected in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2014 primarily consisted of $4.7 million and $9.2 million, respectively, of preferred income allocated to Series C convertible units, $0.6 million and $1.3 million, respectively, of net loss allocated to Class A units, and $0.07 million net income and $0.02 million net loss, respectively, of net loss allocated to noncontrolling interests in certain of the Company's consolidated subsidiaries.

        Noncontrolling interest as reflected in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2013 primarily consisted of $4.7 million and $5.5 million, respectively, of preferred income allocated to Series C convertible units and $0.1 million and $0.2 million, respectively, of net income allocated to 3.5% convertible perpetual preferred units (prior to conversion of such units into Class A units on June 14, 2013).

2012 Equity Incentive Plan

        During the six months ended June 30, 2014, the Company granted stock options for 1,220,000 Class A common shares and 92,000 restricted stock units to certain employees of the Company under the 2012 Equity Incentive Plan. The options and restricted stock units granted during the six months ended June 30, 2014 vest over four years and expire 10 years from the date of grant.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

        The following table summarizes stock option activity under the plan for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended
	June 30, 2014		June 30, 2013
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the period	1,190,000	$15.48	700,000	$15.00
Granted	1,220,000	16.74	—	—
Exercised	(28,750)	15.00	—	—
Forfeited	(216,250)	15.70	(30,000)	15.00

Outstanding at end of the period	2,165,000	$16.17	670,000	$15.00

Exercisable at end of the period	131,250	$15.00	—	$—

        The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the six months ended June 30, 2014:

Weighted average fair value	$4.89
Weighted average remaining life (years)	9.7
Expected term (years)	7.0
Dividend Yield	3%
Volatility	37.3%
Risk-free interest rate	2.2%

        Total non-cash share-based compensation expense related to stock options and restricted stock units was $0.6 million and $1.1 million for the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively. During the six months ended June 30, 2014, stock options for 216,250 Class A common shares and 2,000 restricted stock units were forfeited and stock options for 2,165,000 Class A common shares and 90,000 restricted stock units remained outstanding as of June 30, 2014.

Note 9. Related party transactions

        As of June 30, 2014 and December 31, 2013, the Sponsor owned approximately 3.7% of our outstanding Class A common shares. On a fully-diluted basis, the Sponsor held (including consideration of 635,075 Class B common shares as of June 30, 2014 and December 31, 2013, 13,787,292 Class A common units as of June 30, 2014 and December 31, 2013, 31,085,974 Series C convertible units as of June 30, 2014 and December 31, 2013, 4,375,000 Series D units as of June 30, 2014 and December 31, 2013 and 4,375,000 Series E units as of June 30, 2014 and December 31, 2013) an approximate 23.9% and 24.6% interest at June 30, 2014 and December 31, 2013, respectively.

        As of June 30, 2014, the Company had a net payable of approximately $6.6 million due to the Sponsor, which has been reflected as amounts payable to affiliates in the accompanying condensed consolidated balance sheets. This amount primarily consists of payables to the Sponsor related to accrued and unpaid acquisition fees and declared and unpaid preferred distributions on the Series C convertible units held by the Sponsor (see Note 8).

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

Advisory management agreement

        In November 2012, the Company entered into an advisory management agreement with the Advisor under which the Advisor was responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations, subject to the oversight by our board of trustees. For the three and six months ended June 30, 2013, related management fee expenses incurred to the Advisor prior to the Management Internalization were $3.7 million and $6.4 million, respectively (see Note 11).

Property Management Agreement

        In November 2012, the Company entered into a property management agreement with the Property Manager under which the Property Manager generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We paid the Property Manager a property management fee equal to 6% of collected rents and a leasing fee equal to one-half month of each lease's annual rent. For the three and six months ended June 30, 2013, property management fees incurred to the Property Manager prior to the Management Internalization were $1.1 million and $1.3 million, respectively, which have been included in property operating expenses in the accompanying condensed consolidated statement of operations (see Note 11).

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

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9. Related party transactions (Continued)

        During the three and six months ended June 30, 2014, we incurred $9.2 million and $26.8 million in aggregate acquisition and renovation fees to the Sponsor under the terms of this agreement, $8.3 million and $25.6 million of which has been capitalized related to asset acquisitions and included in the cost of the single-family properties, and $0.9 million and $1.2 million has been expensed related to property acquisitions with in-place leases, respectively. During the three and six months ended June 30, 2013, we incurred $44.5 million and $72.4 million in aggregate acquisition and renovation fees to the Sponsor under the terms of this agreement, $43.2 million and $70.1 million of which has been capitalized related to asset acquisitions, and included in the cost of the single-family properties, and $1.3 million and $2.3 million has been expensed related to property acquisitions with in-place leases, respectively. As of June 30, 2014, accrued and unpaid acquisition and renovation fees were $1.9 million, which have been included in amounts payable to affiliates in the accompanying condensed consolidated balance sheets.

Employee Administration Agreement

        In connection with the Management Internalization on June 10, 2013 (see Note 11), we entered into an employee administration agreement with Malibu Management, Inc. ("MMI"), an affiliate of the Sponsor, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of the Sponsor. Under terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and are able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We are required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We do not pay any fee or any other form of compensation to MMI. Total compensation and benefit costs paid by MMI and passed through to us under the agreement during the three and six months ended June 30, 2014 were $10.1 million and $19.1 million, respectively. Total compensation and benefit costs paid by MMI and passed through to us under the agreement during the three and six months ended June 30, 2013 were $1.2 million. As of June 30, 2014, accrued and unpaid reimbursable compensation and benefit costs due to MMI were $0.7 million, which have been included in amounts payable to affiliates in the accompanying condensed consolidated balance sheet.

Allocated general and administrative expenses

        Prior to February 28, 2013, the Company received an allocation of general and administrative expenses from the Sponsor that were either clearly applicable to or were reasonably allocated to the operations of the properties prior to contribution by the Sponsor (see Note 10). Allocated general administrative expenses prior to the date of contribution for the three and six months ended June 30, 2013, were zero and $1.0 million, respectively, which have been included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 10. Contributions by the Sponsor

2,770 Property Contribution

        On February 28, 2013, we entered into an agreement with the Sponsor providing for the contribution of 2,770 single-family properties for total consideration of $491.7 million (the "2,770 Property Contribution"). The consideration to the Sponsor was 31,085,974 Series C convertible units in

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10. Contributions by the Sponsor (Continued)

our Operating Partnership and 634,408 Class B common shares valued at $15.50 per unit/share, which approximated fair value as of the date of the transaction. Because the 2,770 Property Contribution has been deemed to be a transaction between entities under common control, the shares issued and the property received have been recorded by us at the Sponsor's historical book value and reflected as if they had been acquired by us on the dates such properties were acquired by the Sponsor. Upon consummation of the transaction on February 28, 2013, the total $386.5 million predecessor net book value of the property contribution was reclassified from additional paid-in capital to (i) noncontrolling interest in connection with the issuance of $378.8 Series C units in our Operating Partnership and (ii) Class B common shares in connection with the issuance of $7.7 million Class B common shares.

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

        Under the terms of the Management Internalization contribution agreement, net monetary assets, as defined, of the Advisor and Property Manager as of June 10, 2013 were to be settled in cash between the Company and the Sponsor subsequent to the date of the transaction. Accordingly, estimated net monetary assets of $7.0 million, including estimated cash and cash equivalents of $9.0 million, were recorded as of the date of the Management Internalization and subsequently the amounts were reconciled and settled in cash.

        Since the date of the Management Internalization, the Company has consolidated the Advisor and the Property Manager and the results of these operations are reflected in the accompanying condensed consolidated financial statements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

Alaska Joint Venture Acquisition

        On June 11, 2013, the Company acquired 100% of the membership interests in American Homes 4 Rent I, LLC (the "Alaska Joint Venture") from Alaska Permanent Fund Corporation ("APFC") and the Sponsor for a purchase price of $904.5 million (the "Alaska Joint Venture Acquisition"). The purchase price consisted of the issuance of 43,609,394 Class A common shares in the Company to APFC and 12,395,965 Class A units in the Operating Partnership to the Sponsor (see Note 8). As part of the Alaska Joint Venture Acquisition, the Company acquired a portfolio of 4,778 single-family properties, as well as the right to receive all net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013. Net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013 and prior to the Company's ownership on June 11, 2013 were approximately $1.9 million, which have been included in the purchase price of the assets acquired as part of the Alaska Joint Venture Acquisition. The Company completed the Alaska Joint Venture Acquisition for the purpose of acquiring a portfolio of 4,778 single-family properties, which was 75% leased as of the date of acquisition.

        The following table summarizes the estimated fair values of the assets acquired as part of the Alaska Joint Venture Acquisition as of the date of acquisition (in thousands):

Land	$156,648
Building and improvements	740,396
Receivable for net cash flows prior to acquisition date	1,896
Value of in-place leases	5,547

Fair value of acquired assets	$904,487

        Pursuant to the Alaska Joint Venture Acquisition contribution agreement, net monetary assets, as defined, of the Alaska Joint Venture as of April 30, 2013 were used to fund all remaining initial repair and renovation costs of the 4,778 single-family properties, with shortfalls paid for by the Sponsor. Accordingly, estimated net monetary assets of the Alaska Joint Venture of $13.0 million, including estimated cash and cash equivalents of $23.0 million, were recorded as of the date of the Alaska Joint Venture Acquisition in the accompanying condensed consolidated balance sheet.

        Since the date of the Alaska Joint Venture Acquisition, the Company has consolidated the Alaska Joint Venture and the results of its operations are reflected in the accompanying condensed consolidated financial statements.

RJ Joint Ventures Acquisition

        On June 14, 2013, the Sponsor contributed its remaining ownership interest in RJ American Homes 4 Rent Investments, LLC ("RJ LLC") to the Company, 653,492 3.5% convertible perpetual preferred units held by the Sponsor were converted into 653,492 Class A units and the Company issued 705,167 additional Class A units to the Sponsor (collectively, the "2013 RJ Transaction"). The fair value of the 705,167 Class A units issued has been estimated to be $11,283,000, which has been determined using the most recent trading price in the Company's Class A common shares, into which the Class A units are convertible into on a one-for-one basis. Additionally, our Operating Partnership made a $7.6 million loan to RJ American Homes 4 Rent One, LLC ("RJ1"), the proceeds of which were used to extinguish the balance of an outstanding loan as of the date of the 2013 RJ Transaction.

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

        The following table presents the Company's supplemental consolidated pro forma total revenues and net income as if the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2013 (in thousands):

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Pro forma total revenues (1)	$94,304	$28,631	$171,582	$42,955
Pro forma net loss (1)(2)	$(3,369)	$(20,877)	$(10,304)	$(26,293)
(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction occurred on January 1, 2013.
(2)
Pro-forma net loss represents the combined pro forma net loss of the Advisor and Property Manager, among others, but does not reflect the elimination of historical advisory and property management fees that would not have been paid had the Management Internalization occurred on January 1, 2013.

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

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12. Earnings per share

        The following table reflects the computation of net loss per share on a basic and diluted basis for the three and six months ended June 30, 2014 and 2013 (in thousands, except share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Income / (loss) (numerator):
Loss from continuing operations	$(3,369)	$137	$(10,304)	$(6,742)
Income from discontinued operations	—	986	—	1,008
Noncontrolling interest	4,212	4,664	7,832	5,559
Dividends on preferred shares	4,669	—	7,790	—
Conversion of preferred units	—	10,456	—	10,456

Net loss attributable to common shareholders	$(12,250)	$(13,997)	$(25,926)	$(21,749)

Weighted-average shares (denominator)	185,515,651	95,971,706	185,510,004	72,234,717
Net loss per share—basic and diluted:
Loss from continuing operations	$(0.07)	$(0.16)	$(0.14)	$(0.31)
Income from discontinued operations	—	0.01	—	0.01

Net loss per share—basic and diluted	$(0.07)	$(0.15)	$(0.14)	$(0.30)

        Total weighted average shares for the three and six months ended June 30, 2014 shown above excludes an aggregate of 72,938,266 shares or units in our Operating Partnership, Series A, B and C preferred shares, common shares issuable upon exercise of stock options, and restricted stock units because they were antidilutive. Total weighted average shares for the three and six months ended June 30, 2013 shown above excludes an aggregate of 35,775,468 and 54,293,266 of shares or units in our Operating Partnership, respectively, and common shares issuable upon exercise of the option pursuant to the subscription agreement with the Sponsor because they were antidilutive.

        Due to the inherent complexity of the accompanying condensed consolidated financial statements as a result of the transactions completed between entities under common control (see Note 10), management does not consider the historical net loss per share computations to be meaningful.

Note 13. Commitments and contingencies

        In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of June 30, 2014 and December 31, 2013, the Company had aggregate outstanding commitments of $0.4 million and $1.5 million, respectively, in connection with these contracts.

        As of June 30, 2014 and December 31, 2013, we had commitments to acquire 485 and 536 single-family properties, respectively, with an aggregate purchase price of $70.5 million and $75.5 million, respectively.

        We are involved in various legal proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 14. Noncash transactions

        On February 28, 2013, the Sponsor contributed 2,770 single-family properties to the Company in exchange for 31,085,974 Series C convertible units in our Operating partnership and 634,408 Class B common shares (see Note 10).

Note 15. Fair Value

        The carrying amount of rents and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses and other assets, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts. The Company's interest rate cap agreement, contingently convertible Series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis in the accompanying condensed consolidated financial statements.

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

        The fair value of our interest rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 15. Fair Value (Continued)

        The following table sets forth the fair value of our interest rate cap agreement, the contingently convertible Series E units liability and preferred shares derivative liability as of June 30, 2014 (in thousands):

		June 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate cap agreement	$33	$—	$33	$—
Liabilities:
Contingently convertible Series E units liability	$74,638	$—	$—	$74,638
Preferred shares derivative liability	$55,670	$—	$—	$55,670

        The following table presents changes in the fair value of the contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis, with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the accompanying condensed consolidated statements of operations, for the six months ended June 30, 2014 (in thousands):

Description	January 1, 2014	Issuances	Remeasurement included in earnings	June 30, 2014
Liabilities:
Contingently convertible Series E units liability	$66,938	$—	$7,700	$74,638
Preferred shares derivative liability	$28,150	$26,922	$598	$55,670

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
Assets:
Contingently convertible Series E units liability	$66,938	$—	$—	$66,938
Preferred shares derivative liability	$28,150	$—	$—	$28,150

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 16. Subsequent events

Subsequent Acquisitions

        From July 1, 2014 through July 31, 2014, we acquired 673 properties through our recurring acquisition channels, including foreclosure auctions and broker sales, with an aggregate purchase price of approximately $96.7 million. In addition, we acquired 1,372 properties through the acquisition of Beazer Pre-Owned Rental Homes, Inc. ("Beazer Rental Homes") on July 1, 2014, as discussed below. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Acquisition of Beazer Pre-Owned Rental Homes, Inc.

        On July 1, 2014, we acquired Beazer Rental Homes in exchange for approximately 8.2 million Class A common shares, $5.0 million of cash to be held in an indemnification escrow and extinguishment of certain liabilities of Beazer Rental Homes, including $112.8 million outstanding under Beazer Rental Homes' credit facility. The acquisition of Beazer Rental Homes adds 1,372 properties located in the Arizona, California, Florida and Nevada to our portfolio.

Borrowings on Credit Facility

        From July 1, 2014 through July 31, 2014, the Company borrowed an additional $120.0 million under the credit facility and made payments on the credit facility totaling $15.0 million, resulting in an outstanding balance of $586.0 million on July 31, 2014.

Declaration of Dividends

        On August 4, 2014, our board of trustees declared a quarterly dividend of $0.05 per Class A common share payable on September 30, 2014 to shareholders of record on September 15, 2014. Additionally, our board of trustees also declared the quarterly dividends of $0.3125 per share on the Company's 5.0% Series A Participating Preferred Shares payable on September 30, 2014 to shareholders of record on September 15, 2014, $0.3125 per share on the Company's 5.0% Series B Participating Preferred Shares payable on September 30, 2014 to shareholders of record on September 15, 2014, and $0.34375 per share on the company's 5.5% Series C Participating Preferred shares payable on September 30, 2014, to shareholders of reward on September 15, 2014.

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

        As of June 30, 2014, we owned 27,173 single-family properties in selected sub-markets of metropolitan statistical areas, or MSAs, in 22 states (as compared to 18,326 single-family properties in 21 states as of June 30, 2013), and had an additional 485 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $70.5 million. As of June 30, 2014, 23,364, or 86%, of our total properties were leased (as compared to 10,245, or 56%, of our total properties as of June 30, 2013). As of June 30, 2014, our entire portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

        The following table provides a summary of our single-family properties as of June 30, 2014:

	Properties (1)		Gross Book Value			Averages Per Property
Market	Units	% of Total	$ millions	% of Total	Avg. per Property	Square Footage	Property Age (years)
Dallas-Fort Worth, TX	2,493	9.2%	$394.6	8.6%	$158,265	2,148	10.7
Indianapolis, IN	2,364	8.7%	351.5	7.6%	148,706	1,916	11.9
Greater Chicago area, IL and IN	1,723	6.3%	282.1	6.1%	163,751	1,886	12.8
Atlanta, GA	1,655	6.1%	275.0	6.0%	166,142	2,142	13.5
Cincinnati, OH	1,546	5.7%	265.6	5.8%	171,779	1,847	13.5
Houston, TX	1,489	5.5%	257.6	5.6%	172,969	2,272	10.0
Charlotte, NC	1,390	5.1%	234.1	5.1%	168,443	1,977	11.1
Jacksonville, FL	1,153	4.2%	170.6	3.7%	147,998	1,922	10.3
Nashville, TN	1,145	4.2%	234.3	5.1%	204,653	2,203	9.9
Raleigh, NC	1,000	3.7%	177.8	3.9%	177,842	1,897	10.2
All Others (2)	11,215	41.3%	1,967.5	42.5%	175,428	1,891	11.4

Total / Average	27,173	100.0%	$4,610.7	100.0%	$169,679	1,969	11.5

(1)
Includes 377 properties in which we hold an approximate one-third interest.
(2)
Represents 31 markets in 19 states.

        The following table summarizes our leasing experience through June 30, 2014:

		Number of Properties
Market	Leased (1)	Available for Rent 30+ Days (2)	Available for Rent 90+ Days (3)	30+ Days Occupancy % (4)	90+ Days Occupancy % (5)	Average Annual Scheduled Rent Per Property
Dallas-Fort Worth, TX	2,218	2,299	2,289	96.5%	96.9%	$17,734
Indianapolis, IN	1,963	2,172	2,109	90.4%	93.1%	15,142
Atlanta, GA	1,428	1,513	1,507	94.4%	94.8%	15,955
Greater Chicago area, IL and IN	1,338	1,433	1,407	93.4%	95.1%	19,504
Houston, TX	1,201	1,263	1,249	95.1%	96.2%	18,718
Charlotte, NC	1,196	1,237	1,228	96.7%	97.4%	15,957
Cincinnati, OH	1,148	1,346	1,271	85.3%	90.3%	16,953
Nashville, TN	1,011	1,064	1,062	95.0%	95.2%	18,086
Jacksonville, FL	936	1,020	1,013	91.8%	92.4%	15,505
Raleigh, NC	868	926	918	93.7%	94.6%	16,039
All Other (6)	9,653	10,269	10,189	94.0%	94.7%	16,398

Total / Average	22,960	24,542	24,242	93.6%	94.7%	$16,720

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

        Over the longer term and as our total portfolio occupancy stabilizes, our ability to maintain and grow revenues will become more dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on our experience with 3,470 and 5,156 leases that expired during the three and six months ended June 30, 2014, 72.0% and 71.8% of the tenants renewed their leases at an average increase in rental rate of 3.2% and 3.0%, respectively. To date, our leasing efforts have been primarily focused on increasing our overall portfolio occupancy and not increasing rental rates. We believe that there will be significant opportunity to optimize rental rates in the future as our total portfolio occupancy stabilizes.

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

Note Regarding Our Historical Operations and Presentation of Our Financial Results

        From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the "Advisor") and the leasing, managing and advertising of our properties was overseen and directed by American Homes 4 Rent Management Holdings, LLC (the "Property Manager"), both of which were subsidiaries of the Sponsor. On June 10, 2013, we entered into the Management Internalization and acquired the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in American Homes 4 Rent, L.P. (the "Operating Partnership"). We now have an integrated operating platform that provides our property management, marketing, leasing, financial and administrative functions. Our acquisition and renovation functions will continue to be performed by the Sponsor until at least December 10, 2014. On September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of the Sponsor's acquisition and renovation personnel necessary for our operations. No additional consideration will be paid to the Sponsor in connection with exercising our employment offer right. Until December 10, 2014 we will continue to pay the Sponsor a 5% acquisition and renovation fee and, separately, the Sponsor will pay us a monthly fee of $0.1 million for maintenance and use of certain intellectual property transferred to us in the Management Internalization.

        Prior to the Management Internalization, the Sponsor exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, our consolidated financial statements retroactively reflect two transactions between us and the Sponsor as transactions between entities under common control. In December 2012, the Sponsor contributed 367 properties to us with an agreed-upon value of $49.4 million and made a cash investment of $0.6 million, in exchange for 3,300,000 Class A common shares, 667 Class B common shares, and 32,667 Class A units of our Operating Partnership. In February 2013, the Sponsor contributed a portfolio of 2,770 single-family properties to us with an agreed-upon value of

$491.7 million, in exchange for 31,085,974 Series C units of our Operating Partnership and 634,408 of our Class B common shares. As noted in our consolidated financial statements, the accounts relating to the properties acquired in those transactions have been reflected retroactively at the Sponsor's net book value. The Sponsor commenced acquiring these properties on June 23, 2011, and, accordingly, the statements of operations reflect activity prior to our date of formation. Our consolidated financial statements are not indicative of our past or future results and do not reflect our financial position, results of operations, changes in equity and cash flows had they been presented as if we had been operated independently during the period presented. Accordingly, this discussion of our financial statements encompasses certain aspects of the historical operations of the Sponsor.

Results of Operations

Comparison of the Three Months Ended June 30, 2014, to the Three Months Ended June 30, 2013

  Property Revenues

        Our property revenues, which we define as rents and fees from single-family properties and tenant charge-backs, were $93.9 million and $17.8 million for the three months ended June 30, 2014 and 2013, respectively. This increase is primarily attributable to the overall growth of the size of our portfolio and increases in our total portfolio occupancy.

        Our property revenues of $93.9 million for the three months ended June 30, 2014 represent a $16.9 million, or 21.9%, increase over property revenues for the three months ended March 31, 2014 of $77.0 million. This sequential quarter growth is primarily driven by our total portfolio occupancy which increased from 81% at March 31, 2014 to 86% at June 30, 2014.

  Property Operating Expenses

        Property operating expenses, which primarily consist of direct property operating expenses and the costs associated with operating our property management platform, were $43.1 million and $11.3 million for the three months ended June 30, 2014 and 2013, respectively. The increases are primarily due to the overall growth in size of our portfolio and development of our property management platform.

        Property operating expenses of $43.1 million for the three months ended June 30, 2014 represent a $4.8 million, or 12.5%, increase over the three months ended March 31, 2014 of $38.3 million. This sequential quarter growth is primarily due to increases in our average number of leased and rent ready homes and homes being prepared for re-lease, from 23,193 during the three months ended March 31, 2014 to 25,381 during the three months ended June 30, 2014.

  Leased Property Operating Performance

        The following is a summary of our leased property operating performance (in thousands, except number of properties):

	For the Three Months Ended
	June 30, 2014	June 30, 2013
Rents from single-family properties	$88,871	$17,020
Fees from single-family properties	1,889	690
Tenant charge-backs	3,138	47
Less: leased property operating expense	(36,790)	(6,859)

Net operating income (1)	$57,108	$10,898

Average number of leased properties	22,015	6,292

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

        Our NOI margin, calculated as NOI divided by rents and other property-related revenues, was 61% and 62% for the three months ended June 30, 2014 and 2013, respectively, which we believe should improve as we reach scale in certain markets and further leverage the fixed costs of our internal property management platform.

  General and Administrative Expense and Advisory Fees

        General and administrative expense, which primarily consists of payroll and personnel costs, trustees' and officers' insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $5.7 million and $0.9 million for three months ended June 30, 2014 and 2013, respectively.

        General and administrative expense for the three months ended June 30, 2014 of $5.7 million represents a $0.6 million, or 11.8%, increase over general and administrative expense for the three months ended March 31, 2014 of $5.1 million. As a percentage of total revenues, general and administrative expense decreased from 6.6% for the three months ended March 31, 2014 to 6.0% for the three months ended June 30, 2014.

        Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by the Advisor under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged the Advisor which incurred these costs and performed these functions, and paid it an advisory fee that was calculated as 1.75% per year of shareholders' equity (as defined in the advisory management agreement). Advisory fees incurred to the Advisor prior to the Management Internalization during the three months ended June 30, 2013 were $3.6 million.

  Noncash Share-Based Compensation Expense

        Noncash share-based compensation expense was $0.6 million and $0.3 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and primarily relates to options to purchase Class A common shares and restricted stock units issued to our trustees and employees.

  Acquisition Fees and Costs Expensed

        Acquisition fees and costs expensed are incurred in connection with our recent business combinations and the acquisition of properties with existing leases (including the Sponsor's acquisition and renovation fee equal to 5% of the actual purchase price and renovation costs of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost. For the three months ended June 30, 2014 and 2013, acquisition fees and costs expensed include $0.9 million and $1.3 million, respectively, of acquisition fees associated with single-family properties acquired with in-place leases and for the three months ended June 30, 2013, $0.8 million of transaction costs incurred with pursuing unsuccessful single-family property acquisitions. Following the completion of the Management Internalization, we will continue to pay the Sponsor's acquisition and renovation fee until at least December 10, 2014. Additionally, after September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of the Sponsor's acquisition and renovation personnel necessary for our operations. Our future acquisition fees and costs (including the 5% acquisition and renovation fee we pay the Sponsor) will vary based on the volume of our acquisitions and renovations going forward.

  Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives, which is calculated on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset's estimated economic useful life. Depreciation and amortization expense was $38.3 million and $10.9 million for the three months ended June 30, 2014 and 2013, respectively.

Comparison of the Six Months Ended June 30, 2014, to the Six Months Ended June 30, 2013

  Property Revenues

        Our property revenues, which we define as rents and fees from single-family properties and tenant charge-backs, were $170.9 million and $24.3 million for the six months ended June 30, 2014 and 2013, respectively. This increase is primarily attributable to the overall growth of the size of our portfolio and increases in our total portfolio occupancy.

  Property Operating Expenses

        Property operating expenses, which primarily consist of direct property operating expenses and the costs associated with operating our property management platform, were $81.5 million and $15.5 million for the six months ended June 30, 2014 and 2013, respectively. The increases are primarily due to the overall growth in size of our portfolio and development of our property management platform.

        Additionally, during the six months ended June 30, 2014, we incurred approximately $0.7 million of one-time termination fees and other costs related to finalizing the internalization of certain markets that were transitioned onto our property management platform in the fourth quarter of 2013. These costs have been included in vacant single-family property operating expenses and other in the accompanying condensed consolidated statements of operations.

        Additionally, during first quarter of 2014, we incurred approximately $1.2 million in freeze related damages as a result of extreme cold weather conditions in certain markets. As these damages are expected to be fully recovered through insurance reimbursement, we have reflected our related aggregate insurance deductible of $0.4 million (representing total aggregate deductible based on three separate winter storms) within vacant single-family property operating expenses and other in the accompanying condensed consolidated statements of operations. Further, as a result of the extreme cold weather conditions in certain markets, we also incurred increased vacant property operating costs, associated with higher utility usage and cold weather maintenance during the first quarter.

  Leased Property Operating Performance

        The following is a summary of our leased property operating performance (in thousands, except number of properties):

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Rents from single-family properties	$162,632	$23,515
Fees from single-family properties	3,247	754
Tenant charge-backs	5,028	47
Less: leased property operating expense	(66,056)	(9,362)

Net operating income (1)	$104,851	$14,954

Average number of leased properties	20,453	4,582

(1)
NOI is a supplemental non-GAAP financial measure. The Company defines NOI as rents and fees from single-family properties and tenant charge-backs, less property operating expenses for leased single-family properties. A reconciliation of NOI to net loss as determined in accordance with GAAP is located at the end of this Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

  General and Administrative Expense and Advisory Fees

        General and administrative expense, which primarily consists of payroll and personnel costs, trustees' and officers' insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $10.8 million and $2.4 million for six months ended June 30, 2014 and 2013, respectively.

        Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by the Advisor under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged the Advisor which incurred these costs and performed these functions, and paid it an advisory fee that was calculated as 1.75% per year of shareholders' equity (as defined in the advisory management agreement). Advisory fees incurred to the Advisor prior to the Management Internalization during the six months ended June 30, 2013 were $6.4 million.

  Noncash Share-Based Compensation Expense

        Noncash share-based compensation expense was $1.1 million and $0.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively, and primarily relates to options to purchase Class A common shares and restricted stock units issued to our trustees and employees.

  Acquisition Fees and Costs Expensed

        Acquisition fees and costs expensed are incurred in connection with our recent business combinations and the acquisition of properties with existing leases (including the Sponsor's acquisition and renovation fee equal to 5% of the actual purchase price and renovation costs of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized as a component of the acquisition cost. For the six months ended June 30, 2014 and 2013, acquisition fees and costs expensed include $1.2 million and $2.3 million, respectively, of acquisition fees associated with single-family properties acquired with in-place leases and $0.2 million and $1.2 million, respectively, of transaction costs incurred with pursuing unsuccessful single-family property acquisitions. Following the completion of the Management Internalization, we will continue to pay the Sponsor's acquisition and renovation fee until at least December 10, 2014. Additionally, after September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of the Sponsor's acquisition and renovation personnel necessary for our operations. Our future acquisition fees and costs (including the 5% acquisition and renovation fee we pay the Sponsor) will vary based on the volume of our acquisitions and renovations going forward.

  Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives, which is calculated on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset's estimated economic useful life. Depreciation and amortization expense was $73.5 million and $13.8 million for the six months ended June 30, 2014 and 2013, respectively.

  Cash Flows

        Our cash flows from operating activities depends on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses. Net cash provided by operating activities was $88.7 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

        Our net cash used in investing activities primarily consists of the acquisition cost of properties and the costs of renovating our properties. Net cash used in investing activities was $723.0 million and $1.5 billion for the six months ended June 30, 2014 and 2013, respectively, and includes $91.4 million and $236.8 million of renovation costs to prepare the properties for rental, respectively. These costs typically include paint, flooring, appliances, blinds and landscaping.

        Net cash provided by financing activities was $724.4 million and $1.4 billion for the six months ended June 30, 2014 and 2013, respectively. Our net cash provided by financing activities for the six months ended June 30, 2014 primarily consisted of $106.0 million in net borrowings under the credit facility and $481.0 million in proceeds from our securitization transaction in May 2014. Our net cash provided by financing activities for the six months ended June 30, 2013 primarily consisted of approximately $703.5 million from the issuance of our Class A common shares sold in the March 2013 private placement and $670.0 million in borrowings from our credit facility.

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

  Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rent and other receivables, restricted cash for resident security deposits, escrow deposits, prepaid expenses and other assets, accounts payable and accrued expenses and amounts payable to affiliates approximate fair value because of the short maturity of these amounts. The Company's interest rate cap agreement, contingently convertible Series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements.

  Derivatives

        We currently use, and in the future may use, interest rate cap agreements for interest rate risk management purposes and in conjunction with certain LIBOR-based variable rate debt to satisfy lender requirements. We assess these derivatives at inception and on an on-going basis for the effectiveness of qualifying cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings as interest expense. The ineffective portion of the change in fair value of our interest rate cap agreements is required to be recognized directly in earnings.

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

        ASC 740-10 Income Taxes requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the "more likely than not" threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of June 30, 2014, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

        Our liquidity and capital resources as of June 30, 2014 included cash and cash equivalents of $239.1 million. Additionally, as of June 30, 2014, $481.0 million was outstanding and $319.0 million was available under our credit facility. From July 1, 2014 through July 31, 2014, the Company borrowed an additional $120.0 million under the credit facility and made payments on the credit facility totaling $15.0 million. On July 31, 2014, the loan had an outstanding balance of $586.0 million.

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

        We will seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities (including Operating Partnership units), asset securitizations, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, borrowings under our credit facility and asset securitizations. Additionally, the Company anticipates completing another asset securitization transaction during the second half of 2014. However, there can be no assurances that any such transaction will be completed. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income net of operating expenses and recurring capital expenditures will generally provide cash flow sufficient to fund our operations and dividend distributions. However, a significant number of our properties are not fully stabilized. In addition, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

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

        The credit facility is secured by our Operating Partnership's membership interests in entities that own our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth (as defined) of not less than the sum of 85% of our tangible net worth as of September 30, 2013 plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of June 30, 2014, the Company was in compliance with all covenants.

  Asset-Backed Securitization

        In May 2014, the Company completed a securitization transaction resulting in approximately $481.0 million in total gross proceeds, before issuance costs of approximately $14.9 million. The transaction involves the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 3,852 homes sold to an affiliate from the Company's portfolio of single-family properties. The loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of June 9, 2019 and requires that we maintain certain covenants, including, but not limited to, a minimum debt yield on the collateral pool of properties. As of June 30, 2014, the Company was in compliance with all covenants under the loan agreement. The loan requires monthly payments of principal, based on 1.0% annual amortization of the initial loan balance, and interest, based on a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility.

        Additionally, as part of certain lender requirements in connection with the securitization transaction, we entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. This interest rate cap agreement has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis. During the three months ended June 30, 2014, our interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period which the hedged transaction affects earnings. Over the next 12 months, we estimate that $0.05 million will be reclassified as an increase to interest expense. The fair value of our interest rate cap agreement is estimated to be $0.03 million as of June 30, 2014 (see Note 15) and has been included in escrow deposits, prepaid expenses and other assets in the accompanying consolidated condensed balance sheets.

Subsequent Events

Subsequent Acquisitions

        From July 1, 2014 through July 31, 2014, we acquired 673 properties through our recurring acquisition channels, including foreclosure auctions and broker sales, with an aggregate purchase price of approximately $96.7 million. In addition, we acquired 1,372 properties through the acquisition of Beazer Pre-Owned Rental Homes, Inc. ("Beazer Rental Homes") on July 1, 2014, as discussed below.

We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Acquisition of Beazer Pre-Owned Rental Homes, Inc.

        On July 1, 2014, we acquired Beazer Rental Homes in exchange for approximately 8.2 million Class A common shares, $5.0 million of cash to be held in an indemnification escrow and extinguishment of certain liabilities of Beazer Rental Homes, including $112.8 million outstanding under Beazer Rental Homes' credit facility. The acquisition of Beazer Rental Homes adds 1,372 properties located in the Arizona, California, Florida and Nevada to our portfolio.

Borrowings on Credit Facility

        From July 1, 2014 through July 31, 2014, the Company borrowed an additional $120.0 million under the credit facility and made payments on the credit facility totaling $15.0 million, resulting in an outstanding balance of $586.0 million on July 31, 2014.

Declaration of Dividends

        On August 4, 2014, our board of trustees declared a quarterly dividend of $0.05 per Class A common share payable on September 30, 2014 to shareholders of record on September 15, 2014. Additionally, our board of trustees also declared the quarterly dividends of $0.3125 per share on the Company's 5.0% Series A Participating Preferred Shares payable on September 30, 2014 to shareholders of record on September 15, 2014, $0.3125 per share on the Company's 5.0% Series B Participating Preferred Shares payable on September 30, 2014 to shareholders of record on September 15, 2014, and $0.34375 per share on the company's 5.5% Series C Participating Preferred shares payable on September 30, 2014, to shareholders of reward on September 15, 2014.

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

        The following is a reconciliation of NOI to net loss as determined in accordance with GAAP (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net (loss) income	$(3,369)	$1,123	$(10,304)	$(5,734)
Income from discontinued operations	—	(986)	—	(1,008)
Gain on remeasurement of equity method investment	—	(10,945)	—	(10,945)
Remeasurement of Preferred Shares	141	—	598	—
Remeasurement of Series E units	4,944	—	7,700	—
Depreciation and amortization	38,325	10,879	73,456	13,784
Acquisition fees and costs expensed	919	2,099	1,371	3,489
Noncash share-based compensation expense	612	279	1,144	453
Interest expense	3,888	—	5,390	370
Advisory fees	—	3,610	—	6,352
General and administrative expense	5,703	811	10,777	2,436
Property operating expenses for vacant single-family properties and other	6,351	4,391	15,394	6,120
Other revenues	(406)	(363)	(675)	(363)

Net operating income	$57,108	$10,898	$104,851	$14,954

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

        The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO and Core FFO for the three and six months ended June 30, 2014 and 2013 (amounts in thousands, except share and per share information):

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Net loss attributable to common shareholders	$(12,250)	$(25,926)
Adjustments:
Noncontrolling interests in the Operating Partnership	4,140	7,855
Depreciation and amortization of real estate assets	36,793	70,620

Funds from operations	$28,683	$52,549

Adjustments:
Acquisition fees and costs expensed	919	1,371
Noncash share-based compensation expense	612	1,144
Remeasurement of Series E units	4,944	7,700
Remeasurement of Preferred shares	141	598

Core funds from operations	$35,299	$63,362

Weighted average number of FFO shares (1)	239,138,917	239,133,270

FFO per weighted average FFO share	$0.12	$0.22

Core FFO per weighted average FFO share	$0.15	$0.26

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

        As of June 30, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility and asset- backed securitization of $481.0 million and $481.0 million, respectively. All borrowings under our credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%, while borrowings under our asset-backed securitization bear interest at a duration-weighted blended interest rate of LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase/decrease in the LIBOR rate on our projected annual interest expense as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$(9,620)	$(3,750)
Rate decrease of 1% (2)	$770	$638
(1)
Calculation of additional projected annual interest expense as a result of 100 basis point increase reflects potential impact of our interest rate cap agreement as of June 30, 2014.
(2)
Calculation of projected decrease in annual interest expense as a result of 100 basis point decrease is reflective of any LIBOR floors or minimum interest rates stated in the agreements of respective borrowings.

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

Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  (b)
  Not required.

  (c)
  The Company did not repurchase any of its equity securities during the quarter ended June 30, 2014.

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

AMERICAN HOMES 4 RENT
/s/ DIANA M. LAING Diana M. Laing Chief Financial Officer (Principal executive officer, principal financial officer and duly authorized accounting officer)
Date: August 7, 2014

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