Form 10-Q
period 2014-09-30
American Homes 4 Rent
filed 2014-11-14
CIK 1562401

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        There were 210,838,831 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on November 11, 2014.

American Homes 4 Rent
Form 10-Q
INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the "Company," "we," "our" and "us"), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "intend," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A."Risk Factors", Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

American Homes 4 Rent

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Single-family properties:
Land	$982,959	$728,362
Buildings and improvements	4,296,874	3,188,693
Single-family properties held for sale	5,574	6,569

	5,285,407	3,923,624
Less: accumulated depreciation	(167,664)	(62,202)

Single-family properties, net	5,117,743	3,861,422
Cash and cash equivalents	103,939	148,989
Restricted cash	59,212	26,430
Rent and other receivables, net	5,637	6,863
Escrow deposits, prepaid expenses and other assets	60,685	39,212
Deferred costs and other intangibles, net	42,807	20,573
Asset-backed securitization certificates	25,666	—
Goodwill	120,655	120,655

Total assets	$5,536,344	$4,224,144

Liabilities
Credit facility	$82,000	$375,000
Asset-backed securitizations	993,058	—
Accounts payable and accrued expenses	135,789	103,397
Amounts payable to affiliates	10,170	—
Contingently convertible Series E units liability	71,050	66,938
Preferred shares derivative liability	57,420	28,150

Total liabilities	1,349,487	573,485

Commitments and contingencies
Equity
Shareholders' equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 210,838,831 and 184,869,219 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,108	1,848
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2014 and December 31, 2013	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 17,060,000 and 9,060,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	171	91
Additional paid-in capital	3,614,428	2,996,478
Accumulated deficit	(140,277)	(63,479)
Accumulated other comprehensive loss	(196)	—

Total shareholders' equity	3,476,240	2,934,944
Noncontrolling interest	710,617	715,715

Total equity	4,186,857	3,650,659

Total liabilities and equity	$5,536,344	$4,224,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rents from single-family properties	$104,210	$47,364	$266,842	$70,879
Fees from single-family properties	1,529	1,476	4,776	2,230
Tenant charge-backs	4,282	323	9,310	370
Other	372	300	1,047	663

Total revenues	110,393	49,463	281,975	74,142

Expenses:
Property operating expenses
Leased single-family properties	50,583	17,579	116,639	26,941
Vacant single-family properties and other	3,885	7,873	19,279	13,993
General and administrative expense	5,291	2,742	16,068	5,178
Advisory fees	—	—	—	6,352
Interest expense	5,112	—	10,502	370
Noncash share-based compensation expense	751	153	1,895	606
Acquisition fees and costs expensed	14,550	496	15,921	3,985
Depreciation and amortization	44,855	24,043	118,311	37,827

Total expenses	125,027	52,886	298,615	95,252

Gain on remeasurement of equity method investment	—	—	—	10,945
Remeasurement of Series E units	3,588	(438)	(4,112)	(438)
Remeasurement of Preferred shares	(1,750)	—	(2,348)	—

Loss from continuing operations	(12,796)	(3,861)	(23,100)	(10,603)

Discontinued operations
Gain on disposition of single-family properties	—	—	—	904
Income from discontinued operations	—	—	—	104

Income from discontinued operations	—	—	—	1,008

Net loss	(12,796)	(3,861)	(23,100)	(9,595)
Noncontrolling interest	3,382	3,798	11,214	9,357
Dividends on preferred shares	5,569	—	13,359	—
Conversion of preferred units	—	—	—	10,456

Net loss attributable to common shareholders	$(21,747)	$(7,659)	$(47,673)	$(29,408)

Weighted-average shares outstanding—basic and diluted	202,547,677	162,725,150	191,251,638	102,729,661

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.11)	$(0.05)	$(0.25)	$(0.30)
Income from discontinued operations	—	—	—	0.01

Net loss attributable to common shareholders per share—basic and diluted	$(0.11)	$(0.05)	$(0.25)	$(0.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(12,796)	$(3,861)	$(23,100)	$(9,595)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate cap agreement:
Unrealized interest rate cap agreement gain (loss) arising during the period	16	—	(196)	—
Reclassification adjustment for amortization of interest expense included in net loss	—	—	—	—

Unrealized gain (loss) on interest rate cap agreement	16	—	(196)	—

Total other comprehensive income (loss)	16	—	(196)	—

Comprehensive loss	(12,780)	(3,861)	(23,296)	(9,595)
Comprehensive income attributable to noncontrolling interests	3,379	3,798	11,226	9,357
Dividends on preferred shares	5,569	—	13,359	—
Conversion of preferred shares	—	—	—	10,456

Comprehensive loss attributable to common shareholders	$(21,728)	$(7,659)	$(47,881)	$(29,408)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statement of Equity

(Amounts in thousands, except share data)

(Unaudited)

	Class A common shares		Class B common shares
					Preferred shares
									Accumulated other comprehensive loss
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit		Shareholders' equity	Noncontrolling interest	Total equity
Balances at December 31, 2013	184,869,219	$1,848	635,075	$6	9,060,000	$91	$2,996,478	$(63,479)	$—	$2,934,944	$715,715	$3,650,659
2,770 Property Contribution	—	—	—	—	—	—	31	—	—	31	1,515	1,546
Share-based compensation	—	—	—	—	—	—	1,895	—	—	1,895	—	1,895
Issuances of Preferred shares, net of offering costs of $10,567	—	—	—	—	8,000,000	80	162,431	—	—	162,511	—	162,511
Issuances of Class A common shares, net of offering costs of $4,705	25,969,612	260	—	—	—	—	453,593	—	—	453,853	—	453,853
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(13,359)	—	(13,359)	—	(13,359)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(17,827)	(17,827)
Common shares	—	—	—	—	—	—	—	(29,125)	—	(29,125)	—	(29,125)
Net (loss) income	—	—	—	—	—	—	—	(34,314)	—	(34,314)	11,214	(23,100)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(196)	(196)	—	(196)

Balances at September 30, 2014	210,838,831	$2,108	635,075	$6	17,060,000	$171	$3,614,428	$(140,277)	$(196)	$3,476,240	$710,617	$4,186,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(23,100)	$(9,595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118,311	37,827
Noncash amortization of deferred financing costs	919	186
Noncash share-based compensation	1,895	606
Gain on remeasurement of equity method investment	—	(10,945)
Gain on disposition of discontinued operations	—	(904)
Provision for bad debt	4,429	—
Remeasurement of Series E units	4,112	438
Remeasurement of Preferred shares	2,348	—
Equity in net income of unconsolidated ventures	62	—
Other changes in operating assets and liabilities:
Rent and other receivables	(3,927)	5,244
Restricted cash for resident security deposits	(13,232)	(21,282)
Prepaid expenses and other assets	6,331	(2,793)
Deferred leasing costs	(5,096)	(6,348)
Accounts payable and accrued expenses	18,150	10,857
Resident security deposit liability	13,232	21,282
Amounts payable to affiliates	7,218	(20,251)

Net cash provided by operating activities	131,652	4,322

Investing activities
Cash paid for single-family properties	(914,059)	(1,712,119)
Escrow deposits for purchase of single-family properties	(37,834)	(11,834)
Change in restricted cash related to lender requirements	(19,550)	—
Cash acquired in non-cash business combinations	2,202	33,099
Beazer Rental Homes acquisition	(108,246)	—
Settlement of net monetary assets related to Management Internalization	—	(6,958)
Net proceeds received from sale of discontinued operations	—	8,844
Investment in unconsolidated joint ventures	(13,932)	—
Distributions from unconsolidated joint venture	—	3,431
Investments in mortgage financing receivables	(23,744)	—
Initial renovations to single-family properties	(136,150)	(321,559)
Other capital expenditures for single-family properties	(10,051)	—

Net cash used for investing activities	(1,261,364)	(2,007,096)

Financing activities
Implied contribution by Sponsor for historical operations	—	517
Net proceeds from issuance of Class A common shares	308,617	1,548,280
Net proceeds from issuance of Preferred shares	189,433	—
Proceeds from exercise of stock options	431	—
Proceeds from asset-backed securitizations	968,594	—
Payments on asset-backed securitizations	(1,202)	—
Proceeds from credit facility	1,174,000	1,044,000
Payments on credit facility	(1,467,000)	(806,000)
Proceeds from bridge loan	—	115,000
Payments on bridge loan	—	(115,000)
Extinguishment of RJ1 note payable	—	(7,600)
Contributions to noncontrolling interests	—	500
Distributions to noncontrolling interests	(17,827)	(6,497)
Distributions to common shareholders	(29,125)	—
Distributions to preferred shareholders	(13,359)	—
Deferred financing costs	(27,900)	(9,559)

Net cash provided by financing activities	1,084,662	1,763,641

Net decrease in cash and cash equivalents	(45,050)	(239,133)
Cash and cash equivalents, beginning of period	148,989	397,198

Cash and cash equivalents, end of period	$103,939	$158,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Supplemental cash flow information
Cash payments for interest	$(15,654)	$(4,011)
Supplemental schedule of noncash investing and financing activities
Receivables related to property acquisitions	$—	$1,639
Accounts payable and accrued expenses related to property acquisitions	$(4,631)	$28,237
Accounts payable and accrued expenses related to deferred financing costs	$—	$2,533
Amounts payable to affiliates related to property acquisitions	$(1,883)	$(1,683)
Accrued distribution to Series C convertible units	$4,698	$4,698
Contribution of properties (see Note 10)
Single-family properties, including related assets and liabilities	$—	$32,229
Additional paid-in capital	$—	$(384,225)
Due from affiliates	$—	$(2,508)
Issuance of Series C convertible units to noncontrolling interest	$—	$391,701
Issuance of Class B common shares	$—	$7,993
Acquisitions for equity (see Note 11)
Single-family properties	$144,834	$966,571
Cash and cash equivalents	$2,202	$33,099
Other net assets and liabilities	$(4,886)	$(36,760)
Deferred costs and other intangibles	$2,655	$133,195
Class A common shares	$(82)	$(436)
Additional paid-in capital	$(144,723)	$(703,856)
Issuance of Class A units to noncontrolling interest	$—	$(221,934)
Issuance of Series D units to noncontrolling interest	$—	$(65,188)
Contingently convertible Series E units liability	$—	$(64,881)
Noncontrolling interest in consolidated subsidiaries	$—	$(39,321)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and operations

        American Homes 4 Rent (the "Company," "we," "our" and "us") is a Maryland real estate investment trust ("REIT") formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of September 30, 2014, the Company held 30,877 single-family properties in 22 states, including 39 properties held for sale.

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

        There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes and therefore notes to the condensed consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

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

Recent Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations such as a major line of business, major geographic area or a major equity method investment, should be presented as discontinued operations. In addition the new guidance will require expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014, and is not expected to have a material impact on the Company's financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts." The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies (Continued)

more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on the Company's financial statements.

Note 3. Single-family properties

        Single-family properties, net, consists of the following as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Number of properties	Net book value
Leased single-family properties	26,161	$4,338,250
Single-family properties being renovated	2,330	371,096
Single-family properties being prepared for re-lease	295	49,672
Vacant single-family properties available for lease	2,052	352,489
Single-family properties held for sale	39	6,236

Total	30,877	$5,117,743

	December 31, 2013
	Number of properties	Net book value
Leased single-family properties	17,328	$2,914,947
Single-family properties being renovated	2,463	348,571
Single-family properties being prepared for re-lease	281	45,404
Vacant single-family properties available for lease	3,152	545,931
Single-family properties held for sale	44	6,569

Total	23,268	$3,861,422

        Single-family properties, net at September 30, 2014 and December 31, 2013, include $138.8 million and $120.6 million, respectively, related to properties for which the recorded grant deed has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded.

        Depreciation expense related to single-family properties was $40.8 million and $20.8 million for the three months ended September 30, 2014 and 2013, respectively, and $106.6 million and $32.7 million for the nine months ended September 30, 2014 and 2013, respectively. Included in single-family properties, net at September 30, 2014 and December 31, 2013, are certain single-family properties contributed by the Sponsor (see Note 10).

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 4. Rent and Other Receivables

        Included in rent and other receivables, net is an allowance for doubtful accounts of $0.3 million and $1.2 million, as of September 30, 2014 and December 31, 2013, respectively. Also included in rent and other receivables, net, are receivables related to payments made on single-family properties for which sales have been rescinded or unwound due to legal issues beyond our control, totaling $1.2 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively, and non-tenant receivables totaling $2.4 million as of September 30, 2014.

Note 5. Deferred costs and other intangibles

        Deferred costs and other intangibles, net, consists of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Deferred leasing costs	$16,595	$12,526
Deferred financing costs	40,047	12,147
Intangible assets:
Value of in-place leases	8,202	6,085
Trademark	3,100	3,100
Database	2,100	2,100

	70,044	35,958
Less: accumulated amortization	(27,237)	(15,385)

Total	$42,807	$20,573

        Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $4.0 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $11.7 million and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively, which has been included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of deferred financing costs was $1.4 million and $2.2 million for the three months ended September 30, 2014, and 2013, respectively, and $2.9 million and $3.1 million for the nine months ended September 30, 2014 and 2013, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

        The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2014 for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2014	$1,595	$1,656	$769	$165	$75
2015	2,489	6,569	488	660	300
2016	—	6,587	4	660	300
2017	—	5,233	—	660	300
2018	—	4,764	—	91	300
Thereafter	—	8,710	—	—	432

Total	$4,084	$33,519	$1,261	$2,236	$1,707

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Debt

Asset-Backed Securitizations

  May 2014 Securitization

        In May 2014, we completed a private securitization transaction (the "2014-SFR1 securitization") in which a newly-formed special purpose entity (the "Borrower") entered into a loan with a third-party lender for $481.0 million represented by a promissory note (the "Note"). In addition, the Company entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. The Borrower under the loan is wholly owned by another special purpose entity (the "Equity Owner") and the Equity Owner is wholly owned by the Operating Partnership. The loan is a two-year, floating rate loan, comprised of six floating rate components computed monthly based on one month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The Note requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount.

        The loan may be extended for three, 12-month extensions at the Borrower's option, resulting in a fully extended maturity date of June 9, 2019, provided there is no event of default under the Loan Agreement, the Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to Lender and the Borrower complies with the other terms set forth in the Loan Agreement.

        The Note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $481.0 million, before issuance costs of $14.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest.

        The loan is secured by first priority mortgages on a pool of 3,852 homes transferred to the Borrower from the Company's portfolio of properties. The Borrower's homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company's other properties. During the duration of the loan, the Borrower's properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the Borrower becomes a disqualified property under the terms of the loan, and the Borrower is limited in its ability to incur any additional indebtedness.

        The loan is also secured by a security interest in all of the Borrower's personal property and a pledge of all of the assets of the Equity Owner, including a security interest in its membership interest in the Borrower. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

        The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including establishing and maintaining a cash management account controlled by the lender to collect all rents and cash generated by the Borrower's properties. In the absence of an event of default, the Borrower will receive any excess cash after payment of monthly interest, principal and property related expenses. Upon the occurrence of an event of default under the loan or if the Borrower does not maintain a debt yield (underwritten cash flow divided by the outstanding principal balance of the loan) on the portfolio of at least 6.68%, the lender may transfer the excess cash to an account which lender may apply any funds as the lender elects, including to prepay principal and pay any amounts due under the loan. The lender may also foreclose on its security interests, in limited circumstances may enforce the Company's guaranty and may appoint a new property manager. As of September 30, 2014, the Company was in compliance with all covenants under the loan agreement.

        The Company has accounted for the transfer of the Note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the Note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 3,852 homes placed as collateral for the Note and has recorded a $481.0 million asset-backed securitization liability, representing the principal balance outstanding on the Note, in the accompanying condensed consolidated balance sheets. The 3,852 collateral homes had a net book value of $631.9 million as of September 30, 2014.

        The interest rate cap agreement entered into as part of the securitization transaction has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis. During the three months ended September 30, 2014, the Company's interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period in which the hedged transaction affects earnings. Over the next 12 months, the Company estimates that $0.1 million will be reclassified as an increase to interest expense. The fair value of the interest rate cap agreement is estimated to be $0.05 million as of September 30, 2014, (see Note 15) and has been included in escrow deposits, prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

        As the 2014-SFR1 securitization bears variable interest at LIBOR plus 1.54% and was recently entered into on May 21, 2014, management believes that the carrying value of the 2014-SFR1 securitization as of September 30, 2014, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

  September 2014 Securitization

        In September 2014, we completed our second securitization transaction (the "2014-SFR2 securitization"), which was structured substantially similar to the 2014-SFR1 securitization. The principal differences from the 2014-SFR1 securitization are: (1) the loan is a fixed rate loan for $513.3 million with a ten year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%, (2) no interest rate cap agreement was part of the transaction, and (3) the loan is secured by first priority mortgages on a portfolio of 4,487 single-family residential properties owned by the borrower, a subsidiary of the Company and (4) in lieu of a debt yield requirement, the loan agreement provides that if the borrower does not maintain a debt service

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

coverage ratio of at least 1.20:1.00, the lender may transfer cash to an account from which the lender may apply funds as it elects, including prepayment of the loan and principal. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the underwritten net cash flow (as defined in the loan agreement) divided by the aggregate debt service for the twelve month period following the date of determination. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. Gross proceeds to the Company from the 2014-SFR2 securitization, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

        The Company has accounted for the transfer of the 2014-SFR2 securitization promissory note to the trust as a sale under ASC 860 with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the Company with any ability to direct activities that could impact the trust's economic performance. Accordingly, the Company does not consolidate the trust and continues to consolidate, at historical cost basis, the 4,487 homes placed as collateral for the note and has recorded a $513.3 million asset-backed securitization liability, representing the principal balance outstanding on the note, in the accompanying condensed consolidated balance sheets. Separately, the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets. The 4,487 collateral homes had a net book value of $697.8 million as of September 30, 2014.

        As of September 30, 2014, the Company was in compliance with all covenants under the loan agreement. Additionally, as the 2014-SFR2 securitization was recently entered into on September 19, 2014, management believes that the carrying value of the 2014-SFR2 securitization reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

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

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

        The credit facility is secured by our Operating Partnership's membership interests in entities that own certain of our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15.0 million, of which at least $7.5 million must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth of not less than the sum of 85% of our tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of September 30, 2014, the Company was in compliance with all loan covenants and had $82.0 million in total outstanding borrowings under the credit facility. Management believes that the carrying value of the credit facility as of September 30, 2014, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

Interest Expense

        The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross interest cost	$8,500	$5,027	$19,228	$7,425
Capitalized interest	(3,388)	(5,027)	(8,726)	(7,055)

Interest expense	$5,112	$—	$10,502	$370

Note 7. Accounts payable and accrued expenses

        The following table summarizes accounts payable and accrued expenses as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable	$146	$901
Accrued property taxes	56,045	28,240
Other accrued liabilities	27,725	21,538
Accrued distribution payable	—	9,274
Accrued construction and maintenance liabilities	11,894	16,917
Resident security deposits	39,979	26,527

Total	$135,789	$103,397

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity

Issuance of Class A Common Shares

        In July 2014, the Company issued 8,158,001 Class A common shares of beneficial interest, $0.01 par value per share, in connection with the acquisition of Beazer Pre-Owned Rental Homes, Inc. ("Beazer Rental Homes") (see Note 11).

        In August 2014, the Company issued 17,782,861 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering and concurrent private placement, raising gross proceeds of $313.3 million before offering costs of $4.7 million.

Participating Preferred Shares

        In May 2014, the Company issued 7,600,000 5.50% Series C participating preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $190.0 million before offering costs of $9.7 million.

        As of September 30, 2014, the initial liquidation preference, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company's outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $439.0 million.

Distributions

        In August 2014, our board of trustees declared a quarterly distribution of $0.05 per common share. Total quarterly distributions of approximately $10.2 million were paid on September 30, 2014, to common shareholders of record on September 15, 2014, and included in distributions to common shareholders in the accompanying condensed consolidated statement of equity.

        In August 2014, our board of trustees declared a quarterly distribution of $0.15113 per Series C Convertible Unit payable on October 10, 2014, to shareholders of record on September 30, 2014. Accordingly, a distribution payable to Series C Convertible Unit holders of $4.7 million has been recorded within amounts payable to affiliates in the accompanying condensed consolidated balance sheet as of September 30, 2014 (see Note 9), and included in distributions to noncontrolling interests in the accompanying condensed consolidated statement of equity.

        In August 2014, our board of trustees declared quarterly distributions of $0.3125 per share, $0.3125 per share and $0.34375 per share on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively. Total quarterly distributions of approximately $1.6 million, $1.4 million and $2.6 million on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively, which were paid on September 30, 2014, to shareholders of record on September 15, 2014, have been included in distributions to preferred shareholders in the accompanying condensed consolidated statement of equity.

Noncontrolling interest

        Noncontrolling interest as reflected in the Company's condensed consolidated balance sheet primarily consists of the interest held by the Sponsor in units in the Company's Operating Partnership.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

As of September 30, 2014 and December 31, 2013, the Sponsor owned 13,787,292, or approximately 6.1% and 6.9%, respectively, of the total 225,261,198 and 199,291,586 Class A units in the Operating Partnership, respectively. Additionally, the Sponsor owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of September 30, 2014, and December 31, 2013. Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

        Noncontrolling interest as reflected in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2014, primarily consisted of $4.7 million and $13.9 million, respectively, of preferred income allocated to Series C convertible units, $1.1 million and $2.5 million, respectively, of net loss allocated to Class A units, and $0.2 million and $0.2 million, respectively, of net loss allocated to noncontrolling interests in certain of the Company's consolidated subsidiaries.

        Noncontrolling interest as reflected in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2013, primarily consisted of $4.7 million and $10.2 million, respectively, of preferred income allocated to Series C convertible units, zero and $0.2 million, respectively, of preferred income allocated to Preferred Units (prior to the date of conversion) and $0.7 million and $0.8 million, respectively, of net loss allocated to Class A units. Also included in noncontrolling interest in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2013, was $0.2 million of net loss allocated to noncontrolling interests in certain of the Company's consolidated subsidiaries.

2012 Equity Incentive Plan

        During the nine months ended September 30, 2014, the Company granted stock options for 1,220,000 Class A common shares and 92,000 restricted stock units to certain employees of the Company under the 2012 Equity Incentive Plan. The options and restricted stock units granted during the nine months ended September 30, 2014, vest over four years and expire 10 years from the date of grant.

        The following table summarizes stock option activity under the plan for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended,
	September 30, 2014		September 30, 2013
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Outstanding at beginning of the period	1,190,000	$15.48	700,000	$15.00
Granted	1,220,000	16.74	—	—
Exercised	(28,750)	15.00	—	—
Forfeited	(216,250)	15.70	(60,000)	15.00

Outstanding at end of the period	2,165,000	$16.17	640,000	$15.00

Exercisable at end of the period	131,250	$15.00	—	$—

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

        The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the nine months ended September 30, 2014:

Weighted-average fair value	$4.89
Weighted-average remaining life (years)	9.4
Expected term (years)	7.0
Dividend yield	3.0%
Volatility	37.3%
Risk-free interest rate	2.2%

        Total non-cash share-based compensation expense related to stock options and restricted stock units was $0.8 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively. During the nine months ended September 30, 2014, stock options for 216,250 Class A common shares and 2,000 restricted stock units were forfeited and stock options for 2,165,000 Class A common shares and 90,000 restricted stock units remained outstanding as of September 30, 2014.

Note 9. Related party transactions

        As of September 30, 2014 and December 31, 2013, the Sponsor owned approximately 3.3% and 3.7%, respectively, of our outstanding Class A common shares. On a fully-diluted basis, the Sponsor held (including consideration of 635,075 Class B common shares as of September 30, 2014 and December 31, 2013, 13,787,292 Class A common units as of September 30, 2014 and December 31, 2013, 31,085,974 Series C convertible units as of September 30, 2014 and December 31, 2013, 4,375,000 Series D units as of September 30, 2014 and December 31, 2013 and 4,375,000 Series E units as of September 30, 2014 and December 31, 2013) an approximate 21.7% and 24.6% interest at September 30, 2014 and December 31, 2013, respectively.

        As of September 30, 2014, the Company had a net payable of approximately $10.2 million due to the Sponsor, which has been reflected as amounts payable to affiliates in the accompanying condensed consolidated balance sheets. This amount primarily consists of payables to the Sponsor related to accrued and unpaid acquisition fees and declared and unpaid preferred distributions on the Series C convertible units held by the Sponsor (see Note 8).

        As of December 31, 2013, the Company had a net receivable of $4.5 million due from the Sponsor, which has been included in escrow deposits, prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. This amount consists of receivables due from the Sponsor related to the estimated net monetary asset reconciliations associated with the Management Internalization and Alaska Joint Venture Acquisition (see Note 11) and other expense reimbursements, offset by amounts payable to the Sponsor related to accrued and unpaid acquisition fees and declared and unpaid distributions on the Series C convertible units (see Note 8).

Advisory management agreement

        In November 2012, the Company entered into an advisory management agreement with the Advisor under which the Advisor was responsible for designing and implementing our business strategy

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9. Related party transactions (Continued)

and administering our business activities and day-to-day operations, subject to the oversight by our board of trustees. For the three and nine months ended September 30, 2013, related management fee expenses incurred to the Advisor prior to the Management Internalization in June 2013 were zero and $6.4 million, respectively (see Note 11).

Property Management Agreement

        In November 2012, the Company entered into a property management agreement with the Property Manager under which the Property Manager generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We paid the Property Manager a property management fee equal to 6% of collected rents and a leasing fee equal to one-half month of each lease's annual rent. For the three and nine months ended September 30, 2013, property management fees incurred to the Property Manager prior to the Management Internalization were zero and $1.3 million, respectively, which have been included in property operating expenses in the accompanying condensed consolidated statement of operations (see Note 11).

Agreement on Investment Opportunities

        In November 2012, the Company entered into an "Agreement on Investment Opportunities" with the Sponsor under which we pay an acquisition and renovation fee equal to 5% of all costs and expenses we incur in connection with the initial acquisition, repair and renovation of single-family properties (net of any broker fees received by the Property Manager) for its services in identifying, evaluating, acquiring and overseeing the renovation of the properties we purchase. In connection with the Management Internalization on June 10, 2013, (see Note 11), we entered into an Amended and Restated Agreement on Investment Opportunities. Under the amended and restated agreement, on December 10, 2014, the Sponsor will cease providing acquisition and renovation services for us and we will cease paying the acquisition and renovation fee. No termination or other fee will be due on December 10, 2014, in connection with the termination of the Sponsor providing such services. As of September 10, 2014, we have the right to offer employment that would commence on December 10, 2014, to all of the Sponsor's acquisition and renovation personnel necessary for our operations. Additionally, the Sponsor is required to pay the Company a monthly fee of $0.1 million through December 10, 2014, for maintenance and use of certain intellectual property transferred to us in the Management Internalization, which is included in other revenue in the accompanying condensed consolidated statements of operations (see Note 11). The Company is currently in the process of making offers of employment to the acquisition and renovation personnel of the Sponsor that will commence in December 2014.

        During the three and nine months ended September 30, 2014, we incurred $31.8 million and $58.6 million in aggregate acquisition and renovation fees to the Sponsor under the terms of this agreement, $19.0 million and $44.6 million of which has been capitalized related to asset acquisitions and included in the cost of the single-family properties, and $12.8 million and $14.0 million has been expensed related to property acquisitions with in-place leases and to the acquisition of Beazer Rental Homes, respectively. During the three and nine months ended September 30, 2013, we incurred $22.9 million and $95.3 million in aggregate acquisition and renovation fees to the Sponsor under the terms of this agreement, $22.6 million and $92.7 million of which has been capitalized related to asset acquisitions and included in the cost of the single-family properties, and $0.3 million and $2.6 million

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9. Related party transactions (Continued)

has been expensed related to property acquisitions with in-place leases, respectively. As of September 30, 2014, accrued and unpaid acquisition and renovation fees were $4.4 million, which have been included in amounts payable to affiliates in the accompanying condensed consolidated balance sheets.

Employee Administration Agreement

        In connection with the Management Internalization on June 10, 2013, (see Note 11), we entered into an employee administration agreement with Malibu Management, Inc. ("MMI"), an affiliate of the Sponsor, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of the Sponsor. Under terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and are able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We are required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We do not pay any fee or any other form of compensation to MMI. Total compensation and benefit costs paid by MMI and passed through to us under the agreement during the three and nine months ended September 30, 2014, were $11.2 million and $30.3 million, respectively, and $7.2 million and $8.4 million during the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, accrued and unpaid reimbursable compensation and benefit costs due to MMI were $0.3 million, which have been included in amounts payable to affiliates in the accompanying condensed consolidated balance sheet.

Allocated general and administrative expenses

        Prior to February 28, 2013, the Company received an allocation of general and administrative expenses from the Sponsor that were either clearly applicable to or were reasonably allocated to the operations of the properties prior to contribution by the Sponsor (see Note 10). Allocated general administrative expenses prior to the date of contribution for the three and nine months ended September 30, 2013, were zero and $1.0 million, respectively, which have been included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 10. Contributions by the Sponsor

2,770 Property Contribution

        On February 28, 2013, we entered into an agreement with the Sponsor providing for the contribution of 2,770 single-family properties for total consideration of $491.7 million (the "2,770 Property Contribution"). The consideration to the Sponsor was 31,085,974 Series C convertible units in our Operating Partnership and 634,408 Class B common shares valued at $15.50 per unit/share, which approximated fair value as of the date of the transaction. Because the 2,770 Property Contribution has been deemed to be a transaction between entities under common control, the shares issued and the property received have been recorded by us at the Sponsor's historical book value and reflected as if they had been acquired by us on the dates such properties were acquired by the Sponsor. Upon consummation of the transaction on February 28, 2013, the total $386.5 million predecessor net book value of the property contribution was reclassified from additional paid-in capital to (i) noncontrolling interest in connection with the issuance of $378.8 Series C units in our Operating Partnership and (ii) Class B common shares in connection with the issuance of $7.7 million Class B common shares.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions

Beazer Rental Homes Acquisition

        On July 1, 2014, the Company completed the acquisition of Beazer Rental Homes for the purpose of acquiring a 100% ownership interest in a portfolio of 1,372 homes located in markets in Arizona, California, Florida and Nevada (the "Beazer Rental Homes Acquisition"). The Beazer Rental Homes Acquisition was completed pursuant to an Agreement and Plan of Merger by and among American Homes 4 Rent, AMH Portfolio One, LLC, a wholly owned subsidiary of the Company ("Merger Sub"), and representatives of the Beazer shareholders, dated as of July 1, 2014 (the "Merger Agreement"). As provided in the Merger Agreement, the acquisition was completed as a tax-free merger of Beazer Rental Homes with Merger Sub. The merger consideration to the security holders of Beazer Rental Homes consisted of 8,158,001 Class A common shares in the Company, $5.0 million of cash to be held in an indemnification escrow for a period of six months and extinguishment of $108.2 million outstanding under the Beazer Rental Homes credit facility. The fair value of the Class A common shares issued has been estimated to be $144.8 million, which has been determined using the closing price in the Company's Class A common shares on the date of the Beazer Rental Homes Acquisition. As of September 30, 2014, the Company has estimated that approximately $1.8 million will be withheld from the $5.0 million indemnification escrow to satisfy certain representation and warranty provisions in accordance with the Merger Agreement. Accordingly, the remaining $3.2 million indemnification escrow has been recognized within total merger consideration as of September 30, 2014, with a corresponding liability included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Total merger consideration and the related indemnification escrow liability will be adjusted at the end of the six month indemnification period.

        The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Beazer Rental Homes Acquisition (in thousands):

Land	$60,866
Buildings and improvements	192,214
Cash and cash equivalents	2,202
In-place leases	2,655
Other current assets and liabilities, net	(1,785)

Estimated fair value of assets and liabilities acquired	$256,152

        Since the date of the Beazer Rental Homes Acquisition, the Company has consolidated the 1,372 single-family properties acquired as part of the transaction and the related results of these operations are reflected in the Company's condensed consolidated financial statements.

        The following table presents the total revenues and net income attributable to the Beazer Rental Homes Acquisition which is included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 (in thousands):

Period from July 1, 2014 to September 30, 2014
Total revenues	$5,343
Net income	$477

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

        Under the terms of the Management Internalization contribution agreement, net monetary assets, as defined, of the Advisor and Property Manager as of June 10, 2013, were to be settled in cash between the Company and the Sponsor subsequent to the date of the transaction. Accordingly, estimated net monetary assets of $7.0 million, including estimated cash and cash equivalents of $9.0 million, were recorded as of the date of the Management Internalization and subsequently the amounts were reconciled and settled in cash.

        Since the date of the Management Internalization, the Company has consolidated the Advisor and the Property Manager and the results of these operations are reflected in the accompanying condensed consolidated financial statements.

Alaska Joint Venture Acquisition

        On June 11, 2013, the Company acquired 100% of the membership interests in American Homes 4 Rent I, LLC (the "Alaska Joint Venture") from Alaska Permanent Fund Corporation ("APFC") and the Sponsor for a purchase price of $904.5 million (the "Alaska Joint Venture Acquisition"). The purchase price consisted of the issuance of 43,609,394 Class A common shares in the Company to APFC and 12,395,965 Class A units in the Operating Partnership to the Sponsor (see Note 8). As part of the Alaska Joint Venture Acquisition, the Company acquired a portfolio of 4,778 single-family properties, as well as the right to receive all net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013. Net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013, and prior to the Company's ownership on June 11, 2013, were approximately $1.9 million, which have been included in the purchase price of the assets acquired as part of the Alaska Joint Venture Acquisition. The Company completed the Alaska Joint Venture Acquisition for the purpose of acquiring a portfolio of 4,778 single-family properties, which was 75% leased as of the date of acquisition.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

        The following table summarizes the estimated fair values of the assets acquired as part of the Alaska Joint Venture Acquisition as of the date of acquisition (in thousands):

Land	$156,648
Buildings and improvements	740,396
Receivable for net cash flows prior to acquisition date	1,896
Value of in-place leases	5,547

Fair value of acquired assets	$904,487

        Pursuant to the Alaska Joint Venture Acquisition contribution agreement, net monetary assets, as defined, of the Alaska Joint Venture as of April 30, 2013, were used to fund all remaining initial repair and renovation costs of the 4,778 single-family properties, with shortfalls paid for by the Sponsor. Accordingly, estimated net monetary assets of the Alaska Joint Venture of $13.0 million, including estimated cash and cash equivalents of $23.0 million, were recorded as of the date of the Alaska Joint Venture Acquisition in the accompanying condensed consolidated balance sheet.

        Since the date of the Alaska Joint Venture Acquisition, the Company has consolidated the Alaska Joint Venture and the results of its operations are reflected in the accompanying condensed consolidated financial statements.

RJ Joint Ventures Acquisition

        On June 14, 2013, the Sponsor contributed its remaining ownership interest in RJ American Homes 4 Rent Investments, LLC ("RJ LLC") to the Company, 653,492 3.5% convertible perpetual preferred units held by the Sponsor were converted into 653,492 Class A units and the Company issued 705,167 additional Class A units to the Sponsor (collectively, the "2013 RJ Transaction"). The fair value of the 705,167 Class A units issued has been estimated to be $11,283,000, which has been determined using the most recent trading price in the Company's Class A common shares, into which the Class A units are convertible into on a one-for-one basis. Additionally, our Operating Partnership made a $7.6 million loan to RJ American Homes 4 Rent One, LLC ("RJ1"), the proceeds of which were used to extinguish the balance of an outstanding loan as of the date of the 2013 RJ Transaction. The Company completed the 2013 RJ Transaction for the purpose of gaining 100% ownership of RJ LLC and, therefore, control over RJ1 and RJ American Homes 4 Rent Two, LLC ("RJ2"). As of the date of the 2013 RJ Transaction, the RJ1 and RJ2 portfolios collectively consisted of 377 single-family properties.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

        The following table summarizes the estimated fair values of the net assets of RJ LLC, RJ1 and RJ2 that the Company gained control over on June 14, 2013, and the associated 67% noncontrolling interest held by third party accredited investors in RJ1 and RJ2, respectively (in thousands):

Land	$10,340
Building and improvements	54,123
Value of in-place leases	539
Cash and cash equivalents	1,128
Other current assets and liabilities, net	(311)
Notes payable	(7,600)
Noncontrolling interest	(39,321)

Fair value of acquired net assets	$18,898

        Since the date of the 2013 RJ Transaction, the Company has consolidated RJ LLC, RJ1 and RJ2 and the related results of operations are reflected in the accompanying consolidated financial statements.

        The following table presents the Company's supplemental consolidated pro forma total revenues and net income as if the Beazer Rental Homes Acquisition, Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2013 (in thousands):

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Pro forma total revenues (1)	$110,393	$52,341	$291,749	$101,648
Pro forma net loss (1)(2)	$(12,796)	$(5,532)	$(24,654)	$(21,237)
(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the Beazer Rental Homes Acquisition, Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction occurred on January 1, 2013.

(2)
Pro forma net loss represents the combined pro forma net loss of the Advisor and Property Manager, among others, but does not reflect the elimination of historical advisory and property management fees that would not have been paid had the Management Internalization occurred on January 1, 2013.

        Additionally, due to the inherent complexity of the accompanying consolidated financial statements as a result of the transactions completed between entities under common control, management believes that presentation of pro forma net loss attributable to common shareholders and on a per share basis is not meaningful and has therefore only presented pro forma total revenues and net loss as if the Beazer Rental Homes Acquisition, Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2013, above.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12. Earnings per share

        The following table reflects the computation of net loss per share on a basic and diluted basis for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Income / (loss) (numerator):
Loss from continuing operations	$(12,796)	$(3,861)	$(23,100)	$(10,603)
Income from discontinued operations	—	—	—	1,008
Noncontrolling interest	3,382	3,798	11,214	9,357
Dividends on preferred shares	5,569	—	13,359	—
Conversion of preferred units	—	—	—	10,456

Net loss attributable to common shareholders	$(21,747)	$(7,659)	$(47,673)	$(29,408)

Weighted-average shares (denominator)	202,547,677	162,725,150	191,251,638	102,729,661
Net loss per share—basic and diluted:
Loss from continuing operations	$(0.11)	$(0.05)	$(0.25)	$(0.30)
Income from discontinued operations	—	—	—	0.01

Net loss per share—basic and diluted	$(0.11)	$(0.05)	$(0.25)	$(0.29)

        Total weighted-average shares for the three and nine months ended September 30, 2014, shown above excludes an aggregate of 72,938,266 shares or units in our Operating Partnership, Series A, B and C preferred shares, common shares issuable upon exercise of stock options, and restricted stock units because they were antidilutive. Total weighted-average shares for the three and nine months ended September 30, 2013, shown above excludes an aggregate of 54,263,266 shares or units in our Operating Partnership, the subscription agreement and stock options because they were antidilutive.

        Due to the inherent complexity of the accompanying condensed consolidated financial statements as a result of the transactions completed between entities under common control (see Note 10), management does not consider the historical net loss per share computations to be meaningful.

Note 13. Commitments and contingencies

        In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of September 30, 2014 and December 31, 2013, the Company had aggregate outstanding commitments of $0.6 million and $1.5 million, respectively, in connection with these contracts.

        As of September 30, 2014 and December 31, 2013, we had commitments to acquire 730 and 536 single-family properties, respectively, with an aggregate purchase price of $117.2 million and $75.5 million, respectively.

        We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position.

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

        The fair value of our interest rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 15. Fair Value (Continued)

        The following tables set forth the fair value of our interest rate cap agreement, the contingently convertible Series E units liability and preferred shares derivative liability as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$49	$—	$49
Liabilities:
Contingently convertible Series E units liability	$—	$—	$71,050	$71,050
Preferred shares derivative liability	$—	$—	$57,420	$57,420

	December 31, 2013
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingently convertible Series E units liability	$—	$—	$66,938	$66,938
Preferred shares derivative liability	$—	$—	$28,150	$28,150

        The following table presents changes in the fair value of the contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis, with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the accompanying condensed consolidated statements of operations, for the nine months ended September 30, 2014 (in thousands):

Description	January 1, 2014	Issuances	Remeasurement included in earnings	September 30, 2014
Liabilities:
Contingently convertible Series E units liability	$66,938	$—	$4,112	$71,050
Preferred shares derivative liability	$28,150	$26,922	$2,348	$57,420

        Changes in inputs or assumptions used to value the contingently convertible Series E units liability and preferred shares derivative liability may have a material impact on the resulting valuation.

Note 16. Subsequent events

Subsequent Acquisitions

        From October 1, 2014 through October 31, 2014, we acquired 971 properties with an aggregate purchase price of approximately $150.5 million. We expect that our level of acquisition activity will

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

Note 16. Subsequent events (Continued)

fluctuate based on the number of suitable investments and on the level of funds available for investment.

Borrowings on Credit Facility

        From October 1, 2014 through October 31, 2014, the Company borrowed an additional $251.0 million under the credit facility and made payments on the credit facility totaling $60.0 million, resulting in an outstanding balance of $273.0 million on October 31, 2014.

Declaration of Dividends

        On October 31, 2014, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on December 30, 2014, to shareholders of record on December 15, 2014, and $0.05 per Class B common share payable on December 30, 2014, to shareholders of record on December 15, 2014. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company's 5.0% Series A Participating Preferred Shares payable on December 30, 2014, to shareholders of record on December 15, 2014, $0.3125 per share on the Company's 5.0% Series B Participating Preferred Shares payable on December 30, 2014, to shareholders of record on December 15, 2014, and $0.34375 per share on the Company's 5.5% Series C Participating Preferred shares payable on December 30, 2014, to shareholders of record on December 15, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

        We are a Maryland REIT focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of the Sponsor, which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market.

        As of September 30, 2014, we owned 30,877 single-family properties in selected sub-markets of metropolitan statistical areas, or MSAs, in 22 states, compared to 21,267 single-family properties in 22 states as of September 30, 2013. As of September 30, 2014, we had an additional 730 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $117.2 million. As of September 30, 2014, 26,161, or 84.7%, of our total properties were leased, compared to 14,384, or 67.6%, of our total properties as of September 30, 2013. As of September 30, 2014, our entire portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

        The following table provides a summary of our single-family properties as of September 30, 2014:

	Properties (1)		Gross Book Value			Averages Per Property
Market	Units	% of Total	$ millions	% of Total	Avg. per Property	Square Footage	Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	2,666	8.6%	$422.8	8.0%	$158,590	2,142	10.9	2013
Indianapolis, IN	2,530	8.2	377.7	7.1	149,289	1,923	12.1	2013
Greater Chicago area, IL and IN	1,828	5.9	308.2	5.8	168,600	1,893	13.0	2013
Atlanta, GA	1,790	5.8	297.4	5.6	166,145	2,135	13.7	2013
Cincinnati, OH	1,701	5.5	289.8	5.5	170,370	1,851	12.5	2013
Houston, TX	1,627	5.3	280.6	5.3	172,465	2,251	10.2	2013
Charlotte, NC	1,550	5.0	263.7	5.0	170,129	1,984	11.3	2013
Tampa, FL	1,445	4.7	272.0	5.1	188,235	2,002	10.8	2013
Phoenix, AZ	1,320	4.3	211.1	4.0	159,924	1,838	11.4	2013
Jacksonville, FL	1,247	4.0	185.2	3.5	148,516	1,922	10.6	2013
All Others (2)	13,173	42.7	2,376.9	45.0	180,441	1,918	11.4	2013

Total / Average	30,877	100.0%	$5,285.4	100.0%	$171,176	1,967	11.6	2013

(1)
Includes 377 properties in which we hold an approximate one-third interest.

(2)
Represents 31 markets in 19 states.

        The following table summarizes our leasing experience through September 30, 2014:

Market	Leased (1)	Available for Rent 30+ Days (2)	Available for Rent 90+ Days (3)	30+ Days Occupancy % (4)	90+ Days Occupancy % (5)	Average Annual Scheduled Rent Per Property	Avg. Original Lease Term (months)	Avg. Remaining Lease Term (months)
Dallas-Fort Worth, TX	2,340	2,424	2,409	96.5%	97.1%	$17,951	12.4	7.1
Indianapolis, IN	2,018	2,306	2,270	87.5%	88.9%	15,372	13.8	8.4
Atlanta, GA	1,543	1,595	1,586	96.7%	97.3%	16,158	12.5	7.5
Greater Chicago area, IL and IN	1,399	1,549	1,510	90.3%	92.6%	19,839	14.6	8.9
Cincinnati, OH	1,331	1,497	1,472	88.9%	90.4%	17,151	13.7	8.9
Houston, TX	1,319	1,401	1,382	94.1%	95.4%	18,970	12.2	7.4
Charlotte, NC	1,299	1,356	1,347	95.8%	96.4%	16,279	12.5	8.2
Tampa, FL	1,297	1,375	1,365	94.3%	95.0%	18,443	12.3	7.6
Phoenix, AZ	1,240	1,306	1,306	94.9%	94.9%	13,396	12.2	7.6
Jacksonville, FL	1,016	1,105	1,091	91.9%	93.1%	15,696	12.1	7.8
All Other (6)	10,916	11,694	11,593	93.3%	94.2%	16,878	12.6	7.5

Total / Average	25,718	27,608	27,331	93.2%	94.1%	$16,931	12.8	7.8

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

Factors That Affect Our Results of Operations and Financial Condition

        Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our ability to identify and acquire properties; our pace of property acquisitions; the time and cost required to gain access to the properties and then to renovate and lease a newly acquired property at acceptable rental rates; occupancy levels; rates of tenant turnover; the length of vacancy in properties between tenant leases; our expense ratios; our ability to raise capital; and our capital structure.

  Property Acquisitions

        Since our formation, we have rapidly but systematically grown our portfolio of single-family homes and intend to continue to do so. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available for sale through our acquisition channels, competition for our target assets and our available capital. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and the level of capital available to invest. During the third quarter of 2014, our total portfolio increased by 3,704 homes, including 1,372 homes acquired as part of the Beazer Rental Homes Acquisition (see Note 11), 1,036 homes acquired through trustee acquisitions and 1,296 homes acquired through broker acquisitions.

        The Sponsor's acquisition and renovation platform, which we plan to internalize in December 2014, together with the breadth and depth of our executive team has provided processes and systems to accumulate and regularly evaluate relevant data on a real-time basis to track and manage key aspects of our business, such as acquisition costs, renovation costs and the amount of time required to convert an acquired single-family home to a rental property. Although we anticipate the internalization of the Sponsor's acquisition and renovation platform to be cash flow positive to the Company, we expect a larger proportion of the internalized cost structure to be expensed in accordance with GAAP, compared to the 5% acquisition and renovation fee historically paid to the Sponsor, which has been primarily capitalized related to asset acquisitions and included in the cost basis of our single-family properties.

  Property Operations

        The acquisition of properties involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association ("HOA") fees, when applicable. In addition, we typically incur costs between $5,000 and $25,000 to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in initially accessing our homes to prepare them for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel, whether the property is located in a judicial or non-judicial foreclosure state, if applicable, and whether or not the home is occupied at the time of acquisition. This process of finalizing the acquisition and gaining initial access to the home can range from immediate access to multiple months and, on average, takes approximately 20 to 30 days. Additionally, after gaining access to the home, the time to renovate a property can vary significantly among properties and is most impacted by the age and condition of the property. On average, it takes approximately 50 to 60 days to complete the renovation process after gaining initial access to the home. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 30 days to lease a property after completing the renovation process. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as "turnover," is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 50 to 60 days to complete the turnover process.

  Revenue

        Our revenue is derived primarily from rents collected under lease agreements with tenants for our single-family properties. These include short-term leases that we enter into directly with our tenants, which typically have a term of one year. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to renovate and re-lease properties when tenants vacate. We generally do not offer free rent or other concessions in connection with leasing our properties. Additionally, our ability to collect revenues and related operating results are impacted by the credit worthiness and quality of our tenants. On average, our tenants have household incomes ranging from $70,000 to $90,000 and primarily consist of families with approximately two adults and one or more children.

        In addition to rental revenues, we receive fees and other reimbursements, referred to as "tenant charge-backs", from our tenants, which are primarily designed to recover costs for certain items, such as utilities, damages and maintenance. In accordance with GAAP, these fees and tenant charge-backs are presented gross in the accompanying condensed consolidated statements of operations.

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

        Over the longer term and as our total portfolio occupancy stabilizes, our ability to maintain and grow revenues will become more dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on our experience with 5,583 and 12,756 leases that ended during the three and nine months ended September 30, 2014, 68.4% and 70.3% of the tenants were retained, respectively, at an average increase in rental rate of 4.2% and 3.4%, respectively. To date, our leasing efforts have been primarily focused on increasing our overall portfolio occupancy rather than raising rental rates. We believe that there will be significant opportunity to optimize rental rates in the future as our total portfolio occupancy stabilizes.

  Expenses

        We monitor the following categories of expenses that we believe most significantly affect our results of operations.

  Property Operating Expenses

        Once a property is available for lease, which we refer to as "rent-ready," we incur ongoing property-related expenses, primarily HOA fees (when applicable); property taxes; insurance; marketing expenses; repairs and maintenance; and turnover costs, which may not be subject to our control.

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

  Seasonality

        While we still have limited operating history, we believe that our business and related operating results will be impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of tenant move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets for expenses such as snow removal and heating during the winter season and HVAC repairs during the summer season.

  General and Administrative Expense

        General and administrative expense primarily consists of payroll and personnel costs, trustees' and officers' insurance expenses, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions.

Note Regarding Our Historical Operations and Presentation of Our Financial Results

        From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the "Advisor") and the leasing, managing and advertising of our properties was overseen and directed by American Homes 4 Rent Management Holdings, LLC (the "Property Manager"), both of which were subsidiaries of the Sponsor. On June 10, 2013, we entered into the Management Internalization and acquired the Advisor and the Property Manager from the Sponsor in exchange for 4,375,000 Series D units and 4,375,000 Series E units in American Homes 4 Rent, L.P. (the "Operating Partnership"). We now have an integrated operating platform that provides our property management, marketing, leasing, financial and administrative functions. Our acquisition and renovation functions will continue to be performed by the Sponsor until at least December 10, 2014. As of September 10, 2014, we have the right to offer employment, which would commence on December 10, 2014, to all of the Sponsor's acquisition and renovation personnel necessary for our operations. No additional consideration will be paid to the Sponsor in connection with exercising our employment offer right. Until December 10, 2014, we will continue to pay the Sponsor a 5% acquisition and renovation fee and, separately, the Sponsor will pay us a monthly fee of $0.1 million for maintenance and use of certain intellectual property transferred to us in the Management Internalization.

        Prior to the Management Internalization, the Sponsor exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, our consolidated financial statements retroactively reflect two transactions between us and the Sponsor as transactions between entities under common control. In December 2012, the Sponsor contributed 367 properties to us with an agreed-upon value of $49.4 million and made a cash investment of $0.6 million, in exchange for 3,300,000 Class A common shares, 667 Class B common shares, and 32,667 Class A units of our Operating Partnership. In February 2013, the Sponsor contributed a portfolio of 2,770 single-family properties to us with an agreed-upon value of $491.7 million, in exchange for 31,085,974 Series C units of our Operating Partnership and 634,408 of our Class B common shares. As noted in our consolidated financial statements, the accounts relating to the properties acquired in those transactions have been reflected retroactively at the Sponsor's net book value. The Sponsor commenced acquiring these properties on June 23, 2011, and, accordingly, the statements of operations reflect activity prior to our date of formation. Our consolidated financial statements are not indicative of our past or future results and do not reflect our financial position, results of operations, changes in equity and cash flows had they been presented as if we had been operating independently during the period presented. Accordingly, this discussion of our financial statements encompasses certain aspects of the historical operations of the Sponsor.

Results of Operations

Comparison of the Three Months Ended September 30, 2014, to the Three Months Ended September 30, 2013

        The following is a detail of our leased property revenue and operating expenses (in thousands):

	For the Three Months Ended
	September 30, 2014	% of Revenue	September 30, 2013	% of Revenue
Rents from single-family properties	$104,210		$47,364
Fees from single-family properties	1,529		1,476
Tenant charge-backs	4,282		323

Total revenues from single-family properties	110,021		49,163

Leased property operating expenses:
Property tax	17,257	15.7%	7,417	15.1%
HOA fees	2,327	2.1%	1,335	2.7%
Maintenance and turnover costs	16,310	14.8%	3,943	8.0%
Insurance	1,941	1.8%	919	1.9%
Bad debt	2,049	1.9%	410	0.8%
Property management	10,699	9.7%	3,555	7.2%

Total leased property operating expenses	50,583	46.0%	17,579	35.8%

Net operating income (1)	$59,438	54.0%	$31,584	64.2%

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

  Property Revenues

        Our property revenues, which are defined as rents and fees from single-family properties and tenant charge-backs, were $110.0 million and $49.2 million for the three months ended September 30, 2014 and 2013, respectively. This increase was primarily attributable to growth in our average number of leased properties, which rose to 24,763 leased properties for the three months ended September 30, 2014, from 12,315 leased properties for the three months ended September 30, 2013.

  Leased Property Operating Expenses

        Leased property operating expenses, which consist of direct property operating expenses and property management costs associated with properties that have been initially leased, whether or not they are currently leased, were $50.6 million and $17.6 million for the three months ended September 30, 2014 and 2013, respectively. This increase was primarily attributable to growth in the average number of initially leased properties, which increased to 26,268 initially leased properties for the quarter ended September 30, 2014, from 12,315 initially leased properties for the quarter ended September 30, 2013.

        As a percentage of total revenues from single-family properties, leased property operating expenses increased to 46.0% during the third quarter of 2014 from 35.8% during the third quarter of 2013. This increase was primarily attributable to higher maintenance and turnover costs resulting from a rise in lease expirations and tenant move-outs in the third quarter of 2014, compared to the third quarter of

2013. Additionally, property management expenses increased from the third quarter of 2013 to the third quarter of 2014 due to continued growth in our internal property management platform and as a result of a lower allocation to vacant property operating expenses in connection with the Company's decreased inventory of homes that have been renovated, but not initially leased. Bad debt expense also increased from the third quarter of 2013 to the third quarter of 2014 in connection with a higher number of expiring leases that were underwritten prior to the internalization of our property management and leasing functions.

  Vacant Property Operating Expenses and Other

        Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $3.9 million and $7.9 million for the third quarters of 2014 and 2013, respectively. This decrease was primarily attributable to a lower number of renovated, but not initially leased, homes during the third quarter of 2014, compared to the third quarter of 2013.

  General and Administrative Expense and Advisory Fees

        General and administrative expense, which primarily consists of payroll and personnel costs, trustees' and officers' insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $5.3 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively. As a percentage of total revenues, general and administrative expense decreased to 4.8% for the third quarter of 2014 from 5.5% for the third quarter of 2013. This decrease was primarily attributable to the timing of certain costs included in general and administrative expense and growing efficiency of our corporate and administrative functions with the increased scale of our portfolio of single-family properties.

  Interest Expense

        Interest expense was $5.1 million and zero for the three months ended September 30, 2014 and 2013, respectively. This increase was primarily due to a rise in aggregate borrowings to $1.1 billion at September 30, 2014, from $238.0 million at September 30, 2013, as well as to decreased interest capitalization, resulting from a reduced level of properties under renovation.

  Acquisition Fees and Costs Expensed

        Acquisition fees and costs expensed are incurred in connection with our recent business combinations and the acquisition of properties with existing leases (including the Sponsor's acquisition and renovation fee equal to 5% of the actual purchase price and renovation costs of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized, as a component of the acquisition cost. For the three months ended September 30, 2014 and 2013, acquisition fees and costs expensed included $14.5 million and $0.3 million, respectively, of acquisition fees and related costs associated with single-family properties acquired with in-place leases and the acquisition of Beazer Rental Homes and $0.1 million and $0.2 million, respectively, of transaction costs incurred from pursuing unsuccessful single-family property acquisitions.

  Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset's estimated economic useful life. Depreciation and amortization expense was $44.9 million and $24.0 million for the three months ended September 30, 2014 and 2013, respectively.

Comparison of the Nine Months Ended September 30, 2014, to the Nine Months Ended September 30, 2013

        The following is a detail of our leased property revenue and operating expenses (in thousands):

	For the Nine Months Ended
	September 30, 2014	% of Revenue	September 30, 2013	% of Revenue
Rents from single-family properties	$266,842		$70,879
Fees from single-family properties	4,776		2,230
Tenant charge-backs	9,310		370

Total revenues from single-family properties	280,928		73,479

Leased property operating expenses:
Property tax	43,989	15.7%	10,980	14.9%
HOA fees	5,563	2.0%	2,258	3.1%
Maintenance and turnover costs	33,604	12.0%	7,088	9.6%
Insurance	4,939	1.8%	1,552	2.1%
Bad debt	4,371	1.6%	534	0.7%
Property management	24,173	8.6%	4,529	6.2%

Total leased property operating expenses	116,639	41.5%	26,941	36.7%

Net operating income (1)	$164,289	58.5%	$46,538	63.3%

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

  Property Revenues

        Our property revenues, which are defined as rents and fees from single-family properties and tenant charge-backs, were $280.9 million and $73.5 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily attributable to growth in our average number of leased properties, which rose to 21,880 leased properties for the nine months ended September 30, 2014, from 7,033 leased properties for the same period in 2013.

  Leased Property Operating Expenses

        Leased property operating expenses, which consist of direct property operating expenses and property management costs associated with properties that have been initially leased, whether or not they are currently leased, were $116.6 million and $26.9 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily attributable to growth in the number of average initially leased properties, which rose to 23,149 for the nine months ended September 30, 2014, from 7,033 for the nine months ended September 30, 2013.

        As a percentage of total revenues from single-family properties, leased property operating expenses increased to 41.5% during the nine months ended September 30, 2014, from 36.7% during the nine months ended September 30, 2013. This increase was primarily attributable to higher maintenance and turnover costs resulting from a rise in lease expirations and tenant move-outs during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Additionally, prior to the Management Internalization on June 10, 2013, we paid the Sponsor a property management fee equal to 6% of collected rents. Upon completion of the Management Internalization, we became directly responsible for all costs of our internal property management platform, which resulted in an increase in total property management costs during the nine months ended September 30, 2014, compared to the same period in 2013. Bad debt expense also increased during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, as a result of a higher number of expiring leases that were underwritten prior to the internalization of our property management and leasing functions.

  Vacant Property Operating Expenses

        Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $19.3 million and $14.0 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily attributable to a larger number of renovated, but not initially leased, homes during the nine months ended September 30, 2014, compared to the same period in 2013.

        Additionally, during the nine months ended September 30, 2014, we incurred approximately $0.9 million of one-time termination fees and other costs related to finalizing the internalization of certain markets that were transitioned into our property management platform in the fourth quarter of 2013. These costs were included in vacant property operating expenses and other in the accompanying condensed consolidated statements of operations. Further, during the first quarter of 2014, we incurred approximately $1.2 million of freeze-related damages as a result of severe weather conditions in certain markets. As these damages are expected to be fully recovered through insurance reimbursement, we have reflected our related aggregate insurance deductible of $0.4 million (representing our total aggregate deductible based on three separate winter storms) within vacant property operating expenses and other in the accompanying condensed consolidated statements of operations. As a result of the severe weather conditions in certain markets, we also incurred increased vacant property operating costs associated with higher utility usage and cold weather maintenance during the first quarter of 2014.

  General and Administrative Expense and Advisory Fees

        General and administrative expense, which primarily consists of payroll and personnel costs, trustees' and officers' insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $16.1 million and $5.2 million for nine months ended September 30, 2014 and 2013, respectively.

        Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by the Advisor under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged the Advisor, which incurred these costs and performed these functions, and paid an advisory fee that was calculated as 1.75% per year of shareholders' equity (as defined in the advisory management agreement). Advisory fees incurred to the Advisor prior to the Management Internalization during the nine months ended September 30, 2013, were $6.4 million.

  Interest Expense

        Interest expense was $10.5 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily due to a rise in aggregate borrowings to $1.1 billion at September 30, 2014, from $238.0 million at September 30, 2013, as well as to decreased interest capitalization, resulting from a reduced level of properties under renovation.

  Acquisition Fees and Costs Expensed

        Acquisition fees and costs expensed are incurred in connection with our recent business combinations and the acquisition of properties with existing leases (including the Sponsor's acquisition and renovation fee equal to 5% of the actual purchase price and renovation costs of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized, as a component of the acquisition cost. For the nine months ended September 30, 2014 and 2013, acquisition fees and costs expensed included $15.6 million and $2.6 million, respectively, of acquisition fees and related costs associated with single-family properties acquired with in-place leases and the acquisition of Beazer Rental Homes and $0.3 million and $1.4 million, respectively, of transaction costs incurred in pursuing unsuccessful single-family property acquisitions.

  Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset's estimated economic useful life. Depreciation and amortization expense was $118.3 million and $37.8 million for the nine months ended September 30, 2014 and 2013, respectively.

  Cash Flows

        Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses. Net cash provided by operating activities was $131.7 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily attributable to growth in our average number of leased properties, which rose to 21,880 leased properties for the nine months ended September 30, 2014, from 7,033 leased properties for the same period in 2013.

        Net cash used for investing activities primarily consists of the acquisition cost of properties and the costs of renovating our properties. Net cash used for investing activities was $1.3 billion and $2.0 billion for the nine months ended September 30, 2014 and 2013, respectively, and included $136.2 million and $321.6 million of renovation costs to prepare the properties for rental, respectively. These costs typically include paint, flooring, appliances, blinds and landscaping.

        Net cash provided by financing activities was $1.1 billion and $1.8 billion for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities for the nine months ended September 30, 2014, primarily consisted of $968.6 million in proceeds from our securitization transactions in May 2014 and September 2014, partially offset by net repayments of borrowings under our credit facility of $293.0 million. Net cash provided by financing activities for the nine months ended September 30, 2013, primarily consisted of $844.8 million from our IPO and the Concurrent Private Placements, $703.5 million from the issuance of our Class A common shares sold in the March 2013 private placement and $238.0 million in net borrowings under our credit facility.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could ultimately differ from these estimates. For a discussion of recent accounting pronouncements, see "Note 2—Significant Accounting Policies."

  Investment in Real Estate

        Transactions in which single-family properties are purchased that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined in accordance with ASC 820 primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company engages a third party valuation specialist to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

        The value of acquired lease-related intangibles is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are generally short-term in nature (less than one year).

        The nature of our business requires that in certain circumstances we acquire single-family properties subject to existing liens. Liens that we expect to be extinguished in cash are estimated and accrued on the date of acquisition and recorded as a cost of the property.

        We incur costs to prepare our acquired properties for rental. These costs, along with related holding costs, are capitalized to the cost of the property during the period an asset is undergoing activities to prepare it for its intended use. We capitalize interest costs as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest costs have been incurred. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred.

  Single-family Properties Held For Sale and Discontinued Operations

        Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in the consolidated balance sheet.

        The results of operations of leased and operating single-family properties that have either been sold or classified as held for sale, if material, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition. Gains on dispositions of single-family properties that have been in operations are included in income from discontinued operations, whereas gains on dispositions of single-family properties with no historical operating results are included in other revenues in the consolidated statements of operations.

  Impairment of Long-Lived Assets

        We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No material impairments have been recorded since the inception of the Company.

  Leasing Costs

        Direct and incremental costs incurred to lease properties are capitalized and amortized over the term of the leases, which generally have a term of one year. Prior to the Management Internalization, we paid the Property Manager a leasing fee equal to one-half of one month's rent for each lease.

  Depreciation and Amortization

        Depreciation is computed on a straight-line basis over the estimated useful lives of buildings and improvements. Buildings are depreciated over 30 years and improvements are depreciated over their estimated economic useful lives, generally 5 to 15 years. We consider the value of in-place leases in the allocation of the purchase price, and amortize such amounts on a straight-line basis over the remaining terms of the leases. The unamortized portion of the value of in-place leases is included in deferred costs and other intangibles, net.

  Intangible Assets

        Intangible assets are amortized on a straight-line basis over the asset's estimated economic life and are tested for impairment based on undiscounted cash flows and, if impaired, are written down to fair value based on discounted cash flows. The identified intangible assets acquired as part of the Management Internalization are amortized over amortizable lives of 4.7 years for trademark and 7.0 years for database.

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

  Derivatives

        We currently use, and in the future may use, interest rate cap agreements for interest rate risk management purposes and in conjunction with certain LIBOR-based variable rate debt to satisfy lender requirements. We assess these derivatives at inception and on an on-going basis for the effectiveness of qualifying cash flow hedges. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings as interest expense. The ineffective portion of the change in fair value of our interest rate cap agreements is required to be recognized directly in earnings.

  Income Taxes

        We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986 (the "Code"), which commenced with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income.

        However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our taxable REIT subsidiary will be subject to federal, state and local taxes on its income at regular corporate rates. The tax years from 2012 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject.

        ASC 740-10 Income Taxes requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the "more likely than not" threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2014, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

        Our liquidity and capital resources included cash and cash equivalents of $103.9 million and $149.0 million at September 30, 2014 and December 31, 2013, respectively, which were primarily held for corporate expenses and the acquisition of single-family properties. Additionally, at September 30, 2014, $82.0 million was outstanding and $718.0 million was available under our credit facility.

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

        We will seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities (including Operating Partnership units), asset securitizations, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, borrowings under our credit facility and asset securitizations. Additionally, the Company anticipates completing another asset securitization transaction during the fourth quarter of 2014. However, there can be no assurances that any such transaction will be completed. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income net of operating expenses and recurring capital expenditures will generally provide cash flow sufficient to fund our operations and dividend distributions. However, a significant number of our properties are not fully stabilized. In addition, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

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

        The credit facility is secured by our Operating Partnership's membership interests in entities that own our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth of not less than the sum of 85% of our tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of September 30, 2014, the Company was in compliance with all covenants.

Asset-Backed Securitizations

  May 2014 Securitization

        In May 2014, we completed a private securitization transaction (the "2014-SFR1 securitization") in which a newly-formed special purpose entity (the "Borrower") entered into a loan with a third-party lender for $481.0 million represented by a promissory note (the "Note"). In addition, the Company entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. The Borrower under the loan is wholly owned by another special purpose entity (the "Equity Owner") and the Equity Owner is wholly owned by the Operating Partnership. The loan is a two-year, floating rate loan, comprised of six floating rate components computed monthly based on one month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The Note requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount.

        The loan may be extended for three, 12-month extensions at the Borrower's option, resulting in a fully extended maturity date of June 9, 2019, provided there is no event of default under the Loan Agreement, the Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to Lender and the Borrower complies with the other terms set forth in the Loan Agreement.

        The Note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $481.0 million, before issuance costs of $14.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest.

        The loan is secured by first priority mortgages on a pool of 3,852 homes transferred to the Borrower from the Company's portfolio of properties. The Borrower's homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company's other properties. During the duration of the loan, the Borrower's properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the Borrower becomes a disqualified property under the terms of the loan, and the Borrower is limited in its ability to incur any additional indebtedness.

        The loan is also secured by a security interest in all of the Borrower's personal property and a pledge of all of the assets of the Equity Owner, including a security interest in its membership interest in the Borrower. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings.

        The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including establishing and maintaining a cash management account controlled by the lender to collect all rents and cash generated by the Borrower's properties. In the absence of an event of default, the Borrower will receive any excess cash after payment of monthly interest, principal and property related expenses. Upon the occurrence of an event of default under the loan or if the Borrower does not maintain a debt yield (underwritten cash flow divided by the outstanding principal balance of the loan) on the portfolio of at least 6.68%, the lender may transfer the excess cash to an account which lender may apply any funds as the lender elects, including to prepay principal and pay any amounts due under the loan. The lender may also foreclose on its security interests, in limited circumstances may enforce the Company's guaranty and may appoint a new property manager. As of September 30, 2014, the Company was in compliance with all covenants under the loan agreement.

        The Company has accounted for the transfer of the Note from its subsidiary to the trust as a sale under ASC 860 with no resulting gain or loss as the Note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 3,852 homes placed as collateral for the Note and has recorded a $481.0 million asset-backed securitization liability, representing the principal balance outstanding on the Note, in the accompanying condensed consolidated balance sheets. The 3,852 collateral homes had a net book value of $631.9 million as of September 30, 2014.

        The interest rate cap agreement entered into as part of the securitization transaction has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an on-going basis. During the three months ended September 30, 2014, the Company's interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period in which the hedged transaction affects earnings. Over the next 12 months, the Company estimates that $0.1 million will be reclassified as an increase to interest expense. The fair value of the interest rate cap agreement is estimated to be $0.05 million as of September 30, 2014, (see Note 15) and has been included in escrow deposits, prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

        As the 2014-SFR1 securitization bears variable interest at LIBOR plus 1.54% and was recently entered into on May 21, 2014, management believes that the carrying value of the 2014-SFR1 securitization as of September 30, 2014, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

  September 2014 Securitization

        In September 2014, we completed our second securitization transaction (the "2014-SFR2 securitization"), which was structured substantially similar to the 2014-SFR1 securitization. The principal differences from the 2014-SFR1 securitization are: (1) the loan is a fixed rate loan for $513.3 million with a ten year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%, (2) no interest rate cap agreement was part of the transaction, and (3) the loan is secured by first priority mortgages on a portfolio of 4,487 single-family residential properties owned by the borrower, a subsidiary of the Company and (4) in lieu of a debt yield requirement, the loan agreement provides that if the borrower does not maintain a debt service coverage ratio of at least 1.20:1.00, the lender may transfer cash to an account from which the lender may apply funds as it elects, including prepayment of the loan and principal. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the underwritten net cash flow (as defined in the loan agreement) divided by the aggregate debt service for the twelve month period following the date of determination. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. Gross proceeds to the Company from the 2014-SFR2 securitization, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

        The Company has accounted for the transfer of the 2014-SFR2 securitization promissory note to the trust as a sale under ASC 860 with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the Company with any ability to direct activities that could impact the trust's economic performance. Accordingly, the Company does not consolidate the trust and continues to consolidate, at historical cost basis, the 4,487 homes placed as collateral for the note and has recorded a $513.3 million asset-backed securitization liability, representing the principal balance outstanding on the note, in the accompanying condensed consolidated balance sheets. Separately, the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the accompanying condensed consolidated balance sheets. The 4,487 collateral homes had a net book value of $697.8 million as of September 30, 2014.

        As of September 30, 2014, the Company was in compliance with all covenants under the loan agreement. Additionally, as the 2014-SFR2 securitization was recently entered into on September 19, 2014, management believes that the carrying value of the 2014-SFR2 securitization reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

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

Non-GAAP Measures

Net Operating Income

        Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI as rents and fees from single-family properties and tenant charge-backs, less property operating expenses for leased single-family properties. NOI excludes income from discontinued operations, gain on remeasurement of equity method investment, remeasurement of preferred shares, remeasurement of Series E units, depreciation and amortization, acquisition fees and costs expensed, noncash share-based compensation expense, interest expense, advisory fees, general and administrative expense, property operating expenses for vacant single-family properties and other and other revenues.

        The Company considers NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our leased single-family properties. It should be considered only as a supplement to net loss as a measure of our performance. NOI should not be used as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to pay dividends or make distributions. NOI also should not be used as a supplement to or as a substitute for net loss or net cash flows from operating activities (as computed in accordance with GAAP). Because other REITs may define NOI differently, NOI may not be comparable to NOI reported by other REITs.

        The following is a reconciliation of NOI to net loss as determined in accordance with GAAP (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(12,796)	$(3,861)	$(23,100)	$(9,595)
Income from discontinued operations	—	—	—	(1,008)
Gain on remeasurement of equity method investment	—	—	—	(10,945)
Remeasurement of Preferred Shares	1,750	—	2,348	—
Remeasurement of Series E units	(3,588)	438	4,112	438
Depreciation and amortization	44,855	24,043	118,311	37,827
Acquisition fees and costs expensed	14,550	496	15,921	3,985
Noncash share-based compensation expense	751	153	1,895	606
Interest expense	5,112	—	10,502	370
Advisory fees	—	—	—	6,352
General and administrative expense	5,291	2,742	16,068	5,178
Property operating expenses for vacant single-family properties and other	3,885	7,873	19,279	13,993
Other revenues	(372)	(300)	(1,047)	(663)

Net operating income	$59,438	$31,584	$164,289	$46,538

Funds from Operations and Core Funds from Operations

        Funds from operations ("FFO") is a non-GAAP measure that we calculate in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Core funds from operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute Core FFO by adjusting FFO for (a) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of properties with existing leases, (b) noncash share-based compensation expense and (c) noncash fair value adjustments associated with remeasuring our Series E units liability and preferred shares derivative liability to fair value.

        We present FFO and FFO per FFO share (defined as weighted-average common shares outstanding, with assumed conversion of all Operating Partnership units that are potentially convertible into common shares) because we consider FFO to be an important measure of the performance of real estate companies, as do many analysts in evaluating our Company. We believe that FFO is a helpful measure of a REIT's performance since FFO excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time. We believe that real estate values fluctuate due to market conditions and in response to inflation. We also believe that Core FFO and Core FFO per FFO share are helpful to investors as supplemental measures of the operating performance of our Company as they allow investors to compare our operating performance to prior reporting periods without the effect of certain items that, by nature, are not comparable from period to period. FFO and Core FFO are not a substitute for net cash flow provided by operating activities or net loss per share, as determined in accordance with GAAP, as a measure of our liquidity, operating performance or ability to pay dividends. FFO and Core FFO also are not necessarily indicative of cash available to fund future cash needs. Because other REITs may not compute FFO and Core FFO in the same manner, FFO and Core FFO may not be comparable among REITs.

        The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO and Core FFO for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands, except share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss attributable to common shareholders	$(21,747)	$(7,659)	$(47,673)	$(29,408)
Adjustments:
Noncontrolling interests in the Operating Partnership	3,583	4,028	11,438	9,585
Depreciation and amortization of real estate assets	43,153	23,211	113,773	36,697
Gain on disposition of single-family properties	—	—	—	(904)

Funds from operations	$24,989	$19,580	$77,538	$15,970

Adjustments:
Acquisition fees and costs expensed	14,550	496	15,921	3,985
Noncash share-based compensation expense	751	153	1,895	606
Gain on remeasurement of equity method investment	—	—	—	(10,945)
Remeasurement of Series E units	(3,588)	438	4,112	438
Remeasurement of Preferred shares	1,750	—	2,348	—
Conversion of preferred units	—	—	—	10,456

Core funds from operations	$38,452	$20,667	$101,814	$20,510

Weighted-average number of FFO shares (1)	256,170,943	216,348,416	244,874,904	239,114,560

FFO per weighted-average FFO share	$0.10	$0.09	$0.32	$0.07

Core FFO per weighted-average FFO share	$0.15	$0.10	$0.42	$0.09

(1)
Includes quarterly weighted-average common shares outstanding and assumes full conversion of all Operating Partnership units outstanding, including 13,787,292 Class A units, 31,085,974 Series C units, 4,375,000 Series D units and 4,375,000 Series E units.

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

        As of September 30, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility and asset-backed securitization of $82.0 million and $479.8 million, respectively. All borrowings under our credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%, while borrowings under our asset-backed securitization bear interest at a duration-weighted blended interest rate of LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$(5,618)	$(3,750)
Rate decrease of 1% (2)	$131	$638
(1)
Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of September 30, 2014.

(2)
Calculation of projected decrease in annual interest expense as a result of a 100 basis point decrease is reflective of any LIBOR floors or minimum interest rates stated in the agreements of respective borrowings.

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

Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company currently is not subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.    Risk Factors

        Except as described below, there have been no material changes to the risk factors as disclosed in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 26, 2014.

In connection with the acquisition of Beazer Rental Homes (the "Beazer Merger"), we may incur adverse tax consequences if Beazer Rental Homes failed to qualify as a REIT before the Beazer Merger.

        On July 1, 2014, Beazer Rental Homes merged into our wholly owned subsidiary in exchange for approximately 8.2 million Class A common shares, $5.0 million of cash to be held in an indemnification escrow and extinguishment of certain liabilities of Beazer Rental Homes. Beazer Rental Homes believed that it was organized and operated in conformity with the requirements for qualification and taxation as a REIT, but Beazer Rental Homes did not request a ruling from the IRS that it qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of Beazer Rental Homes may have affected its ability to qualify as a REIT. In order to qualify as a REIT, Beazer Rental Homes had to satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, Beazer Rental Homes was required to make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains. Even if we retain our REIT status, if Beazer Rental Homes failed to qualify as a REIT for a taxable year before the Beazer Merger, we could face adverse tax consequences that could materially adversely affect the value of our common shares, impair our ability to expand our business and raise capital, and substantially reduce our cash available for distribution, including cash available to pay dividends to our shareholders, because:

  •
  we, as the successor by merger to Beazer Rental Homes, would be subject to any corporate income tax liabilities of Beazer Rental Homes, including penalties and interest;

  •
  assuming that we otherwise maintained our REIT qualification, we would be subject to tax on the built-in gain on each asset of Beazer Rental Homes existing at the time of the Beazer Merger if we were to dispose of the Beazer Rental Homes asset within ten years following the Beazer Merger;

  •
  assuming that we otherwise maintained our REIT qualification, we would succeed to any earnings and profits accumulated by Beazer Rental Homes for taxable periods that it did not qualify as a REIT, and we would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits; and

  •
  depending on the reason for Beazer Rental Homes losing its REIT status, we may elect to use the deficiency dividend procedure in order to maintain our REIT status, which may require us to make distributions (and pay interest to the IRS).

Conversions of financial and property management systems involve risks that may result in business disruption.

        We recently transitioned to a new financial and property management software system, which may result in disruption to our business operations due to data input errors, system incompatibilities and delays in obtaining and processing information. While most system conversions result in temporary inefficiencies during the period of transition, in the event we experience an extended or pervasive interruption of operations, our business could be adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  On July 1, 2014, in connection with the Company's acquisition of Beazer Rental Homes, the Company issued approximately 8.2 million Class A common shares (subject to adjustment based on reconciliation of the closing working capital acquired) to Beazer Homes USA, Inc., affiliates of KKR Fund Holdings, L.P. and other security holders of Beazer Rental Homes, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").

    On August 19, 2014, concurrently with a public offering of Class A common shares, the Company sold 2,832,861 Class A common shares at the public offering price of $17.65 per share to the daughter of our Chairman of the Board of Trustees, B. Wayne Hughes, in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

  (b)
  Not required.

  (c)
  The Company did not repurchase any of its equity securities during the quarter ended September 30, 2014.

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

AMERICAN HOMES 4 RENT
/s/ Diana M. Laing Diana M. Laing Chief Financial Officer (Principal financial officer and duly authorized accounting officer) Date: November 14, 2014

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
2.7	‡
Agreement and Plan of Merger by and among American Homes 4 Rent, AMH Portfolio One, LLC, Beazer Pre-Owned Rental Homes, Inc. and KKR Fund Holdings, L.P. dated as of July 1, 2014 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 7, 2014.)
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

Exhibit Number	Exhibit Document
3.4	Articles Supplementary for American Homes 4 Rent 5.000% Series B Participating Preferred Shares (Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-192592) filed December 27, 2013.)
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
10.3
Loan agreement dated as of May 21, 2014 between AMH 2014-1 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2014.)
10.4
Limited Liability Company Agreement dated June 16, 2014 among Alaska Permanent Fund Corporation, American Homes 4 Rent, L.P. and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2014.)
10.5
Property Management Agreement dated June 16, 2014 among American Homes 4 Rent II, LLC, American Homes 4 Rent Management Holdings Company, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2014.)
10.6
Share Purchase Agreement, dated August 13, 2014, by and among American Homes 4 Rent and Tamara Hughes Gustavson (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 19, 2014.)
10.7
Loan Agreement dated as of September 19, 2014 between AMH 2014-2 Borrower, LLC, as Borrower and Goldman Sachs Mortgage Company, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 25, 2014.)
10.8	Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit Number	Exhibit Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡
The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.