Form 10-K
period 2014-12-31
American Homes 4 Rent
filed 2015-03-02
CIK 1562401

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36013

AMERICAN HOMES 4 RENT
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	46-1229660 (I.R.S. Employer Identification No.)
30601 Agoura Road, Suite 200 Agoura Hills, California (Address of principal executive offices)	91301 (Zip Code)

(805) 413-5300
(Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common shares of beneficial interest, $.01 par value	New York Stock Exchange
Series A participating preferred shares of beneficial interest, $.01 par value	New York Stock Exchange
Series B participating preferred shares of beneficial interest, $.01 par value	New York Stock Exchange
Series C participating preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           The aggregate market value of the Class A common shares of American Homes 4 Rent held by non-affiliates of the registrant was approximately $3.2 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2014.

           There were 210,851,946 Class A common shares, $0.01 par value per share, 635,075 Class B common shares, $0.01 par value per share, 5,060,000 Series A participating preferred shares, $0.01 par value per share, 4,400,000 Series B participating preferred shares, $0.01 par value per share, and 7,600,000 Series C participating preferred shares, $0.01 par value per share, outstanding on February 26, 2015.

Documents Incorporated by Reference

           Portions of the Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2014.

AMERICAN HOMES 4 RENT

i

Certain Terms Used in This Annual Report on Form 10-K

        Unless the context otherwise requires or indicates, we define certain terms in this Annual Report on Form 10-K as follows:

        "We," "our company," "the Company," "the REIT," "our" and "us" refer to American Homes 4 Rent, a Maryland real estate investment trust, or REIT, and its subsidiaries taken as a whole (including our operating partnership and its subsidiaries).

        "Our operating partnership" refers to American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole.

        "AH LLC" refers to American Homes 4 Rent, LLC, a Delaware limited liability company formed by B. Wayne Hughes, our founder and chairman of our board of trustees.

FORWARD-LOOKING STATEMENTS

        Various statements contained in this document, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "intend," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

        American Homes 4 Rent is an internally managed Maryland real estate investment trust, or REIT, focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of AH LLC, which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market. Mr. Hughes has over 40 years of experience in the real estate business and a successful track record as co-founder and former chairman and chief executive officer of Public Storage, a REIT listed on the New York Stock Exchange, or the NYSE. We completed our initial public offering on the NYSE in August 2013.

        As of December 31, 2014, we owned 34,599 single-family properties in 22 states and had an additional 703 properties in escrow that we expect to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $110.9 million. As of December 31, 2014, 28,250, or 81.6% of our properties were leased. We have an integrated operating platform that consists of approximately 752 personnel dedicated to property management, acquisitions, construction, marketing, leasing, financial and administrative functions.

        From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the "Advisor") and the leasing, managing and advertising of our properties was overseen and directed by American Homes 4 Rent Management Holdings, LLC (the "Property Manager"), both of which were subsidiaries of AH LLC. Until December 10, 2014, our acquisition and renovation functions were performed by AH LLC, to whom we previously paid an acquisition and renovation fee. We internalized the management and advisory functions in June 2013 (the "Management Internalization") and the acquisition and renovation functions in December 2014. See "Item 2—Properties" for more detailed information about our properties and markets.

        We seek to become a leader in the single-family home rental industry by aggregating a geographically diversified portfolio of high quality single-family homes and developing "American Homes 4 Rent" into a nationally recognized brand that is well-known for quality, value and tenant satisfaction and is well respected in our communities. In addition to single-family properties, we also may seek to invest in condominium units, townhouses and real estate-related debt investments. Our investments may be made directly or through investment vehicles with third-party investors. In addition to individual property purchases, we may pursue bulk acquisitions from financial institutions, government agencies and competitors. Our objective is to generate attractive, risk-adjusted returns for our shareholders through dividends and capital appreciation.

        We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, for each of our taxable years commencing with our taxable year ended December 31, 2012, and we expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2015, and subsequent taxable years.

        Our principal executive office is located at 30601 Agoura Road, Suite 200, Agoura Hills, California 91301. Our main telephone number is (805) 413-5300. Our website address is www.americanhomes4rent.com. The information contained on our website is not part of or incorporated by reference in this report.

Our Business and Growth Strategies

        Our primary objective is to generate attractive risk-adjusted returns for our shareholders through dividends and capital appreciation by acquiring, renovating, leasing and operating single-family homes as rental properties. We believe we can achieve this objective by pursuing the following strategies:

  •
  Secure early-mover advantage and position us as a dominant owner/operator of single-family rental properties.  Historically, the single-family home rental market has been extremely fragmented, comprised primarily of private and individual property investors in local markets. Until recently, there have been no large-scale, national market owners/operators due primarily to the challenge of efficiently scaling the acquisition and management of many individual homes. With an opportunity to continue acquiring homes at attractive prices, we intend to continue to leverage our expertise and experience in rapidly building an institutional-quality, professionally managed business. We believe that being one of the first in our industry to do so on a large scale has provided us the "early-mover" advantage to continue aggregating a large, geographically diversified portfolio of high quality properties at prices that provide attractive potential yields and capital appreciation.

  •
  Employ a disciplined property acquisition process.  We are focused on acquiring homes with a number of key property characteristics, including: (i) construction after 1990; (ii) three or more bedrooms; (iii) two or more bathrooms; (iv) a range of $100,000 estimated minimum valuation to $400,000 maximum bid price; and (v) estimated renovation costs not in excess of 25% of estimated value. We target areas with above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire meet all of these criteria, especially if acquired as part of a bulk purchase. We have an established acquisition and renovation platform to acquire high quality single-family homes. To date, we have primarily acquired properties at foreclosure auctions and through broker sales (primarily multiple listing service, or MLS, and short sales) and, to a lesser extent, bulk portfolio purchases. In the future, we may also source a larger proportion of our property acquisitions through portfolio (or bulk) sales from government agencies, financial institutions and competitors. In addition, we may increase our investments in non-performing loans. Historically through December 10, 2014, our acquisition and renovation activities were handled by AH LLC and we paid AH LLC a fee equal to 5% of the sum of the purchase price and initial renovation costs of each property that we acquired and AH LLC paid all expenses related to acquisition and renovation personnel, including all internal and third-party costs related to the investigation of properties not acquired by us. In December 2014, we internalized these functions and employed all of AH LLC's acquisition and renovation personnel and we no longer pay the 5% fee to AH LLC.

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

  •
  Efficiently manage and operate properties.  Building on the experience at Public Storage of our executive team and our significant in-house property management capabilities, we believe we have created a leading, comprehensive single-family home property management business. As was the case with the self-storage industry, we believe the key to efficiently managing a large number of relatively low-cost properties is to strike the appropriate balance between centralization and decentralization. We believe that in-house property management enables us to optimize rental revenues, effectively manage expenses, realize significant economies of scale, standardize brand consistency and maintain direct contact with our tenants. Our property management platform has local leasing agents and property managers in each of our markets. Corporate-level functions are centralized, including management, accounting, legal, marketing and call centers to handle leasing calls and maintenance calls. These centralized services allow us to provide all markets with the benefits of these functions without the burden of staffing each function in every market. In addition, by having a national property management operation, we have the ability to negotiate favorable terms on services and products with many of our contractors and vendors, including national contractors and vendors. We have completed the internalization of 100% of our property management functions, which we believe provides us with consistency of service, control and branding in the operation of our properties.

  •
  Establish a nationally recognized brand.  We continue to strive toward further establishing "American Homes 4 Rent" as a nationally recognized brand because we believe that establishing a brand well-known for quality, value and tenant satisfaction will help attract and retain tenants and qualified personnel, as well as support higher rental rates. Based on our executive team's experience at Public Storage, we believe that creating brand awareness will facilitate the growth and success of our company. We have established a toll-free number serviced by our call center and a website to provide a direct portal to reach potential tenants and to drive our brand presence. We believe our brand is gaining recognition within a number of our markets.

  •
  Optimize capital structure.  We may use leverage to increase potential returns to our shareholders, but we will seek to maintain a conservative and flexible balance sheet. We believe that preferred shares provide an attractive source of permanent capital. We also completed three asset-backed securitization transactions during 2014 and are currently pursuing additional financing products, including additional asset-backed securitizations. We also may participate in investment vehicles with third-party investors as an alternative source of equity to grow our business. Our executive officers have substantial experience organizing and managing investment vehicles with third-party investors.

Portfolio Acquisitions in 2014

        During 2014, we completed two significant portfolio acquisitions.

  Beazer Rental Homes Acquisition

        On July 1, 2014, the Company completed the acquisition of Beazer Pre-Owned Rental Homes, Inc. ("Beazer Rental Homes") for the purpose of acquiring a 100% ownership interest in a portfolio of 1,372 homes located in markets in Arizona, California, Florida and Nevada (the "Beazer Rental Homes Acquisition"). The Beazer Rental Homes Acquisition was completed pursuant to an Agreement and Plan of Merger by and among American Homes 4 Rent, AMH Portfolio One, LLC, a wholly owned subsidiary of the Company ("Merger Sub"), and representatives of the Beazer shareholders, dated as of July 1, 2014 (the "Merger Agreement"). As provided in the Merger Agreement, the acquisition was completed as a tax-free merger of Beazer Rental Homes with Merger Sub. The merger consideration to the security holders of Beazer Rental Homes consisted of 8,158,001 Class A common shares in the Company, $5.0 million of cash to be held in an indemnification escrow for a period of six months and extinguishment of $108.2 million outstanding under the Beazer Rental Homes credit facility. The fair value of the Class A common shares issued has been estimated to be $144.8 million, which has been determined using the closing price in the Company's Class A common shares on the date of the Beazer Rental Homes Acquisition.

  Ellington Portfolio Acquisition

        On December 31, 2014, the Company acquired a 100% ownership interest in a portfolio of 914 homes located in markets in Arizona, Colorado, Georgia, North Carolina, Tennessee and Texas for a total purchase price of approximately $126.0 million, which included $74.4 million in cash and the assumption of $51.6 million of debt (the "Ellington Portfolio Acquisition"). The debt consists of a 5-year note payable, which is secured by a first priority mortgage on 583 of the homes, bears fixed interest at 4.06% and matures on July 1, 2019. The Company completed the Ellington Portfolio Acquisition for the purpose of acquiring a portfolio of 914 single-family properties, which was 96.3% leased as of the acquisition date.

Our Business Activities

  Property Acquisition, Renovation, Leasing and Property Management

  •
  Property Acquisition.  We have a disciplined acquisition platform that is capable of deploying large amounts of capital across all acquisition channels and in multiple markets simultaneously. Our acquisition process begins with an analysis of housing markets. Target markets are selected based on steady population growth, strong rental demand and a desirable level of distressed sales of newer homes that can be acquired below replacement cost, providing for attractive potential yields and potential capital appreciation. Our target markets currently include selected sub-markets of MSAs in 22 states. Within our target markets, our system allows us to screen broadly and rapidly for potential acquisitions and is designed to identify highly targeted sub-markets at the neighborhood and street levels.

  We purchase properties through a variety of acquisition channels, including foreclosure auctions, broker sales and portfolio (bulk) sales, and may acquire homes following the acquisition and disposition of non-performing mortgage loans. To date, foreclosure auctions and broker sales (primarily MLS and short sales) have presented the most attractive channels to access a significant supply of quality homes at attractive prices. We have developed an efficient process for bidding on a large number of homes at auctions consistent with local and state laws, which has contributed to our significant pace of capital deployment. Properties become available at auction when a party with a lien on the property forecloses on the lien. The property is then sold at auction, either by a court or trustee, in order to satisfy the debt owed to the lien holder. Auction processes vary significantly between jurisdictions driven by differences in state and local laws. While properties acquired at foreclosure auctions have a limited time frame for due diligence, we have developed a proprietary process that rigorously focuses on the material issues that we believe will affect potential yields before determining a maximum bid amount. Significant issues considered in underwriting homes going through the trustee sale process include an evaluation of our acquisition parameters, as well as the property's location. This evaluation includes a drive-by inspection of the property. Potential eviction and renovation costs are estimated, as well as expected rents and expenses. The property is also researched for the existence of any senior liens. Our local teams have experience in evaluating homes in foreclosure, conducting due diligence and bidding at auctions, which we believe positions us to bid effectively against other competitors. In addition, we underwrite acquisition candidates and have implemented an efficient bid management system and closing and transfer processes that we believe result in properties acquired at an attractive total investment.

  We have and will continue to source property acquisition opportunities through broker sales

    (including traditional MLS, real estate owned, or REO, sales and short sales) and portfolio (or bulk) sales from government agencies, financial institutions and competitors. In particular, we have developed an extensive network of real estate brokers that facilitate a large volume of acquisitions through broker sales. We have a team dedicated to identifying opportunities for homes sold in bulk by institutions or competitors. Acquisitions through these channels generally allow more time for underwriting to determine the expected rents, expenses and renovation costs, obtain title insurance and review local covenant conditions and restrictions.

  •
  Existing Occupant Transition.  Upon acquisition, we often must interact with and replace existing occupants of the homes acquired, whether they are prior homeowners or existing tenants. Our primary objective in this process is to quickly transition these occupants to our tenants, and, if that is not possible, to arrange for them to voluntarily vacate the home promptly. Occasionally, we may offer a modest incentive to existing occupants to vacate. Such a cost is viewed as appropriate in relation to the value gained from accelerating our access to the home to begin renovation. As a last resort, the existing occupants will be evicted. We have attorneys on staff familiar with the laws of the locales of our properties to handle this process.

  Existing occupants who are tenants sometimes have a bona fide lease under state and federal regulations that must be honored. In these instances, we will honor such leases, while continuing to work with the tenants to transition them to a lease under our form and rental structure at the conclusion of the existing lease. Renovations are typically not conducted in these instances.

  •
  Property Renovation.  We have a team of dedicated personnel to oversee the renovation process. This team focuses on maximizing the benefit of our investment in property renovation. Once a home is acquired, if it is not occupied, we promptly begin the renovation process, during which each property is thoroughly evaluated. Any resulting work is presented for bid to approved contractors in each of our markets. We have negotiated substantial quantity discounts in each of our markets for products that we regularly use during the renovation process, such as paint, window blinds, carpet and flooring. By establishing and enforcing best practices and quality consistency, we believe that we are able to reduce the costs of both materials and labor. We have found that a rapid response to renovating our homes improves our relationship with the local communities and homeowners' associations, or HOAs, enhancing the "American Homes 4 Rent" brand recognition and loyalty. For homes that are occupied, property renovation is generally delayed. In general, property renovations are completed within approximately 50 to 60 days after gaining initial access to a property and properties are typically leased approximately 20 to 30 days after completing the renovation process. If a home that is acquired remains occupied, the renovation process may be postponed. However, an assessment is made of potential renovation work that must be addressed once the property can be accessed.

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

    Prospective tenants may submit an application through our website, Craigslist posting or in person. We evaluate prospective tenants in a standardized manner. Our application and evaluation process includes obtaining appropriate identification, a thorough evaluation of credit and household income, a review of the applicant's rental history, and a background check for criminal activity. Although we require a minimum household FICO score and income to rent ratio, all factors are taken into consideration during the tenant evaluation process, including an emphasis on rental payment history. On average, household FICO scores and income to rent ratios of approved applicants are significantly in excess of our minimum requirements. We are generally able to complete our application and evaluation process the same day the prospective tenant submits a rental application. We collect the majority of rent electronically via Automated Clearing House transfer or direct debit to the tenant's checking account via a secure tenant portal on our website. An auto-pay feature is offered to facilitate rent payment. Tenants' charges and payment history are available to tenants online through the tenant portal. Tenants who do not pay rent by the late payment date (typically within five calendar days) will receive notification and are assessed a late fee. Eviction is a last resort, and the eviction process is managed in compliance with local and state regulations. The eviction process is documented through a property management system with all correspondence and documentation stored electronically.

  •
  Tenant Relations and Property Maintenance.  We also are responsible for property repairs and maintenance and tenant relations. We offer a 24/7 emergency line to handle after hours issues, and our tenants can contact us through our local property management office or call center. As part of our ongoing property management, we conduct routine repairs and maintenance as appropriate to maximize long-term rental income and cash flows from our portfolio. In addition, our local property managers are involved in periodic visits to our properties to help foster positive, long-term relationships with our tenants, to monitor the condition and use of our homes and to ensure compliance with HOA rules and regulations.

  •
  Systems and Technology.  Effective systems and technology are essential components of our process. Significant investments have been made in our lease management, accounting and asset management systems. They have been designed to be scalable to accommodate continued growth in our portfolio of homes. Our website is fully integrated into the tenant accounting and leasing system. From the website, which is accessible from mobile devices, prospective tenants can browse homes available for rent, request additional information and apply to rent a specific home. Through the tenant portal existing tenants can set up automatic payments. The system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and paying property-level expenses. The system also interfaces with the credit agency, Experian, expediting evaluations of prospective tenant rental applications. We have worked with a search engine optimization firm to ensure we place high in search engine lists and will continue to monitor our placement on search engines. In addition, sponsored key words are generally purchased in selected markets as needed.

  Other Business Activities

        In September 2013, we announced the formation of AMIP Management, LLC ("AMIP"), a joint venture between us and Johnson Capital Residential Investments, LLC ("JCRI"), an investment entity formed and capitalized by a group of mortgage servicing and real estate finance professionals. AMIP was formed to manage multiple investment funds focused on the acquisition and resolution of distressed residential mortgage assets in the United States. As of December 31, 2014, AMIP held 352 residential mortgages and is focusing on evaluating and negotiating additional acquisitions. There can be no assurance that AMIP will be able to acquire any such assets or that any additional investments will be profitable.

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

Insurance

        We maintain property and liability and corporate level insurance coverage related to our business, including crime and fidelity, property management errors and omissions, trustees' and officers' errors and omissions, cyber liability, employment practice liability and workers' compensation. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of such deductibles and carveouts. See "Risk Factors—Risks Related to Our Business—We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions on our preferred and common shares."

Competition

        We face competition from different sources in each of our two primary activities: acquiring properties and renting our properties. We believe our primary competitors in acquiring our target properties through individual acquisitions are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios include large and small private equity investors, public and private REITs and other sizeable private institutional investors. These same competitors may also compete with us for tenants. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our acquisition platform, our extensive in-house property management infrastructure and market knowledge in markets that meet our selection criteria provide us with competitive advantages.

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

  Environmental Matters

        As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. See "Risk Factors—Risks Related to Our Business—Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results."

  REIT Qualification

        We have elected to be taxed as a REIT, which commenced with our first taxable year ended December 31, 2012. Our qualification as a REIT, and maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our shareholders and the concentration of ownership of our equity shares. We believe that, commencing with our initial taxable year ended December 31, 2012, we have been organized in conformity with the requirements for qualification and taxation as a REIT.

        As a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our shareholders, but taxable income generated by any taxable REIT subsidiary or "TRS" that we may form or acquire will be subject to federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income to their shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

  Investment Company Act of 1940

        We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act.

Employees

        As of December 31, 2014, we have approximately 752 dedicated full-time personnel. None of our personnel are covered by a collective bargaining agreement.

Seasonality

        While we still have limited operating history, we believe that our business and related operating results will be impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of tenant move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets for expenses such as snow removal and heating during the winter season and HVAC repairs and expenses during the summer season.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

        Set forth below are the risks that we believe are material to our shareholders. You should consider these risks carefully when evaluating our Company and our business. The risks described below may not be the only risks we face. Additional risks of which we are currently unaware or that we currently consider immaterial also may impact our business. If any of the following events or circumstances actually occur, our business, prospects, financial condition, results of operations and ability to satisfy our debt obligations and make distributions to our shareholders could be materially and adversely affected, and you could lose all or part of your investment in our securities. Some statements in the following risk factors are forward-looking statements. See the section entitled "Forward-Looking Statements."

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

        We were organized in October 2012, and we commenced operations in November 2012 upon completion of our initial private placement. We have a limited operating history, and, through December 31, 2014, we have not generated any earnings. We may not be able to successfully operate our business or implement our operating policies and investment strategy. Furthermore, we may not be able to generate sufficient cash flows to pay our operating expenses, service any debt and make distributions to our shareholders. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

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

  •
  judicial and regulatory developments affecting banks' and other mortgage holders' ability to foreclose on delinquent borrowers;

  •
  reversal of population, employment or homeownership trends in target markets;

  •
  interest rate levels and volatility, such as the accessibility of short-and long-term financing on desirable terms; and

  •
  economic conditions in our target markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy in general.

        In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of the properties that we acquire may decline substantially after we purchase them.

We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.

        We have a limited operating history, and we plan to grow our own property portfolio and operations rapidly. From commencement of our operations in November 2012 through December 31, 2014, we have acquired 34,599 single-family properties in 22 states. Our future operating results may depend on our ability to effectively manage our rapid growth, which is dependent, in part, upon our ability to:

  •
  stabilize and manage a rapidly increasing number of properties and tenant relationships while maintaining a high level of tenant satisfaction and building and enhancing our brand;

  •
  identify and supervise an increasing number of suitable third parties on which we rely to provide certain services outside of property management to our properties;

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

        Part of our business strategy may involve the use of debt and equity financing to increase potential returns to our shareholders in the future. Our inability in the future to obtain additional financing on attractive terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future shareholder returns. Our access to capital depends, in part, on:

  •
  general business conditions;

  •
  financial market conditions;

  •
  the market's perception of our business prospects and growth potential;

  •
  the market prices of our common and preferred shares;

  •
  our current debt levels; and

  •
  our current and expected earnings, cash flow and distributions.

        We cannot assure you that we will be able to obtain debt or equity financing on terms favorable or acceptable to us or at all. If we are unable to do so, we may have to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification. We continue to seek additional sources of financing for our acquisitions. Our pace of acquisitions may depend on the level of funds available for investment. In addition, if we are unable to obtain debt financing, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.

        We may also be limited in the amounts we may borrow under our credit facility. The amount that may be borrowed under our credit facility is generally based on the lower of 50% of the value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which we refer to as the "borrowing base." Because the borrowing base is determined in part by the estimated value of, and the net income generated by, our qualifying leased and un-leased properties and the quantity, value and rentability of properties in our portfolio may fluctuate from time to time, we may be limited in the amounts we are able to borrow under our credit facility.

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

        You should not rely upon the past performance of our senior management as indicative of our future results. Other than their experience with our company and AH LLC, which was organized in June 2011, our executive team has no prior experience in the business of acquiring and renting single-family residences.

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

        In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our target markets. We acquire, renovate and rent single-family properties in our target markets, which currently include MSAs within 22 states. As of December 31, 2014, approximately 57% of our properties were concentrated in five states—Texas, North Carolina, Florida, Ohio and Georgia. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in these markets will improve significantly over the next several years. However, each of these markets experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets persists or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our shareholders and cause the value of our outstanding securities to decline.

We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions on our preferred and common shares.

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

        Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy and poor workmanship. If our assumptions regarding the costs or timing of renovation across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our shareholders may be adversely affected.

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

        We face competition for tenants from other lessors of single-family properties, apartment buildings and condominium units, and the continuing development of apartment buildings and condominium units in many of our target markets increases the supply of housing and exacerbates competition for tenants. Many of these competitors may successfully attract tenants with better incentives and amenities, which could adversely affect our ability to obtain quality tenants and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties. At December 31, 2014, we owned 34,599 single-family properties, 28,250, or 81.6%, of which were leased. Our operating results and ability to make distributions to our shareholders would be adversely affected if we are not able to lease our properties on favorable terms or at all.

Improving economic conditions, combined with historically low residential mortgage rates, may cause some potential renters to seek to purchase residences rather than lease them and, as a result, cause a decline in the number and quality of potential tenants.

        Improving economic conditions, along with the availability of historically low residential mortgage interest rates and government sponsored programs to promote home ownership, has made home ownership more affordable and more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential tenants available to us.

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

        Furthermore, the properties that we acquire vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success depends on our ability to acquire properties that can be quickly possessed, renovated, repaired, upgraded and rented with minimal expense and maintained in rentable condition. Our ability to identify and acquire such properties is fundamental to our success. In addition, the recent market and regulatory environments relating to single-family residential properties have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which significantly increases the time period between the acquisition and leasing of a property. Such changes affect the accuracy of our assumptions and, in turn, may adversely affect our operating results.

Purchasing single-family properties through the foreclosure auction process subjects us to significant risks that could adversely affect our operating results, cash flows and ability to make distributions on our preferred and common shares.

        Our business plan involves acquiring single-family properties through the foreclosure auction process simultaneously in a number of markets, which involves monthly foreclosure auctions on the same day of the month in certain markets. In these instances, we are only able to visually inspect properties from the street and must purchase these properties without a contingency period and in "as is" condition with the risk that unknown defects in the property may exist. We also may encounter unexpected legal challenges and expenses in the foreclosure process. Upon acquiring a new property, we may have to evict residents who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming.

        Further, when acquiring properties on an "as is" basis, title commitments are often not available prior to purchase, and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing or underwriting or purchasing the wrong residence. The policies, procedures and practices we implement to assess the state of title and leasing restrictions prior to purchase may not be effective, which could lead to a material if not complete loss on our investment in such properties. For properties we acquire through the foreclosure auction process, we do not obtain title commitments prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and no title insurance protection will be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such properties that may materially and adversely affect the values of the properties or call into question the validity of our title to such properties. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the property we acquired, we risk loss of the property purchased. Any of these risks could adversely affect our operating results, cash flows and ability to make distributions to our shareholders.

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

        The success of our business model depends, in part, on conditions in the single-family rental market in our target markets. Our asset acquisitions are premised on assumptions about occupancy levels and rental rates, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. A continuation of the recent strengthening of the U.S. economy and job growth, coupled with government programs designed to keep home owners in their homes and/or other factors may contribute to an increase in homeownership rather than renting. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets at below replacement costs and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for tenants may intensify. A softening of the rental market in our target areas would reduce our rental income and profitability.

Eminent domain could lead to material losses on our investments in our properties.

        Governmental authorities may exercise eminent domain to acquire land on which our properties are built in order to build roads and other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties. Our investment strategy is premised on the concept that this "fair value" will be substantially less than the real value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain. Several cities also are exploring proposals to use eminent domain to acquire mortgages to assist homeowners to remain in their homes, potentially reducing the supply of single-family properties in our target markets.

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

        Because we are self-managed, our expenses include the compensation and benefits of our officers, dedicated personnel and consultants, as well as overhead previously paid by AH LLC and its affiliates. Beginning on December 10, 2014, acquisition and renovation services, which were previously provided by AH LLC and its affiliates, were internalized and there can be no assurances that we will be able provide those services at the same level or for the same costs as provided by subsidiaries of AH LLC, and there may be unforeseen costs, expenses and difficulties associated with internalizing those services on a self-managed basis. If the expenses we assume as a result of internalizing these activities are higher than any corresponding increase in revenues or decrease in other expenses, our net income and funds from operations, or FFO, may be lower than they otherwise would have been.

We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions on our preferred and common shares.

        We attempt to ensure that all of the properties we acquire are adequately insured to cover casualty losses. However, many of the policies covering casualty losses may be subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of the deductibles and carveouts. Since some claims will not exceed the deductibles under our insurance policies, we will be effectively self-insured for some claims. There are also some losses, including losses from floods, windstorms, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses.

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

        Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers in our branch offices and on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect our results of operations and competitive position.

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

Joint venture investments that we make may limit our ability to invest in certain markets and could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint venture partners.

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

We are involved in a variety of litigation.

        We are involved in a range of legal actions in the ordinary course of business. These actions may include eviction proceedings and other landlord tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer), and issues with local housing officials arising from the condition or maintenance of the property. These actions can be time consuming and expensive. While we intend to vigorously defend any non-meritorious action or challenge, we cannot assure you that we will not be subject to expenses and losses that may adversely affect our operating results.

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

Our board of trustees has approved a very broad investment policy, subject to management oversight, and does not review or approve each acquisition decision made by the Company.

        We are authorized to follow a very broad investment policy established by our board of trustees and subject to oversight by our management. Our board of trustees periodically reviews and updates the investment policy and also reviews our portfolio of residential real estate, but it does not review or approve the Company's specific property acquisitions. In addition, in conducting periodic reviews, our board of trustees may rely primarily on information provided to them by the Company and our management. Furthermore, acquisitions may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. The Company has great latitude within the broad parameters of the investment policy set by our board of trustees in determining our acquisition strategies, which could result in net returns that are substantially below expectations or that result in material losses, which would adversely affect our business and operating results.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

        In connection with operating as a public company, we are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we cannot be certain that we will be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to comply with proper overall controls, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of our common and preferred shares.

Future debt service obligations could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make distributions on our preferred and common shares.

        Our financing strategy contemplates the use of secured and unsecured debt to finance long-term growth. While we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness to up to 50% of our total assets, our governing documents contain no limitations on the amount of debt that we may incur, and our board of trustees may change our financing strategy at any time without shareholder approval. As a result, we may be able to incur substantial additional debt in the future.

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

Our credit facility and our securitizations contain financial and operating covenants that could restrict our business and investment activities. Failure to satisfy these covenants could result in a default under our credit facility that could accelerate the maturity of our debt obligations or, with respect to our securitizations, also require that all cash flow generated from operations service only the indebtedness and the possible foreclosure of the properties securing the indebtedness, which would have a material adverse effect on our business, liquidity, results of operations and financial condition and our ability to make distributions on our preferred and common shares.

        Our credit facility and our securitizations contain financial and operating covenants, such as, with respect to our credit facility, debt ratios, minimum liquidity and adjusted tangible net worth tests and, with respect to our securitizations, a minimum debt yield on the portfolio securing the obligations for our first securitization and a minimum debt service coverage ratio for our second and third securitizations, and other limitations that may restrict our ability to make distributions or other payments to our shareholders and may restrict our investment activities. Among others, our credit facility requires that we maintain financial covenants relating to the following matters: (i) cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15,000,000, of which at least $7,500,000 must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) adjusted tangible net worth of not less than 85% of our adjusted tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. Our securitizations require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash as the lender elects, including prepayment of principal and amounts due under the loans. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt, substantial impairments in the value of our properties or changes in general economic conditions. If we violate covenants in our credit facility, securitizations or future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, or at all.

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

We have and expect to continue to utilize non-recourse long-term securitizations, and such structures may expose us to risks, which could result in losses to us.

        We have and expect to continue to utilize non-recourse long-term securitizations of pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification, in order to generate cash for funding new investments. These securitizations involve conveying a pool of homes from the Company's portfolio to a special purpose vehicle which obtains a loan from a third-party lender represented by a promissory note. The promissory note is immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, the subsidiary of the Company sells the certificates to investors. The securitization of our pools of homes in our portfolio investments can magnify our exposure to losses on those investments because any equity interest we retain in the issuing entity would be subordinate to the certificates issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the investors experience any losses. In addition, accounting rules for securitizations are complex and involve significant judgment and assumptions. These complexities and possible changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

Disruptions in the financial markets may materially and adversely affect our ability to secure additional financing.

        The credit markets continue to experience significant price volatility, dislocations and liquidity disruptions, the concern of which has led many lenders and institutional investors to reduce, and in some cases cease, to provide credit to businesses and has caused spreads on prospective debt financings to widen considerably. Continued uncertainty in these markets may affect our ability to obtain additional debt financing at all or on terms favorable or acceptable to us. These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. Our inability to secure additional financing may impede our ability to acquire new properties. Disruptions in the financial markets could have a material adverse effect on us, including our business, results of operations and our financial condition.

Interest expense on our debt may limit our cash available to fund our growth strategies and shareholder distributions.

        Higher interest rates could increase debt service requirements on our floating rate debt and could reduce funds available for operations, distributions to our shareholders, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in significant losses.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make shareholder distributions.

        Subject to complying with the requirements for REIT qualification, we may continue to obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

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

  •
  residents' perceptions of the safety, convenience and attractiveness of our properties and the neighborhoods where they are acquired;

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

        As landlord of numerous properties, we are involved regularly in evicting tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs. The eviction process is typically subject to legal barriers, mandatory "cure" policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord tenant laws may impose legal duties to assist tenants in relocating to new housing, or restrict the landlord's ability to recover certain costs or charge tenants for damage tenants cause to the landlord's premises. Because such laws vary by state and locality, we and any regional and local property managers we hire will need to be familiar with and take all appropriate steps to comply with all applicable landlord tenant laws, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or by state or local law enforcement. We may be required to pay our adversaries' litigation fees and expenses if judgment is entered against us in such litigation, or if we settle such litigation.

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

        Numerous tenants' rights and consumers' rights organizations exist throughout the country and operate in our target markets, and as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands, litigation and adverse media publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the large settlements identified below in the risk factor entitled "Mortgage loan modification programs and future legislative action may adversely affect the number of available properties that meet our investment criteria" and the increased market for single-family rentals arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, media efforts, fundraising and grass roots organizing activities to focus on landlord tenant issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain our business operations or may generate unfavorable publicity for our business. If they are successful in any such endeavors, they could directly limit and constrain our operations, adversely impact our business and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

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

        The U.S. government, through the Federal Reserve, the FHA and the Federal Deposit Insurance Corporation, or FDIC, has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to homeowners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current target markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, modifying or refinancing mortgage loans or providing homeowners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures, which will decrease the supply of properties that meet our investment criteria.

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

        Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code or dispose of our properties through a TRS.

Risks Related to our Relationship with AH LLC and Conflicts of Interest

Completion of the internalization of activities previously handled by AH LLC has exposed us to new and additional responsibilities, costs and risks.

        The completion of the Management Internalization in June 2013 and the internalization of acquisition and renovation activities previously handled by AH LLC exposed us to new and additional responsibilities, costs and risks. For example, while we no longer bear the external costs of the advisory management fee paid to the Advisor, our direct overhead increased, as we became responsible for compensation and benefits of our officers and other personnel that were previously paid by the Advisor. If our properties do not perform as anticipated or if we fail to raise additional financing, we may not be able to cover such additional overhead. We also now are subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Although we anticipate the internalization of AH LLC's acquisition and renovation activities to be cash flow positive to the Company, we expect a larger portion of the related costs to be expensed in accordance with GAAP, compared to the 5% acquisition and renovation fee previously paid to AH LLC, which was primarily capitalized and included in the cost basis of our single-family properties. Accordingly, the internalization of these activities could adversely affect our financial condition and operating results.

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

        AH LLC is owned, directly or indirectly, by family members or trusts for family members or heirs of B. Wayne Hughes, our non-executive Chairman, David P. Singelyn, our Chief Executive Officer and a trustee, Jack Corrigan, our Chief Operating Officer and a trustee, David Goldberg, our Executive Vice President, and other parties. HF Investments 2010, LLC, which is comprised of trusts established by Mr. Hughes for certain of his heirs, owns an approximately 88.66% membership interest in AH LLC. Additionally, membership interests of AH LLC are owned by family members or trusts for family members of Mr. Singelyn (4.93% membership interest), Mr. Corrigan (4.93% membership interest) and Mr. Goldberg (1% membership interest). Accordingly, such trustees and executive officers received substantial economic benefits as a result of the Management Internalization. As a result of the foregoing, the interests of certain of our trustees and executive officers may differ from, and be in conflict with, the interests of our shareholders. The contribution agreement and other agreements we entered into in connection with the Management Internalization were negotiated between a special committee comprised of all of our independent trustees and AH LLC, and their terms, including the consideration payable to AH LLC, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. In addition, we did not obtain a third-party appraisal of the Advisor or the Property Manager.

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

        Messrs. Hughes, Singelyn, Corrigan and Goldberg received beneficial economic interests in our operating partnership's Series D units and Series E units through their direct or indirect interests in AH LLC, which received 4,375,000 Series D units and 4,375,000 Series E units as a result of the Management Internalization. Certain provisions of the contribution agreement and the ancillary agreements executed in connection with the Management Internalization may have significant financial impacts on AH LLC. In particular, Messrs. Hughes, Singelyn, Corrigan and Goldberg are subject to conflicts of interest in connection with the enforcement against AH LLC of indemnification obligations under the contribution agreement and other transaction documents that could directly impact their or their family's economic interests.

AH LLC may engage in activities that divert their attention from our business, which could adversely affect the execution of our business and our results of operations.

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

        Certain provisions of the Maryland General Corporation Law, or the MGCL, applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price of their shares, including:

  •
  "business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested shareholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares) or an affiliate of any interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes two super-majority shareholder voting requirements on these combinations, unless, among other conditions, our common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares; and

  •
  "control share" provisions that provide that our "control shares" (defined as voting shares which, when aggregated with all other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also trustees of our company.

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

        In addition, the "unsolicited takeover" provisions of Title 3, Subtitle 8 of the MGCL permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a trustee. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-current market price. In July 2013, our board of trustees and our shareholders approved an amendment to our declaration of trust under which we will elect not to be subject to these provisions.

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

        In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions and may choose to deploy available cash in a different manner. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our shares.

In connection with the Beazer Rental Homes Acquisition, we may incur adverse tax consequences if Beazer Rental Homes failed to qualify as a REIT before the Beazer Rental Homes Acquisition.

        On July 1, 2014, Beazer Rental Homes merged into our wholly owned subsidiary in exchange for 8,158,001 Class A common shares, $5.0 million of cash to be held in an indemnification escrow and extinguishment of certain liabilities of Beazer Rental Homes. Beazer Rental Homes believed that it was organized and operated in conformity with the requirements for qualification and taxation as a REIT, but Beazer Rental Homes did not request a ruling from the IRS that it qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of Beazer Rental Homes may have affected its ability to qualify as a REIT. In order to qualify as a REIT, Beazer Rental Homes had to satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, Beazer Rental Homes was required to make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains. Even if we retain our REIT status, if Beazer Rental Homes failed to qualify as a REIT for a taxable year before the Beazer Rental Homes Acquisition, we could face adverse tax consequences that could materially adversely affect the value of our shares, impair our ability to expand our business and raise capital, and substantially reduce our cash available for distribution, including cash available to pay dividends to our shareholders, because:

  •
  we, as the successor by merger to Beazer Rental Homes, would be subject to any corporate income tax liabilities of Beazer Rental Homes, including penalties and interest;

  •
  assuming that we otherwise maintained our REIT qualification, we would be subject to tax on the built-in gain on each asset of Beazer Rental Homes existing at the time of the Beazer Rental Homes Acquisition if we were to dispose of the Beazer Rental Homes asset within ten years following the Beazer Rental Homes Acquisition;

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

        Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS or other subsidiary corporations that are subject to corporate-level income tax at regular rates. Our TRS may have tax liability with respect to "phantom income" if it is treated as a "dealer" for U.S. federal income tax purposes which would require the TRS to mark to market its assets at the end of each taxable year. In addition, our TRS is subject to federal, state and local corporate taxes. Any of these taxes would decrease cash available for distribution to our shareholders.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

        We believe that we have operated and we intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our "REIT taxable income," determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under the Code. We intend to continue to make distributions to our shareholders to comply with the REIT requirements of the Code.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could adversely affect the value of our shares if they are perceived as less attractive investments.

        The maximum rate applicable to "qualified dividend income" paid by regular "C" corporations to U.S. shareholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a REIT's taxable REIT subsidiaries), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as "capital gains dividends." Although the reduced rates applicable to dividend income from regular "C" corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of regular "C" corporations that pay dividends, which could adversely affect the value of our shares.

The prohibited transactions tax may limit our ability to engage in sale transactions.

        A REIT's income from "prohibited transactions" is subject to a 100% tax. In general, "prohibited transactions" are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property or debt instruments that we hold. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or debt instruments or we may conduct such sales through our TRS, which would be subject to U.S. federal and state income taxation. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis. For example, if we decide to acquire properties or debt instruments opportunistically to renovate in anticipation of immediate resale, we will need to conduct that activity through our TRS to avoid the 100% prohibited transactions tax.

        The 100% tax described above may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits and the trading price of our shares. In addition, in order to avoid the prohibited transactions tax, we may be required to limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

If the operating partnership fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

        We believe that our operating partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, our operating partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our operating partnership's income. No assurance can be provided, however, that the IRS will not challenge our operating partnership's status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the operating partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

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

Our ownership of our taxable REIT subsidiary is subject to limitations and our transactions with our taxable REIT subsidiary will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

        The Code provides that no more than 25% of the value of a REIT's assets may consist of shares or securities of one or more TRSs. Our TRSs earn income that otherwise would be nonqualifying income if earned by us. Our TRSs also hold certain properties the sale of which would not qualify for the safe harbor for prohibited transactions described above. In addition, we may contract with a TRS to perform services for our tenants that would cause us to receive impermissible tenant service income under the REIT income tests if performed directly by us. The 25% limitation on ownership of TRS stock could limit the extent to which we can conduct these activities and other activities through TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. We monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and we structure our transactions with our TRS on terms that we believe are arm's-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% taxable REIT subsidiaries limitation or to avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our shares.

        The share ownership restrictions of the Code for REITs, the 8.0% common share ownership limit that applies to all shareholders, other than the Hughes family which is subject to the "excepted holder limit" (as defined in the declaration of trust) and "designated investment entities" (as defined in the declaration of trust) which are subject to a 9.9% common share ownership limit, and the 9.9% preferred share ownership limit, all as provided in our declaration of trust may inhibit market activity in our equity shares and restrict our business combination opportunities.

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

        Our declaration of trust, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person, other than the Hughes family which is subject to the "excepted holder limit" (as defined in the declaration of trust) and "designated investment entities" (as defined in the declaration of trust), from beneficially or constructively owning more than 8.0% in value or number of shares, whichever is more restrictive, of our outstanding common shares and more than 9.9% in value or number of shares, whichever is more restrictive, of any class or series of our preferred shares. Our board of trustees may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the applicable ownership limit would result in our failing to qualify as a REIT. These restrictions on ownership and transfer will not apply, however, if our board of trustees determines that it is no longer in our best interest to continue to qualify as a REIT.

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

        We and our TRS may invest in mortgages, including non-performing loans, or NPLs, for less than their face amount. The amount of such discount is generally treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

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

        Finally, we or our TRS may recognize taxable "phantom income" as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are "significant modifications" under the applicable Treasury regulations. In addition, our TRS may be treated as a "dealer" for U.S. federal income tax purposes, in which case the TRS would be required to mark to market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets.

If we issue additional Series B or Series C participating preferred shares, in certain circumstances, the "fast-pay stock" rules could apply.

        Under the terms of our Series B or Series C participating preferred shares, we have the ability to issue additional Series B or Series C participating preferred shares without shareholder approval. If we issue additional Series B or Series C participating preferred shares at a price that exceeds the $25.00 per share redemption price (calculated without any increase for the "HPA Adjustment") by more than a de minimis amount, then those shares might be considered to be "fast-pay stock" under the applicable U.S. Treasury Regulations. Whether those regulations would apply would depend upon all of the facts and circumstances, including the fact that the amount that the Series B or Series C participating preferred shares may be redeemed or converted includes the "HPA Adjustment." The Company believes that if at the time particular additional Series B or Series C participating preferred shares are issued (i) the redemption (and conversion) price (including any HPA Adjustment) for such shares (assuming for this purpose that the shares are then redeemable or subject to conversion) is equal to or greater than the issue price for such shares and (ii) the Company expects that during the entire period that such shares are redeemable (or subject to conversion) the redemption (or conversion) price will equal or exceed the issue price, it is likely that the fast-pay stock rules will not apply. However, under a facts and circumstances analysis, there can be no assurance that the fast-pay stock rules would not be determined to apply.

        If the fast-pay stock rules were determined to apply to the issuance of additional Series B or Series C participating preferred shares, then the consequences could include:

  •
  The holders of our common shares and other preferred shares (including shares of Series B or Series C participating preferred shares not subject to the fast-pay stock rules) being treated as collectively having acquired from us financial instruments (which may be treated as debt or equity for U.S. federal income tax purposes, depending on the facts) with the same terms as the additional shares of Series B or Series C participating preferred shares being issued, with the result that they will be taxed on payments made on those shares as and when made, even though they will not receive those payments.

  •
  The holders of the additional shares of Series B or Series C participating preferred shares issued instead having acquired, for U.S. federal income tax purposes, financial instruments (as described above) issued directly to them by the holders of our common shares and other preferred shares in exchange for the price paid for those shares, rather than our shares, with the holders of our common shares and other preferred shares making payments to them with respect to those financial instruments as and when the payments with respect to the additional Series B or Series C participating preferred shares are made.

        There is virtually no guidance as to the consequences to the purchasers of the additional shares of Series B or Series C participating preferred shares of payments deemed to be coming to them from the holders of our common shares and other preferred shares with respect to the deemed financial instruments that they purchased from such holders, instead of the payments being considered made by us to them with respect to our Series B or Series C participating preferred shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        The table below summarizes certain information with respect to our properties as of December 31, 2014:

			Gross Book Value			Averages Per Property
	Properties (1)
					Avg. per Property	Square Footage	Property Age (years)	Avg. Year Purchased
Market	Units	% of Total	$ millions	% of Total
Dallas-Fort Worth, TX	2,837	8.2%	$451.5	7.6%	$159,147	2,137	11.1	2013
Indianapolis, IN	2,675	7.7%	403.2	6.8%	150,729	1,931	12.4	2013
Atlanta, GA	2,257	6.5%	363.8	6.1%	161,187	2,106	14.1	2013
Charlotte, NC	1,975	5.7%	338.6	5.7%	171,443	1,999	11.9	2013
Greater Chicago area, IL and IN	1,968	5.7%	339.9	5.7%	172,713	1,897	13.3	2013
Cincinnati, OH	1,776	5.1%	304.4	5.1%	171,396	1,849	12.8	2013
Houston, TX	1,772	5.1%	305.6	5.2%	172,460	2,243	10.4	2013
Tampa, FL	1,486	4.3%	279.5	4.7%	188,089	1,993	11.0	2013
Phoenix, AZ	1,381	4.0%	219.3	3.7%	158,798	1,819	12.5	2013
Jacksonville, FL	1,357	3.9%	201.9	3.4%	148,784	1,917	10.9	2013
All Others (2)	15,115	43.7%	2,709.2	45.8%	179,239	1,920	12.1	2013

Total / Average	34,599	100.0%	$5,916.9	100.0%	$171,014	1,966	12.1	2013

(1)
Includes 377 properties in which we hold an approximate one-third interest.
(2)
Represents 31 markets in 19 states.

        As of December 31, 2014, we had an additional 703 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $110.9 million.

Property and Management

        We lease office space in Agoura Hills, California for our company headquarters and lease property management office space in 22 locations in 14 states.

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

        David P. Singelyn, age 53, has served as our Chief Executive Officer and a Trustee since October 2012. Mr. Singelyn co-founded AH LLC with Mr. Hughes in June 2011 and served as the Chief Executive Officer of the Advisor until the Management Internalization. From 2003 through April 2013, Mr. Singelyn was Chairman and President of Public Storage Canada, a real estate company previously listed on the Toronto Stock Exchange, where he built a management team that restructured the operations of the company, including building an operations team and installing accounting and operating computer systems. In 2010, Mr. Singelyn facilitated the restructuring of the ownership entity that was traded on the Toronto stock exchange resulting in the company "going private." In 2005, Mr. Singelyn, along with Mr. Hughes, founded ACE, and he now serves as a co-manager of ACE. Mr. Singelyn is also a director of the William Lawrence and Blanche Hughes Foundation, a non-profit organization dedicated to research of pediatric cancer. Mr. Singelyn served as the Treasurer for Public Storage (NYSE:PSA), from 1989 through 2003, where he was responsible for equity capital raising, debt issuances, corporate cash management and financial management for Public Storage and its subsidiary operations. During his tenure, and with his direct involvement, Public Storage raised funds through the public and institutional marketplaces, including from a number of state pensions. Mr. Singelyn started his career at Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Controller of Winchell's Donut Houses where he was responsible for all accounting functions. Mr. Singelyn earned a Bachelor of Science in Accounting and a Bachelor of Science in Computer Information Systems from California Polytechnic University—Pomona.

        John "Jack" Corrigan, age 54, has served our Chief Operating Officer and a Trustee since October 2012. Since November 2011, Mr. Corrigan has been the Chief Operating Officer of the Advisor. From 2006 to 2011, Mr. Corrigan was the Chief Executive Officer of A & H Property and Investments, a full service leasing and property management company in Los Angeles County with a portfolio of residential, retail, industrial and office properties where he was responsible for acquisitions, dispositions, development, financing and management operations. Mr. Corrigan served as Chief Financial Officer of PS Business Parks Inc. (NYSE: PSB), a publicly-traded REIT specializing in office and industrial properties throughout the United States, from 1998 to 2004. Prior to his tenure at PS Business Parks, Mr. Corrigan was a partner in the accounting firm of LaRue, Corrigan & McCormick where he was responsible for the audit and consulting practice of that firm. Mr. Corrigan started his career at Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Vice President and Controller of Storage Equities, Inc. (a predecessor entity to Public Storage). Mr. Corrigan earned a Bachelor of Science in Accounting from Loyola Marymount University.

        Diana M. Laing, age 60, has served as our Chief Financial Officer since May 2014. Ms. Laing previously served as Chief Financial Officer and Secretary of Thomas Properties Group, Inc., a publicly traded real estate operating company engaged in the development, redevelopment and, operation of Class A office properties in the United States from May 2004 until it merged with Parkway Properties in December 2013. Before that, she held a number of senior executive finance positions in the real estate industry, including as Executive Vice President, Chief Financial Officer and Corporate Secretary of Arden Realty, a New York Stock Exchange-listed REIT engaged in the ownership and operation of commercial office properties, from 1996 to 2000. She is also a member of the Board of Directors of The Macerich Company, a real estate investment trust that owns and operates shopping centers, where she is Chair of the Audit Committee. Ms. Laing graduated from Oklahoma State University with a B.S in Accounting.

        David Goldberg, age 65, has served as our Executive Vice President since October 2012. Mr. Goldberg held the same position with the Advisor from 2011 until the Management Internalization. Since 2006, Mr. Goldberg has been a co-manager of ACE, and since 2006 he has served as a legal consultant and senior counsel for Public Storage. From 1991 until 2005, Mr. Goldberg held various legal positions with Public Storage, including Senior Vice President and General Counsel. In such capacity, Mr. Goldberg was responsible for all Public Storage securities, real estate and property management activities and was involved in capital raising, real estate acquisition, corporate reorganization and property management transactions. From 1974 until 1991, Mr. Goldberg was an associate and a partner in the law firm of Agnew, Miller & Carlson and a partner with the law firm of Sachs & Phelps and with the law firm of Hufstedler, Miller, Carlson & Beardsley. Mr. Goldberg earned an A.B. in History and Social Studies from Boston University and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law) and is a member of the California State Bar.

        Bryan Smith, age 41, has served as our Executive Vice President—Director of Property Management since February 2015 and previously was Senior Vice President—Director of Property Management since the completion of the Management Internalization. He is responsible for establishing property management operations nationwide, with an initial focus of hiring and training property management teams and establishing leasing offices across the country. From 2011 to 2012, Mr. Smith was Senior Vice President of Acquisitions for the Advisor and he was Senior Vice President—Director of Property Management for the Advisor from 2012 until the Management Internalization. From 2009 to 2011, Mr. Smith was a Partner at Tax Review Group, a property tax consulting firm that focuses on reducing the tax liabilities of large residential, commercial, hospitality and land properties located in the western United States, where his responsibilities included business development and operational management of the firm's property tax appeal practice. Prior to joining the Tax Review Group, he was a Partner and Chief Financial Officer at the Watermark Group, a residential and commercial real estate development firm, from 2006 to 2009. Mr. Smith earned a B.A. in Business Economics from the University of California, Los Angeles and an M.B.A. from the UCLA Anderson School of Management. He is a licensed real estate broker and a Certified Public Accountant in the State of California.

        Sara H. Vogt-Lowell, age 39, has served as our Chief Legal Officer since October 2012. As Chief Legal Officer she coordinates legal matters and real estate transactions, guides the defense of our company against prospective and pending claims and lawsuits and monitors applicable legal, regulatory and compliance developments. From 2011 until the Management Internalization, Ms. Vogt-Lowell held the same position with the Advisor. From March 2006 through April 2013, she has served as General Counsel for Malibu Management, Public Storage Canada and ACE. Ms. Vogt-Lowell began her legal career at the law firm of Latham & Watkins LLP in 2002 as a member of the finance department where she specialized in real estate transactions. There, she represented a variety of clients, including lenders, residential and commercial developers, landlords, tenants, buyers, sellers and owners of commercial, industrial, residential and other real estate projects, with specific experience in multi-site, multi-state property portfolios. Ms. Vogt-Lowell earned a B.A. in Political Science from the University of California, Los Angeles and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law). Ms. Vogt-Lowell is a member of the California State Bar.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

        Our Class A common shares have traded on the NYSE under the symbol "AMH" since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. Our Class B common shares are not publicly traded. The following table sets forth the quarterly high and low trading prices per Class A common share as reported on the NYSE and the distributions declared by us with respect to our Class A common shares for each such period:

2014	High	Low	Per Share Distribution	2013	High	Low	Per Share Distribution
First quarter	$17.60	$16.07	$0.05	First quarter	N/A	N/A	N/A
Second quarter	$18.15	$15.76	$0.05	Second quarter	N/A	N/A	N/A
Third quarter	$18.85	$16.71	$0.05	Third quarter (1)	$16.99	$15.29	$—
Fourth quarter	$17.70	$16.32	$0.05	Fourth quarter	$16.95	$15.10	$0.05
(1)
The third quarter of 2013 consists of the period beginning with the first trading date of August 1, 2013, through September 30, 2013.

        On February 26, 2015, the last reported sales price per share of our Class A common shares was $16.48.

Shareholders

        As of the close of business on February 26, 2015, there were approximately 36 holders of record of our Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees) and one shareholder of record of our Class B common shares.

Distributions

        The Board declared total distributions of $0.20 and $0.05 per Class A common share during the years ended December 31, 2014 and 2013, respectively. Future distributions on our common shares will be determined by and at the sole discretion of our Board of Trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code and such other factors as our Board deems relevant. To maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. We intend to distribute our taxable income to our shareholders and retain the balance of our cash available for distribution for reinvestment in properties. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our common shares unless we have paid all cumulative dividends on our Series A, Series B and Series C preferred shares. The distribution preference of our Series A, Series B and Series C preferred shares could limit our ability to make distributions to the holders of our common shares.

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be incorporated by reference into any filing by us under the Securities Act except as expressly set forth in such filing.

        The following graph compares the cumulative total return on our Class A common shares from August 1, 2013, (the date that our Class A common shares commenced trading on the NYSE) to the NYSE closing price per share on December 31, 2014, with the cumulative total returns on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on August 1, 2013, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among American Homes 4 Rent, the S&P 500 Index and the MSCI US REIT Index

        The following table provides the same information in tabular form:

		Quarter Ended
Index	8/1/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
American Homes 4 Rent	$100.00	$103.53	$104.17	$107.77	$114.87	$109.55	$110.78
S&P 500	$100.00	$98.90	$109.30	$111.27	$117.10	$118.42	$124.26
MSCI U.S. REIT	$100.00	$96.61	$95.96	$105.54	$112.93	$109.42	$125.11

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical consolidated financial information as of and for the years ended December 31, 2014, 2013 and 2012 and for the period from June 23, 2011, to December 31, 2011. The selected financial data below has been derived from our consolidated financial statements, as adjusted for the impact of subsequent accounting changes requiring retrospective application, if any, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. Under the provisions of Accounting Standards Codification ("ASC") No. 805, Business Combinations, we have reflected transactions between businesses under common control retroactively based on the date AH LLC commenced acquiring properties, June 23, 2011. As such, the statements of operations reflect activity prior to our date of formation, and the properties contributed to us by AH LLC are reflected retroactively on the balance sheets based on AH LLC's net book value. Therefore, our selected financial data may not be indicative of our past or future results and does not reflect our financial position or results of operations had it been presented as if we had been operating independently during the period presented.

				For the Period From June 23, 2011 to December 31, 2011
	For the Years Ended December 31,
(Amounts in thousands, except share data)	2014	2013	2012
Operating Data
Revenues:
Rents from single-family properties	$376,385	$132,722	$4,540	$65
Fees from single-family properties	5,968	3,639	—	—
Tenant charge-backs	14,931	1,588	—	—
Other	1,590	1,083	—	—

Total revenues	398,874	139,032	4,540	65

Expenses:
Property operating expenses
Leased single-family properties	164,965	51,411	1,744	27
Vacant single-family properties and other	23,408	22,341	1,846	12
General and administrative expense	21,947	8,845	7,199	47
Advisory fees	—	6,352	937	—
Interest expense	19,881	370	—	—
Noncash share-based compensation expense	2,586	1,079	70	—
Acquisition fees and costs expensed	22,386	4,799	869	—
Depreciation and amortization	165,516	70,987	2,111	21

Total expenses	420,689	166,184	14,776	107

Gain on remeasurement of equity method investment	—	10,945	—	—
Remeasurement of Series E units	(5,119)	(2,057)	—	—
Remeasurement of Preferred shares	(6,158)	(1,810)	—	—

Loss from continuing operations	(33,092)	(20,074)	(10,236)	(42)
Income from discontinued operations	—	1,008	—	—

Net loss	(33,092)	(19,066)	(10,236)	(42)
Noncontrolling interest	14,965	13,245	—	—
Dividends on preferred shares	18,928	1,160	—	—
Conversion of preferred units	—	10,456	—	—

Net loss attributable to common shareholders	$(66,985)	$(43,927)	$(10,236)	$(42)

Weighted-average shares outstanding—basic and diluted	196,348,757	123,592,086	7,225,512	3,301,667

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.34)	$(0.37)	$(1.42)	$(0.01)
Income from discontinued operations	—	0.01	—	—

Net loss attributable to common shareholders per share—basic and diluted	$(0.34)	$(0.36)	$(1.42)	$(0.01)

	As of December 31,
(Amounts in thousands, except share data)	2014	2013	2012	2011
Balance Sheet Data
Single-family properties, net	$5,710,671	$3,861,422	$505,713	$3,495
Total assets	$6,227,351	$4,224,144	$921,458	$3,523
Credit facility	$207,000	$375,000	$—	$—
Asset-backed securitizations	$1,519,390	$—	$—	$—
Note payable	$51,644	$—	$—	$—
Total liabilities	$2,057,757	$573,485	$16,294	$49
Total shareholders' equity	$3,450,101	$2,934,944	$904,674	$3,474
Noncontrolling interest	$719,493	$715,715	$490	$—
Total equity	$4,169,594	$3,650,659	$905,164	$3,474

	For the Years Ended December 31,
				For the Period From June 23, 2011 to December 31, 2011
	2014	2013	2012
Other Data
Cash flows provided by (used for):
Operating activities	$160,537	$16,172	$(6,549)	$(21)
Investing activities	$(1,900,752)	$(2,369,371)	$(97,470)	$—
Financing activities	$1,700,013	$2,104,990	$501,217	$21
Distributions declared per common share	$0.20	$0.05	$—	$—
Distributions declared per Series A Participating Preferred share	$1.25	$0.229167	$—	$—
Distributions declared per Series B Participating Preferred share	$1.2875	$—	$—	$—
Distributions declared per Series C Participating Preferred share	$0.912847	$—	$—	$—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under "Item 1A. Risk Factors" in this report.

Overview

        We are a Maryland REIT focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of AH LLC, which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market.

        As of December 31, 2014, we owned 34,599 single-family properties in selected sub-markets of MSAs in 22 states, compared to 23,268 single-family properties in 22 states as of December 31, 2013. As of December 31, 2014, we had an additional 703 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $110.9 million. As of December 31, 2014, 28,250, or 81.6%, of our total properties were leased, compared to 17,328, or 74.5%, of our total properties as of December 31, 2013. As of December 31, 2014, our entire portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

        The following table provides a summary of our single-family properties as of December 31, 2014:

	Properties (1)		Gross Book Value			Averages Per Property
Market	Units	% of Total	$ millions	% of Total	Avg. per Property	Square Footage	Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	2,837	8.2%	$451.5	7.6%	$159,147	2,137	11.1	2013
Indianapolis, IN	2,675	7.7%	403.2	6.8%	150,729	1,931	12.4	2013
Atlanta, GA	2,257	6.5%	363.8	6.1%	161,187	2,106	14.1	2013
Charlotte, NC	1,975	5.7%	338.6	5.7%	171,443	1,999	11.9	2013
Greater Chicago area, IL and IN	1,968	5.7%	339.9	5.7%	172,713	1,897	13.3	2013
Cincinnati, OH	1,776	5.1%	304.4	5.1%	171,396	1,849	12.8	2013
Houston, TX	1,772	5.1%	305.6	5.2%	172,460	2,243	10.4	2013
Tampa, FL	1,486	4.3%	279.5	4.7%	188,089	1,993	11.0	2013
Phoenix, AZ	1,381	4.0%	219.3	3.7%	158,798	1,819	12.5	2013
Jacksonville, FL	1,357	3.9%	201.9	3.4%	148,784	1,917	10.9	2013
All Others (2)	15,115	43.7%	2,709.2	45.8%	179,239	1,920	12.1	2013

Total / Average	34,599	100.0%	$5,916.9	100.0%	$171,014	1,966	12.1	2013

(1)
Includes 377 properties in which we hold an approximate one-third interest.
(2)
Represents 31 markets in 19 states.

        The following table summarizes our leasing experience through December 31, 2014:

Market	Not Rent Ready (1)	Leased (2)	Available for Rent 30+ Days (3)	Available for Rent 90+ Days (4)	30+ Days Occupancy % (5)	90+ Days Occupancy % (6)	Avg. Annual Scheduled Rent per Property	Avg. Original Lease Term (months)	Avg. Remaining Lease Term (months)
Dallas-Fort Worth, TX	116	2,459	2,612	2,581	94.1%	95.3%	$17,989	12.2	6.1
Indianapolis, IN	195	2,108	2,424	2,382	87.0%	88.5%	15,353	13.6	6.9
Atlanta, GA	247	1,856	1,932	1,925	96.1%	96.4%	15,709	12.7	6.7
Charlotte, NC	242	1,535	1,665	1,636	92.2%	93.8%	16,036	12.6	7.3
Greater Chicago area, IL and IN	237	1,458	1,650	1,621	88.4%	89.9%	19,810	14.2	7.0
Cincinnati, OH	86	1,431	1,609	1,586	88.9%	90.2%	17,080	13.4	7.8
Houston, TX	159	1,401	1,512	1,493	92.7%	93.8%	18,942	12.3	7.0
Tampa, FL	42	1,330	1,412	1,407	94.2%	94.5%	18,339	12.1	7.0
Phoenix, AZ	1	1,270	1,368	1,368	92.8%	92.8%	13,236	12.2	6.8
Jacksonville, FL	146	1,082	1,158	1,150	93.4%	94.1%	15,568	11.9	6.9
All Other (7)	1,415	11,887	13,069	12,812	91.0%	92.8%	16,844	12.5	7.0

Total / Average	2,886	27,817	30,411	29,961	91.5%	92.8%	$16,842	12.7	6.9

(1)
Includes properties under renovation and excludes vacant properties available for lease and properties held for sale.
(2)
Includes leases on properties for which we have completed renovations and excludes leases with tenants existing at the date of acquisition, other than leases with tenants acquired as part of portfolio acquisitions.
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
(7)
Represents 31 markets in 19 states.

Key Portfolio Transactions in 2014

  Beazer Rental Homes Acquisition

        In July 2014, the Company completed the acquisition of Beazer Rental Homes for the purpose of acquiring a 100% ownership interest in a portfolio of 1,372 homes located in markets in Arizona, California, Florida and Nevada for merger consideration to the security holders of Beazer Rental Homes that consisted of 8,158,001 Class A common shares in the Company, $5.0 million of cash to be held in an indemnification escrow for a period of six months and extinguishment of $108.2 million outstanding under the Beazer Rental Homes credit facility. The fair value of the Class A common shares issued has been estimated to be $144.8 million, which has been determined using the closing price in the Company's Class A common shares on the date of the acquisition (see Note 11).

  Ellington Portfolio Acquisition

        On December 31, 2014, the Company acquired a 100% ownership interest in a portfolio of 914 homes located in markets in Arizona, Colorado, Georgia, North Carolina, Tennessee and Texas for a total purchase price of approximately $126.0 million, which included $74.4 million in cash and the assumption of $51.6 million of debt. The debt consists of a 5-year note payable, which is secured by a first priority mortgage on 583 of the homes, bears fixed interest at 4.06% and matures on July 1, 2019. The Company completed the Ellington Portfolio Acquisition for the purpose of acquiring a portfolio of 914 single-family properties, which was 96.3% leased as of the acquisition date (see Note 11).

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

  Property Acquisitions

        Since our formation, we have rapidly but systematically grown our portfolio of single-family homes and intend to continue to do so. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available for sale through our acquisition channels, competition for our target assets and our available capital. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and the level of capital available to invest. During the year ended December 31, 2014, our total portfolio increased by 11,331 homes, including 1,372 homes acquired as part of the Beazer Rental Homes Acquisition, 914 homes acquired as part of the Ellington Portfolio Acquisition, 3,792 homes acquired through trustee acquisitions and 5,253 homes acquired through broker acquisitions.

        Prior to December 10, 2014, we paid an acquisition and renovation fee to AH LLC equal to 5% of all costs and expenses incurred in connection with the initial acquisition, repair and renovation of our single-family properties for its services in identifying, evaluating, acquiring and overseeing the renovation of our properties. On December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee and we hired all of AH LLC's acquisition and renovation personnel necessary for our operations. No termination or other fee was paid to AH LLC in connection with the termination of AH LLC providing such services. Although we anticipate the internalization of AH LLC's acquisition and renovation personnel to be cash flow positive to the Company, we expect a larger proportion of the internalized cost structure to be expensed in accordance with GAAP, compared to the 5% acquisition and renovation fee previously paid to AH LLC, which has been primarily capitalized related to asset acquisitions and included in the cost basis of our single-family properties.

  Property Operations

        The acquisition of properties involves expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs between $5,000 and $25,000 to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in initially accessing our homes to prepare them for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel, whether the property is located in a judicial or non-judicial foreclosure state, if applicable, and whether or not the home is occupied at the time of acquisition. This process of finalizing the acquisition and gaining initial access to the home can range from immediate access to multiple months and, on average, takes approximately 20 to 30 days. Additionally, after gaining access to the home, the time to renovate a property can vary significantly among properties and is most impacted by the age and condition of the property. On average, it takes approximately 50 to 60 days to complete the renovation process after gaining initial access to the home. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 30 days to lease a property after completing the renovation process. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as "turnover," is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 50 to 60 days to complete the turnover process.

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

        In addition to rental revenues, we receive fees and other reimbursements, referred to as "tenant charge-backs", from our tenants, which are primarily designed to recover costs for certain items, such as utilities, damages and maintenance. In accordance with GAAP, these fees and tenant charge-backs are presented gross in the consolidated statements of operations.

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

        Over the longer term and as our total portfolio occupancy stabilizes, our ability to maintain and grow revenues will become more dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. During the years ended December 31, 2014 and 2013, we experienced tenant retention rates of 70% and 71%, respectively, at an average rental rate increase of 4% and 3%, respectively. To date, our leasing efforts have been primarily focused on increasing our overall portfolio occupancy rather than raising rental rates. We believe that there will be significant opportunity to optimize rental rates in the future as our total portfolio occupancy stabilizes.

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

  Seasonality

        While we still have limited operating history, we believe that our business and related operating results will be impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of tenant move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets for expenses such as snow removal and heating during the winter season and HVAC repairs and expenses during the summer season.

  General and Administrative Expense

        General and administrative expense primarily consists of payroll and personnel costs, trustees' and officers' insurance expenses, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions.

Note Regarding Our Historical Operations and Presentation of Our Financial Results

        From our formation through June 10, 2013, we were externally managed and advised by the Advisor and the leasing, managing and advertising of our properties was overseen and directed by the Property Manager, both of which were subsidiaries of AH LLC. On June 10, 2013, we entered into the Management Internalization and acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D units and 4,375,000 Series E units in the Operating Partnership. We now have an integrated operating platform that provides our property management, marketing, leasing, financial and administrative functions.

        Prior to the Management Internalization, AH LLC exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, our consolidated financial statements retroactively reflect two transactions between us and AH LLC as transactions between entities under common control. In December 2012, AH LLC contributed 367 properties to us with an agreed-upon value of $49.4 million and made a cash investment of $0.6 million, in exchange for 3,300,000 Class A common shares, 667 Class B common shares, and 32,667 Class A units of our Operating Partnership. In February 2013, AH LLC contributed a portfolio of 2,770 single-family properties to us with an agreed-upon value of $491.7 million, in exchange for 31,085,974 Series C units of our Operating Partnership and 634,408 of our Class B common shares ("the 2,770 Property Contribution"). As noted in our consolidated financial statements, the accounts relating to the properties acquired in those transactions have been reflected retroactively at AH LLC's net book value. AH LLC commenced acquiring these properties on June 23, 2011, and, accordingly, the consolidated statements of operations reflect activity prior to our date of formation. Our consolidated financial statements are not indicative of our past or future results and do not reflect our financial position, results of operations, changes in equity and cash flows had they been presented as if we had been operating independently during the period presented. Accordingly, this discussion of our financial statements encompasses certain aspects of the historical operations of AH LLC.

Results of Operations

Comparison of the Year Ended December 31, 2014, to the Year Ended December 31, 2013

        The following is a detail of our leased property revenue and operating expenses (in thousands):

	For the Years Ended
	December 31, 2014	% of Revenue	December 31, 2013	% of Revenue
Rents from single-family properties	$376,385		$132,722
Fees from single-family properties	5,968		3,639
Tenant charge-backs	14,931		1,588

Total revenues from single-family properties	397,284		137,949

Leased property operating expenses:
Property tax	62,742	15.8%	21,556	15.7%
HOA fees	7,891	2.0%	3,233	2.3%
Maintenance and turnover costs	46,491	11.7%	12,408	9.0%
Insurance	6,922	1.7%	2,764	2.0%
Bad debt	5,630	1.4%	2,279	1.7%
Property management	35,289	8.9%	9,171	6.6%

Total leased property operating expenses	164,965	41.5%	51,411	37.3%

Net operating income (1)	$232,319	58.5%	$86,538	62.7%

(1)
Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI as rents and fees from single-family properties and tenant charge-backs, less property operating expenses for leased single-family properties. A reconciliation of NOI to net loss as determined in accordance with GAAP is located at the end of this Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Property Revenues

        Our property revenues, which are defined as rents and fees from single-family properties and tenant charge-backs, were $397.3 million for the year ended December 31, 2014, compared to $137.9 million for the same period in 2013. This increase was primarily attributable to growth in our average number of leased properties, which rose to 23,154 leased properties for the year ended December 31, 2014, from 9,092 leased properties for the same period in 2013.

  Leased Property Operating Expenses

        Leased property operating expenses, which consist of direct property operating expenses and property management costs associated with properties that have been initially leased, whether or not they are currently leased, were $165.0 million for the year ended December 31, 2014, compared to $51.4 million for the same period in 2013. This increase was primarily attributable to growth in the number of average initially leased properties, which rose to 24,556 for the year ended December 31, 2014, from 9,092 for the same period in 2013.

        As a percentage of total revenues from single-family properties, leased property operating expenses increased to 41.5% for the year ended December 31, 2014, from 37.3% for the same period in 2013. This increase was primarily attributable to higher maintenance and turnover costs resulting from a rise in lease expirations and tenant move-outs during the year ended December 31, 2014, compared to the same period in 2013. Additionally, prior to the Management Internalization on June 10, 2013, we paid AH LLC a property management fee equal to 6% of collected rents. Upon completion of the

Management Internalization, we became directly responsible for all costs of our internal property management platform, which resulted in an increase in total property management costs during the year ended December 31, 2014, compared to the same period in 2013.

  Vacant Property Operating Expenses

        Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $23.4 million for the year ended December 31, 2014, compared to $22.3 million for the same period in 2013.

        Additionally, during the year ended December 31, 2014, we incurred approximately $0.9 million of one-time termination fees and other costs related to finalizing the internalization of certain markets that were transitioned into our property management platform in the fourth quarter of 2013. These costs were included in vacant property operating expenses and other in the consolidated statements of operations. Further, during the first quarter of 2014, we incurred approximately $1.2 million of freeze-related damages as a result of severe weather conditions in certain markets. As these damages are expected to be fully recovered through insurance reimbursement, we have reflected our related aggregate insurance deductible of $0.4 million (representing our total aggregate deductible based on three separate winter storms) within vacant property operating expenses and other in the consolidated statements of operations. As a result of the severe weather conditions in certain markets, we also incurred increased vacant property operating costs associated with higher utility usage and cold weather maintenance during the first quarter of 2014.

  General and Administrative Expense and Advisory Fees

        General and administrative expense, which primarily consists of payroll and personnel costs, trustees' and officers' insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $21.9 million for the year ended December 31, 2014, compared to $8.8 million for the same period in 2013.

        Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by the Advisor under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged the Advisor, which incurred these costs and performed these functions, and paid an advisory fee that was calculated as 1.75% per year of shareholders' equity (as defined in the advisory management agreement). Advisory fees incurred to the Advisor prior to the Management Internalization during the year ended December 31, 2013, were $6.4 million.

        General and administrative expense for the year ended December 31, 2014, was 0.35% of total year-end assets, compared to general and administrative expense and advisory fees of 0.36% of total year-end assets for the same period in 2013.

  Interest Expense

        Interest expense was $19.9 million for the year ended December 31, 2014, compared to $0.4 million for the same period in 2013. This increase was primarily due to a rise in aggregate borrowings to $1.8 billion at December 31, 2014, from $375.0 million at December 31, 2013.

  Acquisition Fees and Costs Expensed

        Acquisition fees and costs expensed are incurred in connection with our recent business combinations and the acquisition of properties with existing leases (including the fee we previously paid to AH LLC, which was equal to 5% of the actual purchase price of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized, as a component of the acquisition cost. For the years ended December 31, 2014 and 2013, acquisition fees and costs expensed included $22.1 million and $2.8 million, respectively, of acquisition fees and related costs associated with single-family properties acquired with in-place leases, as well as the Beazer Rental Homes Acquisition and the Ellington Portfolio Acquisition, and $0.3 million and $2.0 million, respectively, of transaction costs incurred in pursuing unsuccessful single-family property acquisitions.

  Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset's estimated economic useful life. Depreciation and amortization expense was $165.5 million for the year ended December 31, 2014, compared to $71.0 million for the same period in 2013.

Comparison of the Year Ended December 31, 2013, to the Year Ended December 31, 2012

        The following is a detail of our leased property revenue and operating expenses (in thousands):

	For the Years Ended
	December 31, 2013	% of Revenue	December 31, 2012	% of Revenue
Rents from single-family properties	$132,722		$4,540
Fees from single-family properties	3,639		—
Tenant charge-backs	1,588		—

Total revenues from single-family properties	137,949		4,540

Leased property operating expenses:
Property tax	21,556	15.7%	500	11.0%
HOA fees	3,233	2.3%	150	3.3%
Maintenance and turnover costs	12,408	9.0%	694	15.3%
Insurance	2,764	2.0%	95	2.1%
Bad debt	2,279	1.7%	14	0.3%
Property management	9,171	6.6%	291	6.4%

Total leased property operating expenses	51,411	37.3%	1,744	38.4%

Net operating income (1)	$86,538	62.7%	$2,796	61.6%

(1)
Net operating income, or NOI, is a supplemental non-GAAP financial measure. The Company defines NOI as rents and fees from single-family properties and tenant charge-backs, less property operating expenses for leased single-family properties. A reconciliation of NOI to net loss as determined in accordance with GAAP is located at the end of this Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Property Revenues

        Our property revenues, which are defined as rents and fees from single-family properties and tenant charge-backs, were $137.9 million for the year ended December 31, 2013, compared to $4.5 million for the same period in 2012. This increase was primarily attributable to growth in our average number of leased properties, which rose to 9,092 leased properties for the year ended December 31, 2013, from 1,164 leased properties for the same period in 2012.

  Leased Property Operating Expenses

        Leased property operating expenses, which consist of direct property operating expenses and property management costs associated with properties that have been initially leased, whether or not they are currently leased, were $51.4 million for the year ended December 31, 2013, compared to $1.7 million for the same period in 2012. This increase was primarily attributable to growth in the number of average initially leased properties, which rose to 9,092 for the year ended December 31, 2013, from 1,164 for the same period in 2012.

        As a percentage of total revenues from single-family properties, leased property operating expenses decreased to 37.3% for the year ended December 31, 2013, from 38.4% for the same period in 2012. This decrease was primarily attributable to a significant decline in maintenance and turnover costs, partially offset by higher property tax and bad debt expense.

  Vacant Property Operating Expenses

        Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $22.3 million for the year ended December 31, 2013, compared to $1.8 million for the same period in 2012. This increase was primarily attributable to a larger number of renovated, but not initially leased, homes during the year ended December 31, 2013, compared to the same period in 2012.

  General and Administrative Expense and Advisory Fees

        General and administrative expense, which primarily consists of payroll and personnel costs, trustees' and officers' insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $8.8 million for the year ended December 31, 2013, compared to $7.2 million for the same period in 2012. General and administrative expense also includes an allocation of general and administrative expenses incurred by AH LLC that were either clearly applicable to or reasonably allocated to the operations of contributed properties prior to the date of contribution by AH LLC. Allocated general and administrative expenses prior to that date of respective property contribution by AH LLC were $1.0 million and $6.9 million for the years ended December 31, 2013 and 2012, respectively.

        Prior to the Management Internalization on June 10, 2013, our corporate and administrative functions were provided by the Advisor under the terms of an advisory management agreement. Rather than directly incurring the costs of our corporate and administrative functions, we previously engaged the Advisor, which incurred these costs and performed these functions, and paid an advisory fee that was calculated as 1.75% per year of shareholders' equity (as defined in the advisory management agreement). Advisory fees incurred to the Advisor prior to the Management Internalization during the year ended December 31, 2013, were $6.4 million, compared to $0.9 million during the year ended December 31, 2012.

  Acquisition Fees and Costs Expensed

        Acquisition fees and costs expensed are incurred in connection with our recent business combinations and the acquisition of properties with existing leases (including the fee we previously paid to AH LLC, which was equal to 5% of the actual purchase price of a property). For properties that are leased at the time of acquisition, these costs are expensed, rather than capitalized, as a component of the acquisition cost. For the years ended December 31, 2013 and 2012, acquisition fees and costs expensed included $2.8 million and $0.9 million, respectively, of acquisition fees and related costs associated with single-family properties acquired with in-place leases and $2.0 million and zero, respectively, of transaction costs incurred in pursuing unsuccessful single-family property acquisitions.

  Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset's estimated economic useful life. Depreciation and amortization expense was $71.0 million for the year ended December 31, 2013, compared to $2.1 million for the same period in 2012.

Liquidity and Capital Resources

        Our liquidity and capital resources as of December 31, 2014, included cash and cash equivalents of $108.8 million. Additionally, as of December 31, 2014, $207.0 million was outstanding under our credit facility, which provides for maximum borrowings of up to $800 million. From January 1, 2015, through January 31, 2015, the Company borrowed an additional $146.0 million under the credit facility. On January 31, 2015, the credit facility had an outstanding balance of $353.0 million.

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

        We seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), asset-backed securitizations, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, borrowings under our credit facility and asset-backed securitizations. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income, net of operating expenses and recurring capital expenditures, will generally provide cash flow sufficient to fund our operations and dividend distributions. However, a significant number of our properties are not fully stabilized. In addition, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

  Cash Flows

        Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses.

        During 2014, net cash provided by operating activities was $160.5 million, which included $187.0 million from noncash adjustments to net loss and $6.6 million from other changes in operating assets and liabilities, partially offset by net loss of $33.1 million. Net cash used for investing activities was $1.9 billion, which primarily consisted of cash outflows of $1.6 billion related to the acquisition of properties, including portfolio acquisitions, and $185.4 million of renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, blinds and landscaping. Net cash provided by financing activities was $1.7 billion, which primarily consisted of cash inflows of $1.5 billion in proceeds from our securitization transactions, partially offset by net repayments of borrowings under our credit facility of $168.0 million. Net cash used for total operations during 2014 was $40.2 million.

        During 2013, net cash provided by operating activities was $16.2 million, which included $66.6 million from noncash adjustments to net loss, partially offset by $31.3 million from other changes in operating assets and liabilities and $19.1 million of net loss. Net cash used for investing activities was $2.4 billion, which primarily consisted of cash outflows of $2.0 billion related to the acquisition of properties and $382.1 million of renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, blinds and landscaping. Net cash provided by financing activities was $2.1 billion, which primarily consisted of cash inflows of $844.8 million from our IPO and the concurrent private placements to AH LLC and APFC, $703.5 million from the issuance of our Class A common shares sold in the March 2013 private placement, $212.6 million from the issuance of our Preferred Shares and a $375.0 million net increase in borrowings under the credit facility. Net cash used for total operations during 2013 was $248.2 million.

        During 2012, net cash used for operating activities was $6.5 million, which included $10.2 million of net loss, partially offset by $2.6 million from noncash adjustments to net loss and $1.1 million from other changes in operating assets and liabilities. Net cash used for investing activities was $97.5 million, which included cash outflows of $94.9 million for acquisition-related costs of properties and $2.6 million in costs to renovate properties. Net cash provided by financing activities was $501.2 million and primarily consisted of $494.8 million of proceeds from the issuance of Class A common shares. Net cash provided by total operations during 2012 was $397.2 million.

  Share Issuances

        In May 2014, the Company issued 7,600,000 5.5% Series C participating preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $190.0 million before offering costs of $9.7 million.

        In July 2014, the Company issued 8,158,001 Class A common shares, $0.01 par value per share, in connection with the acquisition of Beazer Rental Homes.

        In August 2014, the Company issued 17,782,861 Class A common shares, $0.01 par value per share, in an underwritten public offering and concurrent private placement, raising gross proceeds of $313.3 million before offering costs of $4.9 million.

  Distributions

        To qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate approximately equal our net taxable income in the relevant year. Our board of trustees declared distributions that totaled $0.20 per share and $0.05 per share on our Class A and Class B common shares during the years ended December 31, 2014 and 2013, respectively. Our board of trustees declared distributions that totaled $1.25 per share, $1.2875 per share and $0.912847 per share on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively, during the year ended December 31, 2014. Distributions declared on our 5.0% Series A participating preferred shares totaled $0.229167 per share for the year ended December 31, 2013. Our board of trustees declared distributions that totaled $0.60452 per share and $0.15113 per share on our Series C convertible units during the years ended December 31, 2014 and 2013, respectively.

  Credit Facility

        We have an $800 million senior secured revolving credit facility with a group of financial institutions. The amount that may be borrowed under the credit facility is generally based on 50% of the lower of cost or the value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the "Borrowing Base." Borrowings under the credit facility are available through March 7, 2015, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The Company currently anticipates extending the credit facility period for an additional year, on or before March 7, 2015.

        The credit facility is secured by our Operating Partnership's membership interests in entities that own our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15.0 million, of which at least $7.5 million must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth of not less than the sum of 85% of our tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. As of December 31, 2014, the Company was in compliance with all covenants.

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

        The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including establishing and maintaining a cash management account controlled by the lender to collect all rents and cash generated by the Borrower's properties. In the absence of an event of default, the Borrower will receive any excess cash after payment of monthly interest, principal and property related expenses. Upon the occurrence of an event of default under the loan or if the Borrower does not maintain a debt yield (net cash flow divided by the outstanding principal balance of the loan) on the portfolio of at least 6.68%, the lender may transfer the excess cash to an account which lender may apply any funds as the lender elects, including to prepay principal and pay any amounts due under the loan. The lender may also foreclose on its security interests, in limited circumstances may enforce the Company's guaranty and may appoint a new property manager. As of December 31, 2014, the Company was in compliance with all covenants under the loan agreement.

        The Company has accounted for the transfer of the Note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the Note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 3,852 homes placed as collateral for the Note and has recorded a $478.6 million asset-backed securitization liability, representing the principal balance outstanding on the Note as of December 31, 2014, in the consolidated balance sheets. The 3,852 collateral homes had a net book value of $627.0 million as of December 31, 2014.

        The interest rate cap agreement entered into as part of the securitization transaction has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an ongoing basis. During the year ended December 31, 2014, the Company's interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period in which the hedged transaction affects earnings. Over the next 12 months, the Company estimates that $0.1 million will be reclassified as an increase to interest expense. The fair value of the interest rate cap agreement is estimated to be $0.01 million as of December 31, 2014, (see Note 15) and has been included in escrow deposits, prepaid expenses and other assets in the consolidated balance sheets.

  September 2014 Securitization

        In September 2014, we completed our second securitization transaction (the "2014-SFR2 securitization"), which was structured substantially similar to the 2014-SFR1 securitization. The principal differences from the 2014-SFR1 securitization are: (1) the loan is a fixed rate loan for $513.3 million with a ten year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%, (2) no interest rate cap agreement was part of the transaction, (3) the loan is secured by first priority mortgages on a portfolio of 4,487 single-family residential properties owned by the borrower, a subsidiary of the Company and (4) in lieu of a debt yield requirement, the loan agreement provides that if the borrower does not maintain a debt service coverage ratio of at least 1.20 to 1.00, the lender may transfer cash to an account from which the lender may apply funds as it elects, including prepayment of the loan and principal. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow (as defined in the loan agreement) divided by the aggregate debt service for the twelve month period following the date of determination. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. Gross proceeds to the Company from the 2014-SFR2 securitization, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

        The Company has accounted for the transfer of the 2014-SFR2 securitization promissory note to the trust as a sale under ASC 860 with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the Company with any ability to direct activities that could impact the trust's economic performance. Accordingly, the Company does not consolidate the trust and continues to consolidate, at historical cost basis, the 4,487 homes placed as collateral for the note and has recorded a $512.4 million asset-backed securitization liability, representing the principal balance outstanding on the note as of December 31, 2014, in the consolidated balance sheets. Separately, the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the consolidated balance sheets. The 4,487 collateral homes had a net book value of $692.6 million as of December 31, 2014.

  November 2014 Securitization

        In November 2014, we completed our third securitization transaction (the "2014-SFR3 securitization"), which was structured substantially similar to the 2014-SFR2 securitization. The principal differences from the 2014-SFR2 securitization are: (1) the loan is a fixed rate loan for $528.4 million with a ten year term, maturity date of December 9, 2024, and a duration-adjusted weighted-average interest rate of 4.40%, (2) the loan is secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the Company did not acquire any of the certificates associated with this transaction. Gross proceeds to the Company from the 2014-SFR3 securitization were $528.4 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,503 homes placed as collateral for the Note and has recorded a $528.4 million asset-backed securitization liability, representing the principal balance outstanding on the Note as of December 31, 2014, in the consolidated balance sheets. The 4,503 collateral homes had a net book value of $752.8 million as of December 31, 2014.

  Note Payable

        As part of the Ellington Portfolio Acquisition on December 31, 2014, the Company assumed a $51.6 million note payable. The debt consists of a 5-year note payable, which is secured by a first priority mortgage on 583 of the homes acquired as part of the Ellington Portfolio Acquisition, bears interest at 4.06%, matures on July 1, 2019, and contains certain required covenants, including a minimum debt service coverage ratio of 1.56 to 1.00.

Other Transactions with AH LLC and its Affiliates

  Contribution in Connection With Our Initial Private Placement

        In connection with our initial private placement, on December 31, 2012, AH LLC contributed 367 single-family properties with an agreed-upon value of $49.4 million and made a cash investment of $0.6 million. In connection with this acquisition, AH LLC received 3,300,000 of our Class A common shares, 667 of our Class B common shares and 32,667 Class A units. The agreed-upon value of this contribution was $50.0 million, with the value of the single-family properties contributed based on their purchase price together with renovation costs, holding costs and transfer costs incurred by AH LLC, and a 5% acquisition fee to AH LLC. Because the transaction has been deemed to be between "entities under common control" under the provisions of ASC 805, Business Combinations, the single-family properties acquired have been recorded at AH LLC's net carrying cost of $47.6 million as of the date of the acquisition, without consideration of the acquisition fees which were expensed.

  AH LLC Portfolio Contribution

        On February 28, 2013, pursuant to a contribution agreement with AH LLC, we acquired a portfolio of 2,770 single-family properties with an agreed-upon value of $491.7 million in exchange for 31,085,974 Series C units and 634,408 Class B common shares, in each case based on a price per unit or share of $15.50. Because the transaction is also considered to be between entities under common control, the accounts relating to the properties acquired have been reflected retroactively in our consolidated financial statements based on the results of operations and net book value recorded by AH LLC. Holders of the Series C units are entitled to distributions equal to actual net cash flow of the portfolio of 2,770 properties that we purchased from AH LLC on February 28, 2013, up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50. Pursuant to the contribution agreement, AH LLC was responsible for all costs to transfer the properties and for paying costs associated with the completion of initial renovation of the properties after we acquire them. Concurrently with this transaction, the Advisor agreed to a permanent reduction in the advisory management fee of $9.8 million per year in connection with the increased shareholder's equity.

        Holders of the Series C units have a one-time right to convert all such units into Class A units. If on the date of conversion, the contributed properties are not initially leased (as defined) for at least 98% of the scheduled rents (determined on an aggregate basis) the Series C units with respect to the single-family properties leased for at least 98% of the scheduled rents (determined on an aggregate basis) will convert into Class A units on a one for one basis, and the Series C units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing AH LLC's aggregate cost (as defined) of the properties (including the acquisition fees) by $15.50, with proportionate reductions in Class B shares.

  45 Property Acquisition

        On December 12, 2014, we and the Operating Partnership entered into a contribution agreement with AH LLC, pursuant to which AH LLC contributed to the Operating Partnership all of AH LLC's interest in 45 properties owned by AH LLC. The value of the properties was determined by broker price opinions prepared by independent third parties. In exchange for the properties, the Operating Partnership issued to AH LLC 653,378 Class A units valued at $17.11 per unit, the closing price on the NYSE for the Company's Class A common shares on December 11, 2014.

Off-Balance Sheet Arrangements

        We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

        Contractual obligations as of December 31, 2014, consisted of the following (in thousands):

		Payments by Period
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Credit facility (1)	$207,000	$—	$—	$207,000	$—
Asset-backed securitizations	1,519,390	—	—	478,565	1,040,825
Note payable	51,644	—	—	51,644	—
Operating lease obligations	4,101	1,692	2,265	144	—
Purchase obligations	110,866	110,866	—	—	—

Total	$1,893,001	$112,558	$2,265	$737,353	$1,040,825

(1)
Amount represents principal amount due and excludes any expected interest payments. Interest under the credit facility is based on 30 day LIBOR plus 2.75% as of December 31, 2014.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could ultimately differ from these estimates. Listed below are those policies that management believes are critical and require the use of judgment in their application. There are other items within the financial statements that require estimation, but they are not considered critical as they do not require significant judgment or are immaterial.

  Investment in Real Estate

        Transactions in which single-family properties are purchased that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company engages a third party valuation specialist to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

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

  Goodwill

        Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired as part of the Management Internalization (see Note 11). Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Impairment charges, if any, are recognized in operating results. No goodwill impairments have been recorded during the years ended December 31, 2014, 2013 and 2012.

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

  Accounts Payable and Accrued Expenses

        Accrued and other liabilities consist primarily of trade payables, resident security deposits, construction liabilities, HOA fees and property tax accruals as of the end of the respective period presented. It also consists of contingent loss accruals, if any. Such losses are accrued when they are both probable and estimable. When it is reasonably possible that a significant contingent loss has occurred, we disclose the nature of the potential loss and, if estimable, a range of exposure.

  Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rent and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company's interest rate cap agreement, contingently convertible Series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements.

  Derivatives

        We currently use, and in the future may use, interest rate cap agreements for interest rate risk management purposes and in conjunction with certain LIBOR-based variable rate debt to satisfy lender requirements. We assess these derivatives at inception and on an ongoing basis for the effectiveness of qualifying cash flow hedges. For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings as interest expense. The ineffective portion of the change in fair value of our interest rate cap agreements is required to be recognized directly in earnings.

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

        However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our taxable REIT subsidiary will be subject to federal, state and local taxes on its income at regular corporate rates. The tax years from 2012 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.

        ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the "more likely than not" threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2014, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

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

        The following is a reconciliation of NOI to net loss as determined in accordance with GAAP (in thousands):

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net loss	$(33,092)	$(19,066)	$(10,236)
Income from discontinued operations	—	(1,008)	—
Gain on remeasurement of equity method investment	—	(10,945)	—
Remeasurement of Preferred Shares	6,158	1,810	—
Remeasurement of Series E units	5,119	2,057	—
Depreciation and amortization	165,516	70,987	2,111
Acquisition fees and costs expensed	22,386	4,799	869
Noncash share-based compensation expense	2,586	1,079	70
Interest expense	19,881	370	—
Advisory fees	—	6,352	937
General and administrative expense	21,947	8,845	7,199
Property operating expenses for vacant single-family properties and other	23,408	22,341	1,846
Other revenues	(1,590)	(1,083)	—

Net operating income	$232,319	$86,538	$2,796

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

        The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO and Core FFO for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except share data):

	For the Years Ended December 31,
	2014	2013	2012
Net loss attributable to common shareholders	$(66,985)	$(43,927)	$(10,236)
Adjustments:
Noncontrolling interests in the Operating Partnership	15,229	13,303	—
Depreciation and amortization of real estate assets	159,286	68,399	2,111
Gain on disposition of single-family properties	—	(904)	—

Funds from operations	$107,530	$36,871	$(8,125)

Adjustments:
Acquisition fees and costs expensed	22,386	4,799	869
Noncash share-based compensation expense	2,586	1,079	70
Gain on remeasurement of equity method investment	—	(10,945)	—
Remeasurement of Series E units	5,119	2,057	—
Remeasurement of Preferred shares	6,158	1,810	—
Conversion of preferred units	—	10,456	—

Core funds from operations	$143,779	$46,127	$(7,186)

Weighted-average number of FFO shares (1)	250,625,401	239,127,560	38,697,333

FFO per weighted-average FFO share	$0.43	$0.15	$(0.21)

Core FFO per weighted-average FFO share	$0.57	$0.19	$(0.19)

(1)
Includes weighted-average common shares outstanding and assumes full conversion of all Operating Partnership units outstanding, including Class A units, which totaled 14,440,670 at December 31, 2014, and 13,787,292 at December 31, 2013 and 2012, as well as 31,085,974 Series C units, 4,375,000 Series D units and 4,375,000 Series E units at December 31, 2014, 2013 and 2012.

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

        As of December 31, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility and 2014-SFR1 asset-backed securitization of $207.0 million and $478.6 million, respectively. As of December 31, 2013, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility of $375.0 million. All borrowings under our credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%, while borrowings under our asset-backed securitization bear interest at a duration-weighted blended interest rate of LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$(6,856)	$(3,750)
Rate decrease of 1% (2)	$331	$638
(1)
Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of December 31, 2014.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is included as a separate section in this annual report on Form 10-K. See "Item 15. Exhibits and Financial Statement Schedules."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2014, we performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Controls over Financial Reporting

        There have been no changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

        BDO USA, LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
American Homes 4 Rent
Agoura Hills, CA

        We have audited American Homes 4 Rent and its subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Homes 4 Rent's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, American Homes 4 Rent maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Homes 4 Rent as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, CA
March 2, 2015

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item with respect to trustees will be included under the caption titled "Election of Trustees" in the company's definitive proxy statement for the 2015 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 (the "2015 Proxy Statement") and is incorporated herein by reference.

        The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included under the captions "Corporate Governance and Board Matters—Audit Committee," "Corporate Governance and Board Matters—Consideration of Candidates for Trustee" in the 2015 Proxy Statement and is incorporated herein by reference.

        The information required by this item with respect to Section 16(a) compliance will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement and is incorporated herein by reference.

        The information required by this item with respect to a code of ethics will be included under the caption "Corporate Governance and Board Matters" in the 2015 Proxy Statement and is incorporate herein by reference. Any amendments to or waivers of the code of ethics granted to the company's executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

        The information required by this item with respect to executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item will be included under the captions titled "Corporate Governance and Board Matters," "Executive Compensation," and "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation" in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item, other than the table below, will be included under the caption "Share Ownership of Certain Beneficial Owners and Management" in the 2015 Proxy Statement and is incorporated herein by reference.

        The following table sets forth information as of December 31, 2014, for the Company's equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,165,000	$16.17	3,835,000
Equity compensation plans not approved by security holders	—	—	—
(1)
The Company's equity compensation plan, the 2012 Plan, is described more fully in Note 8 to the December 31, 2014 financial statements. The 2012 Plan was approved by the Company's shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be included under the captions titled "Corporate Governance and Board Matters—Trustee Independence" and "Certain Relationships and Related Transactions and Legal Proceedings" in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be included under the caption titled "Ratification of Independent Registered Public Accountants—Audit and Non-Audit Fees" in the 2015 Proxy Statement and is incorporated by herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)(1) and (2)    Financial Statements and Financial Statement Schedule

        The financial statements and financial statement schedule required by this Item are included as a separate section of this annual report on Form 10-K beginning on page F-1.

        All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

  (a)(3)    Exhibits

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
3.5
Articles Supplementary for American Homes 4 Rent 5.500% Series C Participating Preferred Shares (Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-195575) filed May 1, 2014)
3.6
Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)
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
10.9	Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)
10.10
Registration Rights Agreement, dated November 21, 2012, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)
10.11
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

Exhibit Number	Exhibit Document
10.15	Amendment to Investor Subscription Agreement, dated April 16, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)
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
10.18
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
10.19
Increased Commitment Supplement and Third Omnibus Amendment Agreement, dated September 30, 2013, by and among American Homes 4 Rent, L.P., AH4R Properties, LLC, the Borrowers specified therein and Wells Fargo Bank, National Association and J.P. Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2013.)
10.20
Loan Agreement dated as of May 21, 2014 between AMH 2014-1 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2014.)
10.21
Loan Agreement dated as of September 19, 2014 between AMH 2014-2 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 25, 2014.)

Exhibit Number		Exhibit Document
10.22		Loan Agreement dated as of November 25, 2014 between AMH 2014-3 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 2, 2014.)
10.23
Limited Liability Company Agreement dated June 16, 2014 among Alaska Permanent Fund Corporation, American Homes 4 Rent, L.P. and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2014.)
10.24
Property Management Agreement dated June 16, 2014 among American Homes 4 Rent II, LLC, American homes 4 Rent Management Holdings Company, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2014.)
10.25
Share Purchase Agreement dated March 31, 2014, between American Homes 4 Rent and Tamara Hughes Gustavson (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-11 (Registration Number 3330194979) filed April 1, 2014.)
10.26
Share Purchase Agreement dated August 13, 2014, between American Homes 4 Rent and Tamara Hughes Gustavson (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 19, 2014.)
10.27
Employee Administration Agreement, dated May 28, 2013, by and among American Homes 4 Rent and Malibu Management, Inc. (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)
10.28
First Amendment to Employee Administration Agreement, dated November 7, 2013, by and among American Homes 4 Rent, American Homes 4 Rent, LLC, American Homes 4 Rent, L.P., American Homes 4 Rent Advisor, LLC, American Homes 4 Rent Management Holdings, LLC and Malibu Management, Inc. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-11 (Registration Number 333-192592) filed November 27, 2013.)
10.29
Amended and Restated Agreement on Investment Opportunities, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)
10.30	†
Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)
10.31	†
Form of Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)
10.32	†	Form of Restricted Share Agreement. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed March 26, 2014.)
10.33	†	Form of Restricted Share Unit Agreement. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

Exhibit Number		Exhibit Document
10.34	†	Form of Indemnification Agreement with Trustees and Executive Officers (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)
10.35
Share Purchase Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)
10.36
Amendment to Registration Rights Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)
10.37
Share Purchase Agreement, dated July 22, 2013, by and between American Homes 4 Rent and the Alaska Permanent Fund Corporation (Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 30, 2013.)
10.38		Contribution Agreement dated as of December 12, 2014 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 18, 2014.)
10.39		Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. Filed herewith.
12.1		Ratio of Earnings to Fixed Charges. Filed herewith.
21.1		List of Subsidiaries of American Homes 4 Rent. Filed herewith.
23.1		Consent of independent registered public accounting firm. Filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

†
Indicates management contract or compensatory plan

‡
The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
American Homes 4 Rent
Agoura Hills, CA

        We have audited the accompanying consolidated balance sheets of American Homes 4 Rent and its subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, the consolidated financial statements include the accounts of certain single-family properties (the "Properties") contributed to the Company by American Homes 4 Rent, LLC, a related entity, on December 31, 2012 and February 28, 2013, which were not legal stand-alone entities. The accounts of the Properties reflect the assets, liabilities, income, and expenses directly attributable to the Properties, as well as allocations deemed reasonable by management, to present the financial position, results of operations, and cash flows of the Properties and do not necessarily reflect the financial position, results of operations, and cash flows of the Properties operated as stand-alone entities during the periods presented and, accordingly, may not be indicative of the Company's future performance.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Homes 4 Rent and its subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Homes 4 Rent's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

March 2, 2015

American Homes 4 Rent

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Single-family properties:
Land	$1,104,409	$728,362
Buildings and improvements	4,808,706	3,188,693
Single-family properties held for sale	3,818	6,569

	5,916,933	3,923,624
Less: accumulated depreciation	(206,262)	(62,202)

Single-family properties, net	5,710,671	3,861,422
Cash and cash equivalents	108,787	148,989
Restricted cash	77,198	26,430
Rent and other receivables, net	11,009	6,863
Escrow deposits, prepaid expenses and other assets	118,783	39,212
Deferred costs and other intangibles, net	54,582	20,573
Asset-backed securitization certificates	25,666	—
Goodwill	120,655	120,655

Total assets	$6,227,351	$4,224,144

Liabilities
Credit facility	$207,000	$375,000
Asset-backed securitizations	1,519,390	—
Note payable	51,644	—
Accounts payable and accrued expenses	149,706	103,397
Contingently convertible Series E units liability	72,057	66,938
Preferred shares derivative liability	57,960	28,150

Total liabilities	2,057,757	573,485

Commitments and contingencies
Equity
Shareholders' equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 210,838,831 and 184,869,219 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,108	1,848
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2014 and 2013	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 17,060,000 and 9,060,000 issued and outstanding at December 31, 2014 and 2013, respectively	171	91
Additional paid-in capital	3,618,207	2,996,478
Accumulated deficit	(170,162)	(63,479)
Accumulated other comprehensive loss	(229)	—

Total shareholders' equity	3,450,101	2,934,944
Noncontrolling interest	719,493	715,715

Total equity	4,169,594	3,650,659

Total liabilities and equity	$6,227,351	$4,224,144

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent

Consolidated Statements of Operations

(Amounts in thousands, except share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Rents from single-family properties	$376,385	$132,722	$4,540
Fees from single-family properties	5,968	3,639	—
Tenant charge-backs	14,931	1,588	—
Other	1,590	1,083	—

Total revenues	398,874	139,032	4,540

Expenses:
Property operating expenses
Leased single-family properties	164,965	51,411	1,744
Vacant single-family properties and other	23,408	22,341	1,846
General and administrative expense	21,947	8,845	7,199
Advisory fees	—	6,352	937
Interest expense	19,881	370	—
Noncash share-based compensation expense	2,586	1,079	70
Acquisition fees and costs expensed	22,386	4,799	869
Depreciation and amortization	165,516	70,987	2,111

Total expenses	420,689	166,184	14,776

Gain on remeasurement of equity method investment	—	10,945	—
Remeasurement of Series E units	(5,119)	(2,057)	—
Remeasurement of Preferred shares	(6,158)	(1,810)	—

Loss from continuing operations	(33,092)	(20,074)	(10,236)

Discontinued operations
Gain on disposition of single-family properties	—	904	—
Income from discontinued operations	—	104	—

Income from discontinued operations	—	1,008	—

Net loss	(33,092)	(19,066)	(10,236)
Noncontrolling interest	14,965	13,245	—
Dividends on preferred shares	18,928	1,160	—
Conversion of preferred units	—	10,456	—

Net loss attributable to common shareholders	$(66,985)	$(43,927)	$(10,236)

Weighted-average shares outstanding—basic and diluted	196,348,757	123,592,086	7,225,512

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.34)	$(0.37)	$(1.42)
Income from discontinued operations	—	0.01	—

Net loss attributable to common shareholders per share—basic and diluted	$(0.34)	$(0.36)	$(1.42)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(33,092)	$(19,066)	$(10,236)
Other comprehensive loss:
Unrealized loss on interest rate cap agreement:
Unrealized interest rate cap agreement loss arising during the period	(229)	—	—
Reclassification adjustment for amortization of interest expense included in net loss	—	—	—

Unrealized loss on interest rate cap agreement	(229)	—	—

Total other comprehensive loss	(229)	—	—

Comprehensive loss	(33,321)	(19,066)	(10,236)
Comprehensive income attributable to noncontrolling interests	14,979	13,245	—
Dividends on preferred shares	18,928	1,160	—
Conversion of preferred shares	—	10,456	—

Comprehensive loss attributable to common shareholders	$(67,228)	$(43,927)	$(10,236)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share data)

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

American Homes 4 Rent
Consolidated Statements of Equity (Continued)
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
									Accumulated other comprehensive loss
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit		Shareholders' equity	Noncontrolling interest	Total equity
Balances at December 31, 2013	184,869,219	$1,848	635,075	$6	9,060,000	$91	$2,996,478	$(63,479)	$—	$2,934,944	$715,715	$3,650,659
2,770 Property Contribution	—	—	—	—	—	—	31	—	—	31	1,515	1,546
Share-based compensation	—	—	—	—	—	—	2,586	—	—	2,586	—	2,586
Issuances of Class A common shares, net of offering costs of $4,887	25,969,612	260	—	—	—	—	453,411	—	—	453,671	—	453,671
Issuances of Preferred shares, net of offering costs of $10,567	—	—	—	—	8,000,000	80	165,701	—	—	165,781	—	165,781
Issuance of Class A units	—	—	—	—	—	—	—	—	—	—	11,179	11,179
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(18,928)	—	(18,928)	—	(18,928)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(23,881)	(23,881)
Common shares	—	—	—	—	—	—	—	(39,698)	—	(39,698)	—	(39,698)
Net (loss) income	—	—	—	—	—	—	—	(48,057)	—	(48,057)	14,965	(33,092)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(229)	(229)	—	(229)

Balances at December 31, 2014	210,838,831	$2,108	635,075	$6	17,060,000	$171	$3,618,207	$(170,162)	$(229)	$3,450,101	$719,493	$4,169,594

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(33,092)	$(19,066)	$(10,236)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	165,516	70,987	2,111
Noncash amortization of deferred financing costs	1,767	186	—
Noncash share-based compensation	2,586	1,079	70
Gain on remeasurement of equity method investment	—	(10,945)	—
Gain on disposition of discontinued operations	—	(904)	—
Provision for bad debt	5,691	2,273	—
Acquisition costs attributable to contributed properties	—	—	455
Remeasurement of Series E units	5,119	2,057	—
Remeasurement of Preferred shares	6,158	1,810	—
Equity in net loss of unconsolidated ventures	138	—	—
Other changes in operating assets and liabilities:
Rent and other receivables	(10,115)	3,339	(82)
Restricted cash for resident security deposits	(14,967)	(26,430)	—
Prepaid expenses and other assets	4,185	(16,238)	(492)
Deferred leasing costs	(6,247)	(9,710)	—
Accounts payable and accrued expenses	18,528	13,543	676
Resident security deposit liability	14,967	26,430	—
Amounts payable to affiliates	303	(22,239)	949

Net cash provided by (used for) operating activities	160,537	16,172	(6,549)

Investing activities
Cash paid for single-family properties	(1,349,912)	(2,011,977)	(87,506)
Escrow deposits for purchase of single-family properties	(52,671)	(13,740)	(7,393)
Change in restricted cash related to lender requirements	(35,801)	—	—
Cash acquired in non-cash business combinations	2,202	33,099	—
Beazer Rental Homes acquisition	(108,246)	—	—
Ellington portfolio acquisition	(74,356)	—	—
Settlement of net monetary assets related to Management Internalization	—	(6,958)	—
Net proceeds received from sale of discontinued operations	—	8,844	—
Investment in unconsolidated joint ventures	(24,862)	—	—
Distributions from unconsolidated joint venture	—	3,431	—
Investments in mortgage financing receivables	(57,346)	—	—
Initial renovations to single-family properties	(185,449)	(382,070)	(2,571)
Other capital expenditures for single-family properties	(14,311)	—	—

Net cash used for investing activities	(1,900,752)	(2,369,371)	(97,470)

Financing activities
Implied contribution by Sponsor for historical operations	—	517	5,888
Net proceeds from issuance of Class A common shares	308,435	1,548,280	494,839
Net proceeds from issuance of Class A units in Operating Partnership	—	—	490
Net proceeds from issuance of Preferred shares	189,433	212,596	—
Proceeds from exercise of stock options	431	—	—
Proceeds from asset-backed securitizations	1,497,039	—	—
Payments on asset-backed securitizations	(3,315)	—	—
Proceeds from credit facility	1,828,000	1,425,000	—
Payments on credit facility	(1,996,000)	(1,050,000)	—
Proceeds from bridge loan	—	115,000	—
Payments on bridge loan	—	(115,000)	—
Extinguishment of RJ1 note payable	—	(7,600)	—
Contributions to noncontrolling interests	—	500	—
Distributions to noncontrolling interests	(23,881)	(11,829)	—
Distributions to common shareholders	(39,698)	—	—
Distributions to preferred shareholders	(18,928)	(1,160)	—
Deferred financing costs paid	(41,503)	(11,314)	—

Net cash provided by financing activities	1,700,013	2,104,990	501,217

Net (decrease) increase in cash and cash equivalents	(40,202)	(248,209)	397,198
Cash and cash equivalents, beginning of period	148,989	397,198	—

Cash and cash equivalents, end of period	$108,787	$148,989	$397,198

American Homes 4 Rent

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Supplemental cash flow information
Cash payments for interest	$(24,616)	$(5,473)	$—
Supplemental schedule of noncash investing and financing activities
Receivables related to property acquisitions	$—	$1,166	$3,312
Accounts payable and accrued expenses related to property acquisitions	$7,173	$24,589	$2,306
Accounts payable and accrued expenses related to deferred financing costs	$—	$833	$—
Amounts payable to affiliates related to property acquisitions	$5,720	$(244)	$4,180
Accrued distribution to Series C convertible units	$4,698	$5,387	$—
Accrued distribution to common shareholders	$—	$9,274	$—
Contribution of properties (see Note 10)
Single-family properties, including related assets and liabilities	$—	$32,229	$408,639
Additional paid-in capital	$—	$(384,255)	$(361,483)
Due from affiliates	$—	$(2,508)	$—
Issuance of Series C convertible units to noncontrolling interest	$—	$391,701	$—
Issuance of Class A common shares	$—	$—	$47,156
Issuance of Class B common shares	$—	$7,993	$—
Issuance of Class A units	$11,179	$—	$—
Acquisitions for equity (see Note 11)
Single-family properties	$144,834	$966,571	$—
Cash and cash equivalents	$2,202	$33,099	$—
Other net assets and liabilities	$(4,886)	$(36,760)	$—
Deferred costs and other intangibles	$2,655	$133,195	$—
Class A common shares	$(82)	$(436)	$—
Additional paid-in capital	$(144,723)	$(703,856)	$—
Issuance of Class A units to noncontrolling interest	$—	$(221,934)	$—
Issuance of Series D units to noncontrolling interest	$—	$(65,188)	$—
Contingently convertible Series E units liability	$—	$(64,881)	$—
Noncontrolling interest in consolidated subsidiaries	$—	$(39,321)	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent

Notes to Consolidated Financial Statements

Note 1. Organization and operations

        American Homes 4 Rent is a Maryland REIT formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of December 31, 2014, the Company held 34,599 single-family properties in 22 states, including properties held for sale, compared to 23,268 single-family properties in 22 states, including properties held for sale, as of December 31, 2013.

        In 2012, the Company raised approximately $530.4 million before offering costs of $40.9 million, including $5.3 million related to the value of the option issued to AH LLC, in an offering exempt from registration under the Securities Act of 1933 (the "2012 Offering"). In 2013, the Company raised $747.5 million before offering costs of $44.0 million in an offering exempt from registration under the Securities Act of 1933 (the "2013 Offering"). Also in 2013, the Company raised $811.8 million before offering costs of $42.0 million in our initial public offering (the "IPO"). Concurrently with the IPO, the Company raised an additional $75.0 million in private placements, which were made concurrently with the IPO offering price and without payment of any underwriting discount, to AH LLC and the Alaska Permanent Fund Corporation ("APFC") (collectively, the "2013 Concurrent Private Placements"). In 2013 and 2014, the Company raised $126.5 million before offering costs of $7.3 million through the issuance of 5,060,000 5.0% Series A Participating Preferred Shares ("Series A Preferred Shares"), raised $110.0 million before offering costs of $6.6 million through the issuance of 4,400,000 5.0% Series B Participating Preferred Shares ("Series B Preferred Shares") and raised $190.0 million before offering costs of $9.7 million through the issuance of 7,600,000 5.5% Series C Participating Preferred Shares ("Series C Preferred Shares") (collectively, the "Preferred Shares").

        From our formation through June 10, 2013, we were externally managed and advised by the Advisor and the leasing, managing and advertising of our properties was overseen and directed by the Property Manager, both of which were subsidiaries of AH LLC. On June 10, 2013, we acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D units and 4,375,000 Series E units in the Operating Partnership. Under the terms of the contribution agreement, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to us (see Note 11).

        Prior to the Management Internalization, AH LLC exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, the contribution of certain properties by AH LLC to the Company prior to the Management Internalization have been deemed to be transactions between entities under common control, and as such, the accounts relating to the properties contributed have been recorded by us as if they had been acquired by us on the dates such properties were acquired by AH LLC (see Note 10). Accordingly, the consolidated financial statements include AH LLC's historical results of operations and carrying values of the properties that had been acquired by AH LLC. AH LLC commenced acquiring these properties on June 23, 2011, and accordingly, the statements of operations reflect activity prior to the Company's date of formation. Therefore, the consolidated financial statements are not indicative of the Company's past or future results and do not reflect its financial position, results of operations, changes in equity, and cash flows had they been presented as if the Company had been operated independently during the periods presented.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates variable interest entities ("VIEs") in accordance with ASC 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements have been made.

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

        However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our taxable REIT subsidiary will be subject to federal, state and local taxes on its income at regular corporate

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies (Continued)

rates. The tax years from 2012 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.

        ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the "more likely than not" threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2014, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Investments in Real Estate

        Transactions in which single-family properties that are not subject to an existing lease are purchased are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company engages a third party valuation specialist to assist management in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

        The value of acquired lease related intangibles is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are generally short-term in nature (less than one year).

        The nature of our business requires that in certain circumstances we acquire single-family properties subject to existing liens. Liens that we expect to be extinguished in cash are estimated and accrued for on the date of acquisition and recorded as a cost of the property.

        We incur costs to prepare our acquired properties for rental. These costs, along with related holding costs, are capitalized to the cost of the property during the period the property is undergoing activities to prepare it for its intended use. We capitalize interest costs as a cost of the property only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest costs have been incurred. Upon

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies (Continued)

completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred.

Single-family Properties Held for Sale and Discontinued Operations

        Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties held for sale within the consolidated balance sheets.

        The results of operations of leased and operating single-family properties that have either been sold or classified as held for sale, if material, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition. Gains on dispositions of single-family properties that have been in operation are included in "Income from discontinued operations," whereas gains on dispositions of single-family properties with no historical or immaterial operating results are included in other revenues within the consolidated statements of operations.

        As of December 31, 2014 and 2013, the Company had 26 and 44 single-family properties, respectively, classified as held for sale. These properties did not have material historical operating results under the Company's ownership.

Impairment of Long-lived Assets

        We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No material impairments have been recorded for the years ended December 31, 2014, 2013 and 2012.

Leasing Costs

        Direct and incremental costs incurred to lease properties are capitalized and amortized over the term of the leases, which generally have a term of one year. Prior to the Management Internalization, we paid the Property Manager a leasing fee equal to one-half of one month's rent for each lease.

Depreciation and Amortization

        Depreciation is computed on a straight-line basis over the estimated useful lives of buildings and improvements. Buildings are depreciated over 30 years and improvements are depreciated over their estimated economic useful lives, generally 5 to 15 years. We consider the value of in-place leases in the allocation of the purchase price, and amortize such amounts on a straight-line basis over the remaining

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies (Continued)

terms of the leases. The unamortized portion of the value of in-place leases is included in deferred costs and other intangibles, net within the consolidated balance sheets.

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

        The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairments have been recorded as of December 31, 2014 and 2013.

Goodwill

        Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired as part of the Management Internalization (see Note 11). Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Impairment charges, if any, are recognized in operating results. No goodwill impairments have been recorded during the years ended December 31, 2014, 2013 and 2012.

Deferred Financing Costs

        Financing costs related to the origination of the Company's credit facility and asset-backed securitizations are deferred and amortized as interest expense on an effective interest method over the contractual term of the applicable financing, and have been included in deferred costs and other intangibles, net within the consolidated balance sheets.

Cash and Cash Equivalents

        We consider all demand deposits, cashier's checks, money market accounts and certificates of deposit with a maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents and escrow deposits at financial institutions. The combined account balances typically exceed the Federal Deposit Insurance Corporation insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. We believe that the risk is not significant.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies (Continued)

Restricted Cash

        Restricted cash primarily consists of funds held related to resident security deposits and cash reserves in accordance with certain loan agreements.

Escrow Deposits

        Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties. In addition, escrow deposits include amounts paid for single-family properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Nonperforming Loans

        The Company has purchased nonperforming loans for the primary purpose of converting the underlying real estate into single-family rental properties through foreclosure or other form of resolution. Prior to foreclosure or resolution, nonperforming loans are carried at cost and placed on nonaccrual status as it is probable that the principal or interest is not fully collectible. Upon converting a nonperforming loan into a home through foreclosure or other form of resolution, it continues to be carried at cost and is moved into single-family properties in the consolidated balance sheets. As of December 31, 2014, the Company had a total investment of $50.4 million in 352 nonperforming loans, which is included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, overall delinquencies and available security deposits. The Company's allowance for doubtful accounts was $0.5 million and $1.2 million as of December 31, 2014 and 2013, respectively, and included in rent and other receivables, net within the consolidated balance sheets.

Rescinded Properties

        In certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission. When we are notified of a rescission, the amount of the purchase price is reclassified as a receivable. As of December 31, 2014 and 2013, rescission receivables totaled $1.1 million and $1.3 million, respectively, and have been included in rent and other receivables, net within the consolidated balance sheets.

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

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies (Continued)

        We accrue for property taxes and HOA assessments based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. The actual assessment may differ from the estimates, resulting in a change in estimate in a subsequent period.

Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consists primarily of trade payables, resident security deposits, construction liabilities, HOA fees and property tax accruals as of the end of the respective period presented. It also consists of contingent loss accruals, if any. Such losses are accrued when they are both probable and estimable. When it is reasonably possible that a significant contingent loss has occurred, we disclose the nature of the potential loss and, if estimable, a range of exposure.

Share-based Compensation

        Our 2012 Equity Incentive Plan is accounted for under the provisions of ASC 718, Compensation—Stock Compensation. Noncash share-based compensation expense related to options to purchase our Class A common shares and restricted stock units issued to members of our board of trustees and employees is based on the fair value of the options and restricted stock units on the grant date and amortized over the service period.

Fair Value of Financial Instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. Fair value is a market-based measurement, and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The GAAP valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

        The carrying amount of rent and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company's interest rate cap agreement, contingently convertible series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements (see Note 15).

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies (Continued)

Derivatives

        We currently use, and in the future may use, interest rate cap agreements for interest rate risk management purposes and in conjunction with certain LIBOR-based variable rate debt to satisfy lender requirements. We assess these derivatives at inception and on an ongoing basis for the effectiveness of qualifying cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings as interest expense. The ineffective portion of the change in fair value of our interest rate cap agreements is required to be recognized directly in earnings.

Allocated General and Administrative Expense

        Allocated general and administrative expense represents general and administrative expenses incurred by AH LLC that are either clearly applicable to or have been reasonably allocated to the operations of the properties contributed by AH LLC in connection with the 2012 Offering and the 2,770 Property Contribution. In making these allocations, we have considered the guidance of SEC Staff Accounting Bulletin Topic 1B. We have allocated expenses for each operating division of AH LLC based on an allocation methodology we believe is reasonable for such operating division. Allocations have been based on the estimated portion of AH LLC's overall activity associated with the properties contributed by AH LLC in connection with the 2012 Offering and the 2,770 Property Contribution. In general, the operating metric utilized in making these allocations was the number of single-family properties. Allocated general and administrative expenses were $1.0 million and $6.9 million for the years ended December 31, 2013 and 2012, respectively, and includes salaries, rent, consulting services, travel expenses, temporary services, and accounting and legal services. Management believes that the allocation methodology used to allocate general and administrative expense for the years ended December 31, 2013, and 2012, results in a reasonable estimate for allocated general and administrative expense.

Segment Reporting

        Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. The Company's properties are geographically dispersed and management evaluates operating performance at the market level. The Company did not have any geographic market concentrations representing over 10% of total net book value of single-family properties as of December 31, 2014.

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

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant accounting policies (Continued)

assets, liabilities, income and expenses of discontinued operations. The guidance will be effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014, and is not expected to have a material impact on the Company's financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts." The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on the Company's financial statements.

Note 3. Single-family properties

        Single-family properties, net, consists of the following as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
	Number of properties	Net book value
Leased single-family properties	28,250	$4,631,797
Single-family properties being renovated	2,886	476,120
Single-family properties being prepared for re-lease	630	104,974
Vacant single-family properties available for lease	2,807	493,962
Single-family properties held for sale	26	3,818

Total	34,599	$5,710,671

	December 31, 2013
	Number of properties	Net book value
Leased single-family properties	17,328	$2,914,947
Single-family properties being renovated	2,463	348,571
Single-family properties being prepared for re-lease	281	45,404
Vacant single-family properties available for lease	3,152	545,931
Single-family properties held for sale	44	6,569

Total	23,268	$3,861,422

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 3. Single-family properties (Continued)

        Single-family properties, net at December 31, 2014 and 2013, included $114.6 million and $120.6 million, respectively, related to properties for which the recorded grant deed has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded.

        Depreciation expense related to single-family properties was $150.5 million, $60.3 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in single-family properties, net at December 31, 2014 and 2013, are certain single-family properties contributed by AH LLC (see Note 10).

Note 4. Rent and Other Receivables

        Included in rent and other receivables, net is an allowance for doubtful accounts of $0.5 million and $1.2 million, as of December 31, 2014 and 2013, respectively. Also included in rent and other receivables, net, are receivables related to payments made on single-family properties for which sales have been rescinded or unwound due to legal issues beyond our control, totaling $1.1 million and $1.3 million as of December 31, 2014 and 2013, respectively, and other non-tenant receivables totaling $2.4 million and $0.2 million as of December 31, 2014 and 2013, respectively.

        We generally rent our single-family properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties as of December 31, 2014 were as follows (in thousands):

Year	December 31, 2014
2015	$248,450
2016	3,454
2017	53

Total	$251,957

Note 5. Deferred costs and other intangibles

        Deferred costs and other intangibles, net, consists of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Deferred leasing costs	$18,307	$12,526
Deferred financing costs	53,013	12,147
Intangible assets:
Value of in-place leases	10,468	6,085
Trademark	3,100	3,100
Database	2,100	2,100

	86,988	35,958
Less: accumulated amortization	(32,406)	(15,385)

Total	$54,582	$20,573

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 5. Deferred costs and other intangibles (Continued)

        Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $15.1 million, $10.7 million and zero for the years ended December 31, 2014, 2013 and 2012, respectively, which has been included in depreciation and amortization expense within the consolidated statements of operations. Amortization of deferred financing costs was $4.6 million, $3.7 million and zero for the years ended December 31, 2014, 2013 and 2012, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

        The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2014, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
2015	$3,417	$7,859	$2,760	$660	$300
2016	—	7,881	3	660	300
2017	—	6,524	—	660	300
2018	—	6,054	—	91	300
2019	—	3,901	—	—	432
Thereafter	—	12,480	—	—	—

Total	$3,417	$44,699	$2,763	$2,071	$1,632

Note 6. Debt

        The following table presents the Company's debt as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
2014-SFR1 securitization	$478,565	$—
2014-SFR2 securitization	512,435	—
2014-SFR3 securitization	528,390	—

Total asset-backed securitizations	1,519,390	—
Note payable	51,644	—
Credit facility	207,000	375,000

Total debt	$1,778,034	$375,000

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

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

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

        The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including establishing and maintaining a cash management account controlled by the lender to collect all rents and cash generated by the Borrower's properties. In the absence of an event of default, the Borrower will receive any excess cash after payment of monthly interest, principal and property related expenses. Upon the occurrence of an event of default under the loan or if the Borrower does not maintain a debt yield (net cash flow divided by the outstanding principal balance of the loan) on the portfolio of at least 6.68%, the lender may transfer the excess cash to an account which lender may apply any funds as the lender elects, including to prepay principal and pay any amounts due under the loan. The lender may also foreclose on its security interests, in limited circumstances may enforce the Company's guaranty and may appoint a new property manager. As of December 31, 2014, the Company was in compliance with all covenants under the loan agreement.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

        The Company has accounted for the transfer of the Note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the Note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 3,852 homes placed as collateral for the Note and has recorded a $478.6 million asset-backed securitization liability, representing the principal balance outstanding on the Note as of December 31, 2014, in the consolidated balance sheets. The 3,852 collateral homes had a net book value of $627.0 million as of December 31, 2014.

        The interest rate cap agreement entered into as part of the securitization transaction has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an ongoing basis. During the year ended December 31, 2014, the Company's interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period in which the hedged transaction affects earnings. Over the next 12 months, the Company estimates that $0.1 million will be reclassified as an increase to interest expense. The fair value of the interest rate cap agreement is estimated to be $0.01 million as of December 31, 2014, (see Note 15) and has been included in escrow deposits, prepaid expenses and other assets in the consolidated balance sheets.

        As the 2014-SFR1 securitization bears variable interest at LIBOR plus 1.54% and was recently entered into on May 21, 2014, management believes that the carrying value of the 2014-SFR1 securitization as of December 31, 2014, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

  September 2014 Securitization

        In September 2014, we completed our second securitization transaction (the "2014-SFR2 securitization"), which was structured substantially similar to the 2014-SFR1 securitization. The principal differences from the 2014-SFR1 securitization are: (1) the loan is a fixed rate loan for $513.3 million with a ten year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%, (2) no interest rate cap agreement was part of the transaction, (3) the loan is secured by first priority mortgages on a portfolio of 4,487 single-family residential properties owned by the borrower, a subsidiary of the Company and (4) in lieu of a debt yield requirement, the loan agreement provides that if the borrower does not maintain a debt service coverage ratio of at least 1.20 to 1.00, the lender may transfer cash to an account from which the lender may apply funds as it elects, including prepayment of the loan and principal. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow (as defined in the loan agreement) divided by the aggregate debt service for the twelve month period following the date of determination. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. Gross proceeds to the Company from the 2014-SFR2 securitization, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

        The Company has accounted for the transfer of the 2014-SFR2 securitization promissory note to the trust as a sale under ASC 860 with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the Company with any ability to direct activities that could impact the trust's economic performance. Accordingly, the Company does not consolidate the trust and continues to consolidate, at historical cost basis, the 4,487 homes placed as collateral for the note and has recorded a $512.4 million asset-backed securitization liability, representing the principal balance outstanding on the note as of December 31, 2014, in the consolidated balance sheets. Separately, the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the consolidated balance sheets. The 4,487 collateral homes had a net book value of $692.6 million as of December 31, 2014.

        As of December 31, 2014, the Company was in compliance with all covenants under the loan agreement. Additionally, as the 2014-SFR2 securitization was recently entered into on September 19, 2014, management believes that the carrying value of the 2014-SFR2 securitization reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

  November 2014 Securitization

        In November 2014, we completed our third securitization transaction (the "2014-SFR3 securitization"), which was structured substantially similar to the 2014-SFR2 securitization. The principal differences from the 2014-SFR2 securitization are: (1) the loan is a fixed rate loan for $528.4 million with a ten year term, maturity date of December 9, 2024, and a duration-adjusted weighted-average interest rate of 4.40%, (2) the loan is secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the Company did not acquire any of the certificates associated with this transaction. Gross proceeds to the Company from the 2014-SFR3 securitization were $528.4 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,503 homes placed as collateral for the Note and has recorded a $528.4 million asset-backed securitization liability, representing the principal balance outstanding on the Note as of December 31, 2014, in the consolidated balance sheets. The 4,503 collateral homes had a net book value of $752.8 million as of December 31, 2014.

        As of December 31, 2014, the Company was in compliance with all covenants under the loan agreement. Additionally, as the 2014-SFR3 securitization was recently entered into on November 25, 2014, management believes that the carrying value of the 2014-SFR3 securitization reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

Note Payable

        As part of the Ellington Portfolio Acquisition on December 31, 2014, the Company assumed a $51.6 million note payable. The debt consists of a 5-year note payable, which is secured by a first priority mortgage on 583 of the homes acquired as part of the Ellington Portfolio Acquisition, bears interest at 4.06%, matures on July 1, 2019, and contains certain required covenants, including a minimum debt service coverage ratio of 1.56 to 1.00.

Credit facility

        On March 7, 2013, we entered into a $500 million senior secured revolving credit facility with a financial institution. On September 30, 2013, we amended our credit facility to, among other things, expand our borrowing capacity to $800 million and extend the repayment period to September 30, 2018. The amount that may be borrowed under the credit facility will generally be based on 50% of the lower of cost or the fair value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the "Borrowing Base." Borrowings under the credit facility are available through March 7, 2015, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The Company currently anticipates extending the credit facility period for an additional year, on or before March 7, 2015.

        The credit facility is secured by our Operating Partnership's membership interests in entities that own certain of our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15.0 million, of which at least $7.5 million must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth of not less than the sum of 85% of our tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after December 31, 2014. As of December 31, 2014, the Company was in compliance with all loan covenants and had $207.0 million in total outstanding borrowings under the credit facility. Management believes that the carrying value of the credit facility as of December 31, 2014, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 6. Debt (Continued)

Interest Expense

        The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Gross interest cost	$33,077	$10,016	$—
Capitalized interest	(13,196)	(9,646)	—

Interest expense	$19,881	$370	$—

Note 7. Accounts payable and accrued expenses

        The following table summarizes accounts payable and accrued expenses as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Accounts payable	$4,925	$901
Accrued property taxes	49,018	28,240
Other accrued liabilities	28,972	21,538
Accrued distribution payable	—	9,274
Accrued construction and maintenance liabilities	23,914	16,917
Resident security deposits	42,877	26,527

Total	$149,706	$103,397

Note 8. Shareholders' equity

Class A common shares

        In connection with the Management Internalization in 2013 (see Note 11), we entered into a registration rights agreement with AH LLC providing for registration rights exercisable after December 10, 2015. After June 10, 2015, if we are eligible to file a shelf registration statement, AH LLC will have the right to request that we file and maintain a shelf registration statement to register for resale the Class A common shares and securities convertible into Class A common shares that are held by AH LLC. AH LLC also has a right to "piggy-back" registration rights to include the Class A common shares and securities convertible into Class A common shares that AH LLC owns in other registration statements that we may initiate.

        In connection with the Alaska Joint Venture Acquisition in 2013 (see Note 11), we entered into a registration rights agreement with APFC. Pursuant to the terms of such agreement, we filed and will maintain a shelf registration statement with the SEC that registers for resale the Class A common shares acquired by APFC in connection with the Alaska Joint Venture Acquisition. APFC also has a right to "piggy-back" registration in the event we conduct future offerings of Class A common shares for our own behalf.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

        In November and December 2012, and March 2013, the Company sold 35,360,898 and 46,718,750 Class A common shares in connection with the 2012 Offering and 2013 Offering, respectively. In August 2013, the Company sold an additional 55,422,794 Class A common shares in connection with the IPO and the 2013 Concurrent Private Placements.

        In July 2014, the Company issued 8,158,001 Class A common shares, $0.01 par value per share, in connection with the acquisition of Beazer Rental Homes (see Note 11).

        In August 2014, the Company issued 17,782,861 Class A common shares, $0.01 par value per share, in an underwritten public offering and concurrent private placement, which raised gross proceeds of $313.3 million before offering costs of $4.9 million.

        Our board of trustees declared distributions that totaled $0.20 per share and $0.05 per share on our Class A common shares during the years ended December 31, 2014 and 2013, respectively.

Class B common shares

        AH LLC received a total of 635,075 shares of Class B common shares in our Company in connection with its investment in the 2012 Offering and the 2,770 Property Contribution (see Note 10). Each Class B common share generally entitles the holder to 50 votes on all matters that the holders of Class A common shares are entitled to vote. The issuance of Class B common shares to AH LLC allows AH LLC a voting right associated with its investment in the Company no greater than if it had solely received Class A common shares. Additionally, when the voting interest from Class A common shares and Class B common shares are added together, a shareholder is limited to a 30% total voting interest. Each Class B common share has the same economic interest as a Class A common share. Our board of trustees declared distributions that totaled $0.20 per share and $0.05 per share on our Class B common shares during the years ended December 31, 2014 and 2013, respectively.

Participating preferred shares

        Participating preferred shares represent non-voting preferred equity interests in our Company and entitle holders to a cumulative annual cash dividend equal to 5.0% of an initial liquidation preference of $25 per share. Any time between September 30, 2017 and September 30, 2020 (the "initial redemption period"), the Company has the option to redeem the preferred shares for cash or Class A common shares, at a redemption price equal to the initial liquidation preference, adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets (the "HPA adjustment"). During the initial redemption period, the amount payable upon redemption will be subject to a cap, such that the total internal rate of return, when considering the initial liquidation preference, the HPA adjustment and dividends up to, but excluding, the date of redemption, will not exceed 9.0%. If not redeemed by the end of the initial redemption period, the initial liquidation preference of $25 per share will be adjusted by the HPA adjustment as of September 30, 2020, (the "adjusted liquidation preference") and the cumulative annual cash dividend rate will be prospectively increased to 10% of the adjusted liquidation preference. Any time after September 30, 2020, the Company has the option to redeem the preferred shares for cash or Class A common shares, at a redemption price equal to the adjusted liquidation preference. Because the HPA adjustment meets the definition of a derivative under ASC 815, Derivatives and Hedging, and is not clearly and closely related to the economic characteristics and risks of the underlying preferred shares, the fair value of the HPA adjustment has been reflected as a liability in the consolidated balance sheets and is adjusted to fair value each period and included in remeasurement of preferred shares in the consolidated statements of operations (see Note 15).

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

        In October 2013, the Company issued 5,060,000 5.0% Series A participating preferred shares in an underwritten public offering, which raised gross proceeds of $126.5 million before offering costs of $7.3 million.

        In December 2013 and January 2014, the Company issued 4,400,000 5.0% Series B preferred shares in an underwritten public offering which raised gross proceeds of $110.0 million before offering costs of $6.6 million.

        In May 2014, the Company issued 7,600,000 5.5% Series C participating preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $190.0 million before offering costs of $9.7 million.

        As of December 31, 2014, the initial liquidation preference, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company's outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $441.7 million.

        Our board of trustees declared distributions that totaled $1.25 per share, $1.2875 per share and $0.912847 per share on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively, during the year ended December 31, 2014. Distributions declared on our 5.0% Series A participating preferred shares totaled $0.229167 per share for the year ended December 31, 2013.

Class A units

        Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for the Company's Class A common shares on a one-for-one basis. The Company owned 93.6% and 93.1% of the total 225,914,576 and 199,291,586 Class A units outstanding as of December 31, 2014 and 2013, respectively.

Series C convertible units

        Series C convertible units represent voting equity interests in the Operating Partnership. Holders of the Series C convertible units are entitled to distributions equal to the actual net cash flow from a portfolio of 2,770 single-family properties contributed to the Company by AH LLC on February 28, 2013 (see Note 9), up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50, but will not be entitled to any distributions of income generated by any other properties or operations of our company or any liquidating distributions. Since the date of issuance of the Series C units, net cash flow from the properties contributed to the Company exceeded 3.9% per annum, providing the payment of the maximum amount of the preferred distribution. Holders of the Series C units have a one-time right to convert all such units into Class A units on a unit for unit basis. If on the date of conversion, the contributed properties had not been initially leased for at least 98% of the scheduled rents (determined on an aggregate basis), then the Series C units with respect to the single-family properties leased for at least 98% of the scheduled rents (determined on an aggregate basis) will convert into Class A units, and the Series C units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing the original aggregate cost of the

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

properties (including the acquisition fees) by $15.50, with proportionate reduction in Class B common shares. If the Series C units have not been converted by the earlier of the third anniversary of the original issue date or the date of commencement of a dissolution or liquidation, then the Series C units will automatically convert into Class A units at the specified conversion ratio defined above. As of December 31, 2014, AH LLC owned all of the 31,085,974 outstanding Series C convertible units. Our board of trustees declared distributions that totaled $0.60452 per share and $0.15113 per share on our Series C convertible units during the years ended December 31, 2014 and 2013, respectively.

Series D convertible units

        Series D convertible units represent non-voting equity interests in the Operating Partnership. Holders of the Series D convertible units do not participate in any distributions for 30 months from the date of issuance and do not participate in any liquidating distributions at any point in time. The Series D units are automatically convertible into Class A units on a one-for-one basis only after the later of (1) 30 months after the date of issuance and (2) the earlier of (i) the date on which adjusted funds from operations per Class A common share aggregates $0.80 or more over four consecutive quarters following the closing of the Management Internalization or (ii) the date on which the daily closing price of our Class A common shares on the NYSE averages $18.00 or more for two consecutive quarters following the closing of the Management Internalization. After 30 months, the Series D units will participate in distributions (other than liquidating distributions) at a rate of 70% of the per unit distributions on the Class A units. As of December 31, 2014 and 2013, AH LLC owned all of the 4,375,000 outstanding Series D units (see Note 11).

Series E convertible units

        Series E convertible units represent non-voting equity interests in the Operating Partnership. Series E convertible units do not participate in any distributions and automatically convert into Series D units, or if the Series D units have previously converted into Class A units, into Class A units, on February 29, 2016, subject to an earn-out provision based on the level of pro forma annualized EBITDA contribution, as defined, of the Advisor and the Property Manager. Based on the terms of the earn-out provision, if pro forma annualized EBITDA contribution, as defined, equals or exceeds $28 million during the six-month period ending December 31, 2015 (the "measurement period"), the Series E units will convert into Series D units (or if the Series D units have previously converted into Class A units, into Class A units) on a one-for-one basis at February 29, 2016. If, during the measurement period, the pro forma annualized EBITDA contribution, as defined, is less than $28 million, the Series E units will convert into a number of Series D units (or if the Series D units have previously converted into Class A units, into Class A units) determined by (1) dividing (A) Pro Forma Annualized EBITDA Contribution during the Measurement Period less $14 million by (B) $14 million and (2) multiplying that result by 4,375,000. Series E units which are not converted at the end of the measurement period, if any, will be cancelled.

        Because the Series E units may potentially be settled by issuing a variable number of Series D units or Class A units, the Series E units have been recorded at fair value and reflected as a liability in accordance with ASC 480, Distinguishing Liabilities and Equity, in the consolidated balance sheets and are adjusted to fair value each period (see Note 15). As of December 31, 2014 and 2013, AH LLC owned all of the 4,375,000 outstanding Series E units (see Note 11).

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

3.5% convertible perpetual preferred units

        In connection with the Company's acquisition of a Class B ownership interest in RJ American Homes 4 Rent Investments, LLC ("RJ LLC") on December 31, 2012 (see Note 11), the Company issued 653,492 3.5% convertible perpetual preferred units ("Preferred Units") to AH LLC. The Preferred Units represented non-voting equity interest in the Operating Partnership and entitled the holder to a preferred annual distribution equal to $0.525 per unit, when authorized and declared by the general partner of the Operating Partnership (i.e., the Company). Distributions accrued on a cumulative basis from the date of issuance and were payable quarterly.

        In connection with AH LLC's contribution of its remaining ownership interest in RJ LLC to the Company on June 14, 2013, all of the outstanding 653,492 Preferred Units held by AH LLC were converted into Class A units (see Note 11).

Noncontrolling interest

        Noncontrolling interest as reflected in the Company's consolidated balance sheets primarily consists of the interest held by AH LLC in units in the Company's Operating Partnership. As of December 31, 2014 and 2013, AH LLC owned 14,440,670 and 13,787,292, or approximately 6.4% and 6.9%, respectively, of the total 225,914,576 and 199,291,586 Class A units in the Operating Partnership, respectively. Additionally, AH LLC owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of December 31, 2014 and 2013. Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

        Noncontrolling interest as reflected in the Company's consolidated statements of operations for the years ended December 31, 2014 and 2013, primarily consisted of $18.6 million and $14.9 million, respectively, of preferred income allocated to Series C convertible units, zero and $0.2 million, respectively, of preferred income allocated to Preferred Units (prior to the date of conversion), $3.4 million and $1.8 million, respectively, of net loss allocated to Class A units, and $0.3 million and $0.1 million, respectively, of net loss allocated to noncontrolling interests in certain of the Company's consolidated subsidiaries. There was no noncontrolling interest for the year ended December 31, 2012.

Subscription agreement

        In 2012, we entered into a subscription agreement with AH LLC under which AH LLC had the option to purchase 3,333,334 Class A common shares through November 21, 2015, for an aggregate purchase price of $50,000,000 ($15.00 per share), the price per share of our Class A common shares in the 2012 Offering.

        In 2013, the Company entered into an agreement with AH LLC to fully settle the subscription agreement based on a price of $17.25 per share, a price determined based on the most recent trade in the Company's shares at the time of settlement. Such settlement resulted in the issuance of 434,783 Class A common shares to AH LLC.

2012 Equity Incentive Plan

        In 2012, we adopted the 2012 Equity Incentive Plan (the "Plan") to provide persons with an incentive to contribute to the success of the Company and to operate and manage our business in a

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

manner that will provide for the Company's long-term growth and profitability. The Plan provides for the issuance of up to 1,500,000 Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, restricted stock, unrestricted shares, dividend equivalent rights and performance-based awards. The Plan terminates in November 2022, unless it is earlier terminated by the board of trustees. In April 2013, our shareholders approved an amendment to the Plan allowing for an increase in the maximum number of Class A common shares available for issuance from 1,500,000 to 6,000,000.

        In 2014, the Company granted stock options for 1,270,000 Class A common shares and 92,000 restricted stock units to certain employees of the Company. In 2013, the Company granted stock options for 550,000 Class A common shares to certain employees of the Company. In 2012, the Company granted stock options for 50,000 Class A common shares to members of our board of trustees of the Company. Also in 2012, the Company granted stock options for 650,000 Class A common shares to certain employees of AH LLC and its subsidiaries. Because these options were granted to nonemployees of the Company, noncash share-based compensation expense was initially recorded based on the estimated fair value of the options at grant date and was re-measured at the end of each period. As a result of the Management Internalization on June 10, 2013, certain former employees of AH LLC became employees of the Company and, accordingly, stock options for 485,000 Class A common shares were reclassified as grants to employees and re-measured as of the date of the Management Internalization.

        All of the options and restricted stock units granted during the years ended December 31, 2014, 2013 and 2012, vest over four years and expire 10 years from the date of grant. Noncash share-based compensation expense related to these options is based on the estimated fair value on the date of grant and is recognized in expense over the service period. Such expense is adjusted to consider estimated forfeitures. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

        The following table summarizes stock option activity under the Plan for the years ended December 31, 2014, 2013 and 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at December 31, 2011	—	$—	—	$—
Granted	700,000	15.00
Exercised	—	—
Forfeited	—	—

Options outstanding at December 31, 2012	700,000	$15.00	9.9	$—	(2)

Granted	550,000	16.03
Exercised	—	—
Forfeited	(60,000)	15.00

Options outstanding at December 31, 2013	1,190,000	$15.48	9.3	$862

Granted	1,270,000	16.74
Exercised	(28,750)	15.00		74
Forfeited	(266,250)	15.88

Options outstanding at December 31, 2014	2,165,000	$16.17	8.8	$1,890

Options exercisable at December 31, 2014	375,000	$15.31	8.2	$645

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of 2014 of $17.03 for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.
(2)
Prior to August 1, 2013, there was no public trading market for our Class A common shares.

        The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Weighted-average fair value	$5.06	$4.75	$4.52
Expected term (years)	7.0	7.0	7.0
Dividend yield	3.0%	3.0%	3.0%
Volatility	38.5%	38.0%	38.0%
Risk-free interest rate	2.2%	2.0%	2.5%

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 8. Shareholders' equity (Continued)

        The following table summarizes the activity that relates to the Company's restricted stock units under the Plan for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Restricted stock units at beginning of period	—	—	—
Units awarded	92,000	—	—
Units released	—	—	—
Units forfeited	(7,000)	—	—

Restricted stock units at end of the period	85,000	—	—

        Total non-cash share-based compensation expense related to stock options and restricted stock units was $2.6 million, $0.8 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Also included in noncash share-based compensation expense for the year ended December 31, 2013, was $0.3 million associated with 19,500 Class A common shares issued to our trustees during 2013.

        As of December 31, 2014, there was a total unrecognized compensation cost of $7.1 million for unvested stock options and $1.1 million for unvested restricted stock and restricted stock units, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock and restricted stock units is expected to be recognized over a weighted-average period of 2.8 and 3.1 years, respectively.

Note 9. Related party transactions

        As of December 31, 2014 and 2013, AH LLC owned approximately 3.3% and 3.7% of our outstanding Class A common shares, respectively. On a fully-diluted basis, AH LLC held (including consideration of 635,075 Class B common shares as of December 31, 2014 and 2013, 14,440,670 and 13,787,292 Class A common units as of December 31, 2014 and 2013, respectively, 31,085,974 Series C convertible units as of December 31, 2014 and 2013, 4,375,000 Series D units as of December 31, 2014 and 2013, 4,375,000 Series E units as of December 31, 2014 and 2013) an approximate 21.8% and 24.6% interest at December 31, 2014 and 2013, respectively.

        As of December 31, 2014, the Company had a net receivable of $4.0 million due from AH LLC, which has been included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. This amount primarily consists of receivables due from AH LLC related to working capital settlement items.

        As of December 31, 2013, the Company had a net receivable of $4.5 million due from AH LLC, which has been included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. This amount consists of receivables due from AH LLC related to the estimated net monetary asset reconciliations associated with the Management Internalization and Alaska Joint Venture Acquisition (see Note 11) and other expense reimbursements, offset by amounts payable to AH LLC related to accrued and unpaid acquisition fees and declared and unpaid distributions on the Series C convertible units (see Note 8).

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 9. Related party transactions (Continued)

Advisory management agreement

        In November 2012, the Company entered into an advisory management agreement with the Advisor under which the Advisor was responsible for designing and implementing our business strategy and administering our business activities and day-to-day operations, subject to the oversight by our board of trustees. For performing these services, we paid the Advisor an advisory management fee equal to 1.75% per year of adjusted shareholders' equity, as defined, calculated and paid quarterly in arrears. Additionally, concurrently with the contribution of a portfolio of 2,770 single-family properties on February 28, 2013, the Advisor agreed to a permanent reduction in the advisory management fee equal to $9.8 million per year (see Note 10). Upon completion of the Management Internalization on June 10, 2013 (see Note 11), the Advisor became a wholly owned subsidiary of our Operating Partnership and accordingly, there will be no future advisory management fees in our consolidated statements of operations.

        For the year ended December 31, 2013, advisory management fees incurred to the Advisor prior to the Management Internalization were $6.4 million. As of December 31, 2012, accrued advisory management fees were $0.9 million, which have been included in amounts payable to affiliates in the consolidated balance sheets.

Property Management Agreement

        In November 2012, the Company entered into a property management agreement with the Property Manager under which the Property Manager generally oversaw and directed the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. We paid our Property Manager a property management fee equal to 6% of collected rents and a leasing fee equal to one-half month of each lease's annual rent. Upon completion of the Management Internalization on June 10, 2013 (see Note 11), the Property Manager became a wholly owned subsidiary of our Operating Partnership and accordingly, there will be no future property management fees incurred to the Property Manager in our consolidated statements of operations.

        For the years ended December 31, 2013 and 2012, property management fees incurred to the Property Manager prior to the Management Internalization were $1.3 million and $12,000, respectively, which have been included in property operating expenses in the consolidated statements of operations. For the years ended December 31, 2013 and 2012, leasing fees incurred to the Property Manager prior to the Management Internalization were $2.9 million and $0.1 million, respectively, which have been included in deferred costs and other intangibles, net in the consolidated balance sheets.

Agreement on Investment Opportunities

        In November 2012, the Company entered into an Agreement on Investment Opportunities with AH LLC under which we paid an acquisition and renovation fee equal to 5% of all costs and expenses we incur in connection with the initial acquisition, repair and renovation of single-family properties (net of any broker fees received by the Property Manager) for its services in identifying, evaluating, acquiring and overseeing the renovation of the properties we purchase. In connection with the Management Internalization on June 10, 2013, (see Note 11), we entered into an Amended and Restated Agreement on Investment Opportunities. Under the terms of the Amended and Restated Agreement on Investment Opportunities, on December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee, we hired

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 9. Related party transactions (Continued)

all of AH LLC's acquisition and renovation personnel necessary for our operations and AH LLC ceased paying the Company a monthly fee of $0.1 million for the maintenance and use of certain intellectual property transferred to us in the Management Internalization.

        During the years ended December 31, 2014, 2013 and 2012, we incurred $86.0 million, $113.7 million and $4.6 million in aggregate acquisition and renovation fees to AH LLC prior to the termination of the Amended and Restated Agreement on Investment Opportunities, $67.5 million, $108.9 million and $4.2 million of which has been capitalized related to asset acquisitions and included in the cost of the single-family properties, and $22.1 million, $4.8 million and $0.4 million has been expensed related to property acquisitions with in-place leases, respectively. As of December 31, 2013, accrued and unpaid acquisition and renovation fees were $2.6 million, which have been included net of certain amounts due from AH LLC, and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets.

Employee Administration Agreement

        In connection with the Management Internalization on June 10, 2013 (see Note 11), we entered into an employee administration agreement with Malibu Management, Inc. ("MMI"), an affiliate of AH LLC, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of AH LLC. Under the terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and were able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We were required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We did not pay any fee or any other form of compensation to MMI. The agreement with MMI terminated on December 31, 2014. Effective January 1, 2015, all employees previously employed by MMI and performing services on our behalf became our employees. Total compensation and benefit costs paid by MMI and passed through to us under the agreement during the years ended December 31, 2014 and 2013, were $41.9 million and $17.0 million, respectively.

Allocated general and administrative expenses

        Prior to February 28, 2013, the Company received an allocation of general and administrative expenses from AH LLC that were either clearly applicable to or were reasonably allocated to the operations of the properties prior to contribution by AH LLC in connection with the 2012 Offering and the 2,770 Property Contribution (see Note 10). Allocated general and administrative expenses prior to the date of the contribution were $1.0 million and $6.9 million for the years ended December 31, 2013 and 2012, respectively, and have been included in general and administrative expense in the consolidated statements of operations.

Note 10. Contributions by AH LLC

Contribution in connection with 2012 Offering

        In connection with the 2012 Offering, on December 31, 2012, AH LLC made an investment in our Company by contributing 367 single-family properties and $0.6 million in cash. The contributed single-family properties were valued at $49.4 million, which approximated AH LLC's purchase price plus renovation costs incurred through November 5, 2012, an acquisition fee of 5% (based on the purchase

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 10. Contributions by AH LLC (Continued)

price plus renovations costs through November 5, 2012) and all other out-of-pocket costs anticipated to have been incurred by AH LLC in connection with the contribution of the properties, including transfer costs, title insurance premiums and legal fees. In connection with this contribution, AH LLC received 3,300,000 Class A common shares, 667 Class B common shares and 32,667 Class A units (see Note 8). This transaction has been deemed to be between "entities under common control" under the provisions of ASC 805, Business Combinations, and as such, the accounts relating to the properties contributed have been reflected retroactively in the consolidated financial statements based on the results of operations and net book value recorded by AH LLC of $47.6 million as of the date of the contribution, without consideration of the acquisition fees. Costs to transfer title to the properties of $0.5 million to us were expensed. The contribution agreement was entered into and effective December 31, 2012, and provides that AH LLC has conveyed all legal and beneficial right, title and interest in the contributed properties on that date.

2,770 Property Contribution

        On February 28, 2013, we entered into an agreement with AH LLC providing for the contribution of 2,770 single-family properties for total consideration of $491.7 million (the "2,770 Property Contribution"). The consideration to AH LLC was 31,085,974 Series C convertible units in our Operating Partnership and 634,408 Class B common shares valued at $15.50 per unit/share, which approximated fair value as of the date of the transaction. Because the 2,770 Property Contribution has been deemed to be a transaction between entities under common control, the shares issued and the property received have been recorded by us at AH LLC's historical book value and reflected as if they had been acquired by us on the dates such properties were acquired by AH LLC. Upon consummation of the transaction on February 28, 2013, the total $386.5 million predecessor net book value of the property contribution was reclassified from additional paid-in capital to (i) noncontrolling interest in connection with the issuance of $378.8 million Series C convertible units in our Operating Partnership and (ii) Class B common shares in connection with the issuance of $7.7 million Class B common shares.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 10. Contributions by AH LLC (Continued)

        The following table summarizes the net assets and historical net loss of the 2,770 single-family properties based on the dates such properties were acquired by AH LLC through the date of the 2,770 Property Contribution (in thousands, except number of properties):

	Period from June 23, 2011, to December 31, 2012	Period from January 1, 2013, to February 28, 2013	Total as of February 28, 2013 (transaction date)
Number of properties	2,661	109	2,770
Single-family properties	$365,937	$20,563	$386,500
Other assets	7,203	(2,086)	5,117
Other liabilities	(8,183)	558	(7,625)

Net assets contributed	$364,957	$19,035	$383,992
Rents from single-family properties	$4,413	$3,720	$8,133
Property operating expenses	(3,326)	(1,920)	(5,246)
Depreciation	(2,021)	(1,324)	(3,345)
Allocated general and administrative expenses	(6,996)	(993)	(7,989)

Net loss	$(7,930)	$(517)	$(8,447)

Contributed net assets and net loss	$372,887	$19,552	$392,439

        The net assets of the properties and the related historical net loss has been reflected as a credit to additional paid-in capital during the period such properties were acquired by AH LLC.

        Upon consummation of the transaction on February 28, 2013, the total $386.5 million net asset value of the property contribution was reclassified from additional paid-in capital to (i) noncontrolling interest in connection with the issuance of $378.8 million Series C convertible units in our Operating Partnership and (ii) Class B common shares in connection with the issuance of $7.7 million Class B common shares (see Note 8). Additionally, the other net liabilities associated with the properties of $2.5 million as of February 28, 2013, have been reclassified from additional paid-in capital to due from affiliates, as these amounts were subsequently settled in cash by AH LLC.

        Pursuant to the agreement, AH LLC was responsible for all costs of transfer of the properties and for paying costs associated with the completion of initial renovation of the properties after we acquired them. The costs of such improvements for the period from March 1, 2013, to December 31, 2013, were $13.8 million. This amount has been reflected as an addition to the net asset value of the contributed properties, with a corresponding increase of $13.5 million and $0.3 million to the Series C convertible units in our Operating Partnership and Class B common shares, respectively, issued in connection with the 2,770 Property Contribution.

        The total reduction to additional paid-in capital of $356.4 million reflected in the consolidated statement of equity for the year ended December 31, 2013, consists of the $386.5 million reclassification of the net asset value of the 2,770 properties, offset by (i) the $19.6 million credit associated with the 109 properties acquired by AH LLC from January 1, 2013, to February 28, 2013, (ii) $8.0 million in excess of $6,000 par value associated with issuance of the 634,408 Class B common shares and (iii) the $2.5 million reclassification of the other net liabilities associated with the properties to due from affiliates.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 10. Contributions by AH LLC (Continued)

        Concurrently with this transaction, commencing February 28, 2013, the Advisor agreed to a permanent reduction in the advisory fee of $9.8 million per year (see Note 9).

45 Property Acquisition

        On December 12, 2014, we and the Operating Partnership entered into a contribution agreement with AH LLC, pursuant to which AH LLC contributed to the Operating Partnership all of AH LLC's interest in 45 properties owned by AH LLC. The value of the properties was determined by broker price opinions prepared by independent third parties. In exchange for the properties, the Operating Partnership issued to AH LLC 653,378 Class A units valued at $17.11 per unit, the closing price on the NYSE for the Company's Class A common shares on December 11, 2014.

Note 11. Acquisitions and Dispositions

2014 Acquisitions

Ellington Portfolio Acquisition

        On December 31, 2014, the Company acquired a 100% ownership interest in a portfolio of 914 homes located in markets in Arizona, Colorado, Georgia, North Carolina, Tennessee and Texas for a total purchase price of approximately $126.0 million, which included $74.4 million in cash and the assumption of $51.6 million of debt. The debt consists of a 5-year note payable, which is secured by a first priority mortgage on 583 of the homes, and has a fixed interest rate of 4.06% and a maturity date of July 1, 2019. The Company completed the Ellington Portfolio Acquisition for the purpose of acquiring a portfolio of 914 single-family properties, which was 96.3% leased as of the acquisition date.

        The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Ellington Portfolio Acquisition (in thousands):

Land	$25,615
Buildings and improvements	98,117
In-place leases	2,268
Note payable	(51,644)

Estimated fair value of assets and liabilities acquired	$74,356

        The 914 single-family properties acquired as part of the transaction on December 31, 2014, were consolidated into the Company's portfolio and reflected in its consolidated financial statements.

Beazer Rental Homes Acquisition

        On July 1, 2014, the Company completed the acquisition of Beazer Rental Homes for the purpose of acquiring a 100% ownership interest in a portfolio of 1,372 homes located in markets in Arizona, California, Florida and Nevada (the "Beazer Rental Homes Acquisition"). The Beazer Rental Homes Acquisition was completed pursuant to an Agreement and Plan of Merger by and among American Homes 4 Rent, AMH Portfolio One, LLC, a wholly owned subsidiary of the Company ("Merger Sub"), and representatives of the Beazer shareholders, dated as of July 1, 2014 (the "Merger Agreement"). As provided in the Merger Agreement, the acquisition was completed as a tax-free merger of Beazer Rental Homes with Merger Sub. The merger consideration to the security holders of Beazer Rental

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

Homes consisted of 8,158,001 Class A common shares in the Company, $5.0 million of cash to be held in an indemnification escrow for a period of six months and extinguishment of $108.2 million outstanding under the Beazer Rental Homes credit facility. The fair value of the Class A common shares issued has been estimated to be $144.8 million, which has been determined using the closing price in the Company's Class A common shares on the date of the Beazer Rental Homes Acquisition. As of December 31, 2014, the Company has estimated that approximately $0.6 million will be withheld from the $5.0 million indemnification escrow to satisfy certain representation and warranty provisions in accordance with the Merger Agreement. Accordingly, the remaining $4.4 million indemnification escrow has been recognized within total merger consideration as of December 31, 2014, with a corresponding liability included in accounts payable and accrued expenses in the consolidated balance sheets.

        The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Beazer Rental Homes Acquisition (in thousands):

Land	$60,866
Buildings and improvements	193,506
Cash and cash equivalents	2,197
In-place leases	2,655
Other current assets and liabilities, net	(1,785)

Estimated fair value of assets and liabilities acquired	$257,439

        Since the date of the Beazer Rental Homes Acquisition, the Company has consolidated the 1,372 single-family properties acquired as part of the transaction and the related results of these operations are reflected in the Company's consolidated financial statements.

        The following table presents the total revenues and net income attributable to the Company's current year acquisitions that were included in our consolidated statement of operations for the year ended December 31, 2014 (in thousands):

	Beazer	Ellington
	Period from July 1, 2014 to December 31, 2014	Period from December 31, 2014 to December 31, 2014
Total revenues	$10,422	$—
Net income	$1,713	$—

2013 Acquisitions

Management Internalization

        On June 10, 2013, the Company completed the Management Internalization for the purpose of internalizing its corporate and property operations management and acquired 100% of the membership interests in the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D units and 4,375,000 Series E units in our Operating Partnership, which were valued at $65.2 million and $64.9 million, respectively, as of the date of issuance using a Monte Carlo Simulation model. Under the terms of the respective contribution agreement, among other things, all administrative, financial,

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

property management, marketing and leasing personnel, including executive management, became fully dedicated to the Company.

        In connection with the Management Internalization, the Company also:

  •
  Modified the preexisting Agreement on Investment Opportunities between the Company and AH LLC to: (i) preclude AH LLC from providing advisory or property management services to third parties investing in any type of business relating to investment in, ownership of or rental of single-family homes; (ii) increase from 20% to 100% the Company's right to receive promoted interests in any future outside investment vehicles, as defined; (iii) cease AH LLC's rendering of acquisition and renovation services to the Company and eliminate the related 5% fee paid to the AH LLC on December 10, 2014; (iv) provide the Company with the right to offer employment on September 10, 2014, that would commence on December 10, 2014, to all of AH LLC's acquisition and renovation personnel necessary for our operations; and (v) require AH LLC to pay us a monthly fee of $0.1 million through December 10, 2014, for maintenance and use of certain intellectual property transferred to us in the Management Internalization (see Note 9).

  •
  Entered into a registration rights agreement with AH LLC providing for registration rights exercisable after December 10, 2015 (see Note 8).

  •
  Cancelled insurance policies previously provided by a captive insurance company affiliated with AH LLC (see Note 9).

        The fair value of the Series D units and Series E units has been estimated to be $65.2 million and $64.9 million, respectively, as of the date of issuance using a Monte Carlo Simulation model. A Monte Carlo simulation was incorporated given that the values of the securities were path dependent, meaning that their value depends on the average of a sequence of the prices of the underlying asset over some predetermined period of time. Inputs to the model include a risk-free rate corresponding to the assumed timing of the conversion date and a volatility input based on the historical volatilities of selected peer group companies. The starting point for the simulation was the most recent trading price in the Company's Class A common shares, into which the Series D and Series E units are ultimately convertible. The timing of such conversion was based on the provisions of the contribution agreement and the Company's best estimate of the events that trigger such conversions (see Note 8).

        The following table summarizes the estimated fair values of the assets acquired as part of the Management Internalization as of the date of acquisition (in thousands):

Buildings and improvements	$4,214
Identified intangible assets:
Trademark	3,100
Database	2,100
Goodwill	120,655

Fair value of acquired assets	$130,069

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

        The above intangible assets acquired in connection with the Management Internalization have been valued in accordance with ASC 805, Business Combinations, which requires that an intangible asset is recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable. An asset is considered separable if it (a) is capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged, or (b) can be conveyed in combination with a related asset or liability. Pursuant to ASC 820, Fair Value Measurements and Disclosures, the inputs used in the valuation of these intangible assets consisted primarily of Level 2 and Level 3 inputs. The goodwill of $120.7 million arising from the acquisition consists largely of the synergies, economies of scale and cost savings we expect from the Management Internalization.

        Under the terms of the Management Internalization contribution agreement, net monetary assets, as defined, of the Advisor and Property Manager as of June 10, 2013, were to be settled in cash between the Company and AH LLC subsequent to the date of the transaction. Accordingly, estimated net monetary assets of $7.0 million, including estimated cash and cash equivalents of $9.0 million, were recorded as of the date of the Management Internalization and subsequently the amounts were reconciled and settled in cash.

        Since the date of the Management Internalization, the Company has consolidated the Advisor and the Property Manager and the results of these operations are reflected in the consolidated financial statements.

Alaska Joint Venture Acquisition

        On June 11, 2013, the Company acquired 100% of the membership interests in American Homes 4 Rent I, LLC (the "Alaska Joint Venture") from Alaska Permanent Fund Corporation ("APFC") and AH LLC for a purchase price of $904.5 million (the "Alaska Joint Venture Acquisition"). The purchase price consisted of the issuance of 43,609,394 Class A common shares in the Company to APFC and 12,395,965 Class A units in the Operating Partnership to AH LLC (see Note 8). As part of the Alaska Joint Venture Acquisition, the Company acquired a portfolio of 4,778 single-family properties, as well as the right to receive all net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013. Net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013, and prior to the Company's ownership on June 11, 2013, were approximately $1.9 million, which have been included in the purchase price of the assets acquired as part of the Alaska Joint Venture Acquisition. The Company completed the Alaska Joint Venture Acquisition for the purpose of acquiring a portfolio of 4,778 single-family properties, which was 75% leased as of the date of acquisition.

        The following table summarizes the estimated fair values of the assets acquired as part of the Alaska Joint Venture Acquisition as of the date of acquisition (in thousands):

Land	$156,648
Buildings and improvements	740,396
Receivable for net cash flows prior to acquisition date	1,896
Value of in-place leases	5,547

Fair value of acquired assets	$904,487

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

        Pursuant to the Alaska Joint Venture Acquisition contribution agreement, net monetary assets, as defined, of the Alaska Joint Venture as of April 30, 2013, were used to fund all remaining initial repair and renovation costs of the 4,778 single-family properties, with shortfalls paid for by AH LLC. Accordingly, estimated net monetary assets of the Alaska Joint Venture of $13.0 million, including estimated cash and cash equivalents of $23.0 million, were recorded as of the date of the Alaska Joint Venture Acquisition in the consolidated balance sheet.

        Since the date of the Alaska Joint Venture Acquisition, the Company has consolidated the Alaska Joint Venture and the results of its operations are reflected in the consolidated financial statements.

RJ Joint Ventures Acquisition

        On August 10, 2012, AH LLC formed RJ LLC, as the sole owner and managing member, for the purpose of sponsoring and managing investment vehicle joint ventures with accredited investors identified by Raymond James. On September 20, 2012, RJ LLC formed its first investment vehicle, RJ American Homes 4 Rent One, LLC ("RJ1"), with an initial capital contribution of 177 single-family properties from AH LLC, prior to selling a 67% Class A ownership interest in RJ1 to third party accredited investors (the "RJ1 Investors"). After the sale to the RJ1 Investors, RJ LLC's remaining interest in RJ1 consisted of a 33% managing member Class B equity interest and 100% of a promoted interest that is earned after the RJ1 Investors achieve certain preferred returns.

        On December 31, 2012, the Company acquired a newly created Class B ownership interest in RJ LLC from AH LLC in exchange for 653,492 Preferred Units (see Note 8), which entitled the Company to all operating cash distributions and 20% of promoted interest distributions made from RJ1 to RJ LLC (the "RJ1 2012 Transaction"). As the RJ1 2012 Transaction was completed prior to the Management Internalization, it was deemed to be a transaction between "entities under common control" under the provisions of ASC 805, Business Combinations, and accordingly, the Company's Class B interest in RJ LLC was recorded at AH LLC's carryover basis of zero. As a result, the Preferred Units issued to AH LLC were also recorded with no initial basis.

        On March 15, 2013, RJ LLC formed its second investment vehicle, RJ American Homes 4 Rent Two, LLC ("RJ2"), with an initial capital contribution of 214 single-family properties from AH LLC, prior to selling a 67% Class A ownership interest in RJ2 to third party accredited investors (the "RJ2 Investors"). After the sale to the RJ2 Investors, RJ LLC's remaining interest in RJ2 consisted of a 33% managing member Class B equity interest and 100% of a promoted interest that is earned after the RJ2 Investors achieve certain preferred returns.

        On June 14, 2013, AH LLC contributed its remaining ownership interest in RJ LLC to the Company, 653,492 Preferred Units held by AH LLC were converted into 653,492 Class A units (the "Preferred Unit Conversion") and the Company issued 705,167 additional Class A units to AH LLC (collectively, the "2013 RJ Transaction"). The fair value of the 705,167 Class A units issued has been estimated to be $11.3 million, which has been determined using the most recent trading price in the Company's Class A common shares, into which the Class A units are convertible into on a one-for-one basis. Additionally, our Operating Partnership made a $7.6 million loan to RJ1, the proceeds of which were used to extinguish the balance of an outstanding loan as of the date of the 2013 RJ Transaction. The Company completed the 2013 RJ Transaction for the purpose of gaining 100% ownership of RJ LLC and therefore control over RJ1 and RJ2. As of the date of the 2013 RJ Transaction, the RJ1 and RJ2 portfolios collectively consisted of 377 single-family properties.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

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

        As the Company gained control over RJ LLC after the date of the Management Internalization on June 10, 2013, the carrying value of the Company's Class B interest in RJ LLC has been remeasured to fair value in accordance with ASC 805, Business Combinations. The following table summarizes the carrying value and estimated fair value of the Company's Class B interest in RJ LLC as of June 14, 2013 and the resulting gain on remeasurement of approximately $10.9 million, which has been recognized in the consolidated statements of operations (in thousands):

Fair value of existing Class B interest	$7,615
Carrying value of Class B interest	(3,330)

Gain on remeasurement of equity method investment	$10,945

        The fair value of the Company's existing Class B interest has been determined using an income approach valuation technique based on the assets of RJ1 underlying the Company's Class B interest in RJ LLC.

        Because the Preferred Unit Conversion was not subject to an inducement offer and represented an in-substance redemption of the 653,492 Preferred Units, the $10.5 million fair value of the 653,492 Class A units in excess of the zero carrying value of the 653,492 Preferred Units has been reflected as a reduction to net income attributable to common shareholders in the consolidated statements of operations in accordance with ASC 260-10-S99-2, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The fair value of the Class A units issued in connection with the 2013 RJ Transaction has been estimated using the most recent trading price in the Company's Class A common shares, into which the Class A units are convertible into on a one-for-one basis.

        Since the date of the 2013 RJ Transaction, the Company has consolidated RJ LLC, RJ1 and RJ2 and the related results of operations are reflected in the consolidated financial statements.

        The following table presents the total revenues and net income attributable to the Management Internalization, Alaska Joint Venture Acquisition and 2013 RJ Transaction that were included in our

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

consolidated statements of operations from the respective transaction dates through December 31, 2013 (in thousands):

	Management Internalization (1)	Alaska Joint Venture Acquisition	2013 RJ Transaction
	Period from June 10, 2013 to December 31, 2013	Period from June 11, 2013 to December 31, 2013	Period from June 14, 2013 to December 31, 2013
Total revenues	$1,502	$38,054	$2,723
Net (loss) / income	$(26,179)	$2,256	$52
(1)
Total revenues and net loss attributable to the Management Internalization does not reflect the benefit of eliminating approximately $24.0 million in advisory management and property management fees that would have otherwise been paid to AH LLC after the date of the Management Internalization.

        The following table presents the Company's supplemental consolidated unaudited pro forma total revenues and net income as if the Ellington Portfolio Acquisition, Beazer Rental Homes Acquisition, Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2013 (in thousands):

	For the Years ended December 31,
	2014	2013
Pro forma total revenues (1)	$421,033	$176,340
Pro forma net loss (1)(2)	$(32,858)	$(32,161)
(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the Ellington Acquisition, Beazer Rental Homes Acquisition, Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction occurred on January 1, 2013.
(2)
Pro forma net loss represents the combined pro forma net loss of the Advisor and Property Manager, among others, but does not reflect the elimination of historical advisory and property management fees that would not have been paid had the Management Internalization occurred on January 1, 2013.

        Additionally, due to the inherent complexity of the consolidated financial statements as a result of the transactions completed between entities under common control, management believes that presentation of pro forma net loss attributable to common shareholders and on a per share basis is not meaningful and has therefore only presented pro forma total revenues and net loss as if the Ellington Portfolio Acquisition, Beazer Rental Homes Acquisition, Management Internalization, Alaska Joint Venture Acquisition, and 2013 RJ Transaction had occurred on January 1, 2013, above.

Sale of Southern California properties

        On June 27, 2013, the Company sold 38 single-family properties located in southern California for a gross sales price of $8.9 million, before commissions and closing costs, resulting in a gain on sale of

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions (Continued)

$0.9 million. As these properties had previously been in operations and also represented the disposition of a geographic market, the results of operations from the 38 southern California properties prior to the date of sale, along with the related gain on disposition, have been reflected as discontinued operations in the consolidated statements of operations.

Note 12. Earnings per share

        The following table reflects the computation of net loss per share on a basic and diluted basis for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share data):

	For the Years Ended December 31,
	2014	2013	2012
Income / (loss) (numerator):
Loss from continuing operations	$(33,092)	$(20,074)	$(10,236)
Income from discontinued operations	—	1,008	—
Noncontrolling interest	14,965	13,245	—
Dividends on preferred shares	18,928	1,160	—
Conversion of preferred units	—	10,456	—

Net loss attributable to common shareholders	$(66,985)	$(43,927)	$(10,236)

Weighted-average shares (denominator)	196,348,757	123,592,086	7,225,512
Net loss per share—basic and diluted:
Loss from continuing operations	$(0.34)	$(0.37)	$(1.42)
Income from discontinued operations	—	0.01	—

Net loss per share—basic and diluted	$(0.34)	$(0.36)	$(1.42)

        Total weighted-average shares for the year ended December 31, 2014, shown above excludes an aggregate of 73,586,644, shares or units in our Operating Partnership, Series A, B and C preferred shares, common shares issuable upon exercise of stock options, and restricted stock units because they were antidilutive. Total weighted-average shares for the years ended December 31, 2013 and 2012, shown above excludes an aggregate of 63,873,266 and 4,719,493, respectively, of shares or units in our Operating Partnership, the subscription agreement and stock options because they were antidilutive.

        Due to the inherent complexity of the consolidated financial statements as a result of the transactions completed between entities under common control, management does not consider the historical net loss per share computations to be meaningful.

Note 13. Commitments and contingencies

        As part of our operations, we lease office space for our corporate and property management offices under non-cancelable operating lease agreements.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 13. Commitments and contingencies (Continued)

        Rent expense related to our operating leases for the years ended December 31, 2014 and 2013, was as follows (in thousands):

	For the Years Ended December 31,
	2014	2013
Rent expense	$1,867	$809
Less: income from subleases	(11)	—

Net rent expense	$1,856	$809

        Future lease obligations under our operating leases as of December 31, 2014, were as follows (in thousands):

Year	Amount
2015	$1,818
2016	1,632
2017	892
2018	183
2019	4
Thereafter	—

Total lease commitments	4,529
Less: income from subleases	(428)

Net lease commitments	$4,101

        In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of December 31, 2014 and 2013, the Company had aggregate outstanding commitments of $4.1 million and $1.5 million, respectively, in connection with these contracts.

        As of December 31, 2014 and 2013, we had commitments to acquire 703 and 536 single-family properties, respectively, with an aggregate purchase price of $110.9 million and $75.5 million, respectively.

        We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position.

        We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 14. Noncash transactions

        On February 28, 2013, AH LLC contributed 2,770 single-family properties to the Company in exchange for 31,085,974 Series C convertible units in our Operating partnership and 634,408 Class B common shares (see Note 10).

        On June 10, 2013, we acquired the Advisor and Property Manager from AH LLC in exchange for 4,375,000 Series D units and 4,375,000 Series E units in the Operating Partnership (see Note 11).

        On June 11, 2013, we acquired the Alaska Joint Venture from APFC and AH LLC in exchange for 43,609,394 Class A common shares in the Company and 12,395,965 Class A units in the Operating Partnership (see Note 11).

        On June 14, 2013, AH LLC contributed its remaining ownership interest in RJ LLC to the Company, 653,492 Preferred Units held by AH LLC were converted into 653,492 Class A units and the Company issued 705,167 additional Class A units to AH LLC (see Note 11).

        On July 1, 2014, we acquired Beazer Rental Homes for a total purchase price of $257.4 million including the issuance of 8,158,001 Class A common shares in the Company (see Note 11).

        On December 12, 2014, we issued 653,378 Class A units valued at $17.11 per unit to AH LLC for a total consideration value of $11.2 million in exchange for 45 single-family properties (see Note 10).

Note 15. Fair Value

        The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company's interest rate cap agreement, contingently convertible Series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis in the consolidated financial statements.

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

        Valuation of the preferred shares derivative liability considers scenarios in which the preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considers certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain MSAs as outlined in the agreement.

        The fair value of our interest rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, Fair

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value (Continued)

Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty's nonperformance risk in the fair value measurements.

        The following tables set forth the fair value of our interest rate cap agreement, the contingently convertible Series E units liability and preferred shares derivative liability as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$14	$—	$14
Liabilities:
Contingently convertible Series E units liability	$—	$—	$72,057	$72,057
Preferred shares derivative liability	$—	$—	$57,960	$57,960

	December 31, 2013
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingently convertible Series E units liability	$—	$—	$66,938	$66,938
Preferred shares derivative liability	$—	$—	$28,150	$28,150

        The following table presents changes in the fair values of our Level 3 financial instruments, consisting of our contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the consolidated statements of operations, for the years ended December 31, 2014 and 2013 (in thousands):

Description	January 1, 2014	Issuances	Remeasurement included in earnings	December 31, 2014
Liabilities:
Contingently convertible Series E units liability	$66,938	$—	$5,119	$72,057
Preferred shares derivative liability	$28,150	$23,652	$6,158	$57,960

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value (Continued)

Description	January 1, 2013	Issuances	Remeasurement included in earnings	December 31, 2013
Liabilities:
Contingently convertible Series E units liability	$—	$64,881	$2,057	$66,938
Preferred shares derivative liability	$—	$26,340	$1,810	$28,150

        Changes in inputs or assumptions used to value the contingently convertible Series E units liability and preferred shares derivative liability may have a material impact on the resulting valuation.

Note 16. Quarterly financial information (unaudited)

        The following table presents summarized quarterly financial data for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2014
Rents from single-family properties	$73,761	$88,871	$104,210	$109,543
Net loss	$(6,935)	$(3,369)	$(12,796)	$(9,992)
Net loss attributable to common shareholders	$(13,676)	$(12,250)	$(21,747)	$(19,312)
Net loss attributable to common shareholders per share—basic and diluted	$(0.07)	$(0.07)	$(0.11)	$(0.09)

	Quarter
	First	Second	Third	Fourth
2013
Rents from single-family properties	$6,495	$17,020	$47,364	$61,843
Net (loss) / income	$(6,857)	$1,123	$(3,861)	$(9,471)
Net loss attributable to common shareholders	$(7,752)	$(13,997)	$(7,659)	$(14,519)
Net loss attributable to common shareholders per share—basic and diluted	$(0.16)	$(0.15)	$(0.05)	$(0.08)

Note 17. Subsequent events

Subsequent acquisitions

        From January 1, 2015 through January 31, 2015, we acquired 880 properties with an aggregate purchase price of approximately $131.9 million. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Borrowings on Credit Facility

        From January 1, 2015, through January 31, 2015, the Company borrowed an additional $146.0 million under the credit facility. On January 31, 2015, the loan had an outstanding balance of $353.0 million.

American Homes 4 Rent

Notes to Consolidated Financial Statements (Continued)

Note 17. Subsequent events (Continued)

Declaration of Dividends

        On January 31, 2015, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on March 31, 2015, to shareholders of record on March 15, 2015, and $0.05 per Class B common share payable on March 31, 2015, to shareholders of record on March 15, 2015. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company's 5.0% Series A Participating Preferred Shares payable on March 31, 2015, to shareholders of record on March 15, 2015, $0.3125 per share on the Company's 5.0% Series B Participating Preferred Shares payable on March 31, 2015, to shareholders of record on March 15, 2015, and $0.34375 per share on the Company's 5.5% Series C Participating Preferred shares payable on March 31, 2015, to shareholders of record on March 15, 2015.

Pricing of Securitization Transaction

        On February 26, 2015, the Company priced a securitization transaction involving the issuance and sale to third parties of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 4,661 single-family residential properties transferred to an affiliate from the Company's portfolio of single-family properties. The Company anticipates gross proceeds from the sale of its certificates of approximately $552.8 million. The certificates will be issued for a thirty-year term with an anticipated repayment date ten years after the closing date. The duration-adjusted weighted-average coupon rate for the certificates for the first ten years is 4.14%. The transaction is expected to close on or about March 6, 2015.

American Homes 4 Rent
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014
(dollars in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Total Cost as of December 31, 2014
Markets	Number of Single-Family Homes	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Date of Acquisition
Albuquerque	213	$6,513	$24,181	$2,896	$6,513	$27,077	$33,590	$(1,186)	$32,404	2013-2014
Antelope Valley	6	212	898	224	212	1,122	1,334	(44)	1,290	2012
Atlanta	2,257	75,611	246,916	41,283	75,611	288,199	363,810	(13,243)	350,567	2012-2014
Augusta	181	5,244	20,617	2,617	5,244	23,234	28,478	(723)	27,755	2013-2014
Austin	629	14,546	66,563	10,951	14,546	77,514	92,060	(2,974)	89,086	2012-2014
Bay Area	91	6,610	19,948	1,602	6,610	21,550	28,160	(1,015)	27,145	2012-2014
Boise	282	7,925	28,790	3,114	7,925	31,904	39,829	(1,263)	38,566	2013-2014
Central Valley	174	6,800	22,260	2,333	6,800	24,593	31,393	(1,578)	29,815	2012-2013
Charleston	534	19,602	67,246	8,108	19,602	75,354	94,956	(2,835)	92,121	2012-2014
Charlotte	1,975	64,366	251,767	22,426	64,366	274,193	338,559	(9,480)	329,079	2012-2014
Chicago	1,968	60,001	238,239	41,611	60,001	279,850	339,851	(11,520)	328,331	2012-2014
Cincinnati	1,776	56,556	217,595	30,298	56,556	247,893	304,449	(10,458)	293,991	2012-2014
Colorado Springs	21	871	2,825	620	871	3,445	4,316	(214)	4,102	2013
Columbia	288	6,726	33,429	3,552	6,726	36,981	43,707	(1,333)	42,374	2013-2014
Columbus	1,265	32,579	134,691	23,364	32,579	158,055	190,634	(5,913)	184,721	2012-2014
Dallas-Fort Worth	2,837	78,980	319,641	52,842	78,980	372,483	451,463	(17,447)	434,016	2012-2014
Denver	642	30,894	126,449	11,247	30,894	137,696	168,590	(3,494)	165,096	2012-2014
Fort Myers	33	799	4,824	510	799	5,334	6,133	(333)	5,800	2012-2014
Greensboro	532	15,646	68,856	6,292	15,646	75,148	90,794	(2,813)	87,981	2013-2014
Greenville	552	13,961	72,490	7,149	13,961	79,639	93,600	(3,058)	90,542	2013-2014
Houston	1,772	48,939	220,362	36,263	48,939	256,625	305,564	(11,085)	294,479	2012-2014
Indiana	2,675	73,017	285,887	44,338	73,017	330,225	403,242	(15,581)	387,661	2012-2014
Inland Empire	130	11,901	19,554	1,339	11,901	20,893	32,794	(388)	32,406	2012-2014
Jacksonville	1,357	36,407	143,011	22,478	36,407	165,489	201,896	(7,965)	193,931	2012-2014
Knoxville	298	9,785	46,239	3,790	9,785	50,029	59,814	(2,138)	57,676	2013-2014
Las Vegas	908	27,115	115,208	16,940	27,115	132,148	159,263	(7,430)	151,833	2011-2014
Memphis	516	16,166	55,981	4,811	16,166	60,792	76,958	(968)	75,990	2013-2014
Miami	305	8,386	45,628	6,958	8,386	52,586	60,972	(2,671)	58,301	2012-2014
Milwaukee	127	7,481	22,367	2,058	7,481	24,425	31,906	(1,481)	30,425	2013
Nashville	1,309	49,167	199,567	21,542	49,167	221,109	270,276	(10,874)	259,402	2012-2014
Oklahoma City	339	9,213	47,067	4,681	9,213	51,748	60,961	(958)	60,003	2012-2014
Orlando	981	28,000	120,849	16,308	28,000	137,157	165,157	(6,148)	159,009	2011-2014
Phoenix	1,381	39,048	158,826	21,382	39,048	180,208	219,256	(9,868)	209,388	2011-2014
Portland	204	14,302	23,731	1,726	14,302	25,457	39,759	(1,384)	38,375	2013
Raleigh	1,297	45,699	168,954	16,831	45,699	185,785	231,484	(7,226)	224,258	2012-2014
Sacramento	29	1,664	3,760	275	1,664	4,035	5,699	(72)	5,627	2014
Salt Lake City	981	54,708	140,000	17,325	54,708	157,325	212,033	(7,344)	204,689	2012-2014
San Antonio	790	20,833	87,791	9,500	20,833	97,291	118,124	(2,848)	115,276	2012-2014
Savannah/Hilton Head	347	10,416	40,171	3,968	10,416	44,139	54,555	(1,155)	53,400	2013-2014
Seattle	257	12,579	36,685	4,429	12,579	41,114	53,693	(2,062)	51,631	2012-2014
Tampa	1,486	53,579	201,583	24,335	53,579	225,918	279,497	(10,156)	269,341	2012-2014
Tucson	396	7,650	38,278	6,643	7,650	44,921	52,571	(2,990)	49,581	2011-2014
Winston Salem	458	13,912	56,681	5,160	13,912	61,841	75,753	(2,547)	73,206	2013-2014

Total	34,599	$1,104,409	$4,246,405	$566,119	$1,104,409	$4,812,524	$5,916,933	$(206,262)	$5,710,671

Change in Total Real Estate Assets

	Years ended December 31
	2014	2013	2012
Balance, beginning of period	$3,923,624	$507,845	$3,516
Acquisitions and building improvements	2,004,742	3,423,903	504,329
Dispositions	(11,433)	(8,124)	—

Balance, end of period	$5,916,933	$3,923,624	$507,845

Change in Accumulated Depreciation

	Years ended December 31
	2014	2013	2012
Balance, beginning of period	$(62,202)	$(2,132)	$(21)
Depreciation	(144,270)	(60,254)	(2,111)
Dispositions	210	184	—

Balance, end of period	$(206,262)	$(62,202)	$(2,132)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Agoura Hills, state of California on March 2, 2015.

AMERICAN HOMES 4 RENT
By:	/s/ DAVID P. SINGELYN David P. Singelyn, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID P. SINGELYN David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)	Date: March 2, 2015
By:	/s/ DIANA M. LAING Diana M. Laing Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 2, 2015
By:	/s/ B. WAYNE HUGHES B. Wayne Hughes (Non-Executive Chairman)	Date: March 2, 2015
By:	/s/ JOHN CORRIGAN John Corrigan Chief Operating Officer and Trustee (Trustee)	Date: March 2, 2015
By:	/s/ DANN V. ANGELOFF Dann V. Angeloff (Trustee)	Date: March 2, 2015
By:	/s/ MATTHEW J. HART Matthew J. Hart (Trustee)	Date: March 2, 2015
By:	/s/ JAMES H. KROPP James H. Kropp (Trustee)	Date: March 2, 2015

By:	/s/ LYNN SWANN Lynn Swann (Trustee)	Date: March 2, 2015
By:	/s/ KENNETH WOOLLEY Kenneth Woolley (Trustee)	Date: March 2, 2015