Form 10-K/A
period 2014-12-31
American Homes 4 Rent
filed 2015-05-08
CIK 1562401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

There were 210,852,089 Class A common shares, $0.01 par value per share, 635,075 Class B common shares, $0.01 par value per share, 5,060,000 Series A participating preferred shares, $0.01 par value per share, 4,400,000 Series B participating preferred shares, $0.01 par value per share, and 7,600,000 Series C participating preferred shares, $0.01 par value per share, outstanding on May 5, 2015.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed on March 2, 2015 (the “Original Filing”) is being filed solely to correct the Consent of BDO USA, LLP, Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Filing.  The corrected Consent is filed herewith as Exhibit 23.2 and the Exhibit Index to Amendment No. 1 has been updated accordingly.

This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the Original Filing. Except as described above, we have not modified or updated other disclosures or information presented in the Original Filing other than to update the number of outstanding shares of common and preferred stock on the cover.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit Number:	Exhibit

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification.

31.2	Section 302 Certification.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HOMES 4 RENT

By: /s/ Diana M. Laing
Diana M. Laing
Chief Financial Officer
(Principal Accounting Officer)
Date: May 8, 2015