Form 10-Q
period 2015-03-31
American Homes 4 Rent
filed 2015-05-11
CIK 1562401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 210,852,089 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on May 6, 2015.

American Homes 4 Rent

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A.”Risk Factors”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

American Homes 4 Rent

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Single-family properties:
Land	$1,166,186	$1,104,409
Buildings and improvements	5,117,269	4,808,706
Single-family properties held for sale	5,428	3,818
	6,288,883	5,916,933
Less: accumulated depreciation	(251,528)	(206,262)
Single-family properties, net	6,037,355	5,710,671
Cash and cash equivalents	115,693	108,787
Restricted cash	86,446	77,198
Rent and other receivables, net	11,289	11,009
Escrow deposits, prepaid expenses and other assets	114,179	118,783
Deferred costs and other intangibles, net	65,267	54,582
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,655	120,655
Total assets	$6,576,550	$6,227,351

Liabilities
Credit facility	$45,000	$207,000
Asset-backed securitizations	2,068,389	1,519,390
Secured note payable	51,417	51,644
Accounts payable and accrued expenses	141,382	149,706
Amounts payable to affiliates	2,609	—
Contingently convertible Series E units liability	70,219	72,057
Preferred shares derivative liability	57,840	57,960
Total liabilities	2,436,856	2,057,757

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 210,852,089 and 210,838,831 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	2,108	2,108
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2015, and December 31, 2014	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 17,060,000 issued and outstanding at March 31, 2015, and December 31, 2014	171	171
Additional paid-in capital	3,618,769	3,618,207
Accumulated deficit	(198,526)	(170,162)
Accumulated other comprehensive loss	(229)	(229)
Total shareholders’ equity	3,422,299	3,450,101

Noncontrolling interest	717,395	719,493
Total equity	4,139,694	4,169,594

Total liabilities and equity	$6,576,550	$6,227,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Revenues:
Rents from single-family properties	$120,680	$73,761
Fees from single-family properties	1,331	1,358
Tenant charge-backs	8,372	1,890
Other	1,365	269
Total revenues	131,748	77,278

Expenses:
Property operating expenses
Leased single-family properties	53,930	29,266
Vacant single-family properties and other	5,972	9,043
General and administrative expense	6,131	5,074
Interest expense	15,670	1,502
Noncash share-based compensation expense	696	532
Acquisition fees and costs expensed	5,908	452
Depreciation and amortization	53,664	35,131
Total expenses	141,971	81,000

Remeasurement of Series E units	1,838	(2,756)
Remeasurement of Preferred shares	120	(457)

Net loss	(8,265)	(6,935)

Noncontrolling interest	3,956	3,620
Dividends on preferred shares	5,569	3,121

Net loss attributable to common shareholders	$(17,790)	$(13,676)

Weighted-average shares outstanding—basic and diluted	211,481,727	185,504,294

Net loss attributable to common shareholders per share—basic and diluted	$(0.08)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Net loss	$(8,265)	$(6,935)
Other comprehensive loss	—	—
Comprehensive loss	(8,265)	(6,935)
Comprehensive income attributable to noncontrolling interests	3,956	3,620
Dividends on preferred shares	5,569	3,121
Comprehensive loss attributable to common shareholders	$(17,790)	$(13,676)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statement of Equity

(Amounts in thousands, except share data)

(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
							Additional		Accumulated other
	Number		Number		Number		paid-in	Accumulated	comprehensive	Shareholders’	Noncontrolling	Total
	of shares	Amount	of shares	Amount	of shares	Amount	capital	deficit	loss	equity	interest	equity

Balances at December 31, 2014	210,838,831	$2,108	635,075	$6	17,060,000	$171	$3,618,207	$(170,162)	$(229)	$3,450,101	$719,493	$4,169,594

Share-based compensation	—	—	—	—	—	—	696	—	—	696	—	696

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	13,258	—	—	—	—	—	(134)	—	—	(134)	—	(134)

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(5,569)	—	(5,569)	—	(5,569)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(6,054)	(6,054)
Common shares	—	—	—	—	—	—	—	(10,574)	—	(10,574)	—	(10,574)

Net (loss) income	—	—	—	—	—	—	—	(12,221)	—	(12,221)	3,956	(8,265)

Total other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balances at March 31, 2015	210,852,089	$2,108	635,075	$6	17,060,000	$171	$3,618,769	$(198,526)	$(229)	$3,422,299	$717,395	$4,139,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Operating activities
Net loss	$(8,265)	$(6,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,664	35,131
Noncash amortization of deferred financing costs	1,377	163
Noncash share-based compensation	696	532
Provision for bad debt	1,271	1,423
Remeasurement of Series E units	(1,838)	2,756
Remeasurement of Preferred shares	(120)	457
Equity in net loss of unconsolidated ventures	96	—
Other changes in operating assets and liabilities:
Rent and other receivables	(2,578)	(445)
Restricted cash for resident security deposits	(4,209)	(6,156)
Prepaid expenses and other assets	(2,819)	3,237
Deferred leasing costs	(2,410)	(972)
Accounts payable and accrued expenses	(17,117)	3,972
Resident security deposit liability	4,209	6,156
Amounts payable to affiliates	6,957	7,872
Net cash provided by operating activities	28,914	47,191

Investing activities
Cash paid for single-family properties	(292,735)	(341,064)
Escrow deposits for purchase of single-family properties	(2,259)	7,378
Increase in restricted cash related to lender requirements	(5,039)	—
Investment in unconsolidated joint ventures	(2)	—
Investments in mortgage financing receivables	(6,633)	—
Initial renovations to single-family properties	(60,047)	(45,388)
Other capital expenditures for single-family properties	(6,457)	—
Net cash used for investing activities	(373,172)	(379,074)

Financing activities
Net proceeds from issuance of Preferred shares	—	9,162
Proceeds from asset-backed securitizations	552,830	—
Payments on asset-backed securitizations	(3,831)	—
Proceeds from credit facility	346,000	321,000
Payments on credit facility	(508,000)	(25,000)
Payments on secured note	(227)	—
Distributions to noncontrolling interests	(6,054)	(5,975)
Distributions to common shareholders	(10,574)	(9,274)
Distributions to preferred shareholders	(5,569)	(3,121)
Deferred financing costs paid	(13,411)	(649)
Net cash provided by financing activities	351,164	286,143

Net increase (decrease) in cash and cash equivalents	6,906	(45,740)
Cash and cash equivalents, beginning of period	108,787	148,989
Cash and cash equivalents, end of period	$115,693	$103,249

Supplemental cash flow information
Cash payments for interest	$(13,895)	$(3,202)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions	$4,450	$(943)
Amounts payable to affiliates related to property acquisitions	$—	$2,565
Accrued distribution to Series C convertible units	$4,698	$5,196
Accrued distribution to common shareholders	$—	$9,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and operations

American Homes 4 Rent (the “Company,” “we,” “our” and “us”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of March 31, 2015, the Company held 36,588 single-family properties in 22 states, including 35 properties held for sale.

From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the “Advisor”) and the leasing, managing and advertising of our properties was overseen and directed by American Homes 4 Rent Management Holdings, LLC (the “Property Manager”), both of which were subsidiaries of American Homes 4 Rent, LLC (“AH LLC”). On June 10, 2013, we acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D units and 4,375,000 Series E units in American Homes 4 Rent, L.P. (the “Operating Partnership”) (the “Management Internalization”). Under the terms of the contribution agreement, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to us. Since the date of the Management Internalization, the Company has consolidated the Advisor and the Property Manager and the results of these operations are reflected in the condensed consolidated financial statements.

Prior to the Management Internalization, AH LLC exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, the contribution of certain properties by AH LLC to the Company prior to the Management Internalization have been deemed to be transactions between entities under common control, and as such, the accounts relating to the properties contributed have been recorded by us as if they had been acquired by us on the dates such properties were acquired by AH LLC. Accordingly, the condensed consolidated financial statements include AH LLC’s historical carrying values of the properties that had been acquired by AH LLC.

Note 2. Significant accounting policies

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest in the condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Therefore, notes to the condensed consolidated financial statements that would substantially duplicate the disclosures contained in our most recent audited consolidated financial statements have been omitted.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations such as a major line of business, major geographic area or a major equity method investment, should be presented as discontinued operations. In addition the new guidance requires expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. The guidance is effective for all disposals of components (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014. The Company’s adoption of this guidance did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on the Company’s financial statements.

Note 3. Single-family properties

Single-family properties, net, consists of the following as of March 31, 2015, and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Number of properties	Net book value
Leased single-family properties	31,183	$5,112,511
Single-family properties being renovated	1,863	293,221
Single-family properties being prepared for re-lease	838	136,905
Vacant single-family properties available for lease	2,669	489,290
Single-family properties held for sale	35	5,428
Total	36,588	$6,037,355

	December 31, 2014
	Number of properties	Net book value
Leased single-family properties	28,250	$4,631,797
Single-family properties being renovated	2,886	476,120
Single-family properties being prepared for re-lease	630	104,974
Vacant single-family properties available for lease	2,807	493,962
Single-family properties held for sale	26	3,818
Total	34,599	$5,710,671

Single-family properties, net at March 31, 2015, and December 31, 2014, included $40.1 million and $114.6 million, respectively, related to properties for which the recorded grant deed has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $48.7 million and $31.0 million for the three months ended March 31, 2015 and 2014, respectively.

Note 4. Rent and Other Receivables

Included in rent and other receivables, net is an allowance for doubtful accounts of $1.7 million and $0.5 million as of March 31, 2015, and December 31, 2014, respectively. Also included in rent and other receivables, net, are receivables related to payments made on single-family properties for which sales have been rescinded or unwound due to legal issues beyond our control, which totaled $0.5 million and $1.1 million as of March 31, 2015, and December 31, 2014, respectively, and other non-tenant receivables, which totaled $3.8 million and $2.4 million as of March 31, 2015, and December 31, 2014, respectively.

Note 5. Deferred costs and other intangibles

Deferred costs and other intangibles, net, consists of the following as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Deferred leasing costs	$12,108	$18,307
Deferred financing costs	66,424	53,013
Intangible assets:
Value of in-place leases	3,724	10,468
Trademark	3,100	3,100
Database	2,100	2,100
	87,456	86,988
Less: accumulated amortization	(22,189)	(32,406)
Total	$65,267	$54,582

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $3.2 million and $4.1 million for the three months ended March 31, 2015 and 2014, respectively, which has been included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of deferred financing costs was $2.0 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2015, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2015	$3,492	$6,921	$1,814	$495	$225
2016	284	9,258	7	660	300
2017	66	7,864	—	660	300
2018	—	7,387	—	91	300
2019	—	5,234	—	—	300
Thereafter	—	19,477	—	—	132
Total	$3,842	$56,141	$1,821	$1,906	$1,557

Note 6. Debt

The following table presents the Company’s debt as of March 31, 2015, and December 31, 2014 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2015	December 31, 2014
2014-SFR1 securitization (2)	1.79%	June 9, 2019	$477,363	$478,565
2014-SFR2 securitization	4.42%	October 9, 2024	511,151	512,435
2014-SFR3 securitization	4.40%	December 9, 2024	527,097	528,390
2015-SFR1 securitization (3)	4.14%	April 9, 2045	552,778	—
Total asset-backed securitizations			2,068,389	1,519,390
Secured note payable	4.06%	July 1, 2019	51,417	51,644
Credit facility (4)	2.93%	September 30, 2018	45,000	207,000
Total debt			$2,164,806	$1,778,034

(1)         Interest rates are as of March 31, 2015. Unless otherwise stated, interest rates are fixed percentages.

(2)         The 2014-SFR1 securitization bears interest at a duration-weighted blended interest rate of LIBOR plus 1.54%. The maturity date of June 9, 2019, reflects the fully extended maturity date based on an initial two-year loan term and three, 12-month extension options, at the Company’s election, provided there is no event of default and compliance with certain other terms.

(3)         The 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(4)         The credit facility provides for a borrowing capacity of up to $800 million through March 2016 and bears interest at LIBOR plus 2.75% (3.125% beginning in March 2017). Any outstanding borrowings upon expiration of the credit facility period in March 2016 will become due in September 2018.

Asset-Backed Securitization

In March 2015, we completed a private securitization transaction (the “2015-SFR1 securitization”), in which a newly-formed special purpose entity (the “Borrower”) entered into a loan with a third-party lender for $552.8 million represented by a promissory note. The Borrower under the loan is wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner is wholly owned by the Operating Partnership. The loan is a fixed rate loan with a 30 year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%. The loan requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount. The loan has an anticipated repayment date of April 9, 2025. In the event the loan is not repaid on April 9, 2025, the interest rate on each component is increased to a rate per annum equal to the sum of 3% plus the greater of: (a) the initial interest rate and (b) a rate equal to the sum of (i) the bid side yield to maturity for the “on the run” United States Treasury note with a 10 year maturity plus the mid-market 10 year swap spread, plus (ii) the component rate spread for each component.

The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for eight classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $552.8 million, before issuance costs of $13.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest.

The loan is secured by first priority mortgages on a pool of 4,661 single-family residential properties transferred to the Borrower from the Company’s portfolio of properties. The Borrower’s homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loan, the Borrower’s properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the Borrower becomes a disqualified property under the terms of the loan, and the Borrower is limited in its ability to incur any additional indebtedness.

The loan is also secured by a security interest in all of the Borrower’s personal property and a pledge of all of the assets of the Equity Owner, including a security interest in its membership interest in the Borrower. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings.

The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the twelve month period following the date of determination. As of March 31, 2015, the Company was in compliance with all covenants under the loan agreement.

The Company has accounted for the transfer of the note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 4,661 homes placed as collateral for the note. The principal balance outstanding on the note was $552.8 million as of March 31, 2015, and included in asset-backed securitizations within the condensed consolidated balance sheets. The 4,661 collateral homes had a net book value of $751.2 million as of March 31, 2015.

Credit Facility

In March 2013, the Company entered into a $500 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through March 7, 2016, at which point, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The credit facility is secured by our Operating Partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of March 31, 2015, the Company was in compliance with all loan covenants. The Company had $45.0 million and $207.0 million in total outstanding borrowings under the credit facility at March 31, 2015, and December 31, 2014, respectively.

Interest Expense

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended,
	March 31, 2015	March 31, 2014
Gross interest cost	$20,239	$4,430
Capitalized interest	(4,569)	(2,928)
Interest expense	$15,670	$1,502

Note 7. Accounts payable and accrued expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Accounts payable	$149	$4,925
Accrued property taxes	45,953	49,018
Other accrued liabilities	24,946	28,972
Accrued construction and maintenance liabilities	23,231	23,914
Resident security deposits	47,103	42,877
Total	$141,382	$149,706

Note 8. Shareholders’ equity

Participating Preferred Shares

As of March 31, 2015, the initial liquidation preference on the Company’s participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company’s outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $442.4 million.

Distributions

Our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares during the quarters ended March 31, 2015 and 2014. Distributions declared on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares during the quarter ended March 31, 2015, totaled $0.3125 per share, $0.3125 per share and $0.34375 per share, respectively. Distributions declared on our 5.0% Series A participating preferred shares and 5.0% Series B participating preferred shares during the quarter ended March 31, 2014, totaled $0.3125 per share and $0.3500 per share, respectively. Our board of trustees declared distributions that totaled $0.15113 per share on our Series C convertible units during the quarters ended March 31, 2015 and 2014.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interest held by AH LLC in units in the Company’s Operating Partnership. AH LLC owned 14,440,670, or approximately 6.4% of the total 225,927,834 and 225,914,576 Class A units in the Operating Partnership as of March 31, 2015, and December 31, 2014, respectively. Additionally, AH LLC owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of March 31, 2015, and December 31, 2014. Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

Noncontrolling interest as reflected in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2015, primarily consisted of $4.7 million of preferred income allocated to Series C convertible units, $0.8 million of net loss allocated to Class A units and $0.1 million of net income allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries. Noncontrolling interest for the three months ended March 31, 2014, primarily consisted of $4.5 million of preferred income allocated to Series C convertible units, $0.8 million of net loss allocated to Class A units and $0.1 million of net loss allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries.

2012 Equity Incentive Plan

During the three months ended March 31, 2015 and 2014, the Company granted stock options for 553,500 and 970,000 Class A common shares, respectively, and 42,000 and 92,000 restricted stock units, respectively, to certain employees of the Company under the 2012 Equity Incentive Plan. The options and restricted stock units granted during the three months ended March 31, 2015 and 2014, vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the plan for the three months ended March 31, 2015 and 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2014	1,190,000	$15.48	9.3	$862
Granted	970,000	16.63
Exercised	—	—
Forfeited	(41,250)	16.18
Options outstanding at March 31, 2014	2,118,750	$15.99	9.4	$1,532
Options exercisable at March 31, 2014	160,000	$15.00	8.5	$274

Options outstanding at January 1, 2015	2,165,000	$16.17	8.8	$1,890
Granted	553,500	16.48
Exercised	—	—
Forfeited	(110,500)	16.57
Options outstanding at March 31, 2015	2,608,000	$16.22	8.7	$1,064
Options exercisable at March 31, 2015	597,500	$15.80	7.8	$466

(1)               Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the three months ended March 31, 2015 and 2014:

	2015	2014
Weighted-average fair value	$4.57	$5.01
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	36.0%	38.5%
Risk-free interest rate	1.9%	2.2%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the three months ended March 31, 2015 and 2014:

	2015	2014
Restricted stock units at beginning of period	85,000	—
Units awarded	42,000	92,000
Units vested	(21,250)	—
Units forfeited	(6,000)	(2,000)
Restricted stock units at end of the period	99,750	90,000

Total non-cash share-based compensation expense related to stock options and restricted stock units was $0.7 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Note 9. Related party transactions

As of March 31, 2015, and December 31, 2014, AH LLC owned approximately 3.3% of our outstanding Class A common shares. On a fully-diluted basis, AH LLC held (including consideration of 635,075 Class B common shares as of March 31, 2015, and December 31, 2014, 14,440,670 Class A common units as of March 31, 2015, and December 31, 2014, 31,085,974 Series C convertible units as of March 31, 2015, and December 31, 2014, 4,375,000 Series D units as of March 31, 2015, and December 31, 2014 and 4,375,000 Series E units as of March 31, 2015, and December 31, 2014) an approximate 21.8% interest at March 31, 2015, and December 31, 2014.

As of March 31, 2015, the Company had a net payable of $2.6 million due to AH LLC, which has been included in amounts payable to affiliates within the condensed consolidated balance sheets. This amount primarily consisted of Series C distributions payable to AH LLC, partially offset by receivables from affiliates related to fees and reimbursable expenditures. As of December 31, 2014, the Company had a net receivable of $4.0 million due from AH LLC, which has been included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. This amount primarily consisted of receivables due from AH LLC related to working capital settlement items.

Agreement on Investment Opportunities

In November 2012, the Company entered into an Agreement on Investment Opportunities with AH LLC under which we paid an acquisition and renovation fee equal to 5% of all costs and expenses we incur in connection with the initial acquisition, repair and renovation of single-family properties (net of any broker fees received by the Property Manager) for its services in identifying, evaluating, acquiring and overseeing the renovation of the properties we purchase. In connection with the Management Internalization on June 10, 2013, we entered into an Amended and Restated Agreement on Investment Opportunities. Under the terms of the Amended and Restated Agreement on Investment Opportunities, on December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee, we hired all of AH LLC’s acquisition and renovation personnel necessary for our operations and AH LLC ceased paying the Company a monthly fee of $0.1 million for the maintenance and use of certain intellectual property transferred to us in the Management Internalization.

During the three months ended March 31, 2014, we incurred $17.6 million in aggregate acquisition and renovation fees to AH LLC prior to the termination of the Amended and Restated Agreement on Investment Opportunities, of which $17.3 million was capitalized related to asset acquisitions and included in the cost of the single-family properties and $0.3 million was expensed related to property acquisitions with in-place leases.

Employee Administration Agreement

In connection with the Management Internalization on June 10, 2013, we entered into an employee administration agreement with Malibu Management, Inc. (“MMI”), an affiliate of AH LLC, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of AH LLC. Under the terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and were able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We were required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We did not pay any fee or any other form of compensation to MMI. The agreement with MMI terminated on December 31, 2014. Effective January 1, 2015, all employees previously employed by MMI and performing services on our behalf became our employees. Total compensation and benefit costs paid by MMI and passed through to us under the agreement during the three months ended March 31, 2014, were $9.0 million.

Note 10. Earnings per share

The following table reflects the computation of net loss per share on a basic and diluted basis for the three months ended March 31, 2015 and 2014 (in thousands, except share data):

	For the Three Months
	Ended March 31,
	2015	2014
Income / (loss) (numerator):
Loss from continuing operations	$(8,265)	$(6,935)
Noncontrolling interest	3,956	3,620
Dividends on preferred shares	5,569	3,121
Net loss attributable to common shareholders	$(17,790)	$(13,676)

Weighted-average shares (denominator)	211,481,727	185,504,294

Net loss per share—basic and diluted	$(0.08)	$(0.07)

Total weighted-average shares for the three months ended March 31, 2015 and 2014, excludes an aggregate of 74,044,394 and 65,292,016, respectively, of shares or units in our Operating Partnership, Series A, B and C preferred shares, common shares issuable upon exercise of stock options, and restricted stock units because they were antidilutive.

Note 11. Commitments and contingencies

In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of March 31, 2015, and December 31, 2014, the Company had aggregate outstanding commitments of $4.1 million in connection with these contracts.

As of March 31, 2015, and December 31, 2014, we had commitments to acquire 119 and 703 single-family properties, respectively, with an aggregate purchase price of $17.3 million and $110.9 million, respectively.

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position.

Note 12. Fair value

The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company’s interest rate cap agreement, contingently convertible Series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis in the condensed consolidated financial statements.

As our securitization transactions were recently entered into, management believes that the carrying values of the securitization transactions reasonably approximate their fair values as of March 31, 2015, which have been estimated by discounting future cash flows at market rates (Level 2). These market rates have been estimated based on recent market activity, including our own securitization transactions. As our credit facility bears interest at a floating rate based on an index plus a spread, which is 30 day LIBOR plus 2.75%, and the credit spread is consistent with those demanded in the market for credit facilities with similar risks and maturities, management believes that the carrying value of the credit facility as of March 31, 2015, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

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

Valuation of the preferred shares derivative liability considers scenarios in which the preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considers certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan statistical areas, or MSAs, as outlined in the agreement.

The fair value of our interest rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements.

The following tables set forth the fair value of our interest rate cap agreement, the contingently convertible Series E units liability and preferred shares derivative liability as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$3	$—	$3

Liabilities:
Contingently convertible Series E units liability	$—	$—	$70,219	$70,219
Preferred shares derivative liability	$—	$—	$57,840	$57,840

	December 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$14	$—	$14

Liabilities:
Contingently convertible Series E units liability	$—	$—	$72,057	$72,057
Preferred shares derivative liability	$—	$—	$57,960	$57,960

The following table presents changes in the fair values of our Level 3 financial instruments, consisting of our contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

Description	January 1, 2015	Issuances	Remeasurement included in earnings	March 31, 2015
Liabilities:
Contingently convertible Series E units liability	$72,057	$—	$(1,838)	$70,219
Preferred shares derivative liability	$57,960	$—	$(120)	$57,840

Description	January 1, 2014	Issuances	Remeasurement included in earnings	March 31, 2014
Liabilities:
Contingently convertible Series E units liability	$66,938	$—	$2,756	$69,694
Preferred shares derivative liability	$28,150	$1,242	$457	$29,849

Changes in inputs or assumptions used to value the contingently convertible Series E units liability and preferred shares derivative liability may have a material impact on the resulting valuation.

Note 13. Subsequent events

Subsequent Acquisitions

From April 1, 2015, through April 30, 2015, we acquired 213 properties with an aggregate purchase price of approximately $28.4 million. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Borrowings on Credit Facility

From April 1, 2015, through April 30, 2015, the Company borrowed an additional $89.0 million under the credit facility and made payments on the credit facility totaling $40.0 million, resulting in an outstanding balance of $94.0 million as of April 30, 2015.

Declaration of Dividends

On May 7, 2015, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on June 30, 2015, to shareholders of record on June 15, 2015, and $0.05 per Class B common share payable on June 30, 2015, to shareholders of record on June 15, 2015. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company’s 5.0% Series A Participating Preferred Shares payable on June 30, 2015, to shareholders of record on June 15, 2015, $0.3125 per share on the Company’s 5.0% Series B Participating Preferred Shares payable on June 30, 2015, to shareholders of record on June 15, 2015, and $0.34375 per share on the Company’s 5.5% Series C Participating Preferred shares payable on June 30, 2015, to shareholders of record on June 15, 2015.

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

As of March 31, 2015, we owned 36,588 single-family properties in selected sub-markets of MSAs in 22 states, compared to 34,599 single-family properties in 22 states as of December 31, 2014, and 25,505 single-family properties in 22 states as of March 31, 2014. As of March 31, 2015, we had an additional 119 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $17.3 million. As of March 31, 2015, 31,183, or 85.2%, of our total properties were leased, compared to 20,666, or 81.0%, of our total properties as of March 31, 2014. As of March 31, 2015, our entire portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of March 31, 2015:

	Properties (1)		Gross Book Value			Averages Per Property
Market	Number of Properties	% of Total	($ millions)	% of Total	Avg. per Property	Square Footage	Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	3,013	8.2%	$480.0	7.6%	$159,310	2,136	11.4	2013
Indianapolis, IN	2,760	7.5%	419.5	6.7%	151,993	1,935	12.6	2013
Atlanta, GA	2,407	6.6%	388.8	6.2%	161,529	2,106	14.3	2013
Charlotte, NC	2,151	5.9%	370.9	5.9%	172,431	2,004	12.0	2013
Greater Chicago area, IL and IN	2,009	5.5%	352.2	5.6%	175,311	1,899	13.5	2013
Houston, TX	1,928	5.3%	332.3	5.3%	172,355	2,229	10.6	2013
Cincinnati, OH	1,814	5.0%	311.5	5.0%	171,720	1,846	13.0	2013
Tampa, FL	1,520	4.2%	286.1	4.5%	188,224	1,986	11.3	2013
Jacksonville, FL	1,436	3.9%	214.6	3.4%	149,443	1,916	11.1	2013
Nashville, TN	1,423	3.9%	295.5	4.7%	207,660	2,212	10.7	2013
All Others (2)	16,127	44.0%	2,837.5	45.1%	175,948	1,886	10.9	2013
Total / Average	36,588	100.0%	$6,288.9	100.0%	$171,885	1,966	12.3	2013

(1)  Includes 377 properties in which we hold an approximate one-third interest.

(2)  Represents 31 markets in 19 states.

The following table summarizes certain key leasing metrics as of March 31, 2015:

	Total Portfolio					Stabilized Properties (3)
			Avg. Scheduled	Avg. Original	Avg. Remaining			Total
	Leased	Occupancy	Monthly Rent	Lease Term	Lease Term	Leased	Occupancy	Stabilized
Market	Percentage (1)	Percentage (2)	Per Property	(months)	(months)	Percentage (1)	Percentage (2)	Properties
Dallas-Fort Worth, TX	90.4%	87.5%	$1,509	12.2	7.1	96.0%	92.9%	2,800
Indianapolis, IN	84.1%	81.0%	1,285	13.6	7.1	90.1%	86.7%	2,566
Atlanta, GA	83.4%	81.8%	1,318	12.3	7.0	95.0%	93.2%	2,081
Charlotte, NC	81.4%	79.1%	1,352	12.5	7.3	93.7%	91.1%	1,852
Greater Chicago area, IL and IN	84.8%	81.5%	1,664	14.1	6.6	94.1%	90.4%	1,788
Houston, TX	80.9%	78.1%	1,582	12.4	7.0	92.6%	89.3%	1,640
Cincinnati, OH	89.6%	85.6%	1,420	13.4	7.2	92.9%	88.7%	1,736
Tampa, FL	92.2%	89.9%	1,524	12.1	7.1	94.6%	92.2%	1,468
Jacksonville, FL	83.6%	81.3%	1,306	12.1	6.8	95.0%	92.4%	1,245
Nashville, TN	86.8%	83.8%	1,559	12.5	6.7	95.2%	91.8%	1,274
All Other (4)	84.7%	82.0%	1,367	12.5	7.3	92.8%	89.8%	14,537
Total / Average	85.2%	82.5%	$1,411	12.7	7.1	93.4%	90.4%	32,987

(1)                   A property is classified as leased upon the execution (i.e., the signature) of a lease agreement.

(2)                   A property is classified as occupied upon commencement (i.e., start date) of a lease agreement, which can occur contemporaneously with or subsequent to execution (i.e., signature)

(3)                   A property is classified as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days.

(4)                   Represents 31 markets in 19 states.

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

Property Acquisitions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available for sale through our acquisition channels, competition for our target assets and our available capital. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and the level of capital available to invest. During the quarter ended March 31, 2015, our total portfolio increased by 1,989 homes, including 1,220 homes acquired through broker acquisitions and 769 homes acquired through trustee acquisitions.

Prior to December 10, 2014, we paid an acquisition and renovation fee to AH LLC equal to 5% of all costs and expenses incurred in connection with the initial acquisition, repair and renovation of our single-family properties for its services in identifying, evaluating, acquiring and overseeing the renovation of our properties. On December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee and we hired all of AH LLC’s acquisition and renovation personnel necessary for our operations. No termination or other fee was paid to AH LLC in connection with the termination of AH LLC providing such services. Although we anticipate the internalization of AH LLC’s acquisition and renovation personnel to be cash flow positive to the Company, we expect a larger proportion of the internalized cost structure to be expensed in accordance with GAAP, compared to the 5% acquisition and renovation fee previously paid to AH LLC, which has been primarily capitalized related to asset acquisitions and included in the cost basis of our single-family properties.

Property Operations

The acquisition of properties involves expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association (“HOA”) fees, when applicable. In addition, we typically incur costs between $5,000 and $25,000 to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in initially accessing our homes to prepare them for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel, whether the property is located in a judicial or non-judicial foreclosure state, if applicable, and whether or not the home is occupied at the time of acquisition. This process of finalizing the acquisition and gaining initial access to the home can range from immediate access to multiple months and, on average, takes approximately 20 to 30 days. Additionally, after gaining access to the home, the time to renovate a property can vary significantly among properties and is most impacted by the age and condition of the property. On average, it takes approximately 50 to 60 days to complete the renovation process after gaining initial access to the home. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 30 days to lease a property after completing the renovation process. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 50 to 60 days to complete the turnover process.

Revenue

Our revenue is derived primarily from rents collected under lease agreements with tenants for our single-family properties. These include short-term leases that we enter into directly with our tenants, which typically have a term of one year. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to renovate and re-lease properties when tenants vacate. We generally do not offer free rent or other concessions in connection with leasing our properties. Additionally, our ability to collect revenues and related operating results are impacted by the credit worthiness and quality of our tenants. On average, our tenants have household incomes ranging from $70,000 to $100,000 and primarily consist of families with approximately two adults and one or more children.

In addition to rental revenues, we receive fees and other reimbursements, referred to as “tenant charge-backs”, from our tenants, which are primarily designed to recover costs for certain items, such as utilities, damages and maintenance. In accordance with GAAP, these fees and tenant charge-backs are presented gross in the condensed consolidated statements of operations.

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

Over the longer term and as our total portfolio occupancy stabilizes, our ability to maintain and grow revenues will become more dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on 4,969 and 2,031 leases that expired during the three months ended March 31, 2015 and 2014, we experienced tenant renewal rates of 79.2% and 83.0%, respectively, at an average rental rate increase on non-month-to-month leases of 3.6% and 2.8%, respectively. Including the impact of 814 and 364 early terminated tenants during the three months ended March 31, 2015 and 2014, respectively, we experienced tenant retention rates of 68.1% and 71.8%, respectively. To date, our leasing efforts have been primarily focused on increasing our overall portfolio occupancy rather than raising rental rates. We believe that there will be significant opportunity to optimize rental rates in the future as our total portfolio occupancy stabilizes.

Expenses

We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property Operating Expenses

Once a property is available for lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, primarily HOA fees (when applicable); property taxes; insurance; marketing expenses; repairs and maintenance; and turnover costs, which may not be subject to our control.

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

General and Administrative Expense

General and administrative expense primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expenses, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions.

Results of Operations

As we have rapidly grown our portfolio and have many properties in the early stages of operations, we distinguish our portfolio of initially leased homes between Same-Home properties and Non-Same-Home properties in evaluating our operating performance.  We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison, which allows the performance of these properties to be compared between periods. A property is considered stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other properties that have been initially leased, whether or not currently leased, are classified as Non-Same-Home.

One of the primary financial measures we use in evaluating the operating performance of our initially leased, whether or not currently leased, single-family properties is core net operating income (“Initially Leased Property Core NOI”), which we define as rents and fees from single-family properties, net of bad debt expense, less property operating expenses for leased single-family properties, excluding expenses reimbursed by tenant charge-backs and bad debt expense.  We use Initially Leased Property Core NOI as a primary financial measure as it reflects the economic operating performance of our properties that have been initially leased, without the impact of certain tenant reimbursed operating expenses that are presented gross in the condensed consolidated statements of operations in accordance with GAAP.

Comparison of the Three Months Ended March 31, 2015, to the Three Months Ended March 31, 2014

The following table presents a summary of Initially Leased Property Core NOI for our Same-Home properties, Non-Same-Home properties and total properties for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31, 2015
	Same-Home Properties	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$52,368		$68,312		$120,680
Fees from single-family properties	476		855		1,331
Bad debt	(561)		(710)		(1,271)
Core revenues from single-family properties	52,283		68,457		120,740

Leased property operating expenses:
Property tax expense	8,985	17.2%	11,883	17.4%	20,868	17.3%
HOA fees, net of tenant charge-backs	1,252	2.4%	1,492	2.2%	2,744	2.3%
Maintenance and turnover costs, net of tenant charge-backs	3,842	7.3%	4,463	6.5%	8,305	6.9%
Insurance	870	1.7%	1,088	1.6%	1,958	1.6%
Property management expenses	4,508	8.6%	5,904	8.6%	10,412	8.6%
Core property operating expenses	19,457	37.2%	24,830	36.3%	44,287	36.7%

Initially Leased Property Core NOI	$32,826	62.8%	$43,627	63.7%	$76,453	63.3%

	For the Three Months Ended March 31, 2014
	Same-Home Properties	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$51,593		$22,168		$73,761
Fees from single-family properties	439		919		1,358
Bad debt	(1,194)		(229)		(1,423)
Core revenues from single-family properties	50,838		22,858		73,696

Leased property operating expenses:
Property tax expense	8,156	16.1%	3,795	16.6%	11,951	16.2%
HOA fees, net of tenant charge-backs	1,334	2.6%	332	1.5%	1,666	2.3%
Maintenance and turnover costs, net of tenant charge-backs	4,102	8.1%	1,388	6.1%	5,490	7.4%
Insurance	974	1.9%	417	1.8%	1,391	1.9%
Property management expenses	4,288	8.4%	1,167	5.1%	5,455	7.4%
Core property operating expenses	18,854	37.1%	7,099	31.1%	25,953	35.2%

Initially Leased Property Core NOI	$31,984	62.9%	$15,759	68.9%	$47,743	64.8%

A reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Property Revenues

Same-Home Properties

Core property revenues from Same-Home properties for the three months ended March 31, 2015, increased $1.5 million, or 2.8%, to $52.3 million from $50.8 million for the three months ended March 31, 2014. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,409 per month during the first quarter of 2015, compared to $1,374 per month during the first quarter of 2014. Increased core property revenues from rental rate growth were partially offset by lower average occupancy levels, which decreased to 92.3% during the first quarter of 2015 from 94.6% during the first quarter of 2014.

Non-Same Home Properties

Core property revenues from Non-Same-Home properties were $68.5 million and $22.9 million for the three months ended March 31, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home properties, which rose to 16,271 leased properties for the three months ended March 31, 2015, from 5,551 leased properties for the three months ended March 31, 2014.

Core Leased Property Operating Expenses

Core leased property operating expenses consist of direct property operating expenses, net of tenant chargebacks, and property management costs associated with properties that have been initially leased, whether or not they are currently leased.

Same-Home Properties

Core leased property operating expenses from Same-Home properties for the three months ended March 31, 2015, increased $0.6 million, or 3.2%, to $19.5 million from $18.9 million for the three months ended March 31, 2014. This increase was primarily attributable to $0.4 million of net property tax credits that were recognized during the three months ended March 31, 2014.

As a percentage of total Same-Home core revenues from single-family properties, Same-Home core leased property operating expenses were 37.2% for the three months ended March 31, 2015, relatively consistent with 37.1% for the three months ended March 31, 2014.

Non-Same-Home Properties

Core leased property operating expenses from Non-Same-Home properties were $24.8 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of initially leased Non-Same-Home properties, which rose to 18,161 initially leased properties for the quarter ended March 31, 2015, from 6,585 initially leased properties for the quarter ended March 31, 2014.

Vacant Property Operating Expenses and Other

Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $6.0 million and $9.0 million for the first quarters of 2015 and 2014, respectively. This decrease was primarily attributable to a lower number of renovated, but not initially leased, homes during the first quarter of 2015, compared to the first quarter of 2014.

Additionally, during the first quarter of 2014, we incurred approximately $1.2 million of freeze-related damages as a result of severe weather conditions in certain markets. As these damages are expected to be fully recovered through insurance reimbursement, we have reflected our related aggregate insurance deductible of $0.4 million (representing our total aggregate deductible based on three separate winter storms) within vacant property operating expenses and other in the condensed consolidated statements of operations. As a result of the severe weather conditions in certain markets, we also incurred increased vacant property operating costs associated with higher utility usage and cold weather maintenance during the first quarter of 2014.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $6.1 million for the quarter ended March 31, 2015, compared to $5.1 million for the same period in 2014. Annualized general and administrative expense for the quarter ended March 31, 2015, was 0.37% of total quarter-end assets, compared to general and administrative expense of 0.45% of total quarter-end assets for the same period in 2014.

Interest Expense

Interest expense was $15.7 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. This increase was primarily due to a rise in aggregate borrowings to $2.2 billion at March 31, 2015, from $671.0 million at March 31, 2014.

Acquisition Fees and Costs Expensed

Prior to December 10, 2014, we paid an acquisition and renovation fee to AH LLC equal to 5% of all costs and expenses incurred in connection with the initial acquisition, repair and renovation of our single-family properties for its services in identifying, evaluating, acquiring and overseeing the renovation of our properties. For properties that were leased at the time of acquisition, these costs were expensed, rather than capitalized, as a component of the acquisition cost. On December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee and we hired all of AH LLC’s acquisition and renovation personnel necessary for our operations. All costs of our internal acquisition function are now expensed in accordance with GAAP, compared to the 5% fee previously paid to AH LLC, which was primarily capitalized related to asset acquisitions and included in the cost basis of our single-family properties.

For the quarter ended March 31, 2015, acquisition fees and costs expensed included $5.1 million of costs associated with purchases of single-family properties and $0.8 million of transaction costs related to recent portfolio transactions. For the quarter ended March 31, 2014, acquisition fees and costs expensed included $0.3 million of acquisition fees and related costs associated with single-family properties acquired with in-place leases and $0.2 million of transaction costs incurred in pursuing unsuccessful single-family property acquisitions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $53.7 million and $35.1 million for the three months ended March 31, 2015 and 2014, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to our policies during the three months ended March 31, 2015. For a discussion of recent accounting pronouncements, see “Note 2—Significant Accounting Policies.”

Income Taxes

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), which commenced with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income.

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

ASC 740-10 Income Taxes requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of March 31, 2015, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of March 31, 2015, included cash and cash equivalents of $115.7 million. Additionally, as of March 31, 2015, $45.0 million was outstanding under our credit facility, which provides for maximum borrowings of up to $800 million. From April 1, 2015, through April 30, 2015, the Company borrowed an additional $89.0 million under the credit facility and made payments on the credit facility totaling $40.0 million, resulting in an outstanding balance of $94.0 million as of April 30, 2015.

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

To qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate exceed our net taxable income in the relevant year.

Cash Flows

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses.

During the first quarter of 2015, net cash provided by operating activities was $28.9 million, which included inflows of $55.2 million from noncash adjustments to net loss, partially offset by outflows of $18.0 million from other changes in operating assets and liabilities and by a net loss of $8.3 million. Net cash used for investing activities was $373.2 million, which primarily consisted of cash outflows of $295.0 million related to the acquisition of properties and $60.0 million of renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, blinds and landscaping. Net cash provided by financing activities was $351.2 million, which primarily consisted of cash inflows of $552.8 million in proceeds from our securitization transaction, partially offset by net repayments of borrowings under our credit facility of $162.0 million. Net cash provided by total operations during the first quarter of 2015 was $6.9 million.

During the first quarter of 2014, net cash provided by operating activities was $47.2 million, which included $40.4 million from noncash adjustments to net loss and $13.7 million from other changes in operating assets and liabilities, partially offset by net loss of $6.9 million. Net cash used for investing activities was $379.1 million, which primarily consisted of cash outflows of $333.7 million related to the acquisition of properties and $45.4 million of renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, blinds and landscaping. Net cash provided by financing activities was $286.1 million, which primarily consisted of cash inflows of $296.0 million in net borrowings under our credit facility. Net cash used for total operations during the first quarter of 2014 was $45.7 million.

Credit Facility

In March 2013, the Company entered into a $500 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through March 7, 2016, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The credit facility is secured by our Operating Partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of March 31, 2015, the Company was in compliance with all loan covenants. The Company had $45.0 million and $207.0 million in total outstanding borrowings under the credit facility at March 31, 2015, and December 31, 2014, respectively. Management believes that the carrying value of the credit facility as of March 31, 2015, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

Asset-Backed Securitization

In March 2015, we completed a private securitization transaction (the “2015-SFR1 securitization”), in which a newly-formed special purpose entity (the “Borrower”) entered into a loan with a third-party lender for $552.8 million represented by a promissory note. The Borrower under the loan is wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner is wholly owned by the Operating Partnership. The loan is a fixed rate loan with a 30 year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%. The loan requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount. The loan has an anticipated repayment date of April 9, 2025. In the event the loan is not repaid on April 9, 2025, the interest rate on each component is increased to a rate per annum equal to the sum of 3% plus the greater of: (a) the initial interest rate and (b) a rate equal to the sum of (i) the bid side yield to maturity for the “on the run” United States Treasury note with a 10 year maturity plus the mid-market 10 year swap spread, plus (ii) the component rate spread for each component.

The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for eight classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $552.8 million, before issuance costs of $13.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest.

The loan is secured by first priority mortgages on a pool of 4,661 single-family residential properties transferred to the Borrower from the Company’s portfolio of properties. The Borrower’s homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loan, the Borrower’s properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the Borrower becomes a disqualified property under the terms of the loan, and the Borrower is limited in its ability to incur any additional indebtedness.

The loan is also secured by a security interest in all of the Borrower’s personal property and a pledge of all of the assets of the Equity Owner, including a security interest in its membership interest in the Borrower. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings.

The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the twelve month period following the date of determination. As of March 31, 2015, the Company was in compliance with all covenants under the loan agreement.

The Company has accounted for the transfer of the note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 4,661 homes placed as collateral for the note. The principal balance outstanding on the note was $552.8 million as of March 31, 2015, and included in asset-backed securitizations within the condensed consolidated balance sheets. The 4,661 collateral homes had a net book value of $751.2 million as of March 31, 2015. As the 2015-SFR1 securitization was recently entered into on March 6, 2015, management believes that the carrying value of the securitization reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Non-GAAP Measures

Initially Leased Property Core NOI

Initially Leased Property Core NOI is a supplemental non-GAAP financial measure. The Company defines Initially Leased Property Core NOI as rents and other revenue from single-family properties, net of bad debt expense, less property operating expenses for leased single-family properties, excluding expenses reimbursed by tenant charge-backs and bad debt expense. The Company considers Initially Leased Property Core NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our properties that have been initially leased, without the impact of certain tenant reimbursed operating expenses that are presented gross in the condensed consolidated statements of operations in accordance with GAAP. It should be considered only as a supplement to net loss as a measure of our performance. Initially Leased Property Core NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. Initially Leased Property Core NOI also should not be used as a supplement to or substitute for net loss or net cash flows from operating activities (as computed in accordance with GAAP).

The following is a reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP (in thousands):

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss	$(8,265)	$(6,935)
Remeasurement of Preferred Shares	(120)	457
Remeasurement of Series E units	(1,838)	2,756
Depreciation and amortization	53,664	35,131
Acquisition fees and costs expensed	5,908	452
Noncash share-based compensation expense	696	532
Interest expense	15,670	1,502
General and administrative expense	6,131	5,074
Property operating expenses for vacant single-family properties and other	5,972	9,043
Other revenues	(1,365)	(269)
Net operating income	76,453	47,743
Tenant charge-backs	8,372	1,890
Expenses reimbursed by tenant charge-backs	(8,372)	(1,890)
Bad debt expense excluded from operating expenses	1,271	1,423
Bad debt expense included in revenues	(1,271)	(1,423)
Initially Leased Property Core NOI	76,453	47,743

Funds from Operations and Core Funds from Operations

Funds from operations (“FFO”) is a non-GAAP measure that we calculate in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Core funds from operations (“Core FFO”) is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute Core FFO by adjusting FFO for (a) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of properties with existing leases, (b) noncash share-based compensation expense and (c) noncash fair value adjustments associated with remeasuring our Series E units liability and preferred shares derivative liability to fair value.

We present FFO and FFO per FFO share and unit (defined as weighted-average common shares outstanding, with assumed conversion of all Operating Partnership units that are potentially convertible into common shares) because we consider FFO to be an important measure of the performance of real estate companies, as do many analysts in evaluating our Company. We believe that FFO is a helpful measure of a REIT’s performance since FFO excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time.  We believe that real estate values fluctuate due to market conditions and in response to inflation. We also believe that Core FFO and Core FFO per FFO share and unit are helpful to investors as supplemental measures of the operating performance of our Company as they allow investors to compare our operating performance to prior reporting periods without the effect of certain items that, by nature, are not comparable from period to period. FFO and Core FFO are not a substitute for net cash flow provided by operating activities or net loss per share, as determined in accordance with GAAP, as a measure of our liquidity, operating performance or ability to pay dividends. FFO and Core FFO also are not necessarily indicative of cash available to fund future cash needs. Because other REITs may not compute FFO and Core FFO in the same manner, FFO and Core FFO may not be comparable among REITs.

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO and Core FFO for the three months ended March 31, 2015 and 2014 (amounts in thousands, except share data):

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(17,790)	$(13,676)
Adjustments:
Noncontrolling interests in the Operating Partnership	3,869	3,715
Depreciation and amortization of real estate assets	51,204	33,827
Funds from operations	$37,283	$23,866
Adjustments:
Acquisition fees and costs expensed	5,908	452
Noncash share-based compensation expense	696	532
Remeasurement of Series E units	(1,838)	2,756
Remeasurement of Preferred shares	(120)	457
Core funds from operations	$41,929	$28,063
Weighted-average number of FFO shares and units (1)	265,758,371	239,127,560
FFO per weighted-average FFO share and unit	$0.14	$0.10
Core FFO per weighted-average FFO share and unit	$0.16	$0.12

(1)         Includes weighted-average common shares outstanding and assumes full conversion of all Operating Partnership units outstanding, including Class A units, which totaled 14,440,670 at March 31, 2015, and 13,787,292 at March 31, 2014, as well as 31,085,974 Series C units, 4,375,000 Series D units and 4,375,000 Series E units at March 31, 2015 and 2014.

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

As of March 31, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility and 2014-SFR1 securitization of $45.0 million and $477.4 million, respectively.  All borrowings under our credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%, while borrowings under the 2014-SFR1 securitization bear interest at a duration-weighted blended interest rate of LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$(5,215)	$(6,856)
Rate decrease of 1% (2)	$81	$331

(1)              Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of March 31, 2015.

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

ITEM 4.                         Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item  1.                               Legal Proceedings

The Company currently is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item  1A.                      Risk Factors

There have been no material changes to our risk factors from those disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Not required.

(b)         Not required.

(c)          The Company did not repurchase any of its equity securities during the quarter ended March 31, 2015.

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
Date: May 11, 2015

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

2.7‡

Agreement and Plan of Merger, dated July 1, 2014, by and among American Homes 4 Rent, AMH Portfolio One, LLC, Beazer Pre-Owned Rental Homes, Inc. and KKR Fund Holdings L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 7, 2014.)

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

3.5

Articles Supplementary for American Homes 4 Rent 5.500% Series C Participating Preferred Shares (Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-195575) filed May 1, 2014)

3.6

Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

Exhibit Number	Exhibit Document
10.1‡

Loan Agreement dated as of March 6, 2015 between AMH 2015-1 Borrower, LLC, as Borrower and Goldman Sachs Mortgage Company, as Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2015.)

10.2‡

Fifth Omnibus Joinder and Amendment Agreement dated as of March 9, 2015 among Wells Fargo Bank, national association as lender, subsidiaries of American Homes 4 Rent identified therein as Borrowers, American Homes 4 Rent, L.P., AH4R Properties LLC and American Homes 4 Rent I, LLC, each as Existing Pledgors/Guarantors and subsidiaries of the company identified as joining as a pledgor or guarantor. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 11, 2015.)

10.3

Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

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

‡                          The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.