Form 10-Q
period 2015-06-30
American Homes 4 Rent
filed 2015-08-10
CIK 1562401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

There were 210,852,089 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on August 5, 2015.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

American Homes 4 Rent

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Single-family properties:
Land	$1,192,335	$1,104,409
Buildings and improvements	5,263,599	4,808,706
Single-family properties held for sale	6,387	3,818
	6,462,321	5,916,933
Less: accumulated depreciation	(300,173)	(206,262)
Single-family properties, net	6,162,148	5,710,671
Cash and cash equivalents	90,657	108,787
Restricted cash	94,837	77,198
Rent and other receivables, net	12,184	11,009
Escrow deposits, prepaid expenses and other assets	118,516	118,783
Deferred costs and other intangibles, net	62,299	54,582
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,655	120,655
Total assets	$6,686,962	$6,227,351

Liabilities
Credit facility	$177,000	$207,000
Asset-backed securitizations	2,063,663	1,519,390
Secured note payable	51,200	51,644
Accounts payable and accrued expenses	158,037	149,706
Amounts payable to affiliates	1,863	—
Contingently convertible Series E units liability	68,076	72,057
Preferred shares derivative liability	57,260	57,960
Total liabilities	2,577,099	2,057,757

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 210,852,089 and 210,838,831 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	2,108	2,108
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2015, and December 31, 2014	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 17,060,000 issued and outstanding at June 30, 2015, and December 31, 2014	171	171
Additional paid-in capital	3,619,503	3,618,207
Accumulated deficit	(226,797)	(170,162)
Accumulated other comprehensive loss	(199)	(229)
Total shareholders’ equity	3,394,792	3,450,101

Noncontrolling interest	715,071	719,493
Total equity	4,109,863	4,169,594

Total liabilities and equity	$6,686,962	$6,227,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rents from single-family properties	$137,818	$88,871	$258,498	$162,632
Fees from single-family properties	2,204	1,889	3,535	3,247
Tenant charge-backs	11,962	3,138	20,334	5,028
Other	1,644	406	3,009	675
Total revenues	153,628	94,304	285,376	171,582

Expenses:
Property operating expenses
Leased single-family properties	67,823	37,299	121,753	66,565
Vacant single-family properties and other	4,456	5,842	10,428	14,885
General and administrative expense	6,276	5,703	12,407	10,777
Interest expense	22,003	3,888	37,673	5,390
Noncash share-based compensation expense	734	612	1,430	1,144
Acquisition fees and costs expensed	4,236	919	10,144	1,371
Depreciation and amortization	59,221	38,325	112,885	73,456
Total expenses	164,749	92,588	306,720	173,588

Remeasurement of Series E units	2,143	(4,944)	3,981	(7,700)
Remeasurement of preferred shares	580	(141)	700	(598)

Net loss	(8,398)	(3,369)	(16,663)	(10,304)

Noncontrolling interest	3,730	4,212	7,686	7,832
Dividends on preferred shares	5,569	4,669	11,138	7,790

Net loss attributable to common shareholders	$(17,697)	$(12,250)	$(35,487)	$(25,926)

Weighted-average shares outstanding—basic and diluted	211,487,164	185,515,651	211,484,461	185,510,004

Net loss attributable to common shareholders per
share—basic and diluted	$(0.08)	$(0.07)	$(0.17)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(8,398)	$(3,369)	$(16,663)	$(10,304)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate cap agreement:
Unrealized interest rate cap agreement gain (loss) arising during the period	30	(212)	30	(212)
Unrealized gain (loss) on interest rate cap agreement	30	(212)	30	(212)

Other comprehensive income (loss)	30	(212)	30	(212)
Comprehensive loss	(8,368)	(3,581)	(16,633)	(10,516)
Comprehensive income attributable to noncontrolling interests	3,728	4,227	7,684	7,847
Dividends on preferred shares	5,569	4,669	11,138	7,790
Comprehensive loss attributable to common shareholders	$(17,665)	$(12,477)	$(35,455)	$(26,153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statement of Equity

(Amounts in thousands, except share data)

(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
							Additional		Accumulated other
	Number		Number		Number		paid-in	Accumulated	comprehensive	Shareholders’	Noncontrolling	Total
	of shares	Amount	of shares	Amount	of shares	Amount	capital	deficit	loss	equity	interest	equity

Balances at December 31, 2014	210,838,831	$2,108	635,075	$6	17,060,000	$171	$3,618,207	$(170,162)	$(229)	$3,450,101	$719,493	$4,169,594

Share-based compensation	—	—	—	—	—	—	1,430	—	—	1,430	—	1,430

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	13,258	—	—	—	—	—	(134)	—	—	(134)	—	(134)

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(11,138)	—	(11,138)	—	(11,138)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(12,108)	(12,108)
Common shares	—	—	—	—	—	—	—	(21,148)	—	(21,148)	—	(21,148)

Net (loss) income	—	—	—	—	—	—	—	(24,349)	—	(24,349)	7,686	(16,663)

Total other comprehensive income	—	—	—	—	—	—	—	—	30	30	—	30

Balances at June 30, 2015	210,852,089	$2,108	635,075	$6	17,060,000	$171	$3,619,503	$(226,797)	$(199)	$3,394,792	$715,071	$4,109,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(16,663)	$(10,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,885	73,456
Noncash amortization of deferred financing costs	3,500	446
Noncash share-based compensation	1,430	1,144
Provision for bad debt	2,785	2,385
Remeasurement of Series E units	(3,981)	7,700
Remeasurement of preferred shares	(700)	598
Equity in net loss (income) of unconsolidated ventures	273	(17)
Other changes in operating assets and liabilities:
Rent and other receivables	(5,305)	(2,029)
Restricted cash for resident security deposits	(9,223)	(10,281)
Prepaid expenses and other assets	2,546	6,028
Deferred leasing costs	(5,421)	(3,503)
Accounts payable and accrued expenses	6,267	7,884
Resident security deposit liability	9,223	10,281
Amounts payable to affiliates	6,211	4,882
Net cash provided by operating activities	103,827	88,670

Investing activities
Cash paid for single-family properties	(438,689)	(597,717)
Escrow deposits for purchase of single-family properties	(3,113)	6,044
Increase in restricted cash related to lender requirements	(8,416)	(10,201)
Investment in unconsolidated joint ventures	(10,003)	(12,191)
Investments in mortgage financing receivables	(7,731)	(17,465)
Initial renovations to single-family properties	(93,655)	(91,427)
Other capital expenditures for single-family properties	(15,925)	—
Net cash used for investing activities	(577,532)	(722,957)

Financing activities
Net proceeds from issuance of preferred shares	—	189,433
Proceeds from exercise of stock options	—	431
Proceeds from asset-backed securitizations	552,830	480,970
Payments on asset-backed securitizations	(8,557)	—
Proceeds from credit facility	628,000	837,909
Payments on credit facility	(658,000)	(731,909)
Payments on secured note	(444)	—
Distributions to noncontrolling interests	(12,108)	(11,805)
Distributions to common shareholders	(21,148)	(18,551)
Distributions to preferred shareholders	(11,138)	(7,790)
Deferred financing costs paid	(13,860)	(14,315)
Net cash provided by financing activities	455,575	724,373

Net (decrease) increase in cash and cash equivalents	(18,130)	90,086
Cash and cash equivalents, beginning of period	108,787	148,989
Cash and cash equivalents, end of period	$90,657	$239,075

Supplemental cash flow information
Cash payments for interest	$(33,431)	$(8,473)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions	$(344)	$(4,076)
Amounts payable to affiliates related to property acquisitions	$—	$647
Accrued distribution to Series C convertible units	$4,698	$4,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (the “Company,” “we,” “our” and “us”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of June 30, 2015, the Company held 37,491 single-family properties in 22 states, including 44 properties held for sale.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest within the condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. The recognition and measurement guidance for debt issuance costs is not affected and amortization of such costs will continue to be reported as interest expense. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods, with early adoption permitted and retrospective application required. The Company expects to adopt the guidance effective January 1, 2016, and the impact will be a reduction of deferred costs and other intangibles, net, as well as a corresponding reduction of the associated debt liability.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Among other changes, it modifies the criteria used in the variable interest model and eliminates the presumption that a general partner should consolidate a limited partnership in the voting model. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods, with early adoption permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on its financial statements.

Note 3. Single-Family Properties

Single-family properties, net, consists of the following as of June 30, 2015, and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Number of properties	Net book value
Leased single-family properties	34,903	$5,746,687
Single-family properties being renovated	686	98,435
Single-family properties being prepared for re-lease	355	56,788
Vacant single-family properties available for lease	1,503	253,851
Single-family properties held for sale	44	6,387
Total	37,491	$6,162,148

	December 31, 2014
	Number of properties	Net book value
Leased single-family properties	28,250	$4,631,797
Single-family properties being renovated	2,886	476,120
Single-family properties being prepared for re-lease	630	104,974
Vacant single-family properties available for lease	2,807	493,962
Single-family properties held for sale	26	3,818
Total	34,599	$5,710,671

Single-family properties, net at June 30, 2015, and December 31, 2014, included $21.7 million and $114.6 million, respectively, related to properties for which the recorded grant deed has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $53.2 million and $34.8 million for the three months ended June 30, 2015 and 2014, respectively, and $101.9 million and $65.8 million for the six months ended June 30, 2015 and 2014, respectively.

Note 4. Rent and Other Receivables

Included in rent and other receivables, net is an allowance for doubtful accounts of $1.7 million and $0.5 million as of June 30, 2015, and December 31, 2014, respectively. Also included in rent and other receivables, net, are receivables related to payments made on single-family properties for which sales have been rescinded or unwound due to legal issues beyond our control, which totaled $0.2 million and $1.1 million as of June 30, 2015, and December 31, 2014, respectively, and other non-tenant receivables, which totaled $2.5 million and $2.4 million as of June 30, 2015, and December 31, 2014, respectively.

Note 5. Deferred Costs and Other Intangibles

Deferred costs and other intangibles, net, consists of the following as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Deferred leasing costs	$12,581	$18,307
Deferred financing costs	66,873	53,013
Intangible assets:
In-place lease values	3,712	10,468
Trademark	3,100	3,100
Database	2,100	2,100
	88,366	86,988
Less: accumulated amortization	(26,067)	(32,406)
Total	$62,299	$54,582

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $4.0 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively, and $7.2 million and $7.7 million for the six months ended June 30, 2015 and 2014, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs was $2.4 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $4.4 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2015, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2015	$3,374	$4,753	$217	$330	$150
2016	1,229	9,416	55	660	300
2017	—	7,926	—	752	300
2018	—	7,428	—	—	300
2019	—	5,257	—	—	300
Thereafter	—	19,420	—	—	132
Total	$4,603	$54,200	$272	$1,742	$1,482

Note 6. Debt

The following table presents the Company’s debt as of June 30, 2015, and December 31, 2014 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2015	December 31, 2014
2014-SFR1 securitization (2)	1.79%	June 9, 2019	$476,160	$478,565
2014-SFR2 securitization	4.42%	October 9, 2024	509,868	512,435
2014-SFR3 securitization	4.40%	December 9, 2024	525,776	528,390
2015-SFR1 securitization (3)	4.14%	April 9, 2045	551,859	—
Total asset-backed securitizations			2,063,663	1,519,390
Secured note payable	4.06%	July 1, 2019	51,200	51,644
Credit facility (4)	2.94%	September 30, 2018	177,000	207,000
Total debt			$2,291,863	$1,778,034

(1)               Interest rates are as of June 30, 2015. Unless otherwise stated, interest rates are fixed percentages.

(2)               The 2014-SFR1 securitization bears interest at a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The maturity date of June 9, 2019, reflects the fully extended maturity date based on an initial two-year loan term and three, 12-month extension options, at the Company’s election, provided there is no event of default and compliance with certain other terms.

(3)               The 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(4)               The credit facility provides for a borrowing capacity of up to $800.0 million through March 2016 and bears interest at LIBOR plus 2.75% (3.125% beginning in March 2017). Any outstanding borrowings upon expiration of the credit facility period in March 2016 will become due in September 2018.

Asset-Backed Securitization

In March 2015, we completed a private securitization transaction (the “2015-SFR1 securitization”), in which a newly-formed special purpose entity (the “Borrower”) entered into a loan with a third-party lender for $552.8 million represented by a promissory note. The Borrower under the loan is wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner is wholly owned by the Operating Partnership. The loan is a fixed-rate loan with a 30 year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%. The loan requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount. The loan has an anticipated repayment date of April 9, 2025. In the event the loan is not repaid on April 9, 2025, the interest rate on each component is increased to a rate per annum equal to the sum of 3% plus the greater of: (a) the initial interest rate and (b) a rate equal to the sum of (i) the bid side yield to maturity for the “on the run” United States Treasury note with a 10 year maturity plus the mid-market 10 year swap spread, plus (ii) the component rate spread for each component.

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

The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the twelve month period following the date of determination. As of June 30, 2015, the Company was in compliance with all covenants under the loan agreement.

The Company has accounted for the transfer of the note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 4,661 homes placed as collateral for the note. The principal balance outstanding on the note was $551.9 million as of June 30, 2015, and was included in asset-backed securitizations within the condensed consolidated balance sheets. The 4,661 collateral homes had a net book value of $746.9 million as of June 30, 2015.

Credit Facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through March 7, 2016, at which point, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The credit facility is secured by our Operating Partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of June 30, 2015, the Company was in compliance with all loan covenants. The Company had $177.0 million and $207.0 million in total outstanding borrowings under the credit facility at June 30, 2015, and December 31, 2014, respectively.

Interest Expense

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross interest	$23,913	$6,298	$44,152	$10,728
Capitalized interest	(1,910)	(2,410)	(6,479)	(5,338)
Interest expense	$22,003	$3,888	$37,673	$5,390

Note 7. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable	$92	$4,925
Accrued property taxes	55,775	49,018
Other accrued liabilities	33,105	28,972
Accrued construction and maintenance liabilities	16,965	23,914
Resident security deposits	52,100	42,877
Total	$158,037	$149,706

Note 8. Shareholders’ Equity

Participating Preferred Shares

As of June 30, 2015, the initial liquidation preference on the Company’s participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company’s outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $444.5 million.

Distributions

Our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares during the quarters ended June 30, 2015 and 2014. Distributions declared on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares during the quarter ended June 30, 2015, totaled $0.3125 per share, $0.3125 per share and $0.34375 per share, respectively. Distributions declared on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares during the quarter ended June 30, 2014, totaled $0.3125 per share, $0.3125 per share and $0.225347 per share, respectively. Our board of trustees declared distributions that totaled $0.15113 per share on our Series C convertible units during the quarters ended June 30, 2015 and 2014.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interest held by AH LLC in units in the Company’s Operating Partnership. AH LLC owned 14,440,670, or approximately 6.4%, of the total 225,927,834 and 225,914,576 Class A units in the Operating Partnership as of June 30, 2015, and December 31, 2014, respectively. Additionally, AH LLC owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of June 30, 2015, and December 31, 2014. Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

Noncontrolling interest as reflected in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2015, of $3.7 million and $7.7 million, respectively, primarily consisted of $4.7 million and $9.4 million, respectively, of preferred income allocated to Series C convertible units, $0.8 million and $1.6 million, respectively, of net loss allocated to Class A units and $0.2 million and $0.1 million, respectively, of net loss allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries. Noncontrolling interest for the three and six months ended June 30, 2014, of $4.2 million and $7.8 million, respectively, primarily consisted of $4.7 million and $9.2 million, respectively, of preferred income allocated to Series C convertible units, $0.6 million and $1.3 million, respectively, of net loss allocated to Class A units and $0.1 million of net income and $0.1 million of net loss, respectively, allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries.

2012 Equity Incentive Plan

During the six months ended June 30, 2015 and 2014, the Company granted stock options for 588,500 and 1,220,000 Class A common shares, respectively, and 44,000 and 92,000 restricted stock units, respectively, to certain employees of the Company under the 2012 Equity Incentive Plan (the “Plan”). The options and restricted stock units granted during the six months ended June 30, 2015 and 2014, vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2015 and 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2014	1,190,000	$15.48	9.3	$862
Granted	1,220,000	16.74
Exercised	(28,750)	15.00		74
Forfeited	(216,250)	15.70
Options outstanding at June 30, 2014	2,165,000	$16.17	9.3	$3,438
Options exercisable at June 30, 2014	131,250	$15.00	8.4	$362

Options outstanding at January 1, 2015	2,165,000	$16.17	8.8	$1,890
Granted	588,500	16.49
Exercised	—	—		—
Forfeited	(125,500)	16.57
Options outstanding at June 30, 2015	2,628,000	$16.23	8.5	$535
Options exercisable at June 30, 2015	661,250	$15.93	7.7	$274

(1)               Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the six months ended June 30, 2015 and 2014:

	2015	2014
Weighted-average fair value	$4.57	$4.89
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	35.9%	37.3%
Risk-free interest rate	1.9%	2.2%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the six months ended June 30, 2015 and 2014:

	2015	2014
Restricted stock units at beginning of period	85,000	—
Units awarded	44,000	92,000
Units vested	(21,250)	—
Units forfeited	(7,400)	(2,000)
Restricted stock units at end of the period	100,350	90,000

Total non-cash share-based compensation expense related to stock options and restricted stock units was $0.7 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

Note 9. Related Party Transactions

As of June 30, 2015, and December 31, 2014, AH LLC owned approximately 3.3% of our outstanding Class A common shares. On a fully-diluted basis, AH LLC held (including consideration of 635,075 Class B common shares as of June 30, 2015, and December 31, 2014, 14,440,670 Class A common units as of June 30, 2015, and December 31, 2014, 31,085,974 Series C convertible units as of June 30, 2015, and December 31, 2014, 4,375,000 Series D units as of June 30, 2015, and December 31, 2014, and 4,375,000 Series E units as of June 30, 2015, and December 31, 2014) an approximate 21.8% interest at June 30, 2015, and December 31, 2014.

As of June 30, 2015, the Company had a net payable of $1.9 million due to AH LLC, which has been included in amounts payable to affiliates within the condensed consolidated balance sheets. This amount primarily consisted of Series C distributions payable to AH LLC, partially offset by receivables from affiliates related to fees and reimbursable expenditures. As of December 31, 2014, the Company had a net receivable of $4.0 million due from AH LLC, which has been included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. This amount primarily consisted of receivables due from AH LLC related to working capital settlement items.

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

During the three and six months ended June 30, 2014, we incurred $9.2 million and $26.8 million in aggregate acquisition and renovation fees to AH LLC prior to the termination of the Amended and Restated Agreement on Investment Opportunities, of which $8.3 million and $25.6 million was capitalized related to asset acquisitions and included in the cost of the single-family properties and $0.9 million and $1.2 million was expensed related to property acquisitions with in-place leases, respectively.

Employee Administration Agreement

In connection with the Management Internalization on June 10, 2013, we entered into an employee administration agreement with Malibu Management, Inc. (“MMI”), an affiliate of AH LLC, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of AH LLC. Under the terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and were able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We were required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We did not pay any fee or any other form of compensation to MMI. The agreement with MMI terminated on December 31, 2014. Effective January 1, 2015, all employees previously employed by MMI and performing services on our behalf became our employees. Total compensation and benefit costs paid by MMI and passed through to us under the agreement during the three and six months ended June 30, 2014, were $10.1 million and $19.1 million, respectively.

Note 10. Earnings per Share

The following table reflects the computation of net loss per share on a basic and diluted basis for the three and six months ended June 30, 2015 and 2014 (in thousands, except share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income / (loss) (numerator):
Net loss	$(8,398)	$(3,369)	$(16,663)	$(10,304)
Noncontrolling interest	3,730	4,212	7,686	7,832
Dividends on preferred shares	5,569	4,669	11,138	7,790
Net loss attributable to common shareholders	$(17,697)	$(12,250)	$(35,487)	$(25,926)

Weighted-average shares (denominator)	211,487,164	185,515,651	211,484,461	185,510,004

Net loss per share—basic and diluted	$(0.08)	$(0.07)	$(0.17)	$(0.14)

Total weighted-average shares for the three and six months ended June 30, 2015, excludes an aggregate of 74,064,994, and for the three and six months ended June 30, 2014, excludes an aggregate of 72,938,266, of shares or units in our Operating Partnership, Series A, B and C preferred shares, common shares issuable upon exercise of stock options, and restricted stock units because they were antidilutive.

Note 11. Commitments and Contingencies

In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of June 30, 2015, and December 31, 2014, the Company had aggregate outstanding commitments of $2.2 million and $4.1 million, respectively, in connection with these contracts.

As of June 30, 2015, and December 31, 2014, we had commitments to acquire 171 and 703 single-family properties, respectively, with an aggregate purchase price of $26.4 million and $110.9 million, respectively.

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

As our securitization transactions were recently entered into, management believes that the carrying values of the securitization transactions reasonably approximate their fair values as of June 30, 2015, which have been estimated by discounting future cash flows at market rates (Level 2). These market rates have been estimated based on recent market activity, including our own securitization transactions. As our credit facility bears interest at a floating rate based on an index plus a spread, which is 30 day LIBOR plus 2.75%, and the credit spread is consistent with those demanded in the market for credit facilities with similar risks and maturities, management believes that the carrying value of the credit facility as of June 30, 2015, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates (Level 2).

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

The following tables set forth the fair value of our interest rate cap agreement, the contingently convertible Series E units liability and preferred shares derivative liability as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$1	$—	$1

Liabilities:
Contingently convertible Series E units liability	$—	$—	$68,076	$68,076
Preferred shares derivative liability	$—	$—	$57,260	$57,260

	December 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$14	$—	$14

Liabilities:
Contingently convertible Series E units liability	$—	$—	$72,057	$72,057
Preferred shares derivative liability	$—	$—	$57,960	$57,960

The following table presents changes in the fair values of our Level 3 financial instruments, consisting of our contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014 (in thousands):

Description	January 1, 2015	Issuances	Remeasurement included in earnings	June 30, 2015
Liabilities:
Contingently convertible Series E units liability	$72,057	$—	$(3,981)	$68,076
Preferred shares derivative liability	$57,960	$—	$(700)	$57,260

Description	January 1, 2014	Issuances	Remeasurement included in earnings	June 30, 2014
Liabilities:
Contingently convertible Series E units liability	$66,938	$—	$7,700	$74,638
Preferred shares derivative liability	$28,150	$26,922	$598	$55,670

Changes in inputs or assumptions used to value the contingently convertible Series E units liability and preferred shares derivative liability may have a material impact on the resulting valuation.

Note 13. Subsequent Events

Subsequent Acquisitions

From July 1, 2015, through July 31, 2015, we acquired 305 properties with an aggregate purchase price of approximately $43.6 million. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Borrowings on Credit Facility

From July 1, 2015, through July 31, 2015, the Company borrowed an additional $53.0 million under the credit facility and made payments on the credit facility totaling $35.0 million, resulting in an outstanding balance of $195.0 million as of July 31, 2015.

Declaration of Dividends

On August 6, 2015, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on September 30, 2015, to shareholders of record on September 15, 2015, and $0.05 per Class B common share payable on September 30, 2015, to shareholders of record on September 15, 2015. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company’s 5.0% Series A participating preferred shares payable on September 30, 2015, to shareholders of record on September 15, 2015, $0.3125 per share on the Company’s 5.0% Series B participating preferred shares payable on September 30, 2015, to shareholders of record on September 15, 2015, and $0.34375 per share on the Company’s 5.5% Series C participating preferred shares payable on September 30, 2015, to shareholders of record on September 15, 2015.

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

As of June 30, 2015, we owned 37,491 single-family properties in selected sub-markets of MSAs in 22 states, compared to 34,599 single-family properties in 22 states as of December 31, 2014, and 27,173 single-family properties in 22 states as of June 30, 2014. As of June 30, 2015, we had an additional 171 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $26.4 million. As of June 30, 2015, 34,903, or 93.1%, of our total properties were leased, compared to 28,250, or 81.6%, of our total properties as of December 31, 2014, and 23,364, or 86.0%, of our total properties as of June 30, 2014. As of June 30, 2015, our entire portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of June 30, 2015:

	Properties (1)		Gross Book Value			Averages Per Property
Market	Number of Properties	% of Total	($ millions)	% of Total	Avg. per Property	Square Footage	Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	3,090	8.2%	$493.4	7.6%	$159,676	2,131	11.6	2013
Indianapolis, IN	2,735	7.3%	416.0	6.4%	152,102	1,938	12.8	2013
Atlanta, GA	2,506	6.7%	407.1	6.3%	162,450	2,106	14.5	2013
Charlotte, NC	2,205	5.9%	381.6	5.9%	173,061	2,005	12.3	2013
Greater Chicago area, IL and IN	2,058	5.5%	364.1	5.6%	176,919	1,897	13.8	2013
Houston, TX	1,978	5.3%	342.6	5.3%	173,205	2,225	10.9	2013
Cincinnati, OH	1,842	4.9%	316.5	4.9%	171,824	1,846	13.3	2013
Tampa, FL	1,531	4.1%	288.7	4.5%	188,570	1,982	11.6	2013
Jacksonville, FL	1,482	4.0%	224.3	3.5%	151,350	1,913	11.4	2013
Nashville, TN	1,443	3.8%	300.5	4.7%	208,247	2,213	10.9	2013
All Other (2)	16,621	44.3%	2,927.5	45.3%	176,134	1,885	12.6	2013
Total / Average	37,491	100.0%	$6,462.3	100.0%	$172,370	1,965	12.5	2013

(1)  Includes 377 properties in which we hold an approximate one-third interest.

(2)  Represents 31 markets in 19 states.

The following table summarizes certain key leasing metrics as of June 30, 2015:

	Total Portfolio					Stabilized Properties (3)
			Avg. Scheduled	Avg. Original	Avg. Remaining			Total
	Leased	Occupancy	Monthly Rent	Lease Term	Lease Term	Leased	Occupancy	Stabilized
Market	Percentage (1)	Percentage (2)	Per Property	(months)	(months)	Percentage (1)	Percentage (2)	Properties
Dallas-Fort Worth, TX	95.2%	93.5%	$1,525	12.4	7.6	98.3%	96.5%	2,958
Indianapolis, IN	92.0%	89.9%	1,297	13.4	7.4	92.6%	90.6%	2,706
Atlanta, GA	90.3%	88.5%	1,335	12.5	7.4	96.0%	94.1%	2,324
Charlotte, NC	92.5%	91.3%	1,379	12.6	7.6	97.2%	96.0%	2,084
Greater Chicago area, IL and IN	91.7%	89.7%	1,685	13.8	7.2	94.5%	92.5%	1,975
Houston, TX	90.4%	87.7%	1,603	12.4	7.8	95.1%	92.2%	1,832
Cincinnati, OH	95.0%	92.7%	1,432	13.2	6.8	96.6%	94.3%	1,799
Tampa, FL	94.5%	93.9%	1,529	12.1	7.0	95.6%	95.0%	1,500
Jacksonville, FL	90.1%	87.9%	1,317	12.0	6.9	94.9%	92.5%	1,385
Nashville, TN	94.6%	92.9%	1,586	12.3	7.1	95.8%	94.1%	1,402
All Other (4)	93.7%	92.3%	1,384	12.6	7.7	95.9%	94.5%	16,077
Total / Average	93.1%	91.5%	$1,428	12.7	7.5	95.8%	94.1%	36,042

(1)   A property is classified as leased upon the execution (i.e., the signature) of a lease agreement.

(2)   A property is classified as occupied upon commencement (i.e., start date) of a lease agreement, which can occur contemporaneously with or subsequent to execution (i.e., signature).

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

Property Acquisitions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and the level of capital available to invest. During the quarter ended June 30, 2015, our total portfolio increased by 903 homes, including 604 homes acquired through trustee acquisitions, 284 homes acquired through bulk acquisitions and 15 homes acquired through broker acquisitions.

Prior to December 10, 2014, we paid an acquisition and renovation fee to AH LLC equal to 5% of all costs and expenses incurred in connection with the initial acquisition, repair and renovation of our single-family properties for its services in identifying, evaluating, acquiring and overseeing the renovation of our properties. On December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee and we hired all of AH LLC’s acquisition and renovation personnel necessary for our operations. No termination or other fee was paid to AH LLC in connection with the termination of AH LLC providing such services. Although we anticipate the internalization of AH LLC’s acquisition and renovation personnel to be cash flow positive to the Company, we expect a larger proportion of the internalized cost structure to be expensed in accordance with GAAP, compared to the 5% acquisition and renovation fee previously paid to AH LLC, which has been primarily capitalized related to asset acquisitions in accordance with GAAP and included in the cost basis of our single-family properties.

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

Over the longer term and as our total portfolio occupancy stabilizes, our ability to maintain and grow revenues will become more dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on 7,925 and 4,292 leases that expired during the three months ended June 30, 2015 and 2014, respectively, we experienced tenant renewal rates of 76.6% and 80.8%, respectively, at an average rental rate increase on non-month-to-month leases of 2.4% and 3.2%, respectively. Including the impact of 845 and 744 early terminated tenants during the three months ended June 30, 2015 and 2014, respectively, we experienced tenant retention rates of 69.2% and 71.8%, respectively. Based on 12,894 and 6,323 leases that expired during the six months ended June 30, 2015 and 2014, respectively, we experienced tenant renewal rates of 77.6% and 81.5%, respectively, at an average rental rate increase on non-month-to-month leases of 2.9% and 3.0%, respectively. Including the impact of 1,659 and 1,108 early terminated tenants during the six months ended June 30, 2015 and 2014, respectively, we experienced tenant retention rates of 68.8% and 71.8%, respectively.  To date, our leasing efforts have been primarily focused on increasing our overall portfolio occupancy rather than raising rental rates. We believe that there will be significant opportunity to optimize rental rates in the future as our total portfolio occupancy stabilizes.

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

Comparison of the Three Months Ended June 30, 2015, to the Three Months Ended June 30, 2014

The following table presents a summary of Initially Leased Property Core NOI for our Same-Home properties, Non-Same-Home properties and total properties for the three months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$69,395		$68,423		$137,818
Fees from single-family properties	947		1,257		2,204
Bad debt	(653)		(861)		(1,514)
Core revenues from single-family properties	69,689		68,819		138,508

Leased property operating expenses:
Property tax expense	12,183	17.4%	12,187	17.7%	24,370	17.6%
HOA fees, net of tenant charge-backs	1,508	2.2%	1,417	2.1%	2,925	2.1%
Maintenance and turnover costs, net of tenant charge-backs	6,876	9.9%	6,324	9.2%	13,200	9.5%
Insurance	904	1.3%	776	1.1%	1,680	1.2%
Property management expenses	6,126	8.8%	6,046	8.8%	12,172	8.8%
Core property operating expenses	27,597	39.6%	26,750	38.9%	54,347	39.2%

Initially Leased Property Core NOI	$42,092	60.4%	$42,069	61.1%	$84,161	60.8%

	For the Three Months Ended June 30, 2014
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$66,779		$22,092		$88,871
Fees from single-family properties	666		1,223		1,889
Bad debt	(796)		(166)		(962)
Core revenues from single-family properties	66,649		23,149		89,798

Leased property operating expenses:
Property tax expense	11,373	17.1%	3,918	16.9%	15,291	17.0%
HOA fees, net of tenant charge-backs	1,175	1.8%	372	1.6%	1,547	1.7%
Maintenance and turnover costs, net of tenant charge-backs	5,786	8.7%	1,886	8.1%	7,672	8.5%
Insurance	1,199	1.8%	408	1.8%	1,607	1.8%
Property management expenses	5,839	8.7%	1,243	5.4%	7,082	8.0%
Core property operating expenses	25,372	38.1%	7,827	33.8%	33,199	37.0%

Initially Leased Property Core NOI	$41,277	61.9%	$15,322	66.2%	$56,599	63.0%

(1)             Includes 17,332 properties that have been stabilized longer than 90 days prior to April 1, 2014.

A reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the three months ended June 30, 2015, increased $3.1 million, or 4.6%, to $69.7 million from $66.6 million for the three months ended June 30, 2014. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,423 per month as of June 30, 2015, compared to $1,383 per month as of June 30, 2014, and to higher average occupancy levels, which increased to 93.9% during the second quarter of 2015 from 93.3% during the second quarter of 2014.

Non-Same Home Properties

Core property revenues from Non-Same-Home properties were $68.8 million and $23.1 million for the three months ended June 30, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home properties, which rose to 16,524 leased properties for the three months ended June 30, 2015, from 5,719 leased properties for the three months ended June 30, 2014.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs associated with properties that have been initially leased, whether or not they are currently leased.

Same-Home Properties

Core property operating expenses from Same-Home properties for the three months ended June 30, 2015, increased $2.2 million, or 8.8%, to $27.6 million from $25.4 million for the three months ended June 30, 2014. This increase was primarily attributable to higher maintenance and turnover costs, net of tenant charge-backs, resulting from greater turnover volume in the current year, as well as to a rise in property tax rates. As a result, Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties increased to 39.6% for the three months ended June 30, 2015, from 38.1% for the three months ended June 30, 2014.

Non-Same-Home Properties

Core property operating expenses from Non-Same-Home properties were $26.8 million and $7.8 million for the three months ended June 30, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of initially leased Non-Same-Home properties, which rose to 17,370 initially leased properties for the three months ended June 30, 2015, from 5,924 initially leased properties for the three months ended June 30, 2014.

Vacant Property Operating Expenses and Other

Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $4.5 million for the three months ended June 30, 2015, which included $3.6 million of vacant property operating expenses and $0.9 million of other miscellaneous costs, compared to $5.8 million for the three months ended June 30, 2014, which included $5.1 million of vacant property operating expenses and $0.7 million of other miscellaneous costs. This reduction was primarily attributable to a decrease in average initially rent ready vacant properties as a percentage of stabilized properties for the second quarter of 2015, compared to the second quarter of 2014.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $6.3 million for the three months ended June 30, 2015, compared to $5.7 million for the same period in 2014. This rise was primarily related to incremental headcount increases associated with the growth of the business. Annualized general and administrative expense for the three months ended June 30, 2015, was 0.38% of total quarter-end assets, compared to annualized general and administrative expense of 0.46% of total quarter-end assets for the same period in 2014.

Interest Expense

Interest expense was $22.0 million and $3.9 million for the three months ended June 30, 2015 and 2014, respectively. This increase was primarily due to a rise in aggregate borrowings to $2.3 billion at June 30, 2015, from $962.0 million at June 30, 2014.

Acquisition Fees and Costs Expensed

Prior to December 10, 2014, we paid an acquisition and renovation fee to AH LLC equal to 5% of all costs and expenses incurred in connection with the initial acquisition, repair and renovation of our single-family properties for its services in identifying, evaluating, acquiring and overseeing the renovation of our properties. For properties that were leased at the time of acquisition, these costs were expensed, rather than capitalized, as a component of the acquisition cost. On December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee and we hired all of AH LLC’s acquisition and renovation personnel necessary for our operations. All costs of our internal acquisition function are now expensed in accordance with GAAP, compared to the 5% fee previously paid to AH LLC, which was primarily capitalized related to asset acquisitions in accordance with GAAP and included in the cost basis of our single-family properties.

For the three months ended June 30, 2015, acquisition fees and costs expensed included $4.1 million of costs associated with purchases of single-family properties and $0.1 million of transaction costs related to recent portfolio and bulk transactions. For the three months ended June 30, 2014, acquisition fees and costs expensed included $0.9 million of acquisition fees and related costs associated with single-family properties acquired with in-place leases.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $59.2 million and $38.3 million for the three months ended June 30, 2015 and 2014, respectively.

Comparison of the Six Months Ended June 30, 2015, to the Six Months Ended June 30, 2014

The following table presents a summary of Initially Leased Property Core NOI for our Same-Home properties, Non-Same-Home properties and total properties for the six months ended June 30, 2015 and 2014 (in thousands):

	For the Six Months Ended June 30, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$106,307		$152,191		$258,498
Fees from single-family properties	1,245		2,290		3,535
Bad debt	(1,077)		(1,708)		(2,785)
Core revenues from single-family properties	106,475		152,773		259,248

Leased property operating expenses:
Property tax expense	18,273	17.2%	26,965	17.7%	45,238	17.4%
HOA fees, net of tenant charge-backs	2,475	2.3%	3,194	2.1%	5,669	2.2%
Maintenance and turnover costs, net of tenant charge-backs	9,275	8.7%	12,230	8.0%	21,505	8.3%
Insurance	1,607	1.5%	2,031	1.3%	3,638	1.4%
Property management expenses	9,274	8.7%	13,310	8.7%	22,584	8.7%
Core property operating expenses	40,904	38.4%	57,730	37.8%	98,634	38.0%

Initially Leased Property Core NOI	$65,571	61.6%	$95,043	62.2%	$160,614	62.0%

	For the Six Months Ended June 30, 2014
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$103,218		$59,414		$162,632
Fees from single-family properties	961		2,286		3,247
Bad debt	(1,838)		(547)		(2,385)
Core revenues from single-family properties	102,341		61,153		163,494

Leased property operating expenses:
Property tax expense	16,979	16.6%	10,263	16.8%	27,242	16.7%
HOA fees, net of tenant charge-backs	2,298	2.2%	915	1.5%	3,213	2.0%
Maintenance and turnover costs, net of tenant charge-backs	8,524	8.3%	4,638	7.6%	13,162	8.0%
Insurance	1,944	1.9%	1,054	1.7%	2,998	1.8%
Property management expenses	8,942	8.8%	3,595	5.9%	12,537	7.7%
Core property operating expenses	38,687	37.8%	20,465	33.5%	59,152	36.2%

Initially Leased Property Core NOI	$63,654	62.2%	$40,688	66.5%	$104,342	63.8%

(1)             Includes 13,443 properties that have been stabilized longer than 90 days prior to January 1, 2014.

A reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the six months ended June 30, 2015, increased $4.2 million, or 4.0%, to $106.5 million from $102.3 million for the six months ended June 30, 2014. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,423 per month as of June 30, 2015, compared to $1,390 per month as of June 30, 2014. Increased core property revenues from rental rate growth were partially offset by lower average occupancy levels, which decreased to 93.3% during the six months ended June 30, 2015 from 93.7% during the six months ended June 30, 2014.

Non-Same Home Properties

Core property revenues from Non-Same-Home properties were $152.8 million and $61.2 million for the six months ended June 30, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home properties, which rose to 18,712 leased properties for the six months ended June 30, 2015, from 7,766 leased properties for the six months ended June 30, 2014.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs associated with properties that have been initially leased, whether or not they are currently leased.

Same-Home Properties

Core property operating expenses from Same-Home properties for the six months ended June 30, 2015, increased $2.2 million, or 5.7%, to $40.9 million from $38.7 million for the six months ended June 30, 2014. This increase was primarily attributable to a rise in property tax expense, which was related to increased property tax rates and $0.4 million of net property tax credits that were recognized during the first quarter of 2014, as well as to higher maintenance and turnover costs, net of tenant charge-backs, resulting from greater turnover volume in the current year. As a result, Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties increased to 38.4% for the six months ended June 30, 2015, from 37.8% for the six months ended June 30, 2014.

Non-Same-Home Properties

Core property operating expenses from Non-Same-Home properties were $57.8 million and $20.5 million for the six months ended June 30, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of initially leased Non-Same-Home properties, which rose to 20,329 initially leased properties for the six months ended June 30, 2015, from 8,123 initially leased properties for the six months ended June 30, 2014.

Vacant Property Operating Expenses and Other

Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $10.4 million for the six months ended June 30, 2015, which included $8.9 million of vacant property operating expenses and $1.5 million of other miscellaneous costs, compared to $14.9 million for the six months ended June 30, 2014, which included $13.0 million of vacant property operating expenses and $1.9 million of other miscellaneous costs. This reduction was primarily attributable to a decrease in average initially rent ready vacant properties as a percentage of stabilized properties for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $12.4 million for the six months ended June 30, 2015, compared to $10.8 million for the same period in 2014. This rise was primarily related to incremental headcount increases associated with the growth of the business. Annualized general and administrative expense for the six months ended June 30, 2015, was 0.37% of total quarter-end assets, compared to annualized general and administrative expense of 0.43% of total quarter-end assets for the same period in 2014.

Interest Expense

Interest expense was $37.7 million and $5.4 million for the six months ended June 30, 2015 and 2014, respectively. This increase was primarily due to a rise in aggregate borrowings to $2.3 billion at June 30, 2015, from $962.0 million at June 30, 2014.

Acquisition Fees and Costs Expensed

Prior to December 10, 2014, we paid an acquisition and renovation fee to AH LLC equal to 5% of all costs and expenses incurred in connection with the initial acquisition, repair and renovation of our single-family properties for its services in identifying, evaluating, acquiring and overseeing the renovation of our properties. For properties that were leased at the time of acquisition, these costs were expensed, rather than capitalized, as a component of the acquisition cost. On December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee and we hired all of AH LLC’s acquisition and renovation personnel necessary for our operations. All costs of our internal acquisition function are now expensed in accordance with GAAP, compared to the 5% fee previously paid to AH LLC, which was primarily capitalized related to asset acquisitions in accordance with GAAP and included in the cost basis of our single-family properties.

For the six months ended June 30, 2015, acquisition fees and costs expensed included $9.2 million of costs associated with purchases of single-family properties and $0.9 million of transaction costs related to recent portfolio and bulk transactions. For the six months ended June 30, 2014, acquisition fees and costs expensed included $1.2 million of acquisition fees and related costs associated with single-family properties acquired with in-place leases and $0.2 million of transaction costs incurred in pursuing unsuccessful single-family property acquisitions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $112.9 million and $73.5 million for the six months ended June 30, 2015 and 2014, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to our policies during the three and six months ended June 30, 2015. For a discussion of recent accounting pronouncements, see “Note 2—Significant Accounting Policies.”

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

ASC 740-10 Income Taxes requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of June 30, 2015, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of June 30, 2015, included cash and cash equivalents of $90.7 million. Additionally, as of June 30, 2015, $177.0 million was outstanding under our credit facility, which provides for maximum borrowings of up to $800.0 million. From July 1, 2015, through July 31, 2015, the Company borrowed an additional $53.0 million under the credit facility and made payments on the credit facility totaling $35.0 million, resulting in an outstanding balance of $195.0 million as of July 31, 2015.

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

We seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), asset-backed securitizations, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, borrowings under our credit facility and asset-backed securitizations. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income, net of operating expenses and recurring capital expenditures, will generally provide cash flow sufficient to fund our operations and dividend distributions. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

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

During the six months ended June 30 2015, net cash provided by operating activities was $103.8 million, which included inflows of $116.2 million from noncash adjustments to net loss and $4.3 million from other changes in operating assets and liabilities, partially offset by outflows of a net loss of $16.7 million. Net cash used for investing activities was $577.5 million, which primarily consisted of cash outflows of $441.8 million related to the acquisition of properties and $93.7 million of initial renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $455.6 million, which primarily consisted of cash inflows of $552.8 million in proceeds from our securitization transaction, partially offset by net repayments of borrowings under our credit facility of $30.0 million. Net cash used for total operations during the six months ended June 30, 2015, was $18.1 million.

During the six months ended June 30, 2014, net cash provided by operating activities was $88.7 million, which included inflows of $85.7 million from noncash adjustments to net loss and $13.3 million from other changes in operating assets and liabilities, partially offset by outflows of a net loss of $10.3 million. Net cash used for investing activities was $723.0 million, which primarily consisted of cash outflows of $591.7 million related to the acquisition of properties and $91.4 million of initial renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $724.4 million, which primarily consisted of cash inflows of $106.0 million in net borrowings under our credit facility. Net cash provided by total operations during the six months ended June 30, 2014, was $90.1 million.

Credit Facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through March 7, 2016, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The credit facility is secured by our Operating Partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of June 30, 2015, the Company was in compliance with all loan covenants. The Company had $177.0 million and $207.0 million in total outstanding borrowings under the credit facility at June 30, 2015, and December 31, 2014, respectively.

Asset-Backed Securitization

In March 2015, we completed a private securitization transaction (the “2015-SFR1 securitization”), in which a newly-formed special purpose entity (the “Borrower”) entered into a loan with a third-party lender for $552.8 million represented by a promissory note. The Borrower under the loan is wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner is wholly owned by the Operating Partnership. The loan is a fixed-rate loan with a 30 year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%. The loan, which requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount, has an anticipated repayment date of April 9, 2025. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for eight classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $552.8 million, before issuance costs of $13.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The loan is secured by first priority mortgages on a pool of 4,661 single-family residential properties transferred to the Borrower from the Company’s portfolio of properties. The Company consolidates, at historical cost basis, the 4,661 homes placed as collateral for the note. The principal balance outstanding on the note was $551.9 million as of June 30, 2015, and was included in asset-backed securitizations within the condensed consolidated balance sheets. The 4,661 collateral homes had a net book value of $746.9 million as of June 30, 2015 (see Note 6).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Non-GAAP Measures

Initially Leased Property Core NOI

Initially Leased Property Core NOI is a supplemental non-GAAP financial measure. The Company defines Initially Leased Property Core NOI as rents and fees from single-family properties, net of bad debt expense, less property operating expenses for leased single-family properties, excluding expenses reimbursed by tenant charge-backs and bad debt expense. The Company considers Initially Leased Property Core NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our properties that have been initially leased, without the impact of certain tenant reimbursed operating expenses that are presented gross in the condensed consolidated statements of operations in accordance with GAAP. It should be considered only as a supplement to net loss as a measure of our performance. Initially Leased Property Core NOI should not be used as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to pay dividends or make distributions. Initially Leased Property Core NOI also should not be used as a supplement to or substitute for net loss or net cash flows from operating activities (as computed in accordance with GAAP).

The following is a reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(8,398)	$(3,369)	$(16,663)	$(10,304)
Remeasurement of preferred shares	(580)	141	(700)	598
Remeasurement of Series E units	(2,143)	4,944	(3,981)	7,700
Depreciation and amortization	59,221	38,325	112,885	73,456
Acquisition fees and costs expensed	4,236	919	10,144	1,371
Noncash share-based compensation expense	734	612	1,430	1,144
Interest expense	22,003	3,888	37,673	5,390
General and administrative expense	6,276	5,703	12,407	10,777
Property operating expenses for vacant single-family properties and other	4,456	5,842	10,428	14,885
Other revenues	(1,644)	(406)	(3,009)	(675)
Initially Leased Property NOI	$84,161	$56,599	$160,614	$104,342
Tenant charge-backs	11,962	3,138	20,334	5,028
Expenses reimbursed by tenant charge-backs	(11,962)	(3,138)	(20,334)	(5,028)
Bad debt expense excluded from operating expenses	1,514	962	2,785	2,385
Bad debt expense included in revenues	(1,514)	(962)	(2,785)	(2,385)
Initially Leased Property Core NOI	$84,161	$56,599	$160,614	$104,342

FFO / Core FFO attributable to common share and unit holders

Funds from operations (“FFO”) attributable to common share and unit holders is a non-GAAP financial measure that we calculate in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Core funds from operations (“Core FFO”) attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (a) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (b) noncash share-based compensation expense and (c) noncash fair value adjustments associated with remeasuring our Series E units liability and preferred shares derivative liability to fair value.

We present FFO attributable to common share and unit holders, as well as on a per FFO share and unit basis, because we consider this metric to be an important measure of the performance of real estate companies, as do many analysts in evaluating our Company. We believe that FFO attributable to common share and unit holders is a helpful measure of a REIT’s performance since this metric excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time.  We believe that real estate values fluctuate due to market conditions and in response to inflation. We also believe that Core FFO attributable to common share and unit holders, as well as on a per FFO share and unit basis, are helpful to investors as supplemental measures of the operating performance of our Company as they allow investors to compare our operating performance to prior reporting periods without the effect of certain items that, by nature, are not comparable from period to period. FFO attributable to common share and unit holders and Core FFO attributable to common share and unit holders are not a substitute for net cash flow provided by operating activities or net loss per share, as determined in accordance with GAAP, as a measure of our liquidity, operating performance or ability to pay dividends. These metrics also are not necessarily indicative of cash available to fund future cash needs. Because other REITs may not compute these measures in the same manner, they may not be comparable among REITs.

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders and Core FFO attributable to common share and unit holders for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(17,697)	$(12,250)	$(35,487)	$(25,926)
Adjustments:
Noncontrolling interests in the Operating Partnership	3,861	4,140	7,730	7,855
Depreciation and amortization of real estate assets	56,866	36,793	108,070	70,620
FFO attributable to common share and unit holders	$43,030	$28,683	$80,313	$52,549
Adjustments:
Acquisition fees and costs expensed	4,236	919	10,144	1,371
Noncash share-based compensation expense	734	612	1,430	1,144
Remeasurement of Series E units	(2,143)	4,944	(3,981)	7,700
Remeasurement of preferred shares	(580)	141	(700)	598
Core FFO attributable to common share and unit holders	$45,277	$35,299	$87,206	$63,362
Weighted-average number of FFO shares and units (1)	265,763,808	239,138,917	265,761,105	239,133,270
Per FFO share and unit:
FFO attributable to common share and unit holders	$0.16	$0.12	$0.30	$0.22
Core FFO attributable to common share and unit holders	$0.17	$0.15	$0.33	$0.26

(1)         Includes weighted-average common shares outstanding and assumes full conversion of all Operating Partnership units outstanding, including Class A units, which totaled 14,440,670 at June 30, 2015, and 13,787,292 at June 30, 2014, as well as 31,085,974 Series C units, 4,375,000 Series D units and 4,375,000 Series E units at June 30, 2015 and 2014.

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

As of June 30, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility and 2014-SFR1 securitization of $177.0 million and $476.2 million, respectively.  All borrowings under our credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%, while borrowings under the 2014-SFR1 securitization bear interest at a duration-weighted blended interest rate of LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$(6,532)	$(6,856)
Rate decrease of 1% (2)	$336	$331

(1)                     Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of June 30, 2015.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Not required.

(b)         Not required.

(c)          The Company did not repurchase any of its equity securities during the quarter ended June 30, 2015.

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
Date: August 10, 2015

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

3.5

Articles Supplementary for American Homes 4 Rent 5.500% Series C Participating Preferred Shares (Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-195575) filed May 1, 2014.)

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