Form 10-Q
period 2015-09-30
American Homes 4 Rent
filed 2015-11-06
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

There were 207,462,066 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on November 3, 2015.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Single-family properties:
Land	$1,218,547	$1,104,409
Buildings and improvements	5,401,857	4,808,706
Single-family properties held for sale	6,472	3,818
	6,626,876	5,916,933
Less: accumulated depreciation	(359,412)	(206,262)
Single-family properties, net	6,267,464	5,710,671
Cash and cash equivalents	238,417	108,787
Restricted cash	106,973	77,198
Rent and other receivables, net	17,527	11,009
Escrow deposits, prepaid expenses and other assets	118,444	118,783
Deferred costs and other intangibles, net	70,670	54,582
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,655	120,655
Total assets	$6,965,816	$6,227,351

Liabilities
Credit facility	$—	$207,000
Asset-backed securitizations	2,536,192	1,519,390
Secured note payable	50,980	51,644
Accounts payable and accrued expenses	234,651	149,706
Contingently convertible Series E units liability	68,601	72,057
Preferred shares derivative liability	60,260	57,960
Total liabilities	2,950,684	2,057,757

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 207,460,466 and 210,838,831 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	2,074	2,108
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2015, and December 31, 2014	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 17,060,000 shares issued and outstanding at September 30, 2015, and December 31, 2014	171	171
Additional paid-in capital	3,566,892	3,618,207
Accumulated deficit	(265,988)	(170,162)
Accumulated other comprehensive loss	(148)	(229)
Total shareholders’ equity	3,303,007	3,450,101

Noncontrolling interest	712,125	719,493
Total equity	4,015,132	4,169,594

Total liabilities and equity	$6,965,816	$6,227,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rents from single-family properties	$148,815	$104,210	$407,313	$266,842
Fees from single-family properties	2,146	1,529	5,681	4,776
Tenant charge-backs	19,881	4,282	40,215	9,310
Other	1,771	372	4,780	1,047
Total revenues	172,613	110,393	457,989	281,975

Expenses:
Property operating expenses
Leased single-family properties	83,682	50,583	205,435	117,148
Vacant single-family properties and other	2,522	3,885	12,950	18,770
General and administrative expense	6,090	5,291	18,497	16,068
Interest expense	23,866	5,112	61,539	10,502
Noncash share-based compensation expense	913	751	2,343	1,895
Acquisition fees and costs expensed	4,153	14,550	14,297	15,921
Depreciation and amortization	67,800	44,855	180,685	118,311
Total expenses	189,026	125,027	495,746	298,615

Remeasurement of Series E units	(525)	3,588	3,456	(4,112)
Remeasurement of preferred shares	(3,000)	(1,750)	(2,300)	(2,348)

Net loss	(19,938)	(12,796)	(36,601)	(23,100)

Noncontrolling interest	3,109	3,382	10,795	11,214
Dividends on preferred shares	5,569	5,569	16,707	13,359

Net loss attributable to common shareholders	$(28,616)	$(21,747)	$(64,103)	$(47,673)

Weighted-average shares outstanding—basic and diluted	211,414,368	202,547,677	211,460,840	191,251,638

Net loss attributable to common shareholders per share- basic and diluted	$(0.14)	$(0.11)	$(0.30)	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(19,938)	$(12,796)	$(36,601)	$(23,100)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate cap agreement:
Unrealized interest rate cap agreement gain (loss) arising during the period	51	16	81	(196)
Unrealized gain (loss) on interest rate cap agreement	51	16	81	(196)

Other comprehensive income (loss)	51	16	81	(196)
Comprehensive loss	(19,887)	(12,780)	(36,520)	(23,296)
Comprehensive income attributable to noncontrolling interests	3,106	3,379	10,790	11,226
Dividends on preferred shares	5,569	5,569	16,707	13,359
Comprehensive loss attributable to common shareholders	$(28,562)	$(21,728)	$(64,017)	$(47,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2014	210,838,831	$2,108	635,075	$6	17,060,000	$171	$3,618,207	$(170,162)	$(229)	$3,450,101	$719,493	$4,169,594

Share-based compensation	—	—	—	—	—	—	2,343	—	—	2,343	—	2,343

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	28,681	—	—	—	—	—	86	—	—	86	—	86

Repurchase of Class A common shares	(3,407,046)	(34)	—	—	—	—	(53,744)	—	—	(53,778)	—	(53,778)

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(16,707)	—	(16,707)	—	(16,707)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(18,163)	(18,163)
Common shares	—	—	—	—	—	—	—	(31,723)	—	(31,723)	—	(31,723)

Net (loss) income	—	—	—	—	—	—	—	(47,396)	—	(47,396)	10,795	(36,601)

Total other comprehensive income	—	—	—	—	—	—	—	—	81	81	—	81

Balances at September 30, 2015	207,460,466	$2,074	635,075	$6	17,060,000	$171	$3,566,892	$(265,988)	$(148)	$3,303,007	$712,125	$4,015,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(36,601)	$(23,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	180,685	118,311
Noncash amortization of deferred financing costs	5,769	919
Noncash share-based compensation	2,343	1,895
Provision for bad debt	5,005	4,429
Remeasurement of Series E units	(3,456)	4,112
Remeasurement of preferred shares	2,300	2,348
Equity in net income of unconsolidated ventures	385	62
Other changes in operating assets and liabilities:
Rent and other receivables	(13,071)	(3,927)
Restricted cash for resident security deposits	(10,239)	(13,232)
Prepaid expenses and other assets	(5,140)	6,331
Deferred leasing costs	(7,733)	(5,096)
Accounts payable and accrued expenses	27,184	18,150
Resident security deposit liability	10,239	13,232
Amounts payable to affiliates	(1,721)	7,218
Net cash provided by operating activities	155,949	131,652

Investing activities
Cash paid for single-family properties	(552,944)	(914,059)
Escrow deposits for purchase of single-family properties	(2,050)	(37,834)
Increase in restricted cash related to lender requirements	(19,536)	(19,550)
Cash acquired in non-cash business combinations	—	2,202
Beazer Rental Homes acquisition	—	(108,246)
Investment in unconsolidated joint ventures	(10,003)	(13,932)
Investments in mortgage financing receivables	(11,227)	(23,744)
Initial renovations to single-family properties	(125,158)	(136,150)
Other capital expenditures for single-family properties	(23,008)	(10,051)
Net cash used for investing activities	(743,926)	(1,261,364)

Financing activities
Net proceeds from issuance of Class A common shares	—	308,617
Net proceeds from issuance of preferred shares	—	189,433
Proceeds from exercise of stock options	225	431
Proceeds from asset-backed securitizations	1,030,559	968,594
Payments on asset-backed securitizations	(13,757)	(1,202)
Proceeds from credit facility	799,000	1,174,000
Payments on credit facility	(1,006,000)	(1,467,000)
Payments on secured note	(664)	—
Distributions to noncontrolling interests	(18,163)	(17,827)
Distributions to common shareholders	(31,723)	(29,125)
Distributions to preferred shareholders	(16,707)	(13,359)
Deferred financing costs paid	(25,163)	(27,900)
Net cash provided by financing activities	717,607	1,084,662

Net increase (decrease) in cash and cash equivalents	129,630	(45,050)
Cash and cash equivalents, beginning of period	108,787	148,989
Cash and cash equivalents, end of period	$238,417	$103,939

The accompanying notes are an integral part of these condensed consolidated financial statements.
American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Supplemental cash flow information
Cash payments for interest	$(56,005)	$(15,654)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions	$531	$(4,631)
Amounts payable to affiliates related to property acquisitions	$—	$(1,883)
Accrued distribution to Series C convertible units	$4,698	$4,698
Repurchase of Class A common shares	$53,778	$—

Acquisitions for equity
Single-family properties	$—	$144,834
Cash and cash equivalents	$—	$2,202
Other net assets and liabilities	$—	$(4,886)
Deferred costs and other intangibles	$—	$2,655
Class A common shares	$—	$(82)
Additional paid-in capital	$—	$(144,723)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (the “Company,” “we,” “our” and “us”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of September 30, 2015, the Company held 38,377 single-family properties in 22 states, including 46 properties held for sale.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. The recognition and measurement guidance for debt issuance costs is not affected and amortization of such costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that debt issuance costs related to line-of-credit arrangements may be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods, with early adoption permitted and retrospective application required. The Company expects to adopt the guidance effective January 1, 2016, and the impact will be a reduction of deferred costs and other intangibles, net, as well as a corresponding reduction of the associated debt liability.

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

Note 3. Single-Family Properties

Single-family properties, net, consists of the following as of September 30, 2015, and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Number of properties	Net book value
Leased single-family properties	35,617	$5,815,458
Single-family properties being renovated	810	127,734
Single-family properties being prepared for re-lease	283	45,756
Vacant single-family properties available for lease	1,621	272,044
Single-family properties held for sale	46	6,472
Total	38,377	$6,267,464

	December 31, 2014
	Number of properties	Net book value
Leased single-family properties	28,250	$4,631,797
Single-family properties being renovated	2,886	476,120
Single-family properties being prepared for re-lease	630	104,974
Vacant single-family properties available for lease	2,807	493,962
Single-family properties held for sale	26	3,818
Total	34,599	$5,710,671

Single-family properties, net at September 30, 2015, and December 31, 2014, included $34.0 million and $114.6 million, respectively, related to properties for which the recorded grant deed has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $63.9 million and $40.8 million for the three months ended September 30, 2015 and 2014, respectively, and $165.8 million and $106.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 4. Rent and Other Receivables

Included in rent and other receivables, net is an allowance for doubtful accounts of $2.8 million and $0.5 million as of September 30, 2015, and December 31, 2014, respectively. Also included in rent and other receivables, net, are receivables related to payments made on single-family properties for which sales have been rescinded or unwound due to legal issues beyond our control, which totaled zero and $1.1 million as of September 30, 2015, and December 31, 2014, respectively, and other non-tenant receivables, which totaled $2.7 million and $2.4 million as of September 30, 2015, and December 31, 2014, respectively.

Note 5. Deferred Costs and Other Intangibles

Deferred costs and other intangibles, net, consists of the following as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Deferred leasing costs	$14,893	$18,307
Deferred financing costs	78,176	53,013
Intangible assets:
In-place lease values	2,231	10,468
Trademark	3,100	3,100
Database	2,100	2,100
	100,500	86,988
Less: accumulated amortization	(29,830)	(32,406)
Total	$70,670	$54,582

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $2.8 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively, and $10.0 million and $11.7 million for the nine months ended September 30, 2015 and 2014, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs was $2.4 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively, and $6.8 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2015, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2015	$2,016	$2,678	$38	$165	$75
2016	2,497	10,591	42	660	300
2017	—	9,025	—	752	300
2018	—	8,527	—	—	300
2019	—	6,374	—	—	300
Thereafter	—	25,898	—	—	132
Total	$4,513	$63,093	$80	$1,577	$1,407

Note 6. Debt

The following table presents the Company’s debt as of September 30, 2015, and December 31, 2014 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2015	December 31, 2014
2014-SFR1 securitization (2)	1.79%	June 9, 2019	$474,958	$478,565
2014-SFR2 securitization	4.42%	October 9, 2024	508,587	512,435
2014-SFR3 securitization	4.40%	December 9, 2024	524,429	528,390
2015-SFR1 securitization (3)	4.14%	April 9, 2045	550,502	—
2015-SFR2 securitization (4)	4.36%	October 9, 2045	477,716	—
Total asset-backed securitizations			2,536,192	1,519,390
Secured note payable	4.06%	July 1, 2019	50,980	51,644
Credit facility (5)	2.96%	September 30, 2018	—	207,000
Total debt (6)			$2,587,172	$1,778,034

(1)	Interest rates are as of September 30, 2015. Unless otherwise stated, interest rates are fixed percentages.

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

(3)	The 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(4)	The 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(5)
The credit facility provides for a borrowing capacity of up to $800.0 million through March 2016 and bears interest at LIBOR plus 2.75% (3.125% beginning in March 2017). Any outstanding borrowings upon expiration of the credit facility period in March 2016 will become due in September 2018.

(6)	The Company was in compliance with all debt covenants associated with its asset-backed securitizations and credit facility as of September 30, 2015.

Asset-Backed Securitizations

March 2015 Securitization

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

The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the 12 month period following the date of determination. As of September 30, 2015, the Company was in compliance with all covenants under the loan agreement.

The Company has accounted for the transfer of the note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 4,661 homes placed as collateral for the note. The principal balance outstanding on the note was $550.5 million as of September 30, 2015, and was included in asset-backed securitizations within the condensed consolidated balance sheets. The 4,661 collateral homes had a net book value of $741.5 million as of September 30, 2015.

September 2015 Securitization

In September 2015, we completed a private securitization transaction (the “2015-SFR2 securitization”), which was structured substantially similar to the 2015-SFR1 securitization. The principal differences from the 2015-SFR1 securitization are: (1) the loan is a fixed-rate loan for $477.7 million with a 30 year term, maturity date of October 9, 2045, and a duration-adjusted weighted-average interest rate of 4.36%, (2) the loan is secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the borrower, a subsidiary of the Company, and (3) the loan has an anticipated repayment date of October 9, 2025. In the event the loan is not repaid on October 9, 2025, the interest rate on each component is increased to a rate per annum equal to the sum of 3% plus the greater of: (a) the initial interest rate and (b) a rate equal to the sum of (i) the bid side yield to maturity for the “on the run” United States Treasury note with a 10 year maturity plus the mid-market 10 year swap spread, plus (ii) the component rate spread for each component. Gross proceeds to the Company from the 2015-SFR2 securitization were $477.7 million, before issuance costs of $11.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the 12 month period following the date of determination. As of September 30, 2015, the Company was in compliance with all covenants under the loan agreement. The Company consolidates, at historical cost basis, the 4,125 homes placed as collateral for the note. The principal balance outstanding on the note was $477.7 million as of September 30, 2015, and was included in asset-backed securitizations within the condensed consolidated balance sheets. The 4,125 collateral homes had a net book value of $686.8 million as of September 30, 2015.

Credit Facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through March 7, 2016, at which point, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The credit facility is secured by our Operating Partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of September 30, 2015, the Company was in compliance with all loan covenants. The Company did not have any borrowings outstanding under the credit facility as of September 30, 2015, compared to $207.0 million in total outstanding borrowings under the credit facility at December 31, 2014.

Interest Expense

The following table outlines our total gross interest, including unused commitment and other fees and amortization of deferred financing costs, and capitalized interest for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross interest	$25,029	$8,500	$69,181	$19,228
Capitalized interest	(1,163)	(3,388)	(7,642)	(8,726)
Interest expense	$23,866	$5,112	$61,539	$10,502

Note 7. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable	$396	$4,925
Accrued property taxes	74,975	49,018
Other accrued liabilities	89,175	28,972
Accrued construction and maintenance liabilities	16,989	23,914
Resident security deposits	53,116	42,877
Total	$234,651	$149,706

Note 8. Shareholders’ Equity

Participating Preferred Shares

As of September 30, 2015, the initial liquidation preference on the Company’s participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company’s outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $453.6 million.

Distributions

Our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares during the quarters ended September 30, 2015 and 2014. Distributions declared on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares during the quarters ended September 30, 2015 and 2014, totaled $0.3125 per share, $0.3125 per share and $0.34375 per share, respectively. Our board of trustees declared distributions that totaled $0.15113 per share on our Series C convertible units during the quarters ended September 30, 2015 and 2014.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interest held by AH LLC in units in the Company’s Operating Partnership. AH LLC owned 14,440,670, or approximately 6.5% and 6.4%, of the total 222,536,211 and 225,914,576 Class A units in the Operating Partnership as of September 30, 2015, and December 31, 2014, respectively. Additionally, AH LLC owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in the Operating Partnership as of September 30, 2015, and December 31, 2014. Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

Noncontrolling interest as reflected in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015, of $3.1 million and $10.8 million, respectively, primarily consisted of $4.7 million and $14.1 million, respectively, of preferred income allocated to Series C convertible units, $1.6 million and $3.2 million, respectively, of net loss allocated to Class A units and $0.01 million and $0.06 million, respectively, of net loss allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries. Noncontrolling interest for the three and nine months ended September 30, 2014, of $3.4 million and $11.2 million, respectively, primarily consisted of $4.7 million and $13.9 million, respectively, of preferred income allocated to Series C convertible units, $1.1 million and $2.5 million, respectively, of net loss allocated to Class A units, and $0.2 million of net loss, allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries.

2012 Equity Incentive Plan

During the nine months ended September 30, 2015 and 2014, the Company granted stock options for 588,500 and 1,220,000 Class A common shares, respectively, and 44,000 and 92,000 restricted stock units, respectively, to certain employees of the Company under the 2012 Equity Incentive Plan (the “Plan”). The options and restricted stock units granted during the nine months ended September 30, 2015 and 2014, vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2015 and 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2014	1,190,000	$15.48	9.3	$862
Granted	1,220,000	16.74
Exercised	(28,750)	15.00		74
Forfeited	(216,250)	15.70
Options outstanding at September 30, 2014	2,165,000	$16.17	9.3	$3,438
Options exercisable at September 30, 2014	131,250	$15.00	8.4	$362

Options outstanding at January 1, 2015	2,165,000	$16.17	8.8	$1,890
Granted	588,500	16.49
Exercised	(15,000)	15.00		19
Forfeited	(178,500)	16.57
Options outstanding at September 30, 2015	2,560,000	$16.23	8.3	$557
Options exercisable at September 30, 2015	636,250	$15.94	7.7	$273

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the nine months ended September 30, 2015 and 2014:

	2015	2014
Weighted-average fair value	$4.57	$4.89
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	35.9%	37.3%
Risk-free interest rate	1.9%	2.2%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the nine months ended September 30, 2015 and 2014:

	2015	2014
Restricted stock units at beginning of period	85,000	—
Units awarded	44,000	92,000
Units vested	(22,000)	—
Units forfeited	(9,700)	(2,000)
Restricted stock units at end of the period	97,300	90,000

Total non-cash share-based compensation expense related to stock options and restricted stock units was $0.9 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Share Repurchase Program

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. In addition, the excess of the purchase price over the par value of shares repurchased is recorded as a reduction to additional paid-in capital. During the nine months ended September 30, 2015, we repurchased 3.4 million of our Class A common shares in accordance with the program at a weighted-average price of $15.76 per share and a total price of $53.7 million, which was included in accounts payable and accrued expenses in the condensed consolidated balance sheets. As of September 30, 2015, we had a remaining repurchase authorization of $246.3 million under the program.

Note 9. Related Party Transactions

As of September 30, 2015, and December 31, 2014, AH LLC owned approximately 3.3% of our outstanding Class A common shares. On a fully-diluted basis, AH LLC held (including consideration of 635,075 Class B common shares as of September 30, 2015, and December 31, 2014, 14,440,670 Class A common units as of September 30, 2015, and December 31, 2014, 31,085,974 Series C convertible units as of September 30, 2015, and December 31, 2014, 4,375,000 Series D units as of September 30, 2015, and December 31, 2014, and 4,375,000 Series E units as of September 30, 2015, and December 31, 2014) an approximate 22.1% and 21.8% interest at September 30, 2015, and December 31, 2014, respectively.

As of September 30, 2015, the Company had a net receivable of $6.1 million due from affiliates related to expense reimbursements, partially offset by declared and unpaid distributions on the Series C convertible units, compared to a net receivable of $4.0 million due from affiliates as of December 31, 2014, which consisted of receivables due from AH LLC related to working capital settlement items, partially offset by declared and unpaid distributions on the Series C convertible units. These amounts were included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets.

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

During the three and nine months ended September 30, 2014, we incurred $31.8 million and $58.6 million in aggregate acquisition and renovation fees to AH LLC prior to the termination of the Amended and Restated Agreement on Investment Opportunities, of which $19.0 million and $44.6 million was capitalized related to asset acquisitions and included in the cost of the single-family properties and $12.8 million and $14.0 million was expensed related to property acquisitions with in-place leases and to the acquisition of Beazer Pre-Owned Rental Homes, Inc. ("Beazer Rental Homes"), respectively.

Employee Administration Agreement

In connection with the Management Internalization on June 10, 2013, we entered into an employee administration agreement with Malibu Management, Inc. (“MMI”), an affiliate of AH LLC, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of AH LLC. Under the terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and were able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We were required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We did not pay any fee or any other form of compensation to MMI. The agreement with MMI terminated on December 31, 2014. Effective January 1, 2015, all employees previously employed by MMI and performing services on our behalf became our employees. Total compensation and benefit costs paid by MMI and passed through to us under the agreement during the three and nine months ended September 30, 2014, were $11.2 million and $30.3 million, respectively.

Note 10. Earnings per Share

The following table reflects the computation of net loss per share on a basic and diluted basis for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Income / (loss) (numerator):
Net loss	$(19,938)	$(12,796)	$(36,601)	$(23,100)
Noncontrolling interest	3,109	3,382	10,795	11,214
Dividends on preferred shares	5,569	5,569	16,707	13,359
Net loss attributable to common shareholders	$(28,616)	$(21,747)	$(64,103)	$(47,673)

Weighted-average shares (denominator)	211,414,368	202,547,677	211,460,840	191,251,638

Net loss per share—basic and diluted	$(0.14)	$(0.11)	$(0.30)	$(0.25)

Total weighted-average shares for the three and nine months ended September 30, 2015, excludes an aggregate of 73,993,944, and for the three and nine months ended September 30, 2014, excludes an aggregate of 72,938,266, of shares or units in our Operating Partnership, Series A, B and C preferred shares, common shares issuable upon exercise of stock options, and restricted stock units because they were antidilutive.

Note 11. Commitments and Contingencies

In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. The Company had no outstanding commitments in connection with these contracts that were not accrued for as of September 30, 2015, compared to aggregate outstanding commitments of $4.1 million as of December 31, 2014, in connection with these contracts.

As of September 30, 2015, and December 31, 2014, we had commitments to acquire 112 and 703 single-family properties, respectively, with an aggregate purchase price of $16.2 million and $110.9 million, respectively.

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

As our securitization transactions were recently entered into, management believes that the carrying values of the securitization transactions reasonably approximate their fair values as of September 30, 2015, which have been estimated by discounting future cash flows at market rates (Level 2). These market rates have been estimated based on recent market activity, including our own securitization transactions.

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

The following tables set forth the fair value of our interest rate cap agreement, the contingently convertible Series E units liability and preferred shares derivative liability as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$—	$—	$—

Liabilities:
Contingently convertible Series E units liability	$—	$—	$68,601	$68,601
Preferred shares derivative liability	$—	$—	$60,260	$60,260

	December 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$14	$—	$14

Liabilities:
Contingently convertible Series E units liability	$—	$—	$72,057	$72,057
Preferred shares derivative liability	$—	$—	$57,960	$57,960

The following table presents changes in the fair values of our Level 3 financial instruments, consisting of our contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

Description	January 1, 2015	Issuances	Remeasurement included in earnings	September 30, 2015
Liabilities:
Contingently convertible Series E units liability	$72,057	$—	$(3,456)	$68,601
Preferred shares derivative liability	$57,960	$—	$2,300	$60,260

Description	January 1, 2014	Issuances	Remeasurement included in earnings	September 30, 2014
Liabilities:
Contingently convertible Series E units liability	$66,938	$—	$4,112	$71,050
Preferred shares derivative liability	$28,150	$26,922	$2,348	$57,420

Changes in inputs or assumptions used to value the contingently convertible Series E units liability and preferred shares derivative liability may have a material impact on the resulting valuation.

Note 13. Subsequent Events

Subsequent Acquisitions

From October 1, 2015, through October 31, 2015, we acquired 188 properties with an aggregate purchase price of approximately $26.3 million. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

On October 31, 2015, the Company acquired the remaining 67% outside ownership interest in two of its consolidated joint ventures, RJ American Homes 4 Rent One, LLC and RJ American Homes 4 Rent Two, LLC, which own a total of 377 single-family properties, for a purchase price of $44.4 million.

Declaration of Dividends

On November 5, 2015, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on December 31, 2015, to shareholders of record on December 15, 2015, and $0.05 per Class B common share payable on December 31, 2015, to shareholders of record on December 15, 2015. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company’s 5.0% Series A participating preferred shares payable on December 31, 2015, to shareholders of record on December 15, 2015, $0.3125 per share on the Company’s 5.0% Series B participating preferred shares payable on December 31, 2015, to shareholders of record on December 15, 2015, and $0.34375 per share on the Company’s 5.5% Series C participating preferred shares payable on December 31, 2015, to shareholders of record on December 15, 2015.

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

As of September 30, 2015, we owned 38,377 single-family properties in selected sub-markets of MSAs in 22 states, compared to 34,599 single-family properties in 22 states as of December 31, 2014, and 30,877 single-family properties in 22 states as of September 30, 2014. As of September 30, 2015, we had an additional 112 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $16.2 million. As of September 30, 2015, 35,617, or 92.8%, of our total properties were leased, compared to 28,250, or 81.6%, of our total properties as of December 31, 2014, and 26,161, or 84.7%, of our total properties as of September 30, 2014. As of September 30, 2015, our entire portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of September 30, 2015:

	Properties (1)		Gross Book Value			Averages per Property
Market	Number of Properties	% of Total	($ millions)	% of Total	Avg. per Property	Square Footage	Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	3,150	8.2%	$504.3	7.6%	$160,104	2,129	11.9	2013
Indianapolis, IN	2,775	7.2%	422.2	6.4%	152,157	1,942	13.0	2013
Atlanta, GA	2,688	7.0%	437.1	6.6%	162,614	2,096	14.7	2013
Charlotte, NC	2,274	5.9%	395.2	6.0%	173,797	2,006	12.5	2014
Greater Chicago area, IL and IN	2,064	5.4%	369.1	5.6%	178,846	1,896	14.1	2013
Houston, TX	2,021	5.3%	349.8	5.3%	173,093	2,219	11.1	2013
Cincinnati, OH	1,871	4.9%	321.3	4.8%	171,739	1,846	13.5	2013
Tampa, FL	1,558	4.1%	293.4	4.4%	188,305	1,974	11.8	2013
Jacksonville, FL	1,546	4.0%	234.9	3.5%	151,931	1,909	11.7	2013
Nashville, TN	1,498	3.9%	311.8	4.7%	208,152	2,209	11.2	2013
All Other (2)	16,932	44.1%	2,987.8	45.1%	176,457	1,885	12.8	2013
Total / Average	38,377	100.0%	$6,626.9	100.0%	$172,678	1,965	12.7	2013

(1)	Includes 377 properties in which we hold an approximate one-third interest.

(2)	Represents 31 markets in 19 states.

The following table summarizes certain key leasing metrics as of September 30, 2015:

	Total Portfolio					Stabilized Properties (3)
Market	Leased Percentage (1)	Occupancy Percentage (2)	Avg. Scheduled Monthly Rent Per Property	Avg. Original Lease Term (months)	Avg. Remaining Lease Term (months)	Leased Percentage (1)	Occupancy Percentage (2)	Total Stabilized Properties
Dallas-Fort Worth, TX	94.4%	93.4%	$1,531	12.5	7.2	96.8%	95.8%	3,037
Indianapolis, IN	92.7%	91.3%	1,306	12.8	7.6	94.1%	92.7%	2,724
Atlanta, GA	88.7%	87.6%	1,345	12.3	7.3	96.0%	94.9%	2,449
Charlotte, NC	93.7%	93.3%	1,393	12.4	7.4	96.4%	96.0%	2,196
Greater Chicago area, IL and IN	92.4%	91.7%	1,693	13.0	7.5	93.8%	93.0%	2,011
Houston, TX	92.1%	90.4%	1,610	12.4	7.5	94.8%	93.0%	1,915
Cincinnati, OH	92.1%	91.2%	1,442	13.0	6.8	93.8%	92.9%	1,822
Tampa, FL	93.3%	91.6%	1,542	12.1	7.1	95.1%	93.4%	1,514
Jacksonville, FL	90.5%	88.9%	1,327	12.0	7.0	95.0%	93.2%	1,451
Nashville, TN	91.9%	90.9%	1,592	12.1	7.0	95.2%	94.1%	1,425
All Other (4)	93.5%	92.7%	1,393	12.4	7.0	95.6%	94.7%	16,390
Total / Average	92.8%	91.8%	$1,436	12.5	7.2	95.4%	94.3%	36,934

(1)	A property is classified as leased upon the execution (i.e., signature) of a lease agreement.

(2)	A property is classified as occupied upon commencement (i.e., start date) of a lease agreement, which can occur contemporaneously with or subsequent to execution (i.e., signature).

(3)	A property is classified as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days.

(4)	Represents 31 markets in 19 states.

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

Property Acquisitions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and the level of capital available to invest. During the quarter ended September 30, 2015, our total portfolio increased by 886 homes, including 590 homes acquired through trustee acquisitions and 296 homes acquired through broker acquisitions.

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

Over the longer term and as our total portfolio occupancy stabilizes, our ability to maintain and grow revenues will become more dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on 7,235 and 4,939 leases that expired during the three months ended September 30, 2015 and 2014, respectively, we experienced tenant renewal rates of 74.4% and 77.5%, respectively, at an average rental rate increase on non-month-to-month leases of 3.3% and 4.2%, respectively. Including the impact of 922 and 684 early terminated tenants during the three months ended September 30, 2015 and 2014, respectively, we experienced tenant retention rates of 66.0% and 68.4%, respectively. Based on 20,129 and 11,262 leases that expired during the nine months ended September 30, 2015 and 2014, respectively, we experienced tenant renewal rates of 76.5% and 79.8%, respectively, at an average rental rate increase on non-month-to-month leases of 3.0% and 3.4%, respectively. Including the impact of 2,581 and 1,792 early terminated tenants during the nine months ended September 30, 2015 and 2014, respectively, we experienced tenant retention rates of 67.8% and 70.3%, respectively.  To date, our leasing efforts have been primarily focused on increasing our overall portfolio occupancy rather than raising rental rates. We believe that there will be significant opportunity to optimize rental rates in the future as our total portfolio occupancy stabilizes.

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

Seasonality

We believe that our business and related operating results will be impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of tenant move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets for expenses such as HVAC repairs, turn costs and landscaping expenses during the summer season.

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

Comparison of the Three Months Ended September 30, 2015, to the Three Months Ended September 30, 2014

The following table presents a summary of Initially Leased Property Core NOI for our Same-Home properties, Non-Same-Home properties and total properties for the three months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$84,612		$64,203		$148,815
Fees from single-family properties	1,206		940		2,146
Bad debt	(1,301)		(919)		(2,220)
Core revenues from single-family properties	84,517		64,224		148,741

Leased property operating expenses:
Property tax expense	14,649	17.3%	13,142	20.5%	27,791	18.7%
HOA fees, net of tenant charge-backs	1,828	2.2%	1,292	2.0%	3,120	2.1%
Maintenance and turnover costs, net of tenant charge-backs	9,724	11.6%	5,683	8.9%	15,407	10.4%
Insurance	1,127	1.3%	852	1.3%	1,979	1.3%
Property management expenses	7,550	8.9%	5,734	8.9%	13,284	8.9%
Core property operating expenses	34,878	41.3%	26,703	41.6%	61,581	41.4%

Initially Leased Property Core NOI	$49,639	58.7%	$37,521	58.4%	$87,160	58.6%

	For the Three Months Ended September 30, 2014
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$81,292		$22,918		$104,210
Fees from single-family properties	754		775		1,529
Bad debt	(1,677)		(367)		(2,044)
Core revenues from single-family properties	80,369		23,326		103,695

Leased property operating expenses:
Property tax expense	13,721	17.1%	3,536	15.2%	17,257	16.6%
HOA fees, net of tenant charge-backs	1,739	2.2%	563	2.4%	2,302	2.2%
Maintenance and turnover costs, net of tenant charge-backs	10,936	13.5%	1,889	8.0%	12,825	12.4%
Insurance	1,437	1.8%	504	2.2%	1,941	1.9%
Property management expenses	7,698	9.6%	2,234	9.6%	9,932	9.6%
Core property operating expenses	35,531	44.2%	8,726	37.4%	44,257	42.7%

Initially Leased Property Core NOI	$44,838	55.8%	$14,600	62.6%	$59,438	57.3%

(1)	Includes 20,963 properties that have been stabilized longer than 90 days prior to July 1, 2014.

A reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the three months ended September 30, 2015, increased $4.1 million, or 5.2%, to $84.5 million from $80.4 million for the three months ended September 30, 2014. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,438 per month as of September 30, 2015, compared to $1,407 per month as of September 30, 2014, and to higher average occupancy levels, which increased to 94.6% during the third quarter of 2015 from 93.1% during the third quarter of 2014.

Non-Same Home Properties

Core property revenues from Non-Same-Home properties were $64.2 million and $23.3 million for the three months ended September 30, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home properties, which rose to 15,218 leased properties for the three months ended September 30, 2015, from 5,070 leased properties for the three months ended September 30, 2014.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs associated with properties that have been initially leased, whether or not they are currently leased.

Same-Home Properties

Core property operating expenses from Same-Home properties for the three months ended September 30, 2015, decreased $0.6 million, or 1.8%, to $34.9 million from $35.5 million for the three months ended September 30, 2014. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 41.3% for the three months ended September 30, 2015, from 44.2% for the three months ended September 30, 2014. This decrease was primarily attributable to lower maintenance and turnover costs, net of tenant charge-backs, and a reduction in property management expenses, as well as to higher core revenues from Same-Home properties.

Non-Same-Home Properties

Core property operating expenses from Non-Same-Home properties were $26.7 million and $8.7 million for the three months ended September 30, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of initially leased Non-Same-Home properties, which rose to 19,500 initially leased properties for the three months ended September 30, 2015, from 8,936 initially leased properties for the three months ended September 30, 2014.

Vacant Property Operating Expenses and Other

Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $2.5 million for the three months ended September 30, 2015, which included $1.3 million of vacant property operating expenses and $1.2 million of other miscellaneous costs, compared to $3.9 million for the three months ended September 30, 2014, which included $2.8 million of vacant property operating expenses and $1.1 million of other miscellaneous costs. This reduction was primarily attributable to a decrease in the average number of initially rent ready vacant properties for the third quarter of 2015, compared to the third quarter of 2014.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $6.1 million for the three months ended September 30, 2015, compared to $5.3 million for the same period in 2014. This rise was primarily related to incremental headcount increases associated with the growth of the business. Annualized general and administrative expense for the three months ended September 30, 2015, was 0.35% of total quarter-end assets, compared to annualized general and administrative expense of 0.38% of total quarter-end assets for the same period in 2014.

Interest Expense

Interest expense was $23.9 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively. This increase was primarily due to a rise in aggregate borrowings to $2.6 billion at September 30, 2015, from $1.1 billion at September 30, 2014.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended September 30, 2015, acquisition fees and costs expensed included $4.1 million of costs associated with purchases of single-family properties and $0.1 million of transaction costs related to recent portfolio and bulk transactions. For the three months ended September 30, 2014, acquisition fees and costs expensed included $14.5 million of acquisition fees and related costs associated with single-family properties acquired with in-place leases and the acquisition of Beazer Rental Homes and $0.1 million of transaction costs incurred from pursuing unsuccessful single-family property acquisitions.

 Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $67.8 million and $44.9 million for the three months ended September 30, 2015 and 2014, respectively. This increase was attributable to growth in our average number of depreciable properties.

Comparison of the Nine Months Ended September 30, 2015, to the Nine Months Ended September 30, 2014

The following table presents a summary of Initially Leased Property Core NOI for our Same-Home properties, Non-Same-Home properties and total properties for the nine months ended September 30, 2015 and 2014 (in thousands):

	For the Nine Months Ended September 30, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$160,154		$247,159		$407,313
Fees from single-family properties	2,083		3,598		5,681
Bad debt	(1,887)		(3,118)		(5,005)
Core revenues from single-family properties	160,350		247,639		407,989

Leased property operating expenses:
Property tax expense	27,607	17.2%	45,422	18.3%	73,029	17.9%
HOA fees, net of tenant charge-backs	3,757	2.3%	5,032	2.0%	8,789	2.2%
Maintenance and turnover costs, net of tenant charge-backs	15,809	9.9%	21,103	8.6%	36,912	9.0%
Insurance	2,371	1.5%	3,246	1.3%	5,617	1.4%
Property management expenses	14,083	8.8%	21,785	8.8%	35,868	8.8%
Core property operating expenses	63,627	39.7%	96,588	39.0%	160,215	39.3%

Initially Leased Property Core NOI	$96,723	60.3%	$151,051	61.0%	$247,774	60.7%

	For the Nine Months Ended September 30, 2014
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$154,267		$112,575		$266,842
Fees from single-family properties	1,458		3,318		4,776
Bad debt	(2,894)		(1,535)		(4,429)
Core revenues from single-family properties	152,831		114,358		267,189

Leased property operating expenses:
Property tax expense	25,699	16.8%	18,799	16.4%	44,498	16.7%
HOA fees, net of tenant charge-backs	3,503	2.3%	2,012	1.8%	5,515	2.1%
Maintenance and turnover costs, net of tenant charge-backs	16,638	10.9%	9,350	8.1%	25,988	9.7%
Insurance	2,908	1.9%	2,031	1.8%	4,939	1.8%
Property management expenses	13,779	9.0%	8,690	7.6%	22,469	8.4%
Core property operating expenses	62,527	40.9%	40,882	35.7%	103,409	38.7%

Initially Leased Property Core NOI	$90,304	59.1%	$73,476	64.3%	$163,780	61.3%

(1)	Includes 13,440 properties that have been stabilized longer than 90 days prior to January 1, 2014.

A reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the nine months ended September 30, 2015, increased $7.6 million, or 4.9%, to $160.4 million from $152.8 million for the nine months ended September 30, 2014. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,435 per month as of September 30, 2015, compared to $1,409 per month as of September 30, 2014, and to higher average occupancy levels, which increased to 93.4% during the nine months ended September 30, 2015 from 92.9% during the nine months ended September 30, 2014.

Non-Same Home Properties

Core property revenues from Non-Same-Home properties were $247.6 million and $114.4 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home properties, which rose to 19,754 leased properties for the nine months ended September 30, 2015, from 9,275 leased properties for the nine months ended September 30, 2014.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs associated with properties that have been initially leased, whether or not they are currently leased.

Same-Home Properties

Core property operating expenses from Same-Home properties for the nine months ended September 30, 2015, increased $1.1 million, or 1.8%, to $63.6 million from $62.5 million for the nine months ended September 30, 2014. However, Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 39.7% for the nine months ended September 30, 2015, from 40.9% for the nine months ended September 30, 2014. This decrease was primarily attributable to lower maintenance and turnover costs, net of charge-backs, as well as to higher core revenues from Same-Home properties.

Non-Same-Home Properties

Core property operating expenses from Non-Same-Home properties were $96.6 million and $40.9 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of initially leased Non-Same-Home properties, which rose to 21,195 initially leased properties for the nine months ended September 30, 2015, from 9,706 initially leased properties for the nine months ended September 30, 2014.

Vacant Property Operating Expenses and Other

Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $13.0 million for the nine months ended September 30, 2015, which included $10.3 million of vacant property operating expenses and $2.7 million of other miscellaneous costs, compared to $18.8 million for the nine months ended September 30, 2014, which included $15.8 million of vacant property operating expenses and $3.0 million of other miscellaneous costs. This reduction was primarily attributable to a decrease in the average number of initially rent ready vacant properties for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $18.5 million for the nine months ended September 30, 2015, compared to $16.1 million for the same period in 2014. This rise was primarily related to incremental headcount increases associated with the growth of the business. Annualized general and administrative expense for the nine months ended September 30, 2015, was 0.35% of total quarter-end assets, compared to annualized general and administrative expense of 0.39% of total quarter-end assets for the same period in 2014.

Interest Expense

Interest expense was $61.5 million and $10.5 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was primarily due to a rise in aggregate borrowings to $2.6 billion at September 30, 2015, from $1.1 billion at September 30, 2014.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the nine months ended September 30, 2015, acquisition fees and costs expensed included $13.3 million of costs associated with purchases of single-family properties and $1.0 million of transaction costs related to recent portfolio and bulk transactions. For the nine months ended September 30, 2014, acquisition fees and costs expensed included $15.6 million of acquisition fees and related costs associated with single-family properties acquired with in-place leases and the acquisition of Beazer Rental Homes and $0.3 million of transaction costs incurred in pursuing unsuccessful single-family property acquisitions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $180.7 million and $118.3 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was attributable to growth in our average number of depreciable properties.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to our policies during the three and nine months ended September 30, 2015. For a discussion of recent accounting pronouncements, see “Note 2—Significant Accounting Policies.”

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

ASC 740-10 Income Taxes requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2015, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of September 30, 2015, included cash and cash equivalents of $238.4 million. Additionally, as of September 30, 2015, we did not have any borrowings outstanding under our credit facility. However, our credit facility provides for maximum borrowings of up to $800.0 million.

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

During the nine months ended September 30, 2015, net cash provided by operating activities was $155.9 million, which included inflows of $193.0 million from noncash adjustments to net loss and $0.5 million from other changes in operating assets and liabilities, partially offset by outflows of a net loss of $36.6 million. Net cash used for investing activities was $743.9 million, which primarily consisted of cash outflows of $555.0 million related to the acquisition of properties and $125.2 million of initial renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $717.6 million, which primarily consisted of cash inflows of $1.0 billion in proceeds from our securitization transactions in March 2015 and September 2015, partially offset by net repayments of borrowings under our credit facility of $207.0 million. Net cash provided by total operations during the nine months ended September 30, 2015, was $129.6 million.

During the nine months ended September 30, 2014, net cash provided by operating activities was $131.7 million, which included inflows of $132.1 million from noncash adjustments to net loss and $22.7 million from other changes in operating assets and liabilities, partially offset by outflows of a net loss of $23.1 million. Net cash used for investing activities was $1.3 billion, which primarily consisted of cash outflows of $951.9 million related to the acquisition of properties and $136.2 million of initial renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $1.1 billion, which primarily consisted of cash inflows of $968.6 million in proceeds from our securitization transactions in May 2014 and September 2014, partially offset by net repayments of borrowings under our credit facility of $293.0 million. Net cash used for total operations during the nine months ended September 30, 2014, was $45.1 million.

Credit Facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through March 7, 2016, which may be extended for an additional year, subject to the satisfaction of certain financial covenant tests. Upon expiration of the credit facility period, any outstanding borrowings will convert to a term loan through September 30, 2018. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The credit facility is secured by our Operating Partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of September 30, 2015, the Company was in compliance with all loan covenants. The Company had no borrowings outstanding under the credit facility as of September 30, 2015, compared to $207.0 million in total outstanding borrowings under the credit facility at December 31, 2014.

Asset-Backed Securitizations

March 2015 Securitization

In March 2015, we completed a private securitization transaction (the “2015-SFR1 securitization”), in which a newly-formed special purpose entity (the “Borrower”) entered into a loan with a third-party lender for $552.8 million represented by a promissory note. The Borrower under the loan is wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner is wholly owned by the Operating Partnership. The loan is a fixed-rate loan with a 30 year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%. The loan, which requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount, has an anticipated repayment date of April 9, 2025. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for eight classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $552.8 million, before issuance costs of $13.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The loan is secured by first priority mortgages on a pool of 4,661 single-family residential properties transferred to the Borrower from the Company’s portfolio of properties. The Company consolidates, at historical cost basis, the 4,661 homes placed as collateral for the note. The principal balance outstanding on the note was $550.5 million as of September 30, 2015, and was included in asset-backed securitizations within the condensed consolidated balance sheets. The 4,661 collateral homes had a net book value of $741.5 million as of September 30, 2015 (see Note 6).

September 2015 Securitization

In September 2015, we completed a private securitization transaction (the “2015-SFR2 securitization”), which was structured substantially similar to the 2015-SFR1 securitization. The principal differences from the 2015-SFR1 securitization are: (1) the loan is a fixed-rate loan for $477.7 million with a 30 year term, maturity date of October 9, 2045, and a duration-adjusted weighted-average interest rate of 4.36%, (2) the loan is secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the borrower, a subsidiary of the Company, and (3) the loan has an anticipated repayment date of October 9, 2025. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $477.7 million, before issuance costs of $11.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The loan is secured by first priority mortgages on a pool of 4,125 single-family residential properties transferred to the Borrower from the Company’s portfolio of properties. The Company consolidates, at historical cost basis, the 4,125 homes placed as collateral for the note. The principal balance outstanding on the note was $477.7 million as of September 30, 2015, and was included in asset-backed securitizations within the condensed consolidated balance sheets. The 4,125 collateral homes had a net book value of $686.8 million as of September 30, 2015 (see Note 6).

Share Repurchase Program

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. We repurchased 3.4 million of our Class A common shares at a weighted-average price of $15.76 per share and a total price of $53.7 million during the nine months ended September 30, 2015, in accordance with the program. As of September 30, 2015, we had a remaining repurchase authorization of $246.3 million under the program (see Note 8).

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

The following is a reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(19,938)	$(12,796)	$(36,601)	$(23,100)
Remeasurement of preferred shares	3,000	1,750	2,300	2,348
Remeasurement of Series E units	525	(3,588)	(3,456)	4,112
Depreciation and amortization	67,800	44,855	180,685	118,311
Acquisition fees and costs expensed	4,153	14,550	14,297	15,921
Noncash share-based compensation expense	913	751	2,343	1,895
Interest expense	23,866	5,112	61,539	10,502
General and administrative expense	6,090	5,291	18,497	16,068
Property operating expenses for vacant single-family properties and other	2,522	3,885	12,950	18,770
Other revenues	(1,771)	(372)	(4,780)	(1,047)
Initially Leased Property NOI	$87,160	$59,438	$247,774	$163,780
Tenant charge-backs	19,881	4,282	40,215	9,310
Expenses reimbursed by tenant charge-backs	(19,881)	(4,282)	(40,215)	(9,310)
Bad debt expense excluded from operating expenses	2,220	2,044	5,005	4,429
Bad debt expense included in revenues	(2,220)	(2,044)	(5,005)	(4,429)
Initially Leased Property Core NOI	$87,160	$59,438	$247,774	$163,780

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

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders and Core FFO attributable to common share and unit holders for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(28,616)	$(21,747)	$(64,103)	$(47,673)
Adjustments:
Noncontrolling interests in the Operating Partnership	3,123	3,583	10,853	11,438
Depreciation and amortization of real estate assets	66,218	43,153	174,288	113,773
FFO attributable to common share and unit holders	$40,725	$24,989	$121,038	$77,538
Adjustments:
Acquisition fees and costs expensed	4,153	14,550	14,297	15,921
Noncash share-based compensation expense	913	751	2,343	1,895
Remeasurement of Series E units	525	(3,588)	(3,456)	4,112
Remeasurement of preferred shares	3,000	1,750	2,300	2,348
Core FFO attributable to common share and unit holders	$49,316	$38,452	$136,522	$101,814
Weighted-average number of FFO shares and units (1)	265,691,012	256,170,943	265,737,484	244,874,904
Per FFO share and unit:
FFO attributable to common share and unit holders	$0.15	$0.10	$0.46	$0.32
Core FFO attributable to common share and unit holders	$0.19	$0.15	$0.51	$0.42

(1)
Includes weighted-average common shares outstanding and assumes full conversion of all Operating Partnership units outstanding, including Class A units, which totaled 14,440,670 at September 30, 2015, and 13,787,292 at September 30, 2014, as well as 31,085,974 Series C units, 4,375,000 Series D units and 4,375,000 Series E units at September 30, 2015 and 2014.

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

As of September 30, 2015 and December 31, 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility of zero and $207.0 million, respectively, and 2014-SFR1 securitization of $475.0 million and $478.6 million, respectively.  All borrowings under our credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%, while borrowings under the 2014-SFR1 securitization bear interest at a duration-weighted blended interest rate of LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$(4,750)	$(6,856)
Rate decrease of 1% (2)	$—	$331

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of September 30, 2015.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of our outstanding Class A common shares during the three months ended September 30, 2015 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	—	$—	—	$—
August 1, 2015 to August 31, 2015	—	—	—	—
September 1, 2015 to September 30, 2015	3,407,046	15.76	3,407,046	246,321
Total	3,407,046	$15.76	3,407,046	$246,321

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. We repurchased and retired 3.4 million of our Class A common shares during the three months ended September 30, 2015, in accordance with the program. As of September 30, 2015, we had a remaining repurchase authorization of $246.3 million under the program.

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
Date: November 6, 2015

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

10.1‡
Loan Agreement dated as of September 22, 2015 between AMH 2015-2 Borrower, LLC, as Borrower and Goldman Sachs Mortgage Company, as Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2015.)

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

Exhibit 31.1

Certification Pursuant to
Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended

I, David P. Singelyn, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of American Homes 4 Rent;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of trustees (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ David P. Singelyn

David P. Singelyn
Chief Executive Officer
November 6, 2015

Exhibit 31.2

Certification Pursuant to
Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended

I, Diana M. Laing, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of American Homes 4 Rent;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of trustees (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Diana M. Laing

Diana M. Laing
Chief Financial Officer
November 6, 2015

Exhibit 32.1
Certification Pursuant to
18 U.S.C. Section 1350

In connection with the Quarterly Report on Form 10-Q of American Homes 4 Rent (the “Company”) for the quarterly period ended September 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), David P. Singelyn, as Chief Executive Officer and Diana M. Laing, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David P. Singelyn

David P. Singelyn
Chief Executive Officer

/s/ Diana M. Laing

Diana M. Laing
Chief Financial Officer

November 6, 2015

This certification accompanies the Report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by §906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company, and will be retained and furnished to the SEC or its staff upon request.