Form 10-K
period 2015-12-31
American Homes 4 Rent
filed 2016-02-26
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Class A common shares of American Homes 4 Rent held by non-affiliates of the registrant was approximately $3.3 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2015.
There were 205,915,616 Class A common shares, $0.01 par value per share, and 635,075 Class B common shares, $0.01 par value per share, outstanding on February 24, 2016.
Documents Incorporated by Reference
Portions of the Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2015.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

American Homes 4 Rent is an internally managed Maryland real estate investment trust ("REIT") focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of AH LLC, which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market. Mr. Hughes has over 40 years of experience in the real estate business and a successful track record as co-founder and former chairman and chief executive officer of Public Storage, a REIT listed on the New York Stock Exchange ("NYSE"). We completed our initial public offering on the NYSE in August 2013.

As of December 31, 2015, we owned 38,780 single-family properties in 22 states and had an additional 12 properties in escrow that we expect to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $1.7 million. As of December 31, 2015, 36,403, or 93.9% of our properties were leased. We have an integrated operating platform that consists of 781 personnel dedicated to property management, acquisitions, construction, marketing, leasing, financial and administrative functions.

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

We believe we have become a leader in the single-family home rental industry by aggregating a geographically diversified portfolio of high quality single-family homes and developing "American Homes 4 Rent" into a nationally recognized brand that is well-known for quality, value and tenant satisfaction and is well respected in our communities. In addition to single-family properties, we also may seek to invest in condominium units, townhouses and real estate-related debt investments. Our investments may be made directly or through investment vehicles with third-party investors. In addition to individual property purchases, we may pursue bulk acquisitions from financial institutions, government agencies and competitors. Our objective is to generate attractive, risk-adjusted returns for our shareholders through dividends and capital appreciation.

We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, for each of our taxable years commencing with our taxable year ended December 31, 2012, and we expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2016, and subsequent taxable years.

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

Our Business and Growth Strategies

Our primary objective is to generate attractive risk-adjusted returns for our shareholders through dividends and capital appreciation by acquiring, renovating, leasing and operating single-family homes as rental properties. We believe we can achieve this objective by pursuing the following strategies:

•
Secure early-mover advantage and position us as a dominant owner/operator of single-family rental properties.  Historically, the single-family home rental market has been extremely fragmented, comprised primarily of private and individual property investors in local markets. Until recently, there have been no large-scale, national market owners/operators primarily due to the challenge of efficiently scaling the acquisition and management of many individual homes. With an opportunity to continue acquiring homes at attractive prices, we intend to continue to leverage our expertise and experience in rapidly building an institutional-quality, professionally managed business. We believe that being one of the first in our industry to do so on a large scale has provided us the "early-mover" advantage to continue aggregating a large, geographically diversified portfolio of high quality properties at prices that provide attractive potential yields and capital appreciation.

•
Employ a disciplined property acquisition process.  We are focused on acquiring homes with a number of key property characteristics, including: (i) construction after 1990; (ii) three or more bedrooms; (iii) two or more bathrooms; (iv) a range of $100,000 estimated minimum valuation to $400,000 maximum bid price; and (v) estimated renovation costs not in excess of 25% of estimated value. We target areas with above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire meet all of these criteria, especially if acquired as part of a bulk purchase. We have an established acquisition and renovation platform to acquire high quality single-family homes. To date, we have primarily acquired properties at foreclosure auctions and through broker sales (primarily multiple listing service ("MLS") and short sales) and, more recently, through bulk portfolio purchases. In the future, we may source a larger proportion of our property acquisitions through portfolio (or bulk) sales from government agencies, financial institutions and competitors. Historically through December 10, 2014, our acquisition and renovation activities were handled by AH LLC. We paid AH LLC a fee equal to 5% of the sum of the purchase price and initial renovation costs of each property that we acquired and AH LLC paid all expenses related to acquisition and renovation personnel, including all internal and third-party costs related to the investigation of properties not acquired by us. In December 2014, we internalized these functions and employed all of AH LLC's acquisition and renovation personnel and we no longer pay the 5% fee to AH LLC.

•
Assemble a geographically diversified portfolio.  We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular market. We currently are focusing on acquiring single-family homes in selected sub-markets of metropolitan statistical areas ("MSAs") within 22 states, with an emphasis on achieving critical mass within each target market. We continually evaluate potential new markets where we may invest and establish operations as opportunities emerge. We select our markets based on steady population growth, strong rental demand and a desirable level of distressed sales of homes that can be acquired below replacement cost, providing for attractive potential yields and capital appreciation. In addition, if we are unable to gain desired critical mass within a market to operate efficiently, then we may pursue ways to exit those markets in a manner designed to maximize shareholder value.

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

•
Establish a nationally recognized brand.  We continue to strive toward establishing "American Homes 4 Rent" as a nationally recognized brand because we believe that establishing a brand well-known for quality, value and tenant satisfaction will help attract and retain tenants and qualified personnel, as well as support higher rental rates. Based on our executive team's experience at Public Storage, we believe that creating brand awareness will facilitate the growth and success of our company. We have established a toll-free number serviced by our call center and a website to provide a direct portal to reach potential tenants and to drive our brand presence. We believe our brand has gained recognition within a number of our markets.

•
Optimize capital structure.  We may use leverage to increase potential returns to our shareholders, but we will seek to maintain a conservative and flexible balance sheet. We believe that preferred shares provide an attractive source of permanent capital. We also completed three asset-backed securitization transactions during 2014 and two asset-backed securitization transactions during 2015. We also may participate in investment vehicles with third-party investors as an alternative source of equity to grow our business. Our executive officers have substantial experience organizing and managing investment vehicles with third-party investors.

Recent Developments

On December 3, 2015, we, American Residential Properties, Inc. (“ARPI”) and certain of our and their subsidiaries entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, ARPI will merge with and into a wholly owned subsidiary of us in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity (the "Merger"), which was unanimously approved by the members of our board of trustees present at the meeting and by the board of directors of ARPI. If the Merger is completed, each holder of ARPI common stock will receive 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership will receive 1.135 Class A units of our operating partnership. The exchange ratio is fixed and will not be adjusted to reflect changes in the price of our Class A common shares or the price of ARPI common stock occurring prior to the completion of the Merger. It is anticipated that we will issue approximately 36,553,308 Class A common shares and 1,370,626 Class A units in connection with the Merger, representing approximately 12.7% of the total pro forma Class A common shares, Class B common shares and units of our operating partnership, collectively. The proposed Merger, which was approved by the stockholders of ARPI on February 26, 2016, is subject to customary closing conditions. We anticipate the transaction to close on February 29, 2016.

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

We have and will continue to source property acquisition opportunities through broker sales (including traditional MLS, real estate owned ("REO") sales and short sales) and portfolio (or bulk) sales from government agencies, financial institutions and competitors. In particular, we have developed an extensive network of real estate brokers that facilitate a large volume of acquisitions through broker sales. We have a team dedicated to identifying opportunities for homes sold in bulk by institutions or competitors. Acquisitions through these channels generally allow more time for underwriting to determine the expected rents, expenses and renovation costs, obtain title insurance and review local covenant conditions and restrictions.

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

•
Property Renovation.  We have a team of dedicated personnel to oversee the renovation process. This team focuses on maximizing the benefit of our investment in property renovation. Once a home is acquired, if it is not occupied, we promptly begin the renovation process, during which each property is thoroughly evaluated. Any resulting work is presented for bid to approved contractors in each of our markets. We have negotiated substantial quantity discounts in each of our markets for products that we regularly use during the renovation process, such as paint, window blinds, carpet and flooring. By establishing and enforcing best practices and quality consistency, we believe that we are able to reduce the costs of both materials and labor. We have found that a rapid response to renovating our homes improves our relationship with the local communities and homeowners' associations ("HOAs") enhancing the "American Homes 4 Rent" brand recognition and loyalty. For homes that are occupied, property renovation is generally delayed. In general, property renovations are completed within approximately 60 to 70 days after gaining initial access to a property and properties are typically leased approximately 20 to 30 days after completing the renovation process. If a home that is acquired remains occupied, the renovation process may be postponed. However, an assessment is made of potential renovation work that must be addressed once the property can be accessed.

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

Prospective tenants may submit an application through our website, Craigslist posting or in person. We evaluate prospective tenants in a standardized manner. Our application and evaluation process includes obtaining appropriate identification, a thorough evaluation of credit and household income, a review of the applicant's rental history, and a background check for criminal activity. Although we require a minimum household Fair Isaac Corporation ("FICO") score and income to rent ratio, all factors are taken into consideration during the tenant evaluation process, including an emphasis on rental payment history. On average, household FICO scores and income to rent ratios of approved applicants are significantly in excess of our minimum requirements. We are generally able to complete our application and evaluation process the same day the prospective tenant submits a rental application. We collect the majority of rent electronically via Automated Clearing House transfer or direct debit to the tenant's checking account via a secure tenant portal on our website. An auto-pay feature is offered to facilitate rent payment. Tenants' charges and payment history are available to tenants online through the tenant portal. Tenants who do not pay rent by the late payment date (typically within five calendar days of the due date) will receive notification and are assessed a late fee. Eviction is a last resort, and the eviction process is managed in compliance with local and state regulations. The eviction process is documented through a property management system with all correspondence and documentation stored electronically.

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

Other Business Activities

In September 2013, we announced the formation of AMIP Management, LLC ("AMIP"), a joint venture between us and Johnson Capital Residential Investments, LLC ("JCRI"), an investment entity formed and capitalized by a group of mortgage servicing and real estate finance professionals. AMIP was formed to manage multiple investment funds focused on the acquisition and resolution of distressed residential mortgage assets in the United States. As of December 31, 2015, AMIP held 265 residential mortgages. We do not currently plan to pursue additional acquisitions of residential mortgage assets and may consider exiting this investment in the future.

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

Insurance

We maintain property, liability and corporate level insurance coverage related to our business, including crime and fidelity, property management errors and omissions, trustees' and officers' errors and omissions, cyber liability, employment practice liability and workers' compensation. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of such deductibles and carveouts. See "Risk Factors—Risks Related to Our Business—We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions on our preferred and common shares."

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

Fair Housing Act

The Fair Housing Act ("FHA") and its state law counterparts, and the regulations promulgated by the U.S. Department of Housing and Urban Development ("HUD") and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that our properties are in substantial compliance with the FHA and other regulations.

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

REIT Qualification

We have elected to be taxed as a REIT, which commenced with our first taxable year ended December 31, 2012. Our qualification as a REIT, and maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our shareholders and the concentration of ownership of our equity shares. We believe that, commencing with our initial taxable year ended December 31, 2012, we have been organized in conformity with the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our shareholders, but taxable income generated by any taxable REIT subsidiary ("TRS") that we may form or acquire will be subject to federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income to their shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act.

Employees

As of December 31, 2015, we have 781 dedicated full-time personnel. None of our personnel are covered by a collective bargaining agreement.

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

Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. Our investment strategy involves purchasing a large number of residential properties and leasing them to suitable tenants. No peer companies exist with an established long-term track record to enable us to predict whether our investment strategy can be implemented successfully over time. It will be difficult for you to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy. We may encounter unanticipated problems implementing our investment strategy, which may adversely affect our results of operations and ability to make distributions to our shareholders and cause our share price to decline significantly. We believe the acquisition, operation and management of multi-family residential real estate is the most comparable established model for our business, but in contrast to multi-family operations, the geographic dispersion of single-family properties (even within a local clustering) creates significantly greater operational and maintenance challenges and, potentially, significantly higher per-unit operating costs. In addition, since each home has unique features, appliances and building materials, renovations, maintenance, marketing and operational tasks will be far more varied and demanding than in a typical multi-family setting. We may be unable to operate a large portfolio of single-family rental properties in a cost-effective and profitable manner and our business plan may not succeed. We also can provide no assurance that we will be able to successfully achieve our objective of providing attractive risk-adjusted returns to our shareholders.

We are a recently organized REIT with a limited operating history, and we may not be able to successfully operate our business or generate sufficient cash flows to make or sustain distributions on our preferred and common shares.

We were organized in October 2012, and we commenced operations in November 2012 upon completion of our initial private placement. Through December 31, 2015, we have not generated any net income. We may not be able to successfully operate our business or implement our operating policies and investment strategy. Furthermore, we may not be able to generate sufficient cash flows to pay our operating expenses, service any debt and make distributions to our shareholders. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;

•	our ability to effectively manage renovation, maintenance, marketing and other operating costs for our properties;

•	our ability to maintain high occupancy rates and target rent levels;

•	our ability to compete with other investors entering the single-family sector;

•	costs that are beyond our control, including title litigation, litigation with tenants or tenant organizations, legal compliance, real estate taxes, HOA fees and insurance;

•	judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rents;

•	judicial and regulatory developments affecting banks' and other mortgage holders' ability to foreclose on delinquent borrowers;

•	reversal of population, employment or homeownership trends in target markets;

•	interest rate levels and volatility, such as the accessibility of short-term and long-term financing on desirable terms; and

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

From commencement of our operations in November 2012 through December 31, 2015, we have acquired 38,780 single-family properties in 22 states. Our future operating results may depend on our ability to effectively manage our rapid growth, which is dependent, in part, upon our ability to:

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

We cannot assure you that we will be able to obtain debt or equity financing on terms favorable or acceptable to us or at all. If we are unable to do so, then we may have to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification. We continue to seek additional sources of financing for our acquisitions. Our pace of acquisitions may depend on the level of funds available for investment. In addition, if we are unable to obtain debt financing, then we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.

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

Most of the expenses associated with our business, such as acquisition costs, repairs and maintenance costs, real estate taxes, HOA fees, insurance, utilities, personal and ad valorem taxes, employee wages and benefits and other general corporate expenses, are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and will require a significant amount of ongoing capital expenditures. Our expenses and ongoing capital expenditures also will be affected by inflationary increases, and certain of our cost increases may exceed the rate of inflation in any given period. Our rental income is affected by many factors beyond our control such as the availability of alternative rental housing and economic conditions in our target markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property. As a result, we may not be able to fully offset rising costs and capital spending by raising rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

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

We rely on a small number of individuals to carry out our business and investment strategies. Any of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand our scale of operations, we will continue to need to attract and retain qualified additional senior management but may not be able to do so on acceptable terms or at all.

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

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our target markets. We acquire, renovate and rent single-family properties in our target markets, which currently include MSAs within 22 states. As of December 31, 2015, approximately 59% of our properties were concentrated in five states—Texas, North Carolina, Florida, Georgia and Ohio. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in these markets will improve significantly over the next several years. However, each of these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our shareholders and cause the value of our outstanding securities to decline.

We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions on our preferred and common shares.

Nearly all of our properties require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises, and we will pay the costs of renovating. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements from time to time that tenant deposits and insurance may not cover.

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

We face competition for tenants from other lessors of single-family properties, apartment buildings and condominium units, and the continuing development of apartment buildings and condominium units in many of our target markets increases the supply of housing and exacerbates competition for tenants. Many of these competitors may successfully attract tenants with better incentives and amenities, which could adversely affect our ability to obtain quality tenants and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties. At December 31, 2015, we owned 38,780 single-family properties, 36,403, or 93.9%, of which were leased. Our operating results and ability to make distributions to our shareholders would be adversely affected if we are not able to lease our properties on favorable terms or at all.

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

In determining whether a particular property meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and tenant default rates. These assumptions may prove inaccurate. As a result, we may pay too much for properties we acquire or overvalue our properties, or our properties may fail to perform as anticipated. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties qualifying under our investment criteria, including assumptions related to our ability to lease properties we have purchased. Reductions in the supply of properties that meet our investment criteria may adversely affect our ability to implement our investment strategy and operating results.

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

Bulk portfolio acquisitions may subject us to the risk of acquiring properties that do not fit our target investment criteria and may be costly or time consuming to divest, which may adversely affect our operating results.

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

When a single-family property is put into foreclosure due to a default by the homeowner on its mortgage obligations or the value of the property is substantially below the outstanding principal balance on the mortgage and the homeowner decides to seek a short sale, the homeowner may abandon the property or cease to maintain the property as rigorously as the homeowner normally would. Neglected and vacant properties are subject to increased risks of theft, mold, infestation, vandalism, illegal activity on the premises, general deterioration and other maintenance problems that may persist without appropriate attention and remediation. If we begin to purchase a large volume of properties in bulk portfolio acquisitions and are not able to inspect them immediately before closing on the purchase, we may purchase properties that may be subject to these problems, which may result in maintenance and renovation costs and time frames that far exceed our estimates. These circumstances could substantially impair our ability to quickly renovate and lease such properties in a cost efficient manner or at all, which would adversely impact our operating results.

If occupancy levels and rental rates in our target markets do not increase sufficiently to keep pace with rising costs of operations, our rental income and distributable cash will decline.

The success of our business model depends, in part, on conditions in the single-family rental market in our target markets. Our asset acquisitions are premised on assumptions about occupancy levels and rental rates, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. A continuation of the recent strengthening of the U.S. economy and job growth, coupled with government programs designed to keep homeowners in their homes and/or other factors may contribute to an increase in homeownership rather than renting. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets at below replacement costs and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for tenants may intensify. A softening of the rental market in our target areas would reduce our rental income and profitability.

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

Because we are self-managed, our expenses include the compensation and benefits of our officers, dedicated personnel and consultants, as well as overhead previously paid by AH LLC and its affiliates. Beginning on December 10, 2014, acquisition and renovation services, which were previously provided by AH LLC and its affiliates, were internalized and there can be no assurances that we will be able provide those services at the same level or for the same costs as provided by subsidiaries of AH LLC, and there may be unforeseen costs, expenses and difficulties associated with internalizing those services on a self-managed basis. If the expenses we assume as a result of internalizing these activities are higher than any corresponding increase in revenues or decrease in other expenses, our net income and funds from operations ("FFO") may be lower than they otherwise would have been.

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

A significant number of our properties are part of HOAs, which are private entities that regulate the activities of, and levy assessments on properties in, a residential subdivision. HOAs in which we own properties may have or enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale, or the use of specific construction materials in renovations. The number of HOAs that impose limits on the number of property owners who may rent their homes is increasing. Such restrictions limit acquisition opportunities and could cause us to incur additional costs to resell the property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas and we may have tenants who violate HOA rules and for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs in which we own properties may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing the property and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

Joint venture investments that we make may limit our ability to invest in certain markets and could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners' financial condition and disputes between us and our joint venture partners.

We have co-invested, and may continue to co-invest in the future, with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. As a result, we may be subject to restrictions that prohibit us from making investments in certain markets until all of the funds in such partnership, joint venture or other entity are invested or committed, and we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity which could, among other things, impact our ability to satisfy the REIT requirements. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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

In connection with operating as a public company, we are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we cannot be certain that we will be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to comply with proper overall controls, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of our preferred and common shares.

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

•	we violate restrictive covenants in the documents that govern our indebtedness, which would entitle our lenders to accelerate our debt obligations;

•	refinancing of the debt may not be available on favorable terms or at all; and

•	the use of leverage could adversely affect our ability to make distributions to our shareholders and the market price of our preferred and common shares.

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

Our credit facility, securitizations and secured note payable contain financial and operating covenants that could restrict our business and investment activities. Failure to satisfy these covenants could result in a default under our credit facility that could accelerate the maturity of our debt obligations or, with respect to our securitizations and secured note payable, also require that all cash flow generated from operations service only the indebtedness and the possible foreclosure of the properties securing the indebtedness, which would have a material adverse effect on our business, liquidity, results of operations and financial condition and our ability to make distributions on our preferred and common shares.

Our credit facility, securitizations and secured note payable contain financial and operating covenants, such as, with respect to our credit facility, debt ratios, minimum liquidity and adjusted tangible net worth tests and, with respect to our securitizations, a minimum debt yield on the portfolio securing the obligations for our floating-rate securitization and a minimum debt service coverage ratio for our fixed-rate securitizations and secured note payable, and other limitations that may restrict our ability to make distributions or other payments to our shareholders and may restrict our investment activities. Among others, our credit facility requires that we maintain financial covenants relating to the following matters: (i) cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15.0 million, of which at least $7.5 million must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) adjusted tangible net worth of not less than 85% of our adjusted tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after September 30, 2013. Our securitizations require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash as the lender elects, including prepayment of principal and amounts due under the loans. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt, substantial impairments in the value of our properties or changes in general economic conditions. If we violate covenants in our credit facility, securitizations, secured note payable or future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, or at all.

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

We have and expect to continue to utilize non-recourse long-term securitizations of pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification, in order to generate cash for funding new investments. These securitizations involve conveying a pool of homes from the Company's portfolio to a special purpose vehicle that obtains a loan from a third-party lender represented by a promissory note. The promissory note is immediately transferred by the third-party lender to a subsidiary of the Company and then to a Real Estate Mortgage Investment Conduit ("REMIC") trust in exchange for classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, the subsidiary of the Company sells the certificates to investors. The securitization of our pools of homes in our portfolio investments can magnify our exposure to losses on those investments because any equity interest we retain in the issuing entity would be subordinate to the certificates issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the investors experience any losses. In addition, accounting rules for securitizations are complex and involve significant judgment and assumptions. These complexities and possible changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

Subject to complying with the requirements for REIT qualification, we may continue to obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or other similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

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

If the properties we acquire do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, our ability to make distributions to our shareholders could be adversely affected. There are significant expenditures associated with an investment in real estate (such as debt service, real estate taxes, insurance and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of the properties we acquire may be adversely affected by the following factors:

•
downturns in international, national, regional and local economic conditions (particularly increases in unemployment), including recent and ongoing disruptions in the oil and gas industry, which have impacted certain markets in which our properties are located;

•	the attractiveness of the properties we acquire to potential tenants and competition from other properties;

•	increases in the supply of, or decreases in the demand for, similar or competing properties in our target markets;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates, availability and terms of debt financing;

•	changes in operating costs and expenses and our ability to control rents;

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

As landlord of numerous properties, we are involved regularly in evicting tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs. The eviction process is typically subject to legal barriers, mandatory "cure" policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord-tenant laws may impose legal duties to assist tenants in relocating to new housing, or restrict the landlord's ability to recover certain costs or charge tenants for damage tenants cause to the landlord's premises. Because such laws vary by state and locality, we and any regional and local property managers we hire will need to be familiar with and take all appropriate steps to comply with all applicable landlord tenant laws, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or by state or local law enforcement. We may be required to pay our adversaries' litigation fees and expenses if judgment is entered against us in such litigation, or if we settle such litigation.

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

Numerous tenants' rights and consumers' rights organizations exist throughout the country and operate in our target markets, and as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands, litigation and adverse media publicity. Many of such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the large settlements identified below in the risk factor entitled "Mortgage loan modification programs and future legislative action may adversely affect the number of available properties that meet our investment criteria" and the increased market for single-family rentals arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, media efforts, fundraising and grass roots organizing activities to focus on landlord-tenant issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain our business operations or may generate unfavorable publicity for our business. If they are successful in any such endeavors, they could directly limit and constrain our operations, adversely impact our business and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

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

The U.S. government, through the Federal Reserve, the FHA and the Federal Deposit Insurance Corporation ("FDIC"), has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to homeowners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current target markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, modifying or refinancing mortgage loans or providing homeowners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures, which will decrease the supply of properties that meet our investment criteria.

The pace of residential foreclosures is subject to numerous factors. Recently, there has been a backlog of foreclosures due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice ("DOJ"), HUD and State Attorneys General, against mortgage servicers alleging wrongful foreclosure practices. Financial institutions also have been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by DOJ, HUD and 49 State Attorneys General against the five largest residential mortgage servicers in the country were settled in 2012 for $25 billion. In 2013, the DOJ announced the settlement of a legal claim relating to mortgage backed securities with J.P. Morgan Chase & Co. for $13 billion. Settlements such as these help homeowners avoid foreclosure through mortgage modifications, and servicers are often required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that settlements such as these will help many homeowners to avoid foreclosures that would otherwise have occurred in the near term, and with lower monthly payments and mortgage debts, for years to come. It is also foreseeable that other residential mortgage servicing companies will agree to similar settlements that will further reduce the supply of houses in the process of foreclosure.

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

As the sole general partner of our operating partnership, we have a fiduciary duty to the other limited partners in our operating partnership, the discharge of which may conflict with the interests of our shareholders. AH LLC, as the limited partner of our operating partnership, has agreed that, in the event of a conflict in the fiduciary duties owed by us to our shareholders and in our capacity as the general partner of our operating partnership, to such limited partner, we are under no obligation to give priority to the interests of such limited partner.

In addition, AH LLC, as well as any other limited partners, has the right to vote on certain amendments to our operating partnership agreement and to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our shareholders.

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

Messrs. Hughes, Singelyn, Corrigan and Goldberg received beneficial economic interests in our operating partnership's Series D convertible units and Series E convertible units through their direct or indirect interests in AH LLC, which received 4,375,000 Series D convertible units and 4,375,000 Series E convertible units as a result of the Management Internalization. Certain provisions of the contribution agreement and the ancillary agreements executed in connection with the Management Internalization may have significant financial impacts on AH LLC. In particular, Messrs. Hughes, Singelyn, Corrigan and Goldberg are subject to conflicts of interest in connection with the enforcement against AH LLC of indemnification obligations under the contribution agreement and other transaction documents that could directly impact their or their family's economic interests.

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

Our senior management and their affiliates may have significant voting influence due to their stock ownership.

Members of the Company’s management and their affiliates hold significant amounts of our Class A and Class B common shares and convertible units in our operating partnership, which represent approximately 24.5% of the current voting power of the Company. Assuming issuance of our Class A common stock upon conversion of our partnership units, they would own approximately 38.5% of the voting power of the Company based on the Company’s outstanding common shares at December 31, 2015. Although the ownership percentage is expected to decrease due to the effect of the anticipated merger with ARPI, they have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of our shareholders, including electing trustees, changing our charter documents, and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

Risks Related to Our Organization and Structure

Provisions of our declaration of trust may limit the ability of a third party to acquire control of us by authorizing our board of trustees to issue additional securities.

Our board of trustees may, without shareholder approval, amend our declaration of trust to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued common or preferred shares, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of trustees may authorize the issuance of additional shares or establish a series of common or preferred shares that may delay or prevent a change in control of our company, including transactions at a premium over the market price of our shares, even if our shareholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our declaration of trust and certain provisions of Maryland law, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our board of trustees or shareholders to approve proposals to acquire our company or effect a change in control.

Certain provisions of the Maryland General Corporation Law ("the MGCL") applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price of their shares, including:

•
"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested shareholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares) or an affiliate of any interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes two super-majority shareholder voting requirements on these combinations, unless, among other conditions, our common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares; and

•
"control share" provisions that provide that our "control shares" (defined as voting shares that, when aggregated with all other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also trustees of our company.

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

Our board of trustees may change any of our strategies, policies or procedures with respect to property acquisitions and divestitures, asset allocation, growth, operations, indebtedness, financing and distributions at any time without the consent of shareholders, which could result in the acquisition of properties that are different from, and possibly riskier than, the types of single-family residential real estate investments that we have historically acquired. These changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common and preferred shares and our ability to make distributions to our shareholders.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets (each such hedge, a "Borrowings Hedge") or manages the risk of certain currency fluctuations (each such hedge, a "Currency Hedge"), and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. Effective for taxable years beginning after December 31, 2015, this exclusion from the 75% and 95% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or if a property is disposed of, and in connection with such extinguishment or disposition we enter into a new properly identified hedging transaction to offset the prior hedging position. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS.

Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our shares. To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to our shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our shareholders.

We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT and that our current organization and proposed method of operation will enable us to continue to qualify as a REIT. However, we have not requested and do not intend to request a ruling from the Internal Revenue Service (the "IRS") that we qualify as a REIT. As a result, we cannot assure you that we qualify or that we will remain qualified as a REIT.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

•	we would not be allowed a deduction for dividends paid to our shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions to our shareholders and may choose to deploy available cash in a different manner. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our preferred and common shares.

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

In order to qualify as a REIT, we generally are required to distribute at least 90% of our "REIT taxable income," determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under the Code.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could adversely affect the value of our shares if they are perceived as less attractive investments.

The maximum rate applicable to "qualified dividend income" paid by regular "C" corporations to U.S. shareholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as "capital gains dividends." Although the reduced rates applicable to dividend income from regular "C" corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of regular "C" corporations that pay dividends, which could adversely affect the value of our preferred and common shares.

The prohibited transactions tax may limit our ability to engage in sale transactions.

A REIT's income from "prohibited transactions" is subject to a 100% tax. In general, "prohibited transactions" are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property or debt instruments that we hold. Although a safe harbor to the characterization of the sale of property by a REIT is not subject to the 100% prohibited transaction tax is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or debt instruments or we may conduct such sales through our TRS, which would be subject to U.S. federal and state income taxation. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis. For example, if we decide to acquire properties or debt instruments opportunistically to renovate in anticipation of immediate resale, we will need to conduct that activity through our TRS to avoid the 100% prohibited transactions tax.

The 100% tax described above may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it not profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits and the trading price of our shares. In addition, in order to avoid the prohibited transactions tax, we may be required to limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

If our operating partnership fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

As a partnership, our operating partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our operating partnership's income. No assurance can be provided, however, that the IRS will not challenge our operating partnership's status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS was successful in treating our operating partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

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

Our ownership of our TRSs is subject to limitations and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.

The Code provides that no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's assets may consist of shares or securities of one or more TRSs. Our TRSs earn income that otherwise would be nonqualifying income if earned by us. Our TRSs also hold certain properties the sale of which may not qualify for the safe harbor for prohibited transactions described above. The limitation on ownership of TRS stock could limit the extent to which we can conduct these activities and other activities through TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. There can be no assurance that we will be able to comply with the TRS limitation or avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our shares.

The share ownership restrictions of the Code for REITs, the 8.0% common share ownership limit that applies to all shareholders, other than the Hughes family, which is subject to the "excepted holder limit" (as defined in the declaration of trust), and "designated investment entities" (as defined in the declaration of trust), which are subject to a 9.9% common share ownership limit, and the 9.9% preferred share ownership limit, all as provided in our declaration of trust may inhibit market activity in our equity shares and restrict our business combination opportunities.

In order to qualify as a REIT, for each taxable year beginning with our taxable year ended December 31, 2013, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding equity shares at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our equity shares under this requirement. Additionally, at least 100 persons must beneficially own our equity shares during at least 335 days of a taxable year for each taxable year after 2012. To help insure that we meet these tests, our declaration of trust restricts the acquisition and ownership of our equity shares.

Our declaration of trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person, other than the Hughes family, which is subject to the "excepted holder limit" (as defined in the declaration of trust), and "designated investment entities" (as defined in the declaration of trust), from beneficially or constructively owning more than 8.0% in value or number of shares, whichever is more restrictive, of our outstanding common shares and more than 9.9% in value or number of shares, whichever is more restrictive, of any class or series of our preferred shares. Our board of trustees may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the applicable ownership limit would result in our failing to qualify as a REIT. These restrictions on ownership and transfer will not apply, however, if our board of trustees determines that it is no longer in our best interest to continue to qualify as a REIT.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our outstanding common or preferred shares.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended, possibly with retroactive effect. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and whether any such law, regulation, or interpretation may take effect retroactively. Several REIT rules recently were amended under the Protecting Americans from Tax Hikes Act of 2015, which was enacted on December 18, 2015. These rules were enacted with varying effective dates, some of which have retroactive effect. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

We may be required to report taxable income for certain investments in excess of the economic income that we ultimately realize from them.

We and our TRS may invest in mortgages, including non-performing loans, or NPLs, for less than their face amount. The amount of such discount is generally treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, then we may not be able to benefit from any offsetting loss deductions.

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

Finally, we or our TRS may recognize taxable "phantom income" as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are "significant modifications" under the applicable U.S. Treasury Regulations. In addition, our TRS may be treated as a "dealer" for U.S. federal income tax purposes, in which case the TRS would be required to mark to market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets.

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

Risks Related to the Merger

We expect to incur substantial expenses related to the Merger.

We expect to incur substantial expenses in connection with completing the Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of ARPI with our own. We also expect to pay substantial severance payments to certain ARPI employees who will not be continuing with the Company following the Merger. In addition, there are a large number of systems that must be integrated, including property management, revenue management, resident payment, credit screening, lease administration, website content management, purchasing, accounting, payroll, benefits, fixed assets and financial reporting systems.

Although we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Merger.

Some of the properties to be acquired in the Merger do not meet our criteria. As such, we intend to sell these properties as soon as practicable after the Merger is completed. Any delays in their disposition would increase our costs related to the Merger.

Following the Merger, we may be unable to integrate the business of ARPI with our own successfully and realize the anticipated synergies and other benefits of the Merger or to do so within the anticipated timeframe.

The Merger involves the combination of two companies that currently operate as independent public companies. We have never integrated a company or portfolio as large as ARPI, which will require significant management time and may impact our earnings in the short term; however, we believe that based on previous (smaller) transactions, we have the expertise, experience and personnel necessary to efficiently integrate ARPI's homes and operations. Following the Merger, we expect to benefit from certain synergies, including cost savings; however, we may encounter potential difficulties in the integration process, including:

•
the inability to successfully integrate the business of ARPI with our own in a manner that permits us, following completion of the Merger, to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies;

•	the complexities of combining two companies with different histories, cultures, regulatory restrictions, markets and customer bases;

•	the risk of not realizing all of the anticipated operational efficiencies or other anticipated strategic and financial benefits of the Merger within the expected timeframe or at all;

•	liabilities of ARPI, including pending litigation, unforeseen increased expenses, delays or regulatory conditions associated with the Merger;

•	liability for ARPI's unknown liabilities, including litigation resulting from the Merger;

•
change in leverage as ARPI is more leveraged than the Company, and the ARPI debt to be assumed or repaid by us would increase our debt by approximately $792 million, increasing our leverage from approximately 35% to approximately 38-39%, which remains in our target leverage range;

•	performance shortfalls as a result of the diversion of management's attention caused by completing the Merger and integrating the companies' operations; and

•
the inability to retain key employees of ARPI who may depart either before or after the Merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company following the Merger.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management following the Merger, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.

The future results of the Company could suffer if we do not effectively manage our expanded operations following the Merger.

Following the Merger, we intend to continue to evaluate expanding our operations through additional acquisitions of properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The table below summarizes certain information with respect to our properties as of December 31, 2015:

	Properties		Gross Book Value			Averages Per Property
Market	Units	% of Total	$ millions	% of Total	Avg. per Property	Square Footage	Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	3,210	8.3%	$513.8	7.7%	$160,063	2,126	12.2	2013
Indianapolis, IN	2,777	7.2%	423.7	6.3%	152,575	1,942	13.3	2013
Atlanta, GA	2,802	7.2%	456.6	6.8%	162,972	2,095	15.0	2013
Charlotte, NC	2,313	6.0%	402.2	6.0%	173,865	2,009	12.7	2014
Greater Chicago area, IL and IN	2,064	5.3%	370.2	5.5%	179,353	1,896	14.3	2013
Houston, TX	2,048	5.3%	354.4	5.3%	173,043	2,213	11.3	2013
Cincinnati, OH	1,872	4.8%	322.7	4.8%	172,384	1,848	13.8	2013
Tampa, FL	1,567	4.0%	295.3	4.4%	188,418	1,971	12.1	2013
Jacksonville, FL	1,569	4.0%	239.0	3.6%	152,332	1,907	11.9	2013
Nashville, TN	1,512	3.9%	314.9	4.7%	208,237	2,206	11.4	2013
All Other (1)	17,046	44.0%	3,013.2	44.9%	176,768	1,886	13.1	2013
Total / Average	38,780	100.0%	$6,706.0	100.0%	$172,924	1,965	13.0	2013

(1) Represents 31 markets in 19 states.

As of December 31, 2015, we had an additional 12 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $1.7 million.

Property and Management

We lease office space in Agoura Hills, California for our company headquarters and lease property management office space in 19 locations in 13 states.

ITEM 3.    LEGAL PROCEEDINGS

The Company currently is not subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT:

Listed below are the executive officers of the Company. Our executive officers are appointed by, and serve at the discretion of, our board of trustees. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

David P. Singelyn, age 54, has served as our Chief Executive Officer and a Trustee since October 2012. Mr. Singelyn co-founded AH LLC with Mr. Hughes in June 2011 and served as the Chief Executive Officer of our former manager prior to our internalization of senior management in June 2013. From 2003 through April 2013, Mr. Singelyn was Chairman and President of Public Storage Canada, a real estate company previously listed on the Toronto Stock Exchange, where he built a management team that restructured the operations of the company, including building an operations team and installing accounting and operating computer systems. In 2010, Mr. Singelyn facilitated the restructuring of the ownership entity that was traded on the Toronto stock exchange resulting in the company "going private." In 2005, Mr. Singelyn, along with Mr. Hughes, founded ACE, and he now serves as a co-manager of ACE. Mr. Singelyn is also a director of the William Lawrence and Blanche Hughes Foundation, a non-profit organization dedicated to research of pediatric cancer. Mr. Singelyn served as the Treasurer for Public Storage (NYSE:PSA) from 1989 through 2003, where he was responsible for equity capital raising, debt issuances, corporate cash management and financial management for Public Storage and its subsidiary operations. During his tenure, and with his direct involvement, Public Storage raised funds through the public and institutional marketplaces, including from a number of state pensions. Mr. Singelyn started his career at

Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Controller of Winchell's Donut Houses where he was responsible for all accounting functions. Mr. Singelyn earned a Bachelor of Science in Accounting and a Bachelor of Science in Computer Information Systems from California Polytechnic University—Pomona.

John "Jack" Corrigan, age 55, has served as our Chief Operating Officer and a Trustee since October 2012. Since November 2011, Mr. Corrigan was the Chief Operating Officer of our former manager prior to our internalization of senior management in June 2013. From 2006 to 2011, Mr. Corrigan was the Chief Executive Officer of A & H Property and Investments, a full service leasing and property management company in Los Angeles County with a portfolio of residential, retail, industrial and office properties where he was responsible for acquisitions, dispositions, development, financing and management operations. Mr. Corrigan served as Chief Financial Officer of PS Business Parks Inc. (NYSE: PSB), a publicly-traded REIT specializing in office and industrial properties throughout the United States, from 1998 to 2004. Prior to his tenure at PS Business Parks, Mr. Corrigan was a partner in the accounting firm of LaRue, Corrigan & McCormick, where he was responsible for the audit and consulting practice of that firm. Mr. Corrigan started his career at Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Vice President and Controller of Storage Equities, Inc. (a predecessor entity to Public Storage). Mr. Corrigan earned a Bachelor of Science in Accounting from Loyola Marymount University.

Diana M. Laing, age 61, has served as our Chief Financial Officer since May 2014. Ms. Laing previously served as Chief Financial Officer and Secretary of Thomas Properties Group, Inc., a publicly traded real estate operating company engaged in the development, redevelopment and operation of Class A office properties in the United States from May 2004 until it merged with Parkway Properties in December 2013. Before that, she held a number of senior executive finance positions in the real estate industry, including as Executive Vice President, Chief Financial Officer and Corporate Secretary of Arden Realty (NYSE: ARI), a REIT engaged in the ownership and operation of commercial office properties, from 1996 to 2000. She is also a member of the Board of Directors of The Macerich Company, a real estate investment trust that owns and operates shopping centers, where she is Chair of the Audit Committee. Ms. Laing graduated from Oklahoma State University with a B.S in Accounting.

David Goldberg, age 66, has served as our Executive Vice President since October 2012. Mr. Goldberg held the same position with the Advisor from 2011 until the Management Internalization. Since 2006, Mr. Goldberg has been a co-manager of ACE, and since 2006 he has served as a legal consultant and senior counsel for Public Storage. From 1991 until 2005, Mr. Goldberg held various legal positions with Public Storage, including Senior Vice President and General Counsel. In such capacity, Mr. Goldberg was responsible for all Public Storage securities, real estate and property management activities and was involved in capital raising, real estate acquisition, corporate reorganization and property management transactions. From 1974 until 1991, Mr. Goldberg was an associate and a partner in the law firm of Agnew, Miller & Carlson and a partner with the law firm of Sachs & Phelps and with the law firm of Hufstedler, Miller, Carlson & Beardsley. Mr. Goldberg earned an A.B. in History and Social Studies from Boston University and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law) and is a member of the California State Bar.

Bryan Smith, age 42, has served as our Executive Vice President—Director of Property Management since February 2015 and previously was Senior Vice President—Director of Property Management since the completion of the Management Internalization. He is responsible for establishing property management operations nationwide, with an initial focus of hiring and training property management teams and establishing leasing offices across the country. From 2011 to 2012, Mr. Smith was Senior Vice President of Acquisitions for the Advisor and he was Senior Vice President—Director of Property Management for the Advisor from 2012 until the Management Internalization. From 2009 to 2011, Mr. Smith was a Partner at Tax Review Group, a property tax consulting firm that focuses on reducing the tax liabilities of large residential, commercial, hospitality and land properties located in the western United States, where his responsibilities included business development and operational management of the firm's property tax appeal practice. Prior to joining the Tax Review Group, he was a Partner and Chief Financial Officer at the Watermark Group, a residential and commercial real estate development firm, from 2006 to 2009. Mr. Smith earned a B.A. in Business Economics from the University of California, Los Angeles and an M.B.A. from the UCLA Anderson School of Management. He is a licensed real estate broker and a Certified Public Accountant in the State of California.

Sara H. Vogt-Lowell, age 40, has served as our Chief Legal Officer since October 2012. As Chief Legal Officer she coordinates legal matters and real estate transactions, guides the defense of our company against prospective and pending claims and lawsuits and monitors applicable legal, regulatory and compliance developments. From 2011 until the Management Internalization, Ms. Vogt-Lowell held the same position with the Advisor. From March 2006 through April 2013, she has served as General Counsel for Malibu Management, Public Storage Canada and ACE. Ms. Vogt-Lowell began her legal career at the law firm of Latham & Watkins LLP in 2002 as a member of the finance department where she specialized in real estate transactions. There, she represented a variety of clients, including lenders, residential and commercial developers, landlords, tenants, buyers, sellers and owners of commercial, industrial, residential and other real estate projects, with specific experience in multi-site, multi-state property portfolios. Ms. Vogt-Lowell earned a B.A. in Political Science from the University of California, Los Angeles and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law). Ms. Vogt-Lowell is a member of the California State Bar.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common shares have traded on the NYSE under the symbol "AMH" since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. Our Class B common shares are not publicly traded. The following table sets forth the quarterly high and low trading prices per Class A common share as reported on the NYSE and the distributions declared by us with respect to our Class A and Class B common shares for each such period:

2015	High	Low	Per Share Distribution	2014	High	Low	Per Share Distribution
First quarter	$17.55	$15.91	$0.05	First quarter	$17.60	$16.07	$0.05
Second quarter	$17.39	$15.89	$0.05	Second quarter	$18.15	$15.76	$0.05
Third quarter	$16.99	$15.09	$0.05	Third quarter	$18.85	$16.71	$0.05
Fourth quarter	$17.34	$15.80	$0.05	Fourth quarter	$17.70	$16.32	$0.05

On February 24, 2016, the last reported sales price per share of our Class A common shares was $13.59.

Shareholders

As of the close of business on February 24, 2016, there were approximately 21 holders of record of our Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees) and 1 shareholder of record of our Class B common shares.

Distributions

Our board of trustees declared total distributions of $0.20, $0.20 and $0.05 per Class A and Class B common share during the years ended December 31, 2015, 2014 and 2013, respectively. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of our board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code, and such other factors as our board of trustees deems relevant. To maintain our qualification as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. We intend to pay quarterly dividends to our shareholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have paid all cumulative dividends on our Series A, Series B and Series C participating preferred shares. The distribution preference of our Series A, Series B and Series C participating preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares.

The following table displays the income tax treatment of distributions on our Class A and B common shares and Series A, Series B and Series C participating preferred shares for the years ended December 31, 2015, 2014 and 2013:

	Common Shares			Participating Preferred Shares
				Series A			Series B			Series C
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Ordinary income (1)	65.3%	—%	—%	100.0%	100.0%	—%	100.0%	100.0%	—%	100.0%	100.0%	—%
Return of capital	34.7%	100.0%	—%	—%	—%	100.0%	—%	—%	—%	—%	—%	—%
Capital gains	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Total	100.0%	100.0%	—%	100.0%	100.0%	100.0%	100.0%	100.0%	—%	100.0%	100.0%	—%

(1) Ordinary income dividends do not constitute "qualified dividend income."

Stock Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be incorporated by reference into any filing by us under the Securities Act except as expressly set forth in such filing.

The following graph compares the cumulative total return on our Class A common shares from August 1, 2013 (the date that our Class A common shares commenced trading on the NYSE) to the NYSE closing price per share on December 31, 2015, with the cumulative total returns on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on August 1, 2013, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among American Homes 4 Rent, the S&P 500 Index and the MSCI US REIT Index
The following table provides the same information in tabular form:

Index	8/1/13	12/31/13	12/31/14	12/31/15
American Homes 4 Rent	$100.00	$104.17	$110.78	$109.72
S&P 500	$100.00	$109.30	$124.26	$125.98
MSCI U.S. REIT	$100.00	$95.96	$125.11	$128.26

Issuer Purchases of Equity Securities

The following table summarizes the Company's repurchases of our outstanding Class A common shares during the fourth quarter of 2015 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—	$—	—	$246,321
November 1, 2015 to November 30, 2015	—	—	—	246,321
December 1, 2015 to December 31, 2015	226,556	15.89	226,556	242,720
Total	226,556	$15.89	226,556	$242,720

On September 21, 2015, the Company announced that our board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. We repurchased and retired 226,556 of our Class A common shares during the three months ended December 31, 2015, in accordance with the program. As of December 31, 2015, we had a remaining repurchase authorization of $242.7 million under the program.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information as of and for the years ended December 31, 2015, 2014, 2013 and 2012 and for the period from June 23, 2011, to December 31, 2011. The selected financial data below has been derived from our consolidated financial statements, as adjusted for the impact of subsequent accounting changes requiring retrospective application, if any, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. Under the provisions of Accounting Standards Codification ("ASC") No. 805, Business Combinations, we have reflected transactions between businesses under common control retroactively based on the date AH LLC commenced acquiring properties, June 23, 2011. As such, the statements of operations reflect activity prior to our date of formation, and the properties contributed to us by AH LLC are reflected retroactively on the balance sheets based on AH LLC's net book value. Therefore, our selected financial data may not be indicative of our past or future results and does not reflect our financial position or results of operations had it been presented as if we had been operating independently during the period presented.

	For the Years Ended December 31,				For the Period From June 23, 2011 to December 31, 2011
(Amounts in thousands, except share and per share data)	2015	2014	2013	2012
Operating Data
Revenues:
Rents from single-family properties	$559,719	$376,385	$132,722	$4,540	$65
Fees from single-family properties	7,646	5,968	3,639	—	—
Tenant charge-backs	56,546	14,931	1,588	—	—
Other	6,665	1,590	1,083	—	—
Total revenues	630,576	398,874	139,032	4,540	65

Expenses:
Property operating expenses
Leased single-family properties	280,907	165,474	51,411	1,744	27
Vacant single-family properties and other	15,018	22,899	22,341	1,846	12
General and administrative expense	24,906	21,947	8,845	7,199	47
Advisory fees	—	—	6,352	937	—
Interest expense	89,413	19,881	370	—	—
Noncash share-based compensation expense	3,125	2,586	1,079	70	—
Acquisition fees and costs expensed	19,577	22,386	4,799	869	—
Depreciation and amortization	242,848	165,516	70,987	2,111	21
Total expenses	675,794	420,689	166,184	14,776	107

Gain on remeasurement of equity method investment	—	—	10,945	—	—
Remeasurement of Series E units	2,100	(5,119)	(2,057)	—	—
Remeasurement of preferred shares	(4,830)	(6,158)	(1,810)	—	—
Loss from continuing operations	(47,948)	(33,092)	(20,074)	(10,236)	(42)
Income from discontinued operations	—	—	1,008	—	—
Net loss	(47,948)	(33,092)	(19,066)	(10,236)	(42)

Noncontrolling interest	14,353	14,965	13,245	—	—
Dividends on preferred shares	22,276	18,928	1,160	—	—
Conversion of preferred units	—	—	10,456	—	—

Net loss attributable to common shareholders	$(84,577)	$(66,985)	$(43,927)	$(10,236)	$(42)

Weighted-average shares outstanding - basic and diluted	210,600,111	196,348,757	123,592,086	7,225,512	3,301,667

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.40)	$(0.34)	$(0.37)	$(1.42)	$(0.01)
Income from discontinued operations	—	—	0.01	—	—
Net loss attributable to common shareholders per share - basic and diluted	$(0.40)	$(0.34)	$(0.36)	$(1.42)	$(0.01)

	As of December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data
Single-family properties, net	$6,289,938	$5,710,671	$3,861,422	$505,713	$3,495
Total assets	$6,807,786	$6,227,351	$4,224,144	$921,458	$3,523
Credit facility	$—	$207,000	$375,000	$—	$—
Asset-backed securitizations	$2,530,210	$1,519,390	$—	$—	$—
Secured note payable	$50,752	$51,644	$—	$—	$—
Total liabilities	$2,872,553	$2,057,757	$573,485	$16,294	$49
Total shareholders' equity	$3,259,345	$3,450,101	$2,934,944	$904,674	$3,474
Noncontrolling interest	$675,888	$719,493	$715,715	$490	$—
Total equity	$3,935,233	$4,169,594	$3,650,659	$905,164	$3,474

	For the Years Ended December 31,				For the Period From June 23, 2011 to December 31, 2011
	2015	2014	2013	2012
Other Data
Cash flows provided by (used for):
Operating activities	$201,365	$160,537	$16,172	$(6,549)	$(21)
Investing activities	$(884,942)	$(1,900,752)	$(2,369,371)	$(97,470)	$—
Financing activities	$632,476	$1,700,013	$2,104,990	$501,217	$21
Distributions declared per common share	$0.20	$0.20	$0.05	$—	$—
Distributions declared per Series A participating preferred share	$1.25	$1.25	$0.23	$—	$—
Distributions declared per Series B participating preferred share	$1.25	$1.29	$—	$—	$—
Distributions declared per Series C participating preferred share	$1.38	$0.91	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2015, we owned 38,780 single-family properties in selected sub-markets of MSAs in 22 states, compared to 34,599 single-family properties in 22 states as of December 31, 2014. As of December 31, 2015, we had an additional 12 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $1.7 million. As of December 31, 2015, 36,403, or 93.9%, of our total properties were leased, compared to 28,250, or 81.6%, of our total properties as of December 31, 2014. As of December 31, 2015, our entire portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of December 31, 2015:

	Properties		Gross Book Value			Averages Per Property
Market	Units	% of Total	$ millions	% of Total	Avg. per Property	Square Footage	Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	3,210	8.3%	$513.8	7.7%	$160,063	2,126	12.2	2013
Indianapolis, IN	2,777	7.2%	423.7	6.3%	152,575	1,942	13.3	2013
Atlanta, GA	2,802	7.2%	456.6	6.8%	162,972	2,095	15.0	2013
Charlotte, NC	2,313	6.0%	402.2	6.0%	173,865	2,009	12.7	2014
Greater Chicago area, IL and IN	2,064	5.3%	370.2	5.5%	179,353	1,896	14.3	2013
Houston, TX	2,048	5.3%	354.4	5.3%	173,043	2,213	11.3	2013
Cincinnati, OH	1,872	4.8%	322.7	4.8%	172,384	1,848	13.8	2013
Tampa, FL	1,567	4.0%	295.3	4.4%	188,418	1,971	12.1	2013
Jacksonville, FL	1,569	4.0%	239.0	3.6%	152,332	1,907	11.9	2013
Nashville, TN	1,512	3.9%	314.9	4.7%	208,237	2,206	11.4	2013
All Other (1)	17,046	44.0%	3,013.2	44.9%	176,768	1,886	13.1	2013
Total / Average	38,780	100.0%	$6,706.0	100.0%	$172,924	1,965	13.0	2013

(1)	Represents 31 markets in 19 states.

The following table summarizes our leasing experience through December 31, 2015:

	Total Portfolio						Stabilized Properties (4)
Market	Not Rent Ready (1)	Leased Percentage (2)	Occupancy Percentage (3)	Avg. Contractual Monthly Rent Per Property	Avg. Original Lease Term (months)	Avg. Remaining Lease Term (months)	Leased Percentage (2)	Occupancy Percentage (3)	Total Stabilized Properties
Dallas-Fort Worth, TX	52	95.2%	93.6%	$1,537	12.2	6.2	97.3%	95.6%	3,105
Indianapolis, IN	10	94.3%	93.1%	1,306	12.6	6.9	95.1%	93.8%	2,742
Atlanta, GA	136	90.6%	89.1%	1,347	12.2	6.5	96.7%	95.1%	2,591
Charlotte, NC	34	94.9%	93.9%	1,398	12.2	6.4	96.7%	95.7%	2,254
Greater Chicago area, IL and IN	8	93.4%	92.7%	1,698	12.7	6.7	94.0%	93.2%	2,029
Houston, TX	24	93.3%	92.2%	1,611	12.2	6.4	94.7%	93.7%	1,969
Cincinnati, OH	5	93.0%	91.5%	1,445	12.6	7.1	93.8%	92.2%	1,843
Tampa, FL	7	94.4%	93.4%	1,546	12.0	6.6	95.3%	94.4%	1,539
Jacksonville, FL	16	93.1%	92.5%	1,333	11.9	6.2	95.7%	95.1%	1,506
Nashville, TN	18	93.1%	92.3%	1,600	11.9	6.4	95.5%	94.6%	1,452
All Other (5)	137	94.3%	93.1%	1,400	12.1	6.3	95.7%	94.5%	16,624
Total / Average	447	93.9%	92.7%	$1,441	12.2	6.4	95.6%	94.5%	37,654

(1)	Includes properties under renovation and excludes vacant properties available for lease and properties held for sale.

(2)	A property is classified as leased upon execution (i.e., signature) of a lease agreement.

(3)	A property is classified as occupied upon commencement (i.e., start date) of a lease agreement, which can occur contemporaneously with or subsequent to execution (i.e., signature).

(4)	A property is classified as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days.

(5)	Represents 31 markets in 19 states.

Recent Developments

On December 3, 2015, we, ARPI and certain of our and their subsidiaries entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, ARPI will merge with and into a wholly owned subsidiary of us in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity, which was unanimously approved by the members of our board of trustees present at the meeting and by the board of directors of ARPI. If the Merger is completed, each holder of ARPI common stock will receive 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership will receive 1.135 Class A units of our operating partnership. The exchange ratio is fixed and will not be adjusted to reflect changes in the price of our Class A common shares or the price of ARPI common stock occurring prior to the completion of the Merger. It is anticipated that we will issue approximately 36,553,308 Class A common shares and 1,370,626 Class A units in connection with the Merger, representing approximately 12.7% of the total pro forma Class A common shares, Class B common shares and units of our operating partnership, collectively. The proposed Merger, which was approved by the stockholders of ARPI on February 26, 2016, is subject to customary closing conditions. We anticipate the transaction to close on February 29, 2016.

Key Transactions in 2015

RJ American Homes 4 Rent One, LLC and RJ American Homes 4 Rent Two, LLC Acquisition

In October 2015, the Company acquired the remaining 67% outside ownership interest in two of its consolidated joint ventures, RJ American Homes 4 Rent One, LLC and RJ American Homes 4 Rent Two, LLC, which own a total of 377 single-family properties, for a purchase price of $44.4 million (see Note 11).

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

Property Acquisitions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. Our acquisition pace has decreased over the last few quarters. During the year ended December 31, 2015, our total portfolio increased by 4,181 homes, including 2,346 homes acquired through trustee acquisitions, 1,551 homes acquired through broker acquisitions and 284 homes acquired through bulk acquisitions. These acquisitions were primarily during the earlier part of the year. During the fourth quarter of 2015, we acquired 403 homes, including 383 homes acquired through trustee acquisitions and 20 homes acquired through broker acquisitions.

Prior to December 10, 2014, we paid an acquisition and renovation fee to AH LLC equal to 5% of all costs and expenses incurred in connection with the initial acquisition, repair and renovation of our single-family properties for its services in identifying, evaluating, acquiring and overseeing the renovation of our properties. On December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee and we hired all of AH LLC's acquisition and renovation personnel necessary for our operations. No termination or other fee was paid to AH LLC in connection with the termination of AH LLC providing such services. As a result of the internalization of AH LLC's acquisition and renovation personnel, a larger proportion of the internalized cost structure is expensed in accordance with GAAP, compared to the 5% acquisition and renovation fee previously paid to AH LLC, which was primarily capitalized related to asset acquisitions in accordance with GAAP and included in the cost basis of our single-family properties.

Property Operations

The acquisition of properties involves expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs between $5,000 and $25,000 to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in initially accessing our homes to prepare them for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel, whether the property is located in a judicial or non-judicial foreclosure state, if applicable, and whether or not the home is occupied at the time of acquisition. This process of finalizing the acquisition and gaining initial access to the home can range from immediate access to multiple months and, on average, takes approximately 15 to 25 days. Additionally, after gaining access to the home, the time to renovate a property can vary significantly among properties and is most impacted by the age and condition of the property. On average, it takes approximately 60 to 70 days to complete the renovation process after gaining initial access to the home. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 30 days to lease a property after completing the renovation process. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as "turnover," is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 50 to 60 days to complete the turnover process.

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

In addition to rental revenues, we receive fees and other reimbursements, referred to as "tenant charge-backs," from our tenants, which are primarily designed to recover costs for certain items, such as utilities, damages and maintenance. In accordance with GAAP, these fees and tenant charge-backs are presented gross in the consolidated statements of operations.

As our total portfolio occupancy continues to stabilize, our ability to maintain and grow revenues will become more dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. Based on 25,071 and 15,020 leases that expired during the years ended December 31, 2015 and 2014, respectively, we experienced tenant renewal rates of 76.5% and 78.3%, respectively, at an average rental rate increase on non-month-to-month leases of 3.2% and 3.6%, respectively. Including the impact of 3,318 and 2,292 early terminated tenants during the years ended December 31, 2015 and 2014, respectively, we experienced tenant retention rates of 67.5% and 69.1%, respectively.

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

Note Regarding Our Historical Operations and Presentation of Our Financial Results

From our formation through June 10, 2013, we were externally managed and advised by the Advisor and the leasing, managing and advertising of our properties was overseen and directed by the Property Manager, both of which were subsidiaries of AH LLC. On June 10, 2013, we entered into the Management Internalization and acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D convertible units and 4,375,000 Series E convertible units in our operating partnership. We now have an integrated operating platform that provides our property management, marketing, leasing, financial and administrative functions.

Prior to the Management Internalization, AH LLC exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, our consolidated financial statements retroactively reflect two transactions between us and AH LLC as transactions between entities under common control. In December 2012, AH LLC contributed 367 properties to us with an agreed-upon value of $49.4 million and made a cash investment of $0.6 million, in exchange for 3,300,000 Class A common shares, 667 Class B common shares and 32,667 Class A units of our operating partnership. In February 2013, AH LLC contributed a portfolio of 2,770 single-family properties to us with an agreed-upon value of $491.7 million, in exchange for 31,085,974 Series C units of our operating partnership and 634,408 of our Class B common shares ("the 2,770 Property Contribution"). As noted in our consolidated financial statements, the accounts relating to the properties acquired in those transactions have been reflected retroactively at AH LLC's net book value. AH LLC commenced acquiring these properties on June 23, 2011, and, accordingly, the consolidated statements of operations reflect activity prior to our date of formation. Our consolidated financial statements are not indicative of our past or future results and do not reflect our financial position, results of operations, changes in equity and cash flows had they been presented as if we had been operating independently during the period presented. Accordingly, this discussion of our financial statements encompasses certain aspects of the historical operations of AH LLC.

Results of Operations

As we have rapidly grown our portfolio and have many properties in the early stages of operations, beginning January 1, 2014, we distinguish our portfolio of initially leased homes between Same-Home properties and Non-Same-Home properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison, which allows the performance of these properties to be compared between periods. A property is considered stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other properties that have been initially leased, whether or not currently leased, are classified as Non-Same-Home.

One of the primary financial measures we use in evaluating the operating performance of our initially leased, whether or not currently leased, single-family properties is core net operating income ("Initially Leased Property Core NOI"), which we define as rents and fees from single-family properties, net of bad debt expense, less property operating expenses for leased single-family properties, excluding expenses reimbursed by tenant charge-backs and bad debt expense. We use Initially Leased Property Core NOI as a primary financial measure as it reflects the economic operating performance of our properties that have been initially leased, without the impact of certain tenant reimbursed operating expenses that are presented gross in the consolidated statements of operations in accordance with GAAP.

Comparison of the Year Ended December 31, 2015, to the Year Ended December 31, 2014

The following table presents a summary of Initially Leased Property Core NOI for our Same-Home properties, Non-Same-Home properties and total properties for the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$214,177		$345,542		$559,719
Fees from single-family properties	2,809		4,837		7,646
Bad debt	(2,159)		(3,818)		(5,977)
Core revenues from single-family properties	214,827		346,561		561,388

Leased property operating expenses:
Property tax expense	37,050	17.2%	64,442	18.6%	101,492	18.1%
HOA fees, net of tenant charge-backs	5,017	2.3%	6,981	2.0%	11,998	2.1%
Maintenance and turnover costs, net of tenant charge-backs	20,682	9.7%	27,147	7.9%	47,829	8.5%
Insurance	3,163	1.5%	4,576	1.3%	7,739	1.4%
Property management expenses	18,862	8.8%	30,464	8.8%	49,326	8.8%
Core property operating expenses	84,774	39.5%	133,610	38.6%	218,384	38.9%

Initially Leased Property Core NOI	$130,053	60.5%	$212,951	61.4%	$343,004	61.1%

	For the Year Ended December 31, 2014
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$205,350		$171,035		$376,385
Fees from single-family properties	1,672		4,296		5,968
Bad debt	(3,406)		(2,285)		(5,691)
Core revenues from single-family properties	203,616		173,046		376,662

Leased property operating expenses:
Property tax expense	36,084	17.7%	27,168	15.7%	63,252	16.8%
HOA fees, net of tenant charge-backs	4,682	2.3%	3,147	1.8%	7,829	2.1%
Maintenance and turnover costs, net of tenant charge-backs	20,861	10.3%	13,531	7.8%	34,392	9.2%
Insurance	3,855	1.9%	3,067	1.8%	6,922	1.8%
Property management expenses	18,412	9.0%	14,045	8.1%	32,457	8.6%
Core property operating expenses	83,894	41.2%	60,958	35.2%	144,852	38.5%

Initially Leased Property Core NOI	$119,722	58.8%	$112,088	64.8%	$231,810	61.5%

(1)	Includes 13,436 properties that have been stabilized longer than 90 days prior to January 1, 2014.

A reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP is located at the end of this Item 7— Management's Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the year ended December 31, 2015, increased $11.2 million, or 5.5%, to $214.8 million from $203.6 million for the year ended December 31, 2014. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,442 per month as of December 31, 2015, compared to $1,407 per month as of December 31, 2014, and to higher average occupancy levels, which increased to 93.7% for the year ended December 31, 2015, from 92.7% for the same period in 2014.

Non-Same Home Properties

Core property revenues from Non-Same-Home properties were $346.6 million and $173.0 million for the years ended December 31, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home properties, which rose to 20,514 leased properties for the year ended December 31, 2015, from 10,568 leased properties for the same period in 2014.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs associated with properties that have been initially leased, whether or not they are currently leased.

Same-Home Properties

Core property operating expenses from Same-Home properties for the year ended December 31, 2015, increased $0.9 million, or 1.0%, to $84.8 million from $83.9 million for the year ended December 31, 2014. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 39.5% for the year ended December 31, 2015, from 41.2% for the year ended December 31, 2014. This decrease was primarily attributable to lower maintenance and turnover costs, net of tenant charge-backs, a decrease in property tax expense and a reduction in insurance expenses, as a percentage of core revenues from single-family properties.

Non-Same-Home Properties

Core property operating expenses from Non-Same-Home properties were $133.6 million and $61.0 million for the years ended December 31, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of initially leased Non-Same-Home properties, which rose to 21,891 initially leased properties for the year ended December 31, 2015, from 11,120 initially leased properties for the same period in 2014.

Vacant Property Operating Expenses and Other

Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $15.0 million for the year ended December 31, 2015, which included $11.2 million of vacant property operating expenses and $3.8 million of other miscellaneous costs, compared to $22.9 million for the year ended December 31, 2014, which included $19.3 million of vacant property operating expenses and $3.6 million of other miscellaneous costs. This reduction was primarily attributable to fewer vacant properties during the year ended December 31, 2015, compared to the same period in 2014.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $24.9 million for the year ended December 31, 2015, compared to $21.9 million for the same period in 2014. This rise was primarily related to increases in personnel expenses and software licensing costs. General and administrative expense for the year ended December 31, 2015, was 0.37% of total year-end assets, compared to general and administrative expense of 0.35% of total year-end assets for the same period in 2014.

Interest Expense

Interest expense was $89.4 million and $19.9 million for the years ended December 31, 2015 and 2014, respectively. This increase was primarily due to a rise in aggregate borrowings to $2.6 billion at December 31, 2015, from $1.8 billion at December 31, 2014.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the year ended December 31, 2015, acquisition fees and costs expensed totaled $19.6 million, including $17.0 million of costs associated with purchases of single-family properties and $2.6 million of transaction costs related to the Merger, portfolio and bulk transactions. For the year ended December 31, 2014, acquisition fees and costs expensed totaled $22.4 million, including $22.1 million of acquisition fees and related costs associated with single-family properties acquired with in-place leases, as well as the Beazer Rental Homes Acquisition and the

Ellington Portfolio Acquisition, and $0.3 million of transaction costs incurred in pursuing unsuccessful single-family property acquisitions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $242.8 million and $165.5 million for the years ended December 31, 2015 and 2014, respectively. This increase was attributable to growth in our average number of depreciable properties.

Comparison of the Year Ended December 31, 2014, to the Year Ended December 31, 2013

The following table presents a summary of Initially Leased Property Core NOI for our properties for the years ended December 31, 2014 and 2013 (in thousands):

	For the Years Ended
	December 31, 2014	% of Revenue	December 31, 2013	% of Revenue
Rents from single-family properties	$376,385		$132,722
Fees from single-family properties	5,968		3,639
Bad debt	(5,691)		(2,273)
Core revenues from single-family properties	376,662		134,088

Leased property operating expenses:
Property tax expense	63,252	16.8%	21,556	16.1%
HOA fees	7,829	2.1%	3,226	2.4%
Maintenance and turnover costs, net of tenant charge-backs	34,392	9.2%	11,392	8.5%
Insurance	6,922	1.8%	2,764	2.1%
Property management expenses	32,457	8.6%	8,612	6.4%
Core property operating expenses	144,852	38.5%	47,550	35.5%

Initially Leased Property Core NOI	$231,810	61.5%	$86,538	64.5%

A reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP is located at the end of this Item 7— Management's Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Core revenues from single-family properties for the year ended December 31, 2014, increased $242.6 million, or 180.9%, to $376.7 million from $134.1 million for the year ended December 31, 2013. This increase was primarily attributable to growth in the number of average leased properties, which rose to 23,154 leased properties for the year ended December 31, 2014, from 9,092 for the same period in 2013.

Core Property Operating Expenses

Core property operating expenses from single-family properties for the year ended December 31, 2014, increased $97.3 million, or 204.6%, to $144.9 million from $47.6 million for the same period in 2013. This increase was primarily attributable to growth in the number of average initially leased properties, which rose to 24,556 for the year ended December 31, 2014, from 9,092 for the same period in 2013. Core property operating expenses as a percentage of total core revenues from single-family properties increased to 38.5% for the year ended December 31, 2014, from 35.5% for the year ended December 31, 2013. This increase was primarily attributable to higher maintenance and turnover costs resulting from a rise in lease expirations and tenant move-outs during the year ended December 31, 2014, compare to the same period in 2013. Additionally, prior to the Management Internalization on June 10, 2013, we paid AH LLC a property management fee equal to 6% of collected rents. Upon completion of the Management Internalization, we became directly responsible for all costs of our internal property management platform, which resulted in an increase in total property management costs during the year ended December 31, 2014, compared to the same period in 2013.

Vacant Property Operating Expenses and Other

Vacant property operating expenses and other, which primarily consist of direct property operating expenses and property management costs associated with properties that have been renovated, but not initially leased, were $22.9 million for the year ended December 31, 2014, compared to $22.3 million for the same period in 2013. During the year ended December 31, 2014, we incurred approximately $0.9 million of one-time termination fees and other costs related to finalizing the internalization of certain markets that were transitioned into our property management platform in the fourth quarter of 2013. These costs were included in vacant property operating expenses and other in the consolidated statements of operations. Further, during the first quarter of 2014, we incurred approximately $1.2 million of freeze-related damages as a result of severe weather conditions in certain markets. As these damages were expected to be fully recovered through insurance reimbursement, we reflected our related aggregate insurance deductible of $0.4 million (representing our total aggregate deductible based on three separate winter storms) within vacant property operating expenses and other in the consolidated statements of operations. As a result of the severe weather conditions in certain markets, we also incurred increased vacant property operating costs associated with higher utility usage and cold weather maintenance during the first quarter of 2014.

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

General and administrative expense for the year ended December 31, 2014, was 0.35% of total year-end assets, compared to general and administrative expense and advisory fees of 0.36% of total year-ended assets for the same period in 2013.

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

Liquidity and Capital Resources

Our liquidity and capital resources as of December 31, 2015, included cash and cash equivalents of $57.7 million. Additionally, as of December 31, 2015, we did not have any borrowings outstanding under our credit facility. However, our credit facility provides for maximum borrowings of up to $800.0 million. From January 1, 2016, through February 24, 2016, the Company borrowed an additional $70.0 million under the credit facility and made repayments on the credit facility totaling $58.0 million, resulting in an outstanding balance of $12.0 million as of February 24, 2016.

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

We seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including limited partnership interests in our operating partnership ("OP units")), asset-backed securitizations, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, borrowings under our credit facility and asset-backed securitizations. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income, net of operating expenses and recurring capital expenditures, will generally provide cash flow sufficient to fund our operations and dividend distributions. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

Cash Flows

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses.

During 2015, net cash provided by operating activities was $201.4 million, which included inflows of $263.6 million from noncash adjustments to net loss, partially offset by outflows of $14.3 million from other changes in operating assets and liabilities and $47.9 million of net loss. Net cash used for investing activities was $884.9 million, which primarily consisted of cash outflows of $610.1 million related to the acquisition of properties and $147.6 million of initial renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $632.5 million, which primarily consisted of cash inflows of $1.0 billion in proceeds from our securitization transactions, partially offset by net repayments of borrowings under our credit facility of $207.0 million and $57.4 million of Class A common share repurchases. Net decrease in cash and cash equivalents during 2015 was $51.1 million.

During 2014, net cash provided by operating activities was $160.5 million, which included $187.0 million from noncash adjustments to net loss and $6.6 million from other changes in operating assets and liabilities, partially offset by net loss of $33.1 million. Net cash used for investing activities was $1.9 billion, which primarily consisted of cash outflows of $1.6 billion related to the acquisition of properties, including portfolio acquisitions, and $185.4 million of initial renovation costs to prepare our properties for rental. Net cash provided by financing activities was $1.7 billion, which primarily consisted of cash inflows of $1.5 billion in proceeds from our securitization transactions, partially offset by net repayments of borrowings under our credit facility of $168.0 million. Net decrease in cash and cash equivalents during 2014 was $40.2 million.

During 2013, net cash provided by operating activities was $16.2 million, which included $66.6 million from noncash adjustments to net loss, partially offset by $31.3 million from other changes in operating assets and liabilities and $19.1 million of net loss. Net cash used for investing activities was $2.4 billion, which primarily consisted of cash outflows of $2.0 billion related to the acquisition of properties and $382.1 million of initial renovation costs to prepare our properties for rental. Net cash provided by financing activities was $2.1 billion, which primarily consisted of cash inflows of $844.8 million from our initial public offering ("IPO") and the concurrent private placements to AH LLC and APFC, $703.5 million from the issuance of our Class A common shares sold in the March 2013 private placement, $212.6 million from the issuance of our preferred shares and a $375.0 million net increase in borrowings under the credit facility. Net decrease in cash and cash equivalents during 2013 was $248.2 million.

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

Distributions

To qualify as a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. Our board of trustees declared distributions that totaled $0.20 per share, $0.20 per share and $0.05 per share on our Class A and Class B common shares during the years ended December 31, 2015, 2014 and 2013, respectively. Our board of trustees declared distributions that totaled $1.25 per share, $1.25 per share and $1.38 per share on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively, during the year ended December 31, 2015. Our board of trustees declared distributions that totaled $1.25 per share, $1.29 per share and $0.91 per share on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively, during the year ended December 31, 2014. Distributions declared on our 5.0% Series A participating preferred shares totaled $0.23 per share for the year ended December 31, 2013. Our board of trustees declared distributions that totaled $0.60 per share, $0.60 and $0.15 per share on our Series C convertible units during the years ended December 31, 2015, 2014 and 2013, respectively.

Credit Facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through March 7, 2016, at which point, any outstanding borrowings will convert to a term loan through September 30, 2018. During February 2016, we entered into a three-month extension of the revolving period on our credit facility, which we are in process of replacing. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The Company had no borrowings outstanding under the credit facility as of December 31, 2015, compared to $207.0 million in total outstanding borrowings under the credit facility at December 31, 2014. The credit facility is secured by our operating partnership's membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of December 31, 2015, the Company was in compliance with all loan covenants (See Note 6).

Asset-backed Securitizations

May 2014 Securitization

In May 2014, we completed a private securitization transaction (the "2014-SFR1 securitization") in which a newly-formed special purpose entity (the "Borrower") entered into a loan with a third-party lender (the "Lender") for $481.0 million represented by a promissory note (the "Note"). In addition, the Company entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. The Borrower under the loan is wholly owned by another special purpose entity (the "Equity Owner") and the Equity Owner is wholly owned by our operating partnership. The loan is a two-year, floating rate loan, comprised of six floating rate components computed monthly based on one month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The Note requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount.

The loan may be extended for three, 12-month extensions at the Borrower's option, resulting in a fully extended maturity date of June 9, 2019, provided that there is no event of default under the loan agreement, the Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the Lender and the Borrower complies with the other terms set forth in the loan agreement.

The Note was immediately transferred by the Lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $481.0 million, before issuance costs of $14.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest.

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

The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including establishing and maintaining a cash management account controlled by the Lender to collect all rents and cash generated by the Borrower's properties. In the absence of an event of default, the Borrower will receive any excess cash after payment of monthly interest, principal and property related expenses. Upon the occurrence of an event of default under the loan or if the Borrower does not maintain a debt yield (net cash flow divided by the outstanding principal balance of the loan) on the portfolio of at least 6.68%, the Lender may transfer the excess cash to an account and apply any funds in such account as the Lender elects, including to prepay principal and pay any amounts due under the loan. The Lender may also foreclose on its security interests, in limited circumstances may enforce the Company's guaranty and may appoint a new property manager. As of December 31, 2015, the Company was in compliance with all covenants under the loan agreement.

The Company has accounted for the transfer of the Note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the Note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 3,852 homes placed as collateral for the Note. The principal balance outstanding on the Note was $473.8 million as of December 31, 2015, and was included in asset-backed securitizations within the consolidated balance sheets. The 3,852 collateral homes had a net book value of $606.9 million as of December 31, 2015.

The interest rate cap agreement entered into as part of the securitization transaction has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an ongoing basis. During the year ended December 31, 2015, the Company's interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period in which the hedged transaction affects earnings. Over the next 12 months, the Company estimates that $0.1 million will be reclassified as an increase to interest expense. The fair value of the interest rate cap agreement is estimated to be zero as of December 31, 2015 (see Note 15).

September 2014 Securitization

In September 2014, we completed our second securitization transaction (the "2014-SFR2 securitization"), which was structured substantially similar to the 2014-SFR1 securitization. The principal differences from the 2014-SFR1 securitization are: (1) the loan is a fixed rate loan for $513.3 million with a 10 year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%, (2) no interest rate cap agreement was part of the transaction, (3) the loan is secured by first priority mortgages on a portfolio of 4,487 single-family residential properties owned by the borrower, a subsidiary of the Company and (4) in lieu of a debt yield requirement, the loan agreement provides that if the borrower does not maintain a debt service coverage ratio of at least 1.20 to 1.00, the lender may transfer cash to an account from which the lender may apply funds as it elects, including prepayment of the loan and principal. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow (as defined in the loan agreement) divided by the aggregate debt service for the 12 month period following the date of determination. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. Gross proceeds to the Company from the 2014-SFR2 securitization, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

The Company has accounted for the transfer of the 2014-SFR2 securitization promissory note to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the

Company with any ability to direct activities that could impact the trust's economic performance. Accordingly, the Company does not consolidate the trust and continues to consolidate, at historical cost basis, the 4,487 homes placed as collateral for the note. The principal balance outstanding on the note was $507.3 million as of December 31, 2015, and was included in asset-backed securitizations within the consolidated balance sheets. Separately, the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the consolidated balance sheets. The 4,487 collateral homes had a net book value of $672.3 million as of December 31, 2015.

November 2014 Securitization

In November 2014, we completed our third securitization transaction (the "2014-SFR3 securitization"), which was structured substantially similar to the 2014-SFR2 securitization. The principal differences from the 2014-SFR2 securitization are: (1) the loan is a fixed rate loan for $528.4 million with a 10 year term, maturity date of December 9, 2024, and a duration-adjusted weighted-average interest rate of 4.40%, (2) the loan is secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the Company did not acquire any of the certificates associated with this transaction. Gross proceeds to the Company from the 2014-SFR3 securitization were $528.4 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,503 homes placed as collateral for the note. The principal balance outstanding on the note was $523.1 million as of December 31, 2015, and was included in asset-backed securitizations within the consolidated balance sheets. The 4,503 collateral homes had a net book value of $729.8 million as of December 31, 2015.

March 2015 Securitization

In March 2015, we completed our fourth securitization transaction (the “2015-SFR1 securitization”), which was structured substantially similar to the 2014-SFR3 securitization. The principal differences from the 2014-SFR3 securitization are: (1) the loan is a fixed-rate loan for $552.8 million with a 30 year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%, (2) the loan is secured by first priority mortgages on a pool of 4,661 single-family residential properties and (3) the loan has an anticipated repayment date of April 9, 2025. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for eight classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $552.8 million, before issuance costs of $13.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,661 homes placed as collateral for the note. The principal balance outstanding on the note was $549.1 million as of December 31, 2015, and was included in asset-backed securitizations within the consolidated balance sheets. The 4,661 collateral homes had a net book value of $735.0 million as of December 31, 2015.

September 2015 Securitization

In September 2015, we completed our fifth securitization transaction (the “2015-SFR2 securitization”), which was structured substantially similar to the 2015-SFR1 securitization. The principal differences from the 2015-SFR1 securitization are: (1) the loan is a fixed-rate loan for $477.7 million with a 30 year term, maturity date of October 9, 2045, and a duration-adjusted weighted-average interest rate of 4.36%, (2) the loan is secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the loan has an anticipated repayment date of October 9, 2025. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $477.7 million, before issuance costs of $11.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,125 homes placed as collateral for the note. The principal balance outstanding on the note was $476.9 million as of December 31, 2015, and was included in asset-backed securitizations within the consolidated balance sheets. The 4,125 collateral homes had a net book value of $681.4 million as of December 31, 2015.

Secured Note Payable

In December 2014, as part of the Ellington Portfolio Acquisition, the Company assumed a $51.6 million secured note payable. The debt consists of a 5-year note payable, which is secured by a first priority mortgage on 583 of the homes acquired as part of the Ellington Portfolio Acquisition, bears interest at 4.06%, matures on July 1, 2019, and contains certain required covenants, including a minimum debt service coverage ratio of 1.47 to 1.00.

Share Repurchase Program

On September 21, 2015, the Company announced that our board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. During the year ended December 31, 2015, we repurchased and retired 3.6 million of our Class A common shares in accordance with the program at a weighted-average price of $15.76 per share and a total price of $57.3 million. As of December 31, 2015, we had a remaining repurchase authorization of $242.7 million under the program (See Note 8).

Other Transactions with AH LLC and its Affiliates

AH LLC Portfolio Contribution

On February 28, 2013, pursuant to a contribution agreement with AH LLC, we acquired a portfolio of 2,770 single-family properties with an agreed-upon value of $491.7 million in exchange for 31,085,974 Series C units and 634,408 Class B common shares, in each case based on a price per unit or share of $15.50. Because the transaction is also considered to be between entities under common control, the accounts relating to the properties acquired have been reflected retroactively in our consolidated financial statements based on the results of operations and net book value recorded by AH LLC. Holders of the Series C units are entitled to distributions equal to actual net cash flow of the portfolio of 2,770 properties that we purchased from AH LLC on February 28, 2013, up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50. Pursuant to the contribution agreement, AH LLC was responsible for all costs to transfer the properties and for paying costs associated with the completion of initial renovation of the properties after we acquire them. Concurrently with this transaction, the Advisor agreed to a permanent reduction in the advisory management fee of $9.8 million per year in connection with the increased shareholders' equity.

Holders of the Series C units have a one-time right to convert all such units into Class A units. If on the date of conversion, the contributed properties are not initially leased (as defined in the contribution agreement) for at least 98% of the scheduled rents (determined on an aggregate basis) the Series C units with respect to the single-family properties leased for at least 98% of the scheduled rents (determined on an aggregate basis) will convert into Class A units on a one for one basis, and the Series C units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing AH LLC's aggregate cost (as defined in the contribution agreement) of the properties (including the acquisition fees) by $15.50, with proportionate reductions in Class B common shares.

45 Property Acquisition

On December 12, 2014, we and our operating partnership entered into a contribution agreement with AH LLC, pursuant to which AH LLC contributed to our operating partnership all of AH LLC's interest in 45 properties owned by AH LLC. The value of the properties was determined by broker price opinions prepared by independent third parties. In exchange for the properties, our operating partnership issued to AH LLC 653,378 Class A units valued at $17.11 per unit, the closing price on the NYSE for the Company's Class A common shares on December 11, 2014.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

Contractual obligations as of December 31, 2015, consisted of the following (in thousands):

		Payments by Period
	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Asset-backed securitizations	$2,530,210	$25,524	$51,048	$500,753	$1,952,885
Secured note payable	50,752	924	1,978	47,850	—
Operating lease obligations	2,279	1,198	1,077	4	—
Purchase obligations	1,739	1,739	—	—	—
Total	$2,584,980	$29,385	$54,103	$548,607	$1,952,885

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

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired as part of the Management Internalization (see Note 11). Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Impairment charges, if any, are recognized in operating results. No goodwill impairments have been recorded during the years ended December 31, 2015, 2014 and 2013.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rent and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company's credit facility, secured note payable and asset-backed securitizations are also financial instruments whose fair values were estimated based on market quotes for comparable instruments or discounted cash flow analysis based on timing of future cash flows, market rates and credit spreads. The Company's interest rate cap agreement, contingently convertible Series E units liability and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 to 860 of the Code, which commenced with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income.

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our TRSs will be subject to federal, state and local taxes on their income at regular corporate rates. The tax years from 2012 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the "more likely than not" threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2015, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Non-GAAP Measures

Initially Leased Property Core NOI

Initially Leased Property Core NOI is a supplemental non-GAAP financial measure. The Company defines Initially Leased Property Core NOI as rents and fees from single-family properties, net of bad debt expense, less property operating expenses for leased single-family properties, excluding expenses reimbursed by tenant charge-backs and bad debt expense. The Company considers Initially Leased Property Core NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our properties that have been initially leased, without the impact of certain tenant reimbursed operating expenses that are presented gross in the consolidated statements of operations in accordance with GAAP. It should be considered only as a supplement to net loss as a measure of our performance. Initially Leased Property Core NOI should not be used as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to pay dividends or make distributions. Initially Leased Property Core NOI also should not be used as a supplement to or substitute for net loss or net cash flows from operating activities (as computed in accordance with GAAP).

The following is a reconciliation of Initially Leased Property Core NOI to net loss as determined in accordance with GAAP for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(47,948)	$(33,092)	$(19,066)
Income from discontinued operations	—	—	(1,008)
Gain on remeasurement of equity method investment	—	—	(10,945)
Remeasurement of preferred shares	4,830	6,158	1,810
Remeasurement of Series E units	(2,100)	5,119	2,057
Depreciation and amortization	242,848	165,516	70,987
Acquisition fees and costs expensed	19,577	22,386	4,799
Noncash share-based compensation expense	3,125	2,586	1,079
Interest expense	89,413	19,881	370
Advisory fees	—	—	6,352
General and administrative expense	24,906	21,947	8,845
Property operating expenses for vacant single-family properties and other	15,018	22,899	22,341
Other revenues	(6,665)	(1,590)	(1,083)
Initially Leased Property NOI	$343,004	$231,810	$86,538
Tenant charge-backs	56,546	14,931	1,588
Expenses reimbursed by tenant charge-backs	(56,546)	(14,931)	(1,588)
Bad debt expense excluded from operating expenses	5,977	5,691	2,273
Bad debt expense included in revenues	(5,977)	(5,691)	(2,273)
Initially Leased Property Core NOI	$343,004	$231,810	$86,538

FFO / Core FFO attributable to common share and unit holders

Funds from operations ("FFO") attributable to common share and unit holders is a non-GAAP financial measure that we calculate in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Core funds from operations ("Core FFO") attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (i) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (ii) noncash share-based compensation expense and (iii) noncash fair value adjustments associated with remeasuring our Series E convertible units liability and preferred shares derivative liability to fair value.

We present FFO attributable to common share and unit holders, as well as on a per FFO share and unit basis, because we consider this metric to be an important measure of the performance of real estate companies, as do many analysts in evaluating our Company. We believe that FFO attributable to common share and unit holders is a helpful measure of a REIT's performance since this metric excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time. We believe that real estate values fluctuate due to market conditions and in response to inflation. We also believe that Core FFO attributable to common share and unit holders, as well as on a per FFO share and unit basis, are helpful to investors as supplemental measures of the operating performance of the Company as they allow investors to compare our operating performance to prior reporting periods without the effect of certain items that, by nature, are not comparable from period to period. FFO attributable to common share and unit holders and Core FFO attributable to common share and unit holders are not a substitute for net cash flow provided by operating activities or net loss per share, as determined in accordance with GAAP, as a measure of our liquidity, operating performance or ability to pay dividends. These metrics also are not necessarily indicative of cash available to fund future cash needs. Because other REITs may not compute these measures in the same manner, they may not be comparable among REITs.

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders and Core FFO attributable to common share and unit holders for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands, except share and per share data):

	For the Years Ended December 31,
	2015	2014	2013
Net loss attributable to common shareholders	$(84,577)	$(66,985)	$(43,927)
Adjustments:
Noncontrolling interests in the Operating Partnership	14,510	15,229	13,303
Depreciation and amortization of real estate assets	235,002	159,286	68,399
Gain on disposition of single-family properties	—	—	(904)
FFO attributable to common share and unit holders	$164,935	$107,530	$36,871
Adjustments:
Acquisition fees and costs expensed	19,577	22,386	4,799
Noncash share-based compensation expense	3,125	2,586	1,079
Gain on remeasurement of equity method investment	—	—	(10,945)
Remeasurement of Series E units	(2,100)	5,119	2,057
Remeasurement of preferred shares	4,830	6,158	1,810
Conversion of preferred units	—	—	10,456
Core FFO attributable to common share and unit holders	$190,367	$143,779	$46,127
Weighted-average number of FFO shares and units (1)	264,876,755	250,625,401	239,127,560
Per FFO share and unit:
FFO attributable to common share and unit holders	$0.62	$0.43	$0.15
Core FFO attributable to common share and unit holders	$0.72	$0.57	$0.19

(1)
Includes weighted-average common shares outstanding and assumes full conversion of all OP units outstanding, including Class A units, which totaled 14,440,670 at December 31, 2015 and 2014, and 13,787,292 at December 31, 2013, as well as 31,085,974 Series C units, 4,375,000 Series D convertible units and 4,375,000 Series E convertible units at December 31, 2015, 2014 and 2013.

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

As of December 31, 2015 and 2014, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility of zero and $207.0 million, respectively, and our 2014-SFR1 securitization of $473.8 million and $478.6 million, respectively. All borrowings under our credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%, while borrowings under the 2014-SFR1 securitization bear interest at a duration-weighted blended interest rate of LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$4,738	$(6,856)
Rate decrease of 1% (2)	$(384)	$331

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of December 31, 2015.

(2)
Calculation of projected decrease in annual interest expense as a result of a 100 basis point decrease is reflective of any LIBOR floors or minimum interest rates stated in the agreements of respective borrowings.

This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

BDO USA, LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is set forth below.

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
American Homes 4 Rent
Agoura Hills, CA

We have audited American Homes 4 Rent and its subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Homes 4 Rent’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Homes 4 Rent maintained in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Homes 4 Rent as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

February 26, 2016

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to trustees will be included under the caption titled "Election of Trustees" in the Company's definitive proxy statement for the 2016 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 (the "2016 Proxy Statement") and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included under the captions "Corporate Governance and Board Matters—Audit Committee" and "Corporate Governance and Board Matters—Consideration of Candidates for Trustee" in the 2016 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to Section 16(a) compliance will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics will be included under the caption "Corporate Governance and Board Matters" in the 2016 Proxy Statement and is incorporated herein by reference. Any amendments to or waivers of the code of ethics granted to the Company's executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

The information required by this item with respect to executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions titled "Corporate Governance and Board Matters," "Executive Compensation" and "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation" in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table below, will be included under the caption "Share Ownership of Certain Beneficial Owners and Management" in the 2016 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2015, for the Company's equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,484,400	$16.22	3,515,600
Equity compensation plans not approved by security holders	—	$—	—

(1)	The Company's equity compensation plan, the 2012 Plan, is described more fully in Note 8 to the December 31, 2015 financial statements. The 2012 Plan was approved by the Company's shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions titled "Corporate Governance and Board Matters—Trustee Independence" and "Certain Relationships and Related Transactions and Legal Proceedings" in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption titled "Ratification of Independent Registered Public Accountants—Audit and Non-Audit Fees" in the 2016 Proxy Statement and is incorporated by herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)    Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this item are included as a separate section of this annual report on Form 10-K beginning on page F-1.

All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a) (3)    Exhibits

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
Agreement and Plan of Merger by and among American Homes 4 Rent, Sunrise Merger Sub, LLC, American Homes Rent, L.P., OP Merger Sub, LLC, American Residential Properties, Inc., American Residential Properties OP, L.P. and American Residential GP, LLC, dated December 3, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 3, 2015.)

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

10.9		Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.10		Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 2, 2015.)

10.11
Registration Rights Agreement, dated November 21, 2012, by and among American Homes 4 Rent, American Homes 4 Rent Advisor, LLC and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

Exhibit Number	Exhibit Document
10.12
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

10.20
Increased Commitment Supplement and Third Omnibus Amendment Agreement, dated September 30, 2013, by and among American Homes 4 Rent, L.P., AH4R Properties, LLC, the Borrowers specified therein and Wells Fargo Bank, National Association and J.P. Morgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2013.)

10.21
Loan Agreement dated as of May 21, 2014 between AMH 2014-1 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2014.)

10.22
Loan Agreement dated as of September 19, 2014 between AMH 2014-2 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.23
Loan Agreement dated as of November 25, 2014 between AMH 2014-3 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 2, 2014.)

10.24
Loan Agreement dated as of March 6, 2015 between AMH 2015-1 Borrower, LLC, as Borrower and Goldman Sachs Mortgage Company, as Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2015.)

Exhibit Number		Exhibit Document
10.25
Loan Agreement dated as of September 22, 2015 between AMH 2015-2 Borrower, LLC, as Borrower and Goldman Sachs Mortgage Company, as Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2015.)

10.26
Limited Liability Company Agreement dated June 16, 2014 among Alaska Permanent Fund Corporation, American Homes 4 Rent, L.P. and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2014.)

10.27
Property Management Agreement dated June 16, 2014 among American Homes 4 Rent II, LLC, American homes 4 Rent Management Holdings Company, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2014.)

10.28
Share Purchase Agreement dated March 31, 2014, between American Homes 4 Rent and Tamara Hughes Gustavson (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-11 (Registration Number 3330194979) filed April 1, 2014.)

10.29
Share Purchase Agreement dated August 13, 2014, between American Homes 4 Rent and Tamara Hughes Gustavson (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 19, 2014.)

10.30
Amended and Restated Agreement on Investment Opportunities, dated June 10, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.31	†
Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

10.32	†
Form of Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.33	†	Form of Restricted Share Agreement (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

10.34	†	Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

10.35	†
Form of Indemnification Agreement with Trustees and Executive Officers (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.36
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

10.38
Share Purchase Agreement, dated July 22, 2013, by and between American Homes 4 Rent and the Alaska Permanent Fund Corporation (Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 30, 2013.)

10.39		Contribution Agreement dated as of December 12, 2014 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 18, 2014.)

10.40
Fifth Omnibus Joinder and Amendment Agreement dated as of March 9, 2015 among Wells Fargo Bank, national association as Lender, subsidiaries of American Homes 4 Rent identified therein as Borrowers, American Homes 4 Rent, L.P., AH4R Properties, LLC and American Homes 4 Rent I, LLC, each as Existing Pledgors/Guarantors and subsidiaries of the company identified as joining as pledgor/guarantor. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 11, 2015.)

10.41		Tenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. Filed herewith.

10.42
Amendment Number Six dated as of February 24, 2016 to the Master Loan and Security Agreement dated as of March 7, 2013, among J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Lenders and the subsidiaries of American Home 4 Rent identified therein as Borrowers. Filed herewith.

12.1		Ratio of Earnings to Fixed Charges. Filed herewith.

Exhibit Number	Exhibit Document
21.1	List of Subsidiaries of American Homes 4 Rent. Filed herewith.

23.1	Consent of independent registered public accounting firm. Filed herewith.

24.1	Power of Attorney (included on the signature page of this Form 10-K). Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________________________________________________________________
†    Indicates management contract or compensatory plan

‡
The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S- K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
American Homes 4 Rent
Agoura Hills, CA

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent and its subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Homes 4 Rent and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Homes 4 Rent's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, CA

February 26, 2016

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Single-family properties:
Land	$1,229,017	$1,104,409
Buildings and improvements	5,469,533	4,808,706
Single-family properties held for sale	7,432	3,818
	6,705,982	5,916,933
Less: accumulated depreciation	(416,044)	(206,262)
Single-family properties, net	6,289,938	5,710,671
Cash and cash equivalents	57,686	108,787
Restricted cash	111,282	77,198
Rent and other receivables, net	13,936	11,009
Escrow deposits, prepaid expenses and other assets	121,627	118,783
Deferred costs and other intangibles, net	66,996	54,582
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,655	120,655
Total assets	$6,807,786	$6,227,351

Liabilities
Credit facility	$—	$207,000
Asset-backed securitizations	2,530,210	1,519,390
Secured note payable	50,752	51,644
Accounts payable and accrued expenses	154,751	149,706
Amounts payable to affiliates	4,093	—
Contingently convertible Series E units liability	69,957	72,057
Preferred shares derivative liability	62,790	57,960
Total liabilities	2,872,553	2,057,757

Commitments and contingencies

Equity
Shareholders' equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 207,235,510 and 210,838,831 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,072	2,108
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2015 and 2014	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 17,060,000 shares issued and outstanding at December 31, 2015 and 2014	171	171
Additional paid-in capital	3,554,063	3,618,207
Accumulated deficit	(296,865)	(170,162)
Accumulated other comprehensive loss	(102)	(229)
Total shareholders' equity	3,259,345	3,450,101

Noncontrolling interest	675,888	719,493
Total equity	3,935,233	4,169,594

Total liabilities and equity	$6,807,786	$6,227,351

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Rents from single-family properties	$559,719	$376,385	$132,722
Fees from single-family properties	7,646	5,968	3,639
Tenant charge-backs	56,546	14,931	1,588
Other	6,665	1,590	1,083
Total revenues	630,576	398,874	139,032

Expenses:
Property operating expenses
Leased single-family properties	280,907	165,474	51,411
Vacant single-family properties and other	15,018	22,899	22,341
General and administrative expense	24,906	21,947	8,845
Advisory fees	—	—	6,352
Interest expense	89,413	19,881	370
Noncash share-based compensation expense	3,125	2,586	1,079
Acquisition fees and costs expensed	19,577	22,386	4,799
Depreciation and amortization	242,848	165,516	70,987
Total expenses	675,794	420,689	166,184

Gain on remeasurement of equity method investment	—	—	10,945
Remeasurement of Series E units	2,100	(5,119)	(2,057)
Remeasurement of preferred shares	(4,830)	(6,158)	(1,810)

Net loss	(47,948)	(33,092)	(20,074)

Discontinued operations
Gain on disposition of single-family properties	—	—	904
Income from discontinued operations	—	—	104
Income from discontinued operations	—	—	1,008

Net loss	(47,948)	(33,092)	(19,066)

Noncontrolling interest	14,353	14,965	13,245
Dividends on preferred shares	22,276	18,928	1,160
Conversion of preferred units	—	—	10,456

Net loss attributable to common shareholders	$(84,577)	$(66,985)	$(43,927)

Weighted-average shares outstanding—basic and diluted	210,600,111	196,348,757	123,592,086

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.40)	$(0.34)	$(0.37)
Income from discontinued operations	—	—	0.01
Net loss attributable to common shareholders per share—basic and diluted	$(0.40)	$(0.34)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(47,948)	$(33,092)	$(19,066)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate cap agreement:
Unrealized interest rate cap agreement loss arising during the period	(14)	(229)	—
Reclassification adjustment for amortization of interest expense included in net loss	141	—	—
Unrealized gain (loss) on interest rate cap agreement	127	(229)	—

Other comprehensive income (loss)	127	(229)	—
Comprehensive loss	(47,821)	(33,321)	(19,066)
Comprehensive income attributable to noncontrolling interests	14,345	14,979	13,245
Dividends on preferred shares	22,276	18,928	1,160
Conversion of preferred shares	—	—	10,456
Comprehensive loss attributable to common shareholders	$(84,442)	$(67,228)	$(43,927)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2012	38,663,998	$387	667	$—	—	$—	$914,565	$(10,278)	$904,674	$490	$905,164
Issuances of Class A common shares, net of offering costs of $85,984	102,141,544	1,021	—	—	—	—	1,547,259	—	1,548,280	—	1,548,280
2,770 Property Contribution	—	—	634,408	6	—	—	(356,442)	—	(356,436)	392,253	35,817
Settlement of subscription agreement	434,783	4	—	—	—	—	(4)	—	—	—	—
Management Internalization	—	—	—	—	—	—	—	—	—	65,188	65,188
Alaska Joint Venture Acquisition	43,609,394	436	—	—	—	—	703,856	—	704,292	200,195	904,487
RJ Joint Venture Acquisition	—	—	—	—	—	—	—	—	—	61,060	61,060
Share-based compensation	19,500	—	—	—	—	—	1,079	—	1,079	—	1,079
Formation of consolidated joint venture	—	—	—	—	—	—	—	—	—	500	500
Conversion of preferred units	—	—	—	—	—	—	—	(10,456)	(10,456)	—	(10,456)
Issuances of preferred shares, net of offering costs of $13,904	—	—	—	—	9,060,000	91	186,165	—	186,256	—	186,256
Distribution to equity holders
Preferred shares	—	—	—	—	—	—	—	(1,160)	(1,160)	—	(1,160)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(17,216)	(17,216)
Common shares	—	—	—	—	—	—	—	(9,274)	(9,274)	—	(9,274)
Net (loss) income	—	—	—	—	—	—	—	(32,311)	(32,311)	13,245	(19,066)
Balances at December 31, 2013	184,869,219	$1,848	635,075	$6	9,060,000	$91	$2,996,478	$(63,479)	$2,934,944	$715,715	$3,650,659

American Homes 4 Rent
Consolidated Statements of Equity (Continued)
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2013	184,869,219	$1,848	635,075	$6	9,060,000	$91	$2,996,478	$(63,479)	$—	$2,934,944	$715,715	$3,650,659
2,770 Property Contribution	—	—	—	—	—	—	31	—	—	31	1,515	1,546
Share-based compensation	—	—	—	—	—	—	2,586	—	—	2,586	—	2,586
Issuances of Class A common shares, net of offering costs of $4,887	25,969,612	260	—	—	—	—	453,411	—	—	453,671	—	453,671
Issuances of preferred shares, net of offering costs of $10,567	—	—	—	—	8,000,000	80	165,701	—	—	165,781	—	165,781
Issuance of Class A units	—	—	—	—	—	—	—	—	—	—	11,179	11,179
Distribution to equity holders
Preferred shares	—	—	—	—	—	—	—	(18,928)	—	(18,928)	—	(18,928)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(23,881)	(23,881)
Common shares	—	—	—	—	—	—	—	(39,698)	—	(39,698)	—	(39,698)
Net (loss) income	—	—	—	—	—	—	—	(48,057)	—	(48,057)	14,965	(33,092)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(229)	(229)	—	(229)
Balances at December 31, 2014	210,838,831	$2,108	635,075	$6	17,060,000	$171	$3,618,207	$(170,162)	$(229)	$3,450,101	$719,493	$4,169,594
Share-based compensation	—	—	—	—	—	—	3,125	—	—	3,125	—	3,125
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	30,281	—	—	—	—	—	111	—	—	111	—	111
Repurchase of Class A common shares	(3,633,602)	(36)	—	—	—	—	(57,347)	—	—	(57,383)	—	(57,383)
Purchase of outside interests in RJ joint ventures	—	—	—	—	—	—	(10,033)	—	—	(10,033)	(34,375)	(44,408)
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(22,276)	—	(22,276)	—	(22,276)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(23,583)	(23,583)
Common shares	—	—	—	—	—	—	—	(42,126)	—	(42,126)	—	(42,126)
Net (loss) income	—	—	—	—	—	—	—	(62,301)	—	(62,301)	14,353	(47,948)
Total other comprehensive income	—	—	—	—	—	—	—	—	127	127	—	127
Balances at December 31, 2015	207,235,510	$2,072	635,075	$6	17,060,000	$171	$3,554,063	$(296,865)	$(102)	$3,259,345	$675,888	$3,935,233

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(47,948)	$(33,092)	$(19,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	242,848	165,516	70,987
Noncash amortization of deferred financing costs	8,305	1,767	186
Noncash share-based compensation	3,125	2,586	1,079
Gain on remeasurement of equity method investment	—	—	(10,945)
Gain on disposition of discontinued operations	—	—	(904)
Provision for bad debt	5,977	5,691	2,273
Remeasurement of Series E units	(2,100)	5,119	2,057
Remeasurement of preferred shares	4,830	6,158	1,810
Equity in net income of unconsolidated ventures	591	138	—
Other changes in operating assets and liabilities:
Rent and other receivables	(10,542)	(10,115)	3,339
Restricted cash for resident security deposits	(10,942)	(14,967)	(26,430)
Prepaid expenses and other assets	(8,212)	4,185	(16,238)
Deferred leasing costs	(9,577)	(6,247)	(9,710)
Accounts payable and accrued expenses	5,627	18,528	13,543
Resident security deposit liability	10,942	14,967	26,430
Amounts payable to affiliates	8,441	303	(22,239)
Net cash provided by operating activities	201,365	160,537	16,172

Investing activities
Cash paid for single-family properties	(608,952)	(1,349,912)	(2,011,977)
Escrow deposits for purchase of single-family properties	(1,115)	(52,671)	(13,740)
Increase in restricted cash related to lender requirements	(23,142)	(35,801)	—
Cash acquired in non-cash business combinations	—	2,202	33,099
Beazer Rental Homes acquisition	—	(108,246)	—
Ellington portfolio acquisition	—	(74,356)	—
Settlement of net monetary assets related to Management Internalization	—	—	(6,958)
Net proceeds received from sale of discontinued operations	—	—	8,844
Investment in unconsolidated joint ventures	(20,000)	(24,862)	—
Purchase of outside interest in RJ joint venture	(44,408)	—	—
Distributions from unconsolidated joint venture	—	—	3,431
Investments in mortgage financing receivables	(12,373)	(57,346)	—
Initial renovations to single-family properties	(147,583)	(185,449)	(382,070)
Other capital expenditures for single-family properties	(27,369)	(14,311)	—
Net cash used for investing activities	(884,942)	(1,900,752)	(2,369,371)

Financing activities
Implied contribution by AH LLC for historical operations	—	—	517
Net proceeds from issuance of Class A common shares	—	308,435	1,548,280
Net proceeds from issuance of preferred shares	—	189,433	212,596
Proceeds from exercise of stock options	251	431	—
Repurchase of Class A common shares	(57,383)	—	—
Proceeds from asset-backed securitizations	1,030,559	1,497,039	—
Payments on asset-backed securitizations	(19,739)	(3,315)	—
Proceeds from credit facility	827,000	1,828,000	1,425,000
Payments on credit facility	(1,034,000)	(1,996,000)	(1,050,000)
Payments on secured note payable	(892)	—	—
Proceeds from bridge loan	—	—	115,000
Payments on bridge loan	—	—	(115,000)
Extinguishment of RJ1 note payable	—	—	(7,600)
Contributions to noncontrolling interests	—	—	500
Distributions to noncontrolling interests	(23,583)	(23,881)	(11,829)
Distributions to common shareholders	(42,126)	(39,698)	—
Distributions to preferred shareholders	(22,276)	(18,928)	(1,160)
Deferred financing costs paid	(25,335)	(41,503)	(11,314)
Net cash provided by financing activities	632,476	1,700,013	2,104,990

Net decrease in cash and cash equivalents	(51,101)	(40,202)	(248,209)
Cash and cash equivalents, beginning of period	108,787	148,989	397,198
Cash and cash equivalents, end of period	$57,686	$108,787	$148,989

American Homes 4 Rent
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Supplemental cash flow information
Cash payments for interest	$(84,990)	$(24,616)	$(5,473)

Supplemental schedule of noncash investing and financing activities
Receivables related to property acquisitions	$—	$—	$1,166
Accounts payable and accrued expenses related to property acquisitions	$821	$7,173	$24,589
Accounts payable and accrued expenses related to deferred financing costs	$—	$—	$833
Amounts payable to affiliates related to property acquisitions	$—	$5,720	$(244)
Conversion of nonperforming loans to properties	$20,317	$5,561	$—
Accrued distribution to Series C convertible units	$4,698	$4,698	$5,387
Accrued distribution to common shareholders	$—	$—	$9,274

Contribution of properties (see Note 10)
Single-family properties, including related assets and liabilities	$—	$—	$32,229
Additional paid-in capital	$—	$—	$(384,255)
Due from affiliates	$—	$—	$(2,508)
Issuance of Series C convertible units to noncontrolling interest	$—	$—	$391,701
Issuance of Class B common shares	$—	$—	$7,993
Issuance of Class A units	$—	$11,179	$—

Acquisitions for equity (see Note 11)
Single-family properties	$—	$144,834	$966,571
Cash and cash equivalents	$—	$2,202	$33,099
Other net assets and liabilities	$—	$(4,886)	$(36,760)
Deferred costs and other intangibles	$—	$2,655	$133,195
Class A common shares	$—	$(82)	$(436)
Additional paid-in capital	$—	$(144,723)	$(703,856)
Issuance of Class A units to noncontrolling interest	$—	$—	$(221,934)
Issuance of Series D units to noncontrolling interest	$—	$—	$(65,188)
Contingently convertible Series E units liability	$—	$—	$(64,881)
Noncontrolling interest in consolidated subsidiaries	$—	$—	$(39,321)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent is a Maryland REIT formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of December 31, 2015, the Company held 38,780 single-family properties in 22 states, including 45 properties held for sale, compared to 34,599 single-family properties in 22 states, including 26 properties held for sale, as of December 31, 2014.

In 2012, the Company raised approximately $530.4 million before offering costs of $40.9 million, including $5.3 million related to the value of the option issued to AH LLC, in an offering exempt from registration under the Securities Act of 1933 (the "2012 Offering"). In 2013, the Company raised $747.5 million before offering costs of $44.0 million in an offering exempt from registration under the Securities Act of 1933 (the "2013 Offering"). Also in 2013, the Company raised $811.8 million before offering costs of $42.0 million in our IPO. Concurrently with the IPO, the Company raised an additional $75.0 million in private placements, which were made concurrently with the IPO offering price and without payment of any underwriting discount, to AH LLC and the Alaska Permanent Fund Corporation ("APFC") (collectively, the "2013 Concurrent Private Placements"). In 2013 and 2014, the Company raised $126.5 million before offering costs of $7.3 million through the issuance of 5,060,000 5.0% Series A Participating Preferred Shares ("Series A Preferred Shares"), raised $110.0 million before offering costs of $6.6 million through the issuance of 4,400,000 5.0% Series B Participating Preferred Shares ("Series B Preferred Shares") and raised $190.0 million before offering costs of $9.7 million through the issuance of 7,600,000 5.5% Series C Participating Preferred Shares ("Series C Preferred Shares") (collectively, the "Preferred Shares").

From our formation through June 10, 2013, we were externally managed and advised by the Advisor and the leasing, managing and advertising of our properties was overseen and directed by the Property Manager, both of which were subsidiaries of AH LLC. On June 10, 2013, we acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D convertible units and 4,375,000 Series E convertible units in our operating partnership. Under the terms of the contribution agreement, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to us. Since the date of the Management Internalization, the Company has consolidated the Advisor and the Property Manager and the results of these operations are reflected in the consolidated financial statements.

Prior to the Management Internalization, AH LLC exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, the contribution of certain properties by AH LLC to the Company prior to the Management Internalization have been deemed to be transactions between entities under common control, and as such, the accounts relating to the properties contributed have been recorded by us as if they had been acquired by us on the dates such properties were acquired by AH LLC (see Note 10). Accordingly, the consolidated financial statements include AH LLC's historical carrying values of the properties that had been acquired by AH LLC.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, our operating partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with ASC 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements have been made.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"), which commenced with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income.

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our TRSs will be subject to federal, state and local taxes on their income at regular corporate rates. The tax years from 2012 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the "more likely than not" threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2015, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Investments in Real Estate

Transactions in which single-family properties that are not subject to an existing lease are purchased are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company typically engages a third party valuation specialist to assist management in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

The value of acquired lease-related intangibles is estimated based upon the costs we would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease. Acquired leases are generally short-term in nature (less than one year).

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

Single-family Properties Held for Sale and Discontinued Operations

Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties held for sale within the consolidated balance sheets. As of December 31, 2015 and 2014, the Company had 45 and 26 single-family properties, respectively, classified as held for sale.

The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with Accounting Standards Update ("ASU") No. 2014-08 ("ASU 2014-08"), "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which the Company adopted January 1, 2015, on a prospective basis. Prior to the adoption of ASU 2014-08, gains on dispositions of single-family properties that had been in operation were included in "Income from discontinued operations," whereas gains on dispositions of single-family properties with no historical or immaterial operating results were included in other revenues within the consolidated statements of operations.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No material impairments were recorded during the years ended December 31, 2015, 2014 and 2013.

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

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairments were recorded during the years ended December 31, 2015, 2014 and 2013.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired as part of the Management Internalization (see Note 11). Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Impairment charges, if any, are recognized in operating results. No goodwill impairments have been recorded during the years ended December 31, 2015, 2014 and 2013.

Deferred Financing Costs

Financing costs related to the origination of the Company's credit facility and asset-backed securitizations are deferred and amortized as interest expense on an effective interest method over the contractual term of the applicable financing, and have been included in deferred costs and other intangibles, net within the consolidated balance sheets.

Cash and Cash Equivalents

We consider all demand deposits, cashier's checks, money market accounts and certificates of deposit with a maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents and escrow deposits at financial institutions. The combined account balances typically exceed the FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. We believe that the risk is not significant.

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

Nonperforming Loans

The Company has purchased nonperforming loans for the primary purpose of converting the underlying real estate into single-family rental properties through foreclosure or other form of resolution. Prior to foreclosure or resolution, nonperforming loans are carried at cost and placed on nonaccrual status as it is probable that the principal or interest is not fully collectible. Upon

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

converting a nonperforming loan into a home through foreclosure or other form of resolution, it continues to be carried at cost and is moved into single-family properties in the consolidated balance sheets. As of December 31, 2015, the Company had a total investment of $34.6 million in 265 nonperforming loans, compared to $50.4 million in 352 nonperforming loans as of December 31, 2014. These investments were included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, overall delinquencies and available security deposits. The Company's allowance for doubtful accounts was $3.0 million and $0.5 million as of December 31, 2015 and 2014, respectively, and included in rent and other receivables, net within the consolidated balance sheets.

Rescinded Properties

In certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission. When we are notified of a rescission, the amount of the purchase price is reclassified as a receivable. As of December 31, 2015 and 2014, rescission receivables totaled zero and $1.1 million, respectively, and have been included in rent and other receivables, net within the consolidated balance sheets.

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

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

Segment Reporting

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. The Company's properties are geographically dispersed and management evaluates operating performance at the market level. The Company did not have any geographic market concentrations representing over 10% of total net book value of single-family properties as of December 31, 2015.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB's new revenue recognition guidance. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. The Company is currently assessing the impact of the guidance on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. The recognition and measurement guidance for debt issuance costs is not affected and amortization of such costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that debt issuance costs related to line-of-credit arrangements may be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods, with early adoption permitted and retrospective application required. The Company expects to adopt the guidance effective January 1, 2016, and the impact will be a reduction of deferred costs and other intangibles, net, as well as a corresponding reduction of the associated debt liability.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

Note 3. Single-Family Properties

Single-family properties, net, consists of the following as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	Number of properties	Net book value
Leased single-family properties	36,403	$5,895,482
Single-family properties being renovated	476	75,055
Single-family properties being prepared for re-lease	178	28,525
Vacant single-family properties available for lease	1,678	283,444
Single-family properties held for sale	45	7,432
Total	38,780	$6,289,938

	December 31, 2014
	Number of properties	Net book value
Leased single-family properties	28,250	$4,631,797
Single-family properties being renovated	2,886	476,120
Single-family properties being prepared for re-lease	630	104,974
Vacant single-family properties available for lease	2,807	493,962
Single-family properties held for sale	26	3,818
Total	34,599	$5,710,671

Single-family properties, net at December 31, 2015 and 2014, included $8.5 million and $114.6 million, respectively, related to properties for which the recorded grant deed has not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there is a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $223.9 million, $150.5 million and $60.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in single-family properties, net at December 31, 2015 and 2014, are certain single-family properties contributed by AH LLC (see Note 10).

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 4. Rent and Other Receivables

Included in rent and other receivables, net is an allowance for doubtful accounts of $3.0 million and $0.5 million, as of December 31, 2015 and 2014, respectively. Also included in rent and other receivables, net, are receivables related to payments made on single-family properties for which sales have been rescinded or unwound due to legal issues beyond our control, totaling zero and $1.1 million as of December 31, 2015 and 2014, respectively, and other non-tenant receivables, which totaled $1.0 million and $2.4 million as of December 31, 2015 and 2014, respectively.

We generally rent our single-family properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties as of December 31, 2015 were as follows (in thousands):

Year
2016	$305,546
2017	2,914
2018	15
Total	$308,475

Note 5. Deferred Costs and Other Intangibles

Deferred costs and other intangibles, net, consists of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Deferred leasing costs	$8,692	$18,307
Deferred financing costs	78,348	53,013
Intangible assets:
Value of in-place leases	152	10,468
Trademark	3,100	3,100
Database	2,100	2,100
	92,392	86,988
Less: accumulated amortization	(25,396)	(32,406)
Total	$66,996	$54,582

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $13.1 million, $15.1 million and $10.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, which has been included in depreciation and amortization expense within the consolidated statements of operations. Amortization of deferred financing costs was $9.4 million, $4.6 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2015, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
2016	$3,622	$10,691	$38	$660	$300
2017	—	9,034	—	660	300
2018	—	8,536	—	92	300
2019	—	6,383	—	—	300
2020	—	5,064	—	—	132
Thereafter	—	20,884	—	—	—
Total	$3,622	$60,592	$38	$1,412	$1,332

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 6. Debt

The following table presents the Company's debt as of December 31, 2015 and 2014 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2015	December 31, 2014
2014-SFR1 securitization (2)	1.97%	June 9, 2019	$473,755	$478,565
2014-SFR2 securitization	4.42%	October 9, 2024	507,305	512,435
2014-SFR3 securitization	4.40%	December 9, 2024	523,109	528,390
2015-SFR1 securitization (3)	4.14%	April 9, 2045	549,121	—
2015-SFR2 securitization (4)	4.36%	October 9, 2045	476,920	—
Total asset-backed securitizations			2,530,210	1,519,390
Secured note payable	4.06%	July 1, 2019	50,752	51,644
Credit facility (5)	3.18%	September 30, 2018	—	207,000
Total debt (6)			$2,580,962	$1,778,034

(1)    Interest rates are as of December 31, 2015. Unless otherwise stated, interest rates are fixed percentages.

(2)
The 2014-SFR1 securitization bears interest at a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The maturity date of June 9, 2019, reflects the fully extended maturity date based on an initial two-year loan term and three, 12-month extension options, at the Company's election, provided there is no event of default and compliance with certain other terms.

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

(6)	The Company was in compliance with all debt covenants associated with its asset-backed securitizations, secured note payable and credit facility as of December 31, 2015.

Asset-backed Securitizations

May 2014 Securitization

In May 2014, we completed a private securitization transaction (the "2014-SFR1 securitization") in which a newly-formed special purpose entity (the "Borrower") entered into a loan with a third-party lender ("the Lender") for $481.0 million represented by a promissory note (the "Note"). In addition, the Company entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. The Borrower under the loan is wholly owned by another special purpose entity (the "Equity Owner") and the Equity Owner is wholly owned by our operating partnership. The loan is a two-year, floating rate loan, comprised of six floating rate components computed monthly based on one month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The Note requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount.

The loan may be extended for three, 12-month extensions at the Borrower's option, resulting in a fully extended maturity date of June 9, 2019, provided that there is no event of default under the loan agreement, the Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the Lender and the Borrower complies with the other terms set forth in the loan agreement.

The Note was immediately transferred by the Lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all of the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $481.0 million, before issuance costs of $14.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

The loan agreement provides that the Borrower maintain covenants typical for securitization transactions including establishing and maintaining a cash management account controlled by the Lender to collect all rents and cash generated by the Borrower's properties. In the absence of an event of default, the Borrower will receive any excess cash after payment of monthly interest, principal and property related expenses. Upon the occurrence of an event of default under the loan or if the Borrower does not maintain a debt yield (net cash flow divided by the outstanding principal balance of the loan) on the portfolio of at least 6.68%, the Lender may transfer the excess cash to an account and apply any funds in such account as the Lender elects, including to prepay principal and pay any amounts due under the loan. The Lender may also foreclose on its security interests, in limited circumstances may enforce the Company's guaranty and may appoint a new property manager. As of December 31, 2015, the Company was in compliance with all covenants under the loan agreement.

The Company has accounted for the transfer of the Note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the Note was both originated by the third party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 3,852 homes placed as collateral for the Note. The principal balance outstanding on the Note was $473.8 million as of December 31, 2015, and was included in asset-backed securitizations within the consolidated balance sheets. The 3,852 collateral homes had a net book value of $606.9 million as of December 31, 2015.

The interest rate cap agreement entered into as part of the securitization transaction has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an ongoing basis. During the year ended December 31, 2015, the Company's interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive loss. These amounts will subsequently be reclassified into earnings in the period in which the hedged transaction affects earnings. Over the next 12 months, the Company estimates that $0.1 million will be reclassified as an increase to interest expense. The fair value of the interest rate cap agreement is estimated to be zero as of December 31, 2015, (see Note 15) and has been included in escrow deposits, prepaid expenses and other assets in the consolidated balance sheets.

September 2014 Securitization

In September 2014, we completed our second securitization transaction (the "2014-SFR2 securitization"), which was structured substantially similar to the 2014-SFR1 securitization. The principal differences from the 2014-SFR1 securitization are: (1) the loan is a fixed rate loan for $513.3 million with a 10 year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%, (2) no interest rate cap agreement was part of the transaction, (3) the loan is secured by first priority mortgages on a portfolio of 4,487 single-family residential properties owned by the borrower, a subsidiary of the Company and (4) in lieu of a debt yield requirement, the loan agreement provides that if the borrower does not maintain a debt service coverage ratio of at least 1.20 to 1.00, the lender may transfer cash to an account from which the lender may apply funds as it elects, including prepayment of the loan and principal. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow (as defined in the loan agreement) divided by the aggregate debt service for the 12 month period following the date of determination. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. Gross proceeds to the Company from the 2014-SFR2 securitization, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

The Company has accounted for the transfer of the 2014-SFR2 securitization promissory note to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the Company with any ability to direct activities that could impact the trust's economic performance. The Company does not consolidate the trust and continues to consolidate, at historical cost basis, the 4,487 homes placed as collateral for the note. The principal balance outstanding on the note was $507.3 million as of December 31, 2015, and was included in asset-backed securitizations within the consolidated balance sheets. Separately, the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the consolidated balance sheets. The 4,487 collateral homes had a net book value of $672.3 million as of December 31, 2015.

November 2014 Securitization

In November 2014, we completed our third securitization transaction (the "2014-SFR3 securitization"), which was structured substantially similar to the 2014-SFR2 securitization. The principal differences from the 2014-SFR2 securitization are: (1) the loan is a fixed rate loan for $528.4 million with a 10 year term, maturity date of December 9, 2024, and a duration-adjusted weighted-average interest rate of 4.40%, (2) the loan is secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the Company did not acquire any of the certificates associated with this transaction. Gross proceeds to the Company from the 2014-SFR3 securitization were $528.4 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,503 homes placed as collateral for the note. The principal balance outstanding on the note was $523.1 million as of December 31, 2015, and was included in asset-backed securitizations within the consolidated balance sheets. The 4,503 collateral homes had a net book value of $729.8 million as of December 31, 2015.

March 2015 Securitization

In March 2015, we completed our fourth securitization transaction (the “2015-SFR1 securitization”), which was structured substantially similar to the 2014-SFR3 securitization. The principal differences from the 2014-SFR3 securitization are: (1) the loan is a fixed-rate loan for $552.8 million with a 30 year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%, (2) the loan is secured by first priority mortgages on a pool of 4,661 single-family residential properties owned by the Borrower, a subsidiary of the Company and (3) the loan has an anticipated repayment date of April 9, 2025. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for eight classes of single-family rental pass-through certificates representing all of the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $552.8 million, before issuance costs of $13.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,661 homes placed as collateral for the note. The principal balance outstanding on the note was $549.1 million as of December 31, 2015, and was included in asset-backed securitizations within the consolidated balance sheets. The 4,661 collateral homes had a net book value of $735.0 million as of December 31, 2015.

September 2015 Securitization

In September 2015, we completed our fifth securitization transaction (the “2015-SFR2 securitization”), which was structured substantially similar to the 2015-SFR1 securitization. The principal differences from the 2015-SFR1 securitization are: (1) the loan is a fixed-rate loan for $477.7 million with a 30 year term, maturity date of October 9, 2045, and a duration-adjusted weighted-average interest rate of 4.36%, (2) the loan is secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the loan has an anticipated repayment date of October 9, 2025. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $477.7 million, before issuance costs of $11.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,125 homes placed as collateral for the note. The principal balance outstanding on the note was $476.9 million as of December 31, 2015, and was included in asset-

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

backed securitizations within the consolidated balance sheets. The 4,125 collateral homes had a net book value of $681.4 million as of December 31, 2015.

Secured Note Payable

In December 2014, as part of the Ellington Portfolio Acquisition, the Company assumed a $51.6 million secured note payable. The debt consists of a 5-year note payable, which is secured by a first priority mortgage on 583 of the homes acquired as part of the Ellington Portfolio Acquisition, bears interest at 4.06%, matures on July 1, 2019, and contains certain required covenants, including a minimum debt service coverage ratio of 1.47 to 1.00.

Credit facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. The amount that may be borrowed under the credit facility will generally be based on 50% of the lower of cost or the fair value of our qualifying leased and un-leased properties and certain other measures based in part on the net income generated by our qualifying leased and un-leased properties, which is referred to as the "Borrowing Base." Borrowings under the credit facility are available through March 7, 2016, at which point, any outstanding borrowings will convert to a term loan through September 30, 2018. During February 2016, we entered into a three-month extension of the revolving period on our credit facility, which we are in process of replacing. All borrowings under the credit facility bear interest at 30 day LIBOR plus 2.75% until March 2017, and thereafter at 30 day LIBOR plus 3.125%. The Company had no borrowings outstanding under the credit facility as of December 31, 2015, compared to $207.0 million in total outstanding borrowings under the credit facility at December 31, 2014.

The credit facility is secured by our operating partnership's membership interests in entities that own certain of our single-family properties and requires that we maintain financial covenants relating to the following matters: (i) minimum liquidity of cash, cash equivalents and borrowing capacity under any credit facilities in an aggregate amount of at least $15.0 million, of which at least $7.5 million must be in cash and cash equivalents; (ii) a maximum leverage ratio of 1.0 to 1.0; and (iii) tangible net worth of not less than the sum of 85% of our tangible net worth as of September 30, 2013, plus 85% of the net proceeds of any additional equity capital raises completed on or after December 31, 2015. As of December 31, 2015, the Company was in compliance with all loan covenants.

Interest Expense

The following table displays our total gross interest, including unused commitments and other fees and amortization of deferred financing costs, and capitalized interest for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Gross interest cost	$98,103	$33,077	$10,016
Capitalized interest	(8,690)	(13,196)	(9,646)
Interest expense	$89,413	$19,881	$370

Note 7. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Accounts payable	$1,173	$4,925
Accrued property taxes	46,024	49,018
Other accrued liabilities	26,031	22,359
Accrued construction and maintenance liabilities	11,429	23,914
Resident security deposits	53,819	42,877
Prepaid rent	16,275	6,613
Total	$154,751	$149,706

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 8. Shareholders' Equity

Class A Common Shares

In connection with the Management Internalization in 2013 (see Note 11), we entered into a registration rights agreement with AH LLC providing for registration rights exercisable after December 10, 2015. Beginning in June 10, 2015, if we are eligible to file a shelf registration statement, AH LLC has the right to request that we file and maintain a shelf registration statement to register for resale the Class A common shares and securities convertible into Class A common shares that are held by AH LLC. AH LLC also has the right to "piggy-back" registration rights to include the Class A common shares and securities convertible into Class A common shares that AH LLC owns in other registration statements that we may initiate.

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

In March 2013, the Company sold 46,718,750 Class A common shares in connection with the 2013 Offering. In August 2013, the Company sold an additional 55,422,794 Class A common shares in connection with the IPO and the 2013 Concurrent Private Placements.

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

Our board of trustees declared distributions that totaled $0.20 per share, $0.20 per share and $0.05 per share on our Class A common shares during the years ended December 31, 2015, 2014 and 2013, respectively.

Class B Common Shares

AH LLC received a total of 635,075 shares of Class B common shares in the Company in connection with its investment in the 2012 Offering and the 2,770 Property Contribution (see Note 10). Each Class B common share generally entitles the holder to 50 votes on all matters that the holders of Class A common shares are entitled to vote. The issuance of Class B common shares to AH LLC allows AH LLC a voting right associated with its investment in the Company no greater than if it had solely received Class A common shares. Additionally, when the voting interest from Class A common shares and Class B common shares are added together, a shareholder is limited to a 30% total voting interest. Each Class B common share has the same economic interest as a Class A common share. Our board of trustees declared distributions that totaled $0.20 per share, $0.20 per share and $0.05 per share on our Class B common shares during the years ended December 31, 2015, 2014 and 2013, respectively.

Participating Preferred Shares

Participating preferred shares represent non-voting preferred equity interests in the Company and entitle holders to a cumulative annual cash dividend equal to 5.0% for Series A participating preferred shares, 5.0% for Series B participating preferred shares and 5.5% for Series C participating preferred shares of an initial liquidation preference of $25 per share. Any time between September 30, 2017, and September 30, 2020, for the Series A and Series B participating preferred shares and between March 31, 2018, and March 31, 2021, for the Series C participating preferred shares (the "initial redemption period"), the Company has the option to redeem the preferred shares for cash or Class A common shares, at a redemption price equal to the initial liquidation preference, adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets (the "HPA adjustment"). During the initial redemption period, the amount payable upon redemption will be subject to a cap, such that the total internal rate of return, when considering the initial liquidation preference, the HPA adjustment and dividends up to, but excluding, the date of redemption, will not exceed 9.0%. If not redeemed by the end of the initial redemption period, the initial liquidation preference of $25 per share will be adjusted by the HPA adjustment as of September 30, 2020, for the Series A and Series B participating preferred shares and as of March 31, 2021, for the Series C participating preferred shares (the "adjusted liquidation preference") and the cumulative annual cash dividend rate will be

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

prospectively increased to 10% of the adjusted liquidation preference. Any time after September 30, 2020, for the Series A and Series B participating preferred shares and March 31, 2021, for the Series C participating preferred shares, the Company has the option to redeem the preferred shares for cash or Class A common shares, at a redemption price equal to the adjusted liquidation preference. Because the HPA adjustment meets the definition of a derivative under ASC 815, Derivatives and Hedging, and is not clearly and closely related to the economic characteristics and risks of the underlying preferred shares, the fair value of the HPA adjustment has been reflected as a liability in the consolidated balance sheets and is adjusted to fair value each period and included in remeasurement of preferred shares in the consolidated statements of operations (see Note 15).

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

As of December 31, 2015, the initial liquidation preference, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company's outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $457.6 million.

Our board of trustees declared distributions that totaled $1.25 per share, $1.25 per share and $1.38 per share on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively, during the year ended December 31, 2015. Our board of trustees declared distributions that totaled $1.25 per share, $1.29 per share and $0.91 per share on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares, respectively, during the year ended December 31, 2014. Distributions declared on our 5.0% Series A participating preferred shares totaled $0.23 per share for the year ended December 31, 2013.

Class A Units

Class A units represent voting equity interests in our operating partnership. Holders of Class A units in our operating partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for the Company's Class A common shares on a one-for-one basis. The Company owned 93.5% and 93.6% of the total 222,311,255 and 225,914,576 Class A units outstanding as of December 31, 2015 and 2014, respectively.

Series C Convertible Units

Series C convertible units represent voting equity interests in our operating partnership. Holders of the Series C convertible units are entitled to distributions equal to the actual net cash flow from a portfolio of 2,770 single-family properties contributed to the Company by AH LLC on February 28, 2013 (see Note 10), up to a maximum of 3.9% per unit per annum based on a price per unit of $15.50, but will not be entitled to any distributions of income generated by any other properties or operations of the Company or any liquidating distributions. Since the date of issuance of the Series C convertible units, net cash flow from the properties contributed to the Company exceeded 3.9% per annum, providing the payment of the maximum amount of the preferred distribution. Holders of the Series C convertible units have a one-time right to convert all such units into Class A units on a unit for unit basis. If on the date of conversion, the contributed properties have not been initially leased for at least 98% of the scheduled rents (determined on an aggregate basis), then the Series C convertible units with respect to the single-family properties leased for at least 98% of the scheduled rents (determined on an aggregate basis) will convert into Class A units, and the Series C convertible units associated with the remaining single-family properties will convert into a number of Class A units determined by dividing the original aggregate cost of the properties (including the acquisition fees) by $15.50, with a proportionate reduction in Class B common shares. If the Series C convertible units have not been converted by the earlier of the third anniversary of the original issue date, which is February 28, 2016, or the date of commencement of a dissolution or liquidation, then the Series C convertible units will automatically convert into Class A units at the specified conversion ratio defined above. As of December 31, 2015, AH LLC owned all of the 31,085,974 outstanding Series C convertible units. Our board of trustees declared distributions that totaled $0.60 per share, $0.60 per share and $0.15 per share on our Series C convertible units during the years ended December 31, 2015, 2014 and 2013, respectively. Based on

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

the historic initial leasing performance of the 2,770 contributed properties, we currently expect the Series C convertible units to convert into Class A units on February 28, 2016.

Series D Convertible Units

Series D convertible units represent non-voting equity interests in our operating partnership. Holders of the Series D convertible units do not participate in any distributions for 30 months from the date of issuance and do not participate in any liquidating distributions at any point in time. The Series D convertible units are automatically convertible into Class A units on a one-for-one basis only after the later of (1) 30 months after the date of issuance and (2) the earlier of (i) the date on which adjusted funds from operations per Class A common share aggregates $0.80 or more over four consecutive quarters following the closing of the Management Internalization and (ii) the date on which the daily closing price of our Class A common shares on the NYSE averages $18.00 or more for two consecutive quarters following the closing of the Management Internalization. After 30 months, the Series D convertible units will participate in distributions (other than liquidating distributions) at a rate of 70% of the per unit distributions on the Class A units. As of December 31, 2015 and 2014, AH LLC owned all of the 4,375,000 outstanding Series D convertible units (see Note 11).

Series E Convertible Units

Series E convertible units represent non-voting equity interests in our operating partnership. Series E convertible units do not participate in any distributions and automatically convert into Series D convertible units, or if the Series D convertible units have previously converted into Class A units, into Class A units, on February 29, 2016, subject to an earn-out provision based on the level of pro forma annualized EBITDA contribution, as defined, of the Advisor and the Property Manager. Based on the terms of the earn-out provision, if pro forma annualized EBITDA contribution, as defined, equals or exceeds $28 million during the six-month period ending December 31, 2015 (the "measurement period"), the Series E convertible units will convert into Series D convertible units (or if the Series D convertible units have previously converted into Class A units, into Class A units) on a one-for-one basis at February 29, 2016. If, during the measurement period, the pro forma annualized EBITDA contribution, as defined, is less than $28 million, the Series E convertible units will convert into a number of Series D convertible units (or if the Series D convertible units have previously converted into Class A units, into Class A units) determined by (1) dividing (A) Pro Forma Annualized EBITDA Contribution during the measurement period less $14 million by (B) $14 million and (2) multiplying that result by 4,375,000. Series E convertible units which are not converted at the end of the measurement period, if any, will be cancelled.

Because the Series E convertible units may potentially be settled by issuing a variable number of Series D convertible units or Class A units, the Series E convertible units have been recorded at fair value and reflected as a liability in accordance with ASC 480, Distinguishing Liabilities and Equity, in the consolidated balance sheets and are adjusted to fair value each period (see Note 15). As of December 31, 2015 and 2014, AH LLC owned all of the 4,375,000 outstanding Series E convertible units (see Note 11). We currently expect the above-described earn-out provision to be met in full and the Series E convertible units to convert into Series D convertible units on a one-for-one basis on February 29, 2016.

3.5% Convertible Perpetual Preferred Units

In connection with the Company's acquisition of a Class B ownership interest in RJ American Homes 4 Rent Investments, LLC ("RJ LLC") on December 31, 2012 (see Note 11), the Company issued 653,492 3.5% convertible perpetual preferred units ("Preferred Units") to AH LLC. The Preferred Units represented non-voting equity interest in our operating partnership and entitled the holder to a preferred annual distribution equal to $0.53 per unit, when authorized and declared by the general partner of our operating partnership (i.e., the Company). Distributions accrued on a cumulative basis from the date of issuance and were payable quarterly.

In connection with AH LLC's contribution of its remaining ownership interest in RJ LLC to the Company on June 14, 2013, all of the outstanding 653,492 Preferred Units held by AH LLC were converted into Class A units (see Note 11).

Noncontrolling Interest

Noncontrolling interest as reflected in the Company's consolidated balance sheets primarily consists of the interest held by AH LLC in units in the Company's operating partnership. AH LLC owned 14,440,670, or approximately 6.5% and 6.4%, of the total 222,311,255 and 225,914,576 Class A units in our operating partnership as of December 31, 2015 and 2014, respectively. Additionally,

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

AH LLC owned all 31,085,974 Series C convertible units and all 4,375,000 Series D convertible units in our operating partnership as of December 31, 2015 and 2014. Also included in noncontrolling interest are outside ownership interests in certain consolidated subsidiaries of the Company.

Noncontrolling interest as reflected in the Company's consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, of $14.4 million, $15.0 million and $13.2 million, respectively, primarily consisted of $18.8 million, $18.6 million and $14.9 million, respectively, of preferred income allocated to Series C convertible units, zero, zero and $0.2 million, respectively, of preferred income allocated to Preferred Units (prior to the date of conversion), $4.3 million, $3.4 million and $1.8 million, respectively, of net loss allocated to Class A units, and $0.1 million, $0.3 million and $0.1 million, respectively, of net loss allocated to noncontrolling interests in certain of the Company's consolidated subsidiaries.

Subscription Agreement

In 2012, we entered into a subscription agreement with AH LLC under which AH LLC had the option to purchase 3,333,334 Class A common shares through November 21, 2015, for an aggregate purchase price of $50.0 million ($15.00 per share), the price per share of our Class A common shares in the 2012 Offering.

In 2013, the Company entered into an agreement with AH LLC to fully settle the subscription agreement based on a price of $17.25 per share, a price determined based on the most recent trade in the Company's shares at the time of settlement. Such settlement resulted in the issuance of 434,783 Class A common shares to AH LLC.

2012 Equity Incentive Plan

In 2012, we adopted the 2012 Equity Incentive Plan (the "Plan") to provide persons with an incentive to contribute to the success of the Company and to operate and manage our business in a manner that will provide for the Company's long-term growth and profitability. The Plan provides for the issuance of up to 1,500,000 Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, restricted stock, unrestricted shares, dividend equivalent rights and performance-based awards. The Plan terminates in November 2022, unless it is earlier terminated by our board of trustees. In April 2013, our shareholders approved an amendment to the Plan allowing for an increase in the maximum number of Class A common shares available for issuance from 1,500,000 to 6,000,000.

In 2015, the Company granted stock options for 588,500 Class A common shares and 44,000 restricted stock units to certain employees of the Company. In 2014, the Company granted stock options for 1,270,000 Class A common shares and 92,000 restricted stock units to certain employees of the Company. In 2013, the Company granted stock options for 550,000 Class A common shares to certain employees of the Company. As a result of the Management Internalization on June 10, 2013, certain former employees of AH LLC became employees of the Company and, accordingly, stock options for 485,000 Class A common shares were reclassified as grants to employees and re-measured as of the date of the Management Internalization.

All of the options and restricted stock units granted during the years ended December 31, 2015, 2014 and 2013, vest over four years and expire 10 years from the date of grant. Noncash share-based compensation expense related to these options is based on the estimated fair value on the date of grant and is recognized in expense over the service period. Such expense is adjusted to consider estimated forfeitures. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

The following table summarizes stock option activity under the Plan for the years ended December 31, 2015, 2014 and 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at December 31, 2012	700,000	$15.00	9.9	$—	(2)
Granted	550,000	16.03
Exercised	—	—		—
Forfeited	(60,000)	15.00
Options outstanding at December 31, 2013	1,190,000	$15.48	9.3	$862
Granted	1,270,000	16.74
Exercised	(28,750)	15.00		74
Forfeited	(266,250)	15.88
Options outstanding at December 31, 2014	2,165,000	$16.17	8.8	$1,890
Granted	588,500	16.49
Exercised	(16,600)	15.16		19
Forfeited	(252,500)	16.57
Options outstanding at December 31, 2015	2,484,400	$16.22	8.0	$1,225
Options exercisable at December 31, 2015	860,900	$15.81	7.4	$766

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

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Weighted-average fair value	$4.57	$5.06	$4.75
Expected term (years)	7.0	7.0	7.0
Dividend yield	3.0%	3.0%	3.0%
Volatility	35.9%	38.5%	38.0%
Risk-free interest rate	1.9%	2.2%	2.0%

The following table summarizes the activity that relates to the Company's restricted stock units under the Plan for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Restricted stock units at beginning of period	85,000	—	—
Units awarded	44,000	92,000	—
Units vested	(22,000)	—	—
Units forfeited	(15,350)	(7,000)	—
Restricted stock units at end of the period	91,650	85,000	—

Total non-cash share-based compensation expense related to stock options and restricted stock units was $3.1 million, $2.6 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Also included in noncash share-based compensation expense for the year ended December 31, 2013, was $0.3 million associated with 19,500 Class A common shares issued to our trustees during 2013.

As of December 31, 2015, there was a total unrecognized compensation cost of $6.0 million for unvested stock options and $1.1 million for unvested restricted stock and restricted stock units, which does not include estimated forfeitures. The unrecognized

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

compensation cost for unvested stock options and restricted stock and restricted stock units is expected to be recognized over a weighted-average period of 2.0 and 2.4 years, respectively.

Share Repurchase Program

On September 21, 2015, the Company announced that our board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. In addition, the excess of the purchase price over the par value of shares repurchased is recorded as a reduction to additional paid-in capital. During the year ended December 31, 2015, we repurchased and retired 3.6 million of our Class A common shares in accordance with the program at a weighted-average price of $15.76 per share and a total price of $57.3 million. As of December 31, 2015, we had a remaining repurchase authorization of $242.7 million under the program.

Note 9. Related Party Transactions

As of December 31, 2015 and 2014, AH LLC owned approximately 3.3% of our outstanding Class A common shares. On a fully-diluted basis, AH LLC held (including consideration of 635,075 Class B common shares as of December 31, 2015 and 2014, 14,440,670 Class A common units as of December 31, 2015 and 2014, 31,085,974 Series C convertible units as of December 31, 2015 and 2014, 4,375,000 Series D convertible units as of December 31, 2015 and 2014, 4,375,000 Series E convertible units as of December 31, 2015 and 2014) an approximate 22.1% and 21.8% interest at December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had a net payable of $4.1 million payable to affiliates related to declared and unpaid distributions on the Series C convertible units, partially offset by expense reimbursements due from affiliates, compared to a net receivable of $4.0 million due from affiliates as of December 31, 2014, which consisted of receivables due from AH LLC related to working capital settlement items, partially offset by declared and unpaid distributions on the Series C convertible units. These amounts were included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets.

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

For the year ended December 31, 2013, property management fees incurred to the Property Manager prior to the Management Internalization were $1.3 million, which have been included in property operating expenses in the consolidated statements of operations. For the year ended December 31, 2013, leasing fees incurred to the Property Manager prior to the

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Management Internalization were $2.9 million, which have been included in deferred costs and other intangibles, net in the consolidated balance sheets.

Agreement on Investment Opportunities

In November 2012, the Company entered into an Agreement on Investment Opportunities with AH LLC under which we paid an acquisition and renovation fee equal to 5% of all costs and expenses we incur in connection with the initial acquisition, repair and renovation of single-family properties (net of any broker fees received by the Property Manager) for its services in identifying, evaluating, acquiring and overseeing the renovation of the properties we purchase. In connection with the Management Internalization on June 10, 2013 (see Note 11), we entered into an Amended and Restated Agreement on Investment Opportunities. Under the terms of the Amended and Restated Agreement on Investment Opportunities, on December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee, we hired all of AH LLC's acquisition and renovation personnel necessary for our operations and AH LLC ceased paying the Company a monthly fee of $0.1 million for the maintenance and use of certain intellectual property transferred to us in the Management Internalization.

During the years ended December 31, 2014 and 2013, we incurred $86.0 million and $113.7 million in aggregate acquisition and renovation fees to AH LLC prior to the termination of the Amended and Restated Agreement on Investment Opportunities, of which $67.5 million and $108.9 million was capitalized related to asset acquisitions and included in the cost of the single-family properties, and $22.1 million and $4.8 million was expensed related to property acquisitions with in-place leases and to the acquisition of Beazer Pre-Owned Rental Homes, Inc. ("Beazer Rental Homes"), respectively.

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

Note 10. Contributions by AH LLC

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

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the net assets and historical net loss of the 2,770 single-family properties based on the dates such properties were acquired by AH LLC through the date of the 2,770 Property Contribution (in thousands, except number of properties):

	Period from June 23, 2011, to December 31, 2012	Period from January 1, 2013, to February 28, 2013	Total as of February 28, 2013 (transaction date)
Number of properties	2,661	109	2,770
Single-family properties	$365,937	$20,563	$386,500
Other assets	7,203	(2,086)	5,117
Other liabilities	(8,183)	558	(7,625)
Net assets contributed	$364,957	$19,035	$383,992
Rents from single-family properties	4,413	3,720	8,133
Property operating expenses	(3,326)	(1,920)	(5,246)
Depreciation	(2,021)	(1,324)	(3,345)
Allocated general and administrative expenses	(6,996)	(993)	(7,989)
Net loss	$(7,930)	$(517)	$(8,447)
Contributed net assets and net loss	$372,887	$19,552	$392,439

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

Concurrently with this transaction, commencing February 28, 2013, the Advisor agreed to a permanent reduction in the advisory fee of $9.8 million per year.

45 Property Acquisition

On December 12, 2014, we and our operating partnership entered into a contribution agreement with AH LLC, pursuant to which AH LLC contributed to our operating partnership all of AH LLC's interest in 45 properties owned by AH LLC. The value of the properties was determined by broker price opinions prepared by independent third parties. In exchange for the properties, our operating partnership issued to AH LLC 653,378 Class A units valued at $17.11 per unit, the closing price on the NYSE for the Company's Class A common shares on December 11, 2014.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 11. Acquisitions and Dispositions

2015 Acquisitions

RJ American Homes 4 Rent One, LLC and RJ American Homes 4 Rent Two, LLC Acquisition

In October 2015, the Company acquired the remaining 67% outside ownership interest in two of its consolidated joint ventures, RJ American Homes 4 Rent One, LLC and RJ American Homes 4 Rent Two, LLC, which own a total of 377 single-family properties, for a purchase price of $44.4 million. As our investments in these joint ventures were already previously accounted for as consolidated joint ventures, this acquisition was recorded in equity and the 377 properties continue to be accounted for using the same historical cost basis.

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

The following table summarizes the estimated fair values of the assets and liabilities acquired as part of the Ellington Portfolio Acquisition as of the acquisition date (in thousands):

Land	$25,615
Buildings and improvements	98,117
In-place leases	2,268
Secured note payable	(51,644)
Estimated fair value of assets and liabilities acquired	$74,356

The 914 single-family properties acquired as part of the transaction on December 31, 2014, were consolidated into the Company's portfolio and reflected in its consolidated financial statements.

Beazer Rental Homes Acquisition

On July 1, 2014, the Company completed the acquisition of Beazer Rental Homes for the purpose of acquiring a 100% ownership interest in a portfolio of 1,372 homes located in markets in Arizona, California, Florida and Nevada (the "Beazer Rental Homes Acquisition"). The Beazer Rental Homes Acquisition was completed pursuant to an Agreement and Plan of Merger by and among American Homes 4 Rent, AMH Portfolio One, LLC, a wholly owned subsidiary of the Company ("Merger Sub"), and representatives of the Beazer shareholders, dated as of July 1, 2014 (the "Merger Agreement"). As provided in the Merger Agreement, the acquisition was completed as a tax-free merger of Beazer Rental Homes with Merger Sub. The merger consideration to the security holders of Beazer Rental Homes consisted of 8,158,001 Class A common shares in the Company, $5.0 million of cash to be held in an indemnification escrow for a period of six months and extinguishment of $108.2 million outstanding under the Beazer Rental Homes credit facility. The fair value of the Class A common shares issued has been estimated to be $144.8 million, which has been determined using the closing price in the Company's Class A common shares on the date of the Beazer Rental Homes Acquisition. As of December 31, 2014, the Company estimated that approximately $0.6 million would be withheld from the $5.0 million indemnification escrow to satisfy certain representation and warranty provisions in accordance with the Merger Agreement. Accordingly, the remaining $4.4 million indemnification escrow was recognized within total merger consideration as of December 31, 2014, with a corresponding liability included in accounts payable and accrued expenses in the consolidated balance sheets.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the estimated fair values of the assets and liabilities acquired as part of the Beazer Rental Homes Acquisition as of the acquisition date (in thousands):

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

The following table presents the total revenues and net income attributable to the Company's 2014 year acquisitions that were included in our consolidated statement of operations for the year ended December 31, 2014 (in thousands):

	Beazer	Ellington
	Period from July 1, 2014 to December 31, 2014	Period from December 31, 2014 to December 31, 2014
Total revenues	$10,422	$—
Net income	$1,713	$—

2013 Acquisitions

Management Internalization

On June 10, 2013, the Company completed the Management Internalization for the purpose of internalizing its corporate and property operations management and acquired 100% of the membership interests in the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D convertible units and 4,375,000 Series E convertible units in our operating partnership, which were valued at $65.2 million and $64.9 million, respectively, as of the date of issuance using a Monte Carlo Simulation model. Under the terms of the respective contribution agreement, among other things, all administrative, financial, property management, marketing and leasing personnel, including executive management, became fully dedicated to the Company.

In connection with the Management Internalization, the Company also:

•
Modified the preexisting Agreement on Investment Opportunities between the Company and AH LLC to: (i) preclude AH LLC from providing advisory or property management services to third parties investing in any type of business relating to investment in, ownership of or rental of single-family homes; (ii) increase from 20% to 100% the Company's right to receive promoted interests in any future outside investment vehicles (as defined therein); (iii) cease AH LLC's rendering of acquisition and renovation services to the Company and eliminate the related 5% fee paid to the AH LLC on December 10, 2014; (iv) provide the Company with the right to offer employment on September 10, 2014, that would commence on December 10, 2014, to all of AH LLC's acquisition and renovation personnel necessary for our operations; and (v) require AH LLC to pay us a monthly fee of $0.1 million through December 10, 2014, for maintenance and use of certain intellectual property transferred to us in the Management Internalization.

•	Entered into a registration rights agreement with AH LLC providing for registration rights exercisable after December 10, 2015.

•	Cancelled insurance policies previously provided by a captive insurance company affiliated with AH LLC.

The fair value of the Series D convertible units and Series E convertible units has been estimated to be $65.2 million and $64.9 million, respectively, as of the date of issuance using a Monte Carlo simulation model. A Monte Carlo simulation was

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

incorporated given that the values of the securities were path dependent, meaning that their value depends on the average of a sequence of the prices of the underlying asset over some predetermined period of time. Inputs to the model include a risk-free rate corresponding to the assumed timing of the conversion date and a volatility input based on the historical volatilities of selected peer group companies. The starting point for the simulation was the most recent trading price in the Company's Class A common shares, into which the Series D convertible units and Series E convertible units are ultimately convertible. The timing of such conversion was based on the provisions of the contribution agreement and the Company's best estimate of the events that trigger such conversions.

The following table summarizes the estimated fair values of the assets acquired as part of the Management Internalization as of the acquisition date (in thousands):

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

Under the terms of the Management Internalization contribution agreement, net monetary assets, as defined therein, of the Advisor and Property Manager as of June 10, 2013, were to be settled in cash between the Company and AH LLC subsequent to the date of the transaction. Accordingly, estimated net monetary assets of $7.0 million, including estimated cash and cash equivalents of $9.0 million, were recorded as of the date of the Management Internalization and subsequently the amounts were reconciled and settled in cash.

Since the date of the Management Internalization, the Company has consolidated the Advisor and the Property Manager and the results of these operations are reflected in the consolidated financial statements.

Alaska Joint Venture Acquisition

On June 11, 2013, the Company acquired 100% of the membership interests in American Homes 4 Rent I, LLC (the "Alaska Joint Venture") from APFC and AH LLC for a purchase price of $904.5 million (the "Alaska Joint Venture Acquisition"). The purchase price consisted of the issuance of 43,609,394 Class A common shares in the Company to APFC and 12,395,965 Class A units in our operating partnership to AH LLC. As part of the Alaska Joint Venture Acquisition, the Company acquired a portfolio of 4,778 single-family properties, as well as the right to receive all net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013. Net cash flows produced by the Alaska Joint Venture subsequent to April 30, 2013, and prior to the Company's ownership on June 11, 2013, were approximately $1.9 million, which have been included in the purchase price of the assets acquired as part of the Alaska Joint Venture Acquisition. The Company completed the Alaska Joint Venture Acquisition for the purpose of acquiring a portfolio of 4,778 single-family properties, which was 75% leased as of the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired as part of the Alaska Joint Venture Acquisition as of the acquisition date (in thousands):

Land	$156,648
Buildings and improvements	740,396
Receivable for net cash flows prior to acquisition date	1,896
Value of in-place leases	5,547
Fair value of acquired assets	$904,487

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Pursuant to the Alaska Joint Venture Acquisition contribution agreement, net monetary assets, as defined therein, of the Alaska Joint Venture as of April 30, 2013, were used to fund all remaining initial repair and renovation costs of the 4,778 single-family properties, with shortfalls paid for by AH LLC. Accordingly, estimated net monetary assets of the Alaska Joint Venture of $13.0 million, including estimated cash and cash equivalents of $23.0 million, were recorded as of the date of the Alaska Joint Venture Acquisition in the consolidated balance sheets.

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

On December 31, 2012, the Company acquired a newly created Class B ownership interest in RJ LLC from AH LLC in exchange for 653,492 Preferred Units, which entitled the Company to all operating cash distributions and 20% of promoted interest distributions made from RJ1 to RJ LLC (the "RJ1 2012 Transaction"). As the RJ1 2012 Transaction was completed prior to the Management Internalization, it was deemed to be a transaction between "entities under common control" under the provisions of ASC 805, Business Combinations, and accordingly, the Company's Class B interest in RJ LLC was recorded at AH LLC's carryover basis of zero. As a result, the Preferred Units issued to AH LLC were also recorded with no initial basis.

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

On June 14, 2013, AH LLC contributed its remaining ownership interest in RJ LLC to the Company, 653,492 Preferred Units held by AH LLC were converted into 653,492 Class A units (the "Preferred Unit Conversion") and the Company issued 705,167 additional Class A units to AH LLC (collectively, the "2013 RJ Transaction"). The fair value of the 705,167 Class A units issued was estimated to be $11.3 million, which was determined using the most recent trading price of the Company's Class A common shares into which the Class A units were convertible on a one-for-one basis. Additionally, our operating partnership made a $7.6 million loan to RJ1, the proceeds of which were used to extinguish the balance of an outstanding loan as of the date of the 2013 RJ Transaction. The Company completed the 2013 RJ Transaction for the purpose of gaining 100% ownership of RJ LLC and therefore control over RJ1 and RJ2. As of the date of the 2013 RJ Transaction, the RJ1 and RJ2 portfolios collectively consisted of 377 single-family properties.

The following table summarizes the estimated fair values of the net assets of RJ LLC, RJ1 and RJ2 over which the Company gained control on June 14, 2013 and the associated 67% noncontrolling interest held by the RJ1 Investors and RJ2 Investors in RJ1 and RJ2, respectively (in thousands):

Land	$10,340
Buildings and improvements	54,123
Value of in-place leases	539
Cash and cash equivalents	1,128
Other current assets and liabilities, net	(311)
Note payable	(7,600)
Noncontrolling interest	(39,321)
Fair value of acquired net assets	$18,898

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

Because the Preferred Unit Conversion was not subject to an inducement offer and represented an in-substance redemption of the 653,492 Preferred Units, the $10.5 million fair value of the 653,492 Class A units in excess of the zero carrying value of the 653,492 Preferred Units has been reflected as a reduction to net income attributable to common shareholders in the consolidated statements of operations in accordance with ASC 260-10-S99-2, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The fair value of the Class A units issued in connection with the 2013 RJ Transaction has been estimated using the most recent trading price of the Company's Class A common shares into which the Class A units are convertible on a one-for-one basis.

Since the date of the 2013 RJ Transaction, the Company has consolidated RJ LLC, RJ1 and RJ2 and the related results of operations are reflected in the consolidated financial statements.

The following table presents the total revenues and net income attributable to the 2013 year acquisitions that were included in our consolidated statements of operations from the respective transaction dates through December 31, 2013 (in thousands):

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

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Pro Forma Supplemental Information

The following table presents the Company's supplemental consolidated unaudited pro forma total revenues and net income as if the Ellington Portfolio Acquisition, Beazer Rental Homes Acquisition, Management Internalization, Alaska Joint Venture Acquisition and 2013 RJ Transaction had occurred on January 1, 2013 (in thousands):

	For the Years Ended December 31,
	2014	2013
Pro forma total revenues (1)	$421,033	$176,340
Pro forma net loss (1)(2)	$(32,858)	$(32,161)

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the Ellington Portfolio Acquisition, Beazer Rental Homes Acquisition, Management Internalization, Alaska Joint Venture Acquisition and 2013 RJ Transaction occurred on January 1, 2013.

(2)
Pro forma net loss represents the combined pro forma net loss of the Advisor and Property Manager, among others, but does not reflect the elimination of historical advisory and property management fees that would not have been paid had the Management Internalization occurred on January 1, 2013.

Additionally, due to the inherent complexity of the consolidated financial statements as a result of the transactions completed between entities under common control, management believes that presentation of pro forma net loss attributable to common shareholders and on a per share basis is not meaningful and has therefore only presented pro forma total revenues and net loss as if the Ellington Portfolio Acquisition, Beazer Rental Homes Acquisition, Management Internalization, Alaska Joint Venture Acquisition and 2013 RJ Transaction had occurred on January 1, 2013.

Dispositions

Sale of Southern California Properties

On June 27, 2013, the Company sold 38 single-family properties located in Southern California for a gross sales price of $8.9 million, before commissions and closing costs, resulting in a gain on sale of $0.9 million. As these properties had previously been in operations and also represented the disposition of a geographic market, the results of operations from the 38 Southern California properties prior to the date of sale, along with the related gain on disposition, have been reflected as discontinued operations in the consolidated statements of operations.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 12. Earnings per Share

The following table reflects the computation of net loss per share on a basic and diluted basis for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2015	2014	2013
Income / (loss) (numerator):
Net loss	$(47,948)	$(33,092)	$(20,074)
Income from discontinued operations	—	—	1,008
Noncontrolling interest	14,353	14,965	13,245
Dividends on preferred shares	22,276	18,928	1,160
Conversion of preferred units	—	—	10,456
Net loss attributable to common shareholders	$(84,577)	$(66,985)	$(43,927)

Weighted-average shares (denominator)	210,600,111	196,348,757	123,592,086

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.40)	$(0.34)	$(0.37)
Income from discontinued operations	—	—	0.01
Net loss per share—basic and diluted	$(0.40)	$(0.34)	$(0.36)

Total weighted-average shares for the years ended December 31, 2015, 2014 and 2013, exclude an aggregate of 73,912,694, 73,586,644 and 63,873,266, respectively, of shares or units in our operating partnership, Series A, B and C preferred shares, common shares issuable upon exercise of stock options and restricted stock units because their effect would have been antidilutive.

Note 13. Commitments and Contingencies

As part of our operations, we lease office space for our corporate and property management offices under non-cancelable operating lease agreements, which expire on various dates through 2019.

Rent expense related to our operating leases for the years ended December 31, 2015, 2014 and 2013, was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Rent expense	$2,099	$1,867	$809
Less: income from subleases	(9)	(11)	—
Net rent expense	$2,090	$1,856	$809

Future lease obligations under our operating leases as of December 31, 2015, were as follows (in thousands):

Year
2016	$1,327
2017	1,049
2018	201
2019	4
Total lease commitments	2,581
Less: income from subleases	(302)
Net lease commitments	$2,279

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

In connection with the renovation of single-family properties after they are purchased, the Company enters into contracts for the necessary improvements. As of December 31, 2015 and 2014, the Company had aggregate outstanding commitments of zero and $4.1 million, respectively, in connection with these contracts.

As of December 31, 2015 and 2014, we had commitments to acquire 12 and 703 single-family properties, respectively, with an aggregate purchase price of $1.7 million and $110.9 million, respectively.

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position.

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 14. Noncash Transactions

On February 28, 2013, AH LLC contributed 2,770 single-family properties to the Company in exchange for 31,085,974 Series C convertible units in our operating partnership and 634,408 Class B common shares (see Note 10).

On June 10, 2013, we acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D convertible units and 4,375,000 Series E convertible units in our operating partnership (see Note 11).

On June 11, 2013, we acquired the Alaska Joint Venture from APFC and AH LLC in exchange for 43,609,394 Class A common shares in the Company and 12,395,965 Class A units in our operating partnership (see Note 11).

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

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Our credit facility, asset-backed securitizations and secured note payable are also financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. The following table displays the carrying values and fair values of our debt instruments as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value (1)
2014-SFR1 securitization	$473,755	$472,258	$478,565	$478,565
2014-SFR2 securitization	507,305	476,952	512,435	512,435
2014-SFR3 securitization	523,109	489,448	528,390	528,390
2015-SFR1 securitization	549,121	496,673	—	—
2015-SFR2 securitization	476,920	433,633	—	—
Total asset-backed securitizations	2,530,210	2,368,964	1,519,390	1,519,390
Secured note payable	50,752	48,631	51,644	51,644
Credit facility	—	—	207,000	207,000
Total debt	$2,580,962	$2,417,595	$1,778,034	$1,778,034

(1)
As of December 31, 2014, our debt instruments had been recently entered into and, therefore, management believes that their carrying values reasonably approximated their fair values, which were estimated by discounting future cash flows at market rates.

Inputs to the model used to value the contingently convertible Series E units liability include a risk-free rate corresponding to the assumed timing of the conversion date and a volatility input based on the historical volatilities of selected peer group companies. The starting point for the simulation is the most recent trading price in the Company's Class A common shares, into which the Series E convertible units are ultimately convertible. The timing of such conversion is based on the provisions of the contribution agreement and the Company's best estimate of the events that trigger such conversions.

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

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

The following tables set forth the fair value of our interest rate cap agreement, the contingently convertible Series E units liability and preferred shares derivative liability as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$—	$—	$—

Liabilities:
Contingently convertible Series E units liability	$—	$—	$69,957	$69,957
Preferred shares derivative liability	$—	$—	$62,790	$62,790

	December 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$14	$—	$14

Liabilities:
Contingently convertible Series E units liability	$—	$—	$72,057	$72,057
Preferred shares derivative liability	$—	$—	$57,960	$57,960

The following table presents changes in the fair values of our Level 3 financial instruments, consisting of our contingently convertible Series E units liability and preferred shares derivative liability, which are measured on a recurring basis with changes in fair value recognized in remeasurement of Series E convertible units and remeasurement of preferred shares, respectively, in the consolidated statements of operations, for the years ended December 31, 2015 and 2014 (in thousands):

Description	January 1, 2015	Issuances	Remeasurement included in earnings	December 31, 2015
Liabilities:
Contingently convertible Series E units liability	$72,057	$—	$(2,100)	$69,957
Preferred shares derivative liability	$57,960	$—	$4,830	$62,790

Description	January 1, 2014	Issuances	Remeasurement included in earnings	December 31, 2014
Liabilities:
Contingently convertible Series E units liability	$66,938	$—	$5,119	$72,057
Preferred shares derivative liability	$28,150	$23,652	$6,158	$57,960

Changes in inputs or assumptions used to value the contingently convertible Series E units liability and preferred shares derivative liability may have a material impact on the resulting valuation.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 16. Quarterly Financial Information (unaudited)

The following table presents summarized quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2015
Rents from single-family properties	$120,680	$137,818	$148,815	$152,406
Net loss	$(8,265)	$(8,398)	$(19,938)	$(11,347)
Net loss attributable to common shareholders	$(17,790)	$(17,697)	$(28,616)	$(20,474)
Net loss attributable to common shareholders per share—basic and diluted	$(0.08)	$(0.08)	$(0.14)	$(0.10)

	Quarter
	First	Second	Third	Fourth
2014
Rents from single-family properties	$73,761	$88,871	$104,210	$109,543
Net loss	$(6,935)	$(3,369)	$(12,796)	$(9,992)
Net loss attributable to common shareholders	$(13,676)	$(12,250)	$(21,747)	$(19,312)
Net loss attributable to common shareholders per share—basic and diluted	$(0.07)	$(0.07)	$(0.11)	$(0.09)

Note 17. Subsequent Events

Subsequent Acquisitions

From January 1, 2016 through February 24, 2016, we acquired 199 properties with an aggregate purchase price of approximately $26.6 million. We expect that our level of acquisition activity will fluctuate based on the number of suitable investments and on the level of funds available for investment.

Borrowings on Credit Facility

From January 1, 2016, through February 24, 2016, the Company borrowed an additional $70.0 million under the credit facility and made payments on the credit facility totaling $58.0 million, resulting in an outstanding loan balance of $12.0 million as of February 24, 2016.

Share Repurchases

From January 1, 2016, through February 24, 2016, the Company repurchased and retired 1.3 million of our Class A common shares at a weighted-average price of $15.43 per share and a total price of $20.5 million in accordance with our share repurchase program.

Declaration of Dividends

On February 25, 2016, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on March 31, 2016, to shareholders of record on March 15, 2016, and $0.05 per Class B common share payable on March 31, 2016, to shareholders of record on March 15, 2016. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company's 5.0% Series A Participating Preferred Shares payable on March 31, 2016, to shareholders of record on March 15, 2016, $0.3125 per share on the Company's 5.0% Series B Participating Preferred Shares payable on March 31, 2016, to shareholders of record on March 15, 2016, and $0.34375 per share on the Company's 5.5% Series C Participating Preferred shares payable on March 31, 2016, to shareholders of record on March 15, 2016.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

ARPI Shareholder Meeting Results

On February 26, 2016, ARPI’s shareholders voted in favor of the Merger, which is subject to customary closing conditions. We anticipate the transaction to close on February 29, 2016.

American Homes 4 Rent
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015
(dollars in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Total Cost as of December 31, 2015
Market	Number of Single-Family Homes	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Date of Acquisition
Albuquerque	212	$6,445	$24,231	$3,422	$6,445	$27,653	$34,098	$(2,309)	$31,789	2013-2015
Atlanta	2,802	87,722	307,888	61,038	87,722	368,926	456,648	(26,503)	430,145	2012-2015
Augusta	227	6,514	26,318	3,525	6,514	29,843	36,357	(1,804)	34,553	2013-2015
Austin	675	15,704	72,405	13,180	15,704	85,585	101,289	(6,518)	94,771	2012-2015
Bay Area	120	8,221	23,656	1,953	8,221	25,609	33,830	(2,065)	31,765	2012-2014
Boise	289	8,016	29,531	3,578	8,016	33,109	41,125	(2,617)	38,508	2013-2015
Central Valley	174	6,750	22,309	2,443	6,750	24,752	31,502	(2,543)	28,959	2012-2013
Charleston	650	23,262	82,412	10,872	23,262	93,284	116,546	(6,330)	110,216	2012-2015
Charlotte	2,313	74,645	293,876	33,630	74,645	327,506	402,151	(21,231)	380,920	2012-2015
Cincinnati	1,872	59,345	228,982	34,247	59,345	263,229	322,574	(20,958)	301,616	2012-2015
Colorado Springs	23	951	3,147	688	951	3,835	4,786	(380)	4,406	2013
Columbia	297	6,850	34,549	4,089	6,850	38,638	45,488	(2,890)	42,598	2013-2015
Columbus	1,453	37,851	157,825	28,932	37,851	186,757	224,608	(13,324)	211,284	2012-2015
Dallas-Fort Worth	3,210	88,581	361,558	63,663	88,581	425,221	513,802	(34,222)	479,580	2012-2015
Denver	685	34,123	135,739	16,263	34,123	152,002	186,125	(9,083)	177,042	2012-2015
Fort Myers	32	749	4,691	553	749	5,244	5,993	(537)	5,456	2012-2014
Greater Chicago area, IL and IN	2,064	63,929	255,264	51,000	63,929	306,264	370,193	(24,395)	345,798	2012-2015
Greensboro	635	18,046	81,542	8,233	18,046	89,775	107,821	(6,142)	101,679	2013-2015
Greenville	635	15,863	82,982	9,110	15,863	92,092	107,955	(6,528)	101,427	2013-2015
Houston	2,048	55,890	254,283	44,219	55,890	298,502	354,392	(22,764)	331,628	2012-2015
Indianapolis	2,777	75,567	298,023	50,112	75,567	348,135	423,702	(29,561)	394,141	2012-2015
Inland Empire	135	11,908	20,330	1,908	11,908	22,238	34,146	(1,236)	32,910	2012-2014
Jacksonville	1,569	42,167	165,529	31,441	42,167	196,970	239,137	(15,518)	223,619	2012-2015
Knoxville	319	10,256	49,316	4,291	10,256	53,607	63,863	(4,132)	59,731	2013-2015
Las Vegas	966	28,840	122,184	18,272	28,840	140,456	169,296	(12,712)	156,584	2011-2015
Memphis	594	17,491	65,668	9,283	17,491	74,951	92,442	(3,771)	88,671	2013-2015
Miami	342	9,134	50,330	9,077	9,134	59,407	68,541	(4,985)	63,556	2012-2015
Milwaukee	126	7,373	22,272	2,109	7,373	24,381	31,754	(2,413)	29,341	2013
Nashville	1,512	57,148	231,869	25,837	57,148	257,706	314,854	(20,261)	294,593	2012-2015
Oklahoma City	411	11,075	57,943	6,394	11,075	64,337	75,412	(3,422)	71,990	2012-2015
Orlando	1,175	32,556	143,334	21,783	32,556	165,117	197,673	(12,102)	185,571	2011-2015
Phoenix	1,603	49,647	184,518	25,362	49,647	209,880	259,527	(17,482)	242,045	2011-2015
Portland	207	14,445	24,187	1,917	14,445	26,104	40,549	(2,375)	38,174	2013-2015
Raleigh	1,472	51,655	191,962	22,182	51,655	214,144	265,799	(15,411)	250,388	2012-2015
Salt Lake City	1,049	58,551	149,739	22,295	58,551	172,034	230,585	(13,998)	216,587	2012-2015
San Antonio	895	25,419	95,845	15,718	25,419	111,563	136,982	(7,096)	129,886	2012-2015
Savannah/Hilton Head	434	12,756	50,627	5,550	12,756	56,177	68,933	(3,189)	65,744	2013-2015
Seattle	294	14,072	41,747	4,920	14,072	46,667	60,739	(3,835)	56,904	2012-2015
Tampa	1,567	55,807	210,538	28,905	55,807	239,443	295,250	(19,324)	275,926	2012-2015
Tucson	390	7,839	37,575	7,061	7,839	44,636	52,475	(4,837)	47,638	2011-2014
Winston Salem	527	15,854	64,655	6,531	15,854	71,186	87,040	(5,241)	81,799	2013-2015
Total	38,780	$1,229,017	$4,761,379	$715,586	$1,229,017	$5,476,965	$6,705,982	$(416,044)	$6,289,938
American Homes 4 Rent
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015 (Continued)
(dollars in thousands)
Change in Total Real Estate Assets

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$5,916,933	$3,923,624	$507,845
Acquisitions and building improvements	814,235	2,004,742	3,423,903
Dispositions	(11,555)	(11,433)	(8,124)
Write-offs	(13,631)	—	—
Balance, end of period	$6,705,982	$5,916,933	$3,923,624

Change in Accumulated Depreciation

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$(206,262)	$(62,202)	$(2,132)
Depreciation	(223,731)	(144,270)	(60,254)
Dispositions	318	210	184
Write-offs	13,631	—	—
Balance, end of period	$(416,044)	$(206,262)	$(62,202)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Agoura Hills, state of California on February 26, 2016.

AMERICAN HOMES 4 RENT
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID P. SINGELYN	Date: February 26, 2016
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ DIANA M. LAING	Date: February 26, 2016
Diana M. Laing Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ B. WAYNE HUGHES	Date: February 26, 2016
B. Wayne Hughes (Non-Executive Chairman)

By:	/s/ JOHN CORRIGAN	Date: February 26, 2016
John Corrigan Chief Operating Officer and Trustee (Trustee)

By:	/s/ DANN V. ANGELOFF	Date: February 26, 2016
Dann V. Angeloff (Trustee)

By:	/s/ MATTHEW J. HART	Date: February 26, 2016
Matthew J. Hart (Trustee)

By:	/s/ JAMES H. KROPP	Date: February 26, 2016
James H. Kropp (Trustee)

By:	/s/ LYNN SWANN	Date: February 26, 2016
Lynn Swann (Trustee)

By:	/s/ KENNETH WOOLLEY	Date: February 26, 2016
Kenneth Woolley (Trustee)

Index of Exhibits

Exhibit Number	Exhibit Document

10.41	Tenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P.

10.42
Amendment Number Six dated as of February 24, 2016 to the Master Loan and Security Agreement dated as of March 7, 2013, among J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Lenders and the subsidiaries of American Home 4 Rent identified therein as Borrowers

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of American Homes 4 Rent

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document