Form 10-Q
period 2016-03-31
American Homes 4 Rent
filed 2016-05-06
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

There were 237,646,752 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on May 4, 2016.

American Homes 4 Rent
Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A.”Risk Factors”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Single-family properties:
Land	$1,474,902	$1,229,017
Buildings and improvements	6,434,859	5,469,533
Single-family properties held for sale	123,575	7,432
	8,033,336	6,705,982
Less: accumulated depreciation	(472,147)	(416,044)
Single-family properties, net	7,561,189	6,289,938
Cash and cash equivalents	71,438	57,686
Restricted cash	132,082	111,282
Rent and other receivables, net	16,998	13,936
Escrow deposits, prepaid expenses and other assets	142,828	121,627
Deferred costs and other intangibles, net	26,854	10,429
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,655	120,655
Total assets	$8,097,710	$6,751,219

Liabilities
Credit facility	$438,000	$—
Asset-backed securitizations, net	2,799,267	2,473,643
Exchangeable senior notes, net	105,618	—
Secured note payable	50,522	50,752
Accounts payable and accrued expenses	200,946	154,751
Amounts payable to affiliates	—	4,093
Contingently convertible Series E units liability	—	69,957
Preferred shares derivative liability	63,090	62,790
Total liabilities	3,657,443	2,815,986

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 238,919,417 and 207,235,510 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	2,389	2,072
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2016, and December 31, 2015	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 17,060,000 shares issued and outstanding at March 31, 2016, and December 31, 2015	171	171
Additional paid-in capital	3,997,747	3,554,063
Accumulated deficit	(313,364)	(296,865)
Accumulated other comprehensive loss	(62)	(102)
Total shareholders’ equity	3,686,887	3,259,345

Noncontrolling interest	753,380	675,888
Total equity	4,440,267	3,935,233

Total liabilities and equity	$8,097,710	$6,751,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Rents from single-family properties	$167,995	$120,680
Fees from single-family properties	2,197	1,331
Tenant charge-backs	21,016	8,372
Other	3,985	1,365
Total revenues	195,193	131,748

Expenses:
Property operating expenses	85,001	59,208
General and administrative expense	8,057	6,131
Interest expense	30,977	15,670
Noncash share-based compensation expense	870	696
Acquisition fees and costs expensed	5,653	5,908
Depreciation and amortization	69,517	53,664
Other	1,253	694
Total expenses	201,328	141,971

Gain on conversion of Series E units	11,463	—
Remeasurement of Series E units	—	1,838
Remeasurement of preferred shares	(300)	120

Net income (loss)	5,028	(8,265)

Noncontrolling interest	3,836	3,956
Dividends on preferred shares	5,569	5,569

Net loss attributable to common shareholders	$(4,377)	$(17,790)

Weighted-average shares outstanding—basic and diluted	219,157,870	211,481,727

Net loss attributable to common shareholders per share—basic and diluted	$(0.02)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$5,028	$(8,265)
Other comprehensive income:
Unrealized gain on interest rate cap agreement:
Unrealized interest rate cap agreement gain arising during the period	—	—
Reclassification adjustment for amortization of interest expense included in net income (loss)	40	—
Unrealized gain on interest rate cap agreement	40	—

Other comprehensive income	40	—
Comprehensive income (loss)	5,068	(8,265)
Comprehensive income attributable to noncontrolling interests	3,836	3,956
Dividends on preferred shares	5,569	5,569
Comprehensive loss attributable to common shareholders	$(4,337)	$(17,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2015	207,235,510	$2,072	635,075	$6	17,060,000	$171	$3,554,063	$(296,865)	$(102)	$3,259,345	$675,888	$3,935,233

Share-based compensation	—	—	—	—	—	—	870	—	—	870	—	870

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	40,096	1	—	—	—	—	189	—	—	190	—	190

Issuance of Class A common shares and units in connection with the ARPI merger	36,546,170	365	—	—	—	—	511,281	—	—	511,646	18,814	530,460

Redemptions of Class A units	28,424	—	—	—	—	—	370	—	—	370	(661)	(291)

Repurchases of Class A common shares	(4,930,783)	(49)	—	—	—	—	(75,996)	—	—	(76,045)	—	(76,045)

Assumption of exchangeable senior notes	—	—	—	—	—	—	6,970	—	—	6,970	—	6,970

Conversion of Series E units to Series D units	—	—	—	—	—	—	—	—	—	—	58,494	58,494

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(5,569)	—	(5,569)	—	(5,569)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,991)	(2,991)
Common shares	—	—	—	—	—	—	—	(12,122)	—	(12,122)	—	(12,122)

Net income	—	—	—	—	—	—	—	1,192	—	1,192	3,836	5,028

Total other comprehensive income	—	—	—	—	—	—	—	—	40	40	—	40

Balances at March 31, 2016	238,919,417	$2,389	635,075	$6	17,060,000	$171	$3,997,747	$(313,364)	$(62)	$3,686,887	$753,380	$4,440,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$5,028	$(8,265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,517	53,664
Noncash amortization of deferred financing costs	2,838	1,377
Noncash amortization of discount on exchangeable senior notes	290	—
Noncash amortization of discount on ARP 2014-SFR1 securitization	286	—
Noncash share-based compensation	870	696
Provision for bad debt	1,069	1,271
Gain on conversion of Series E units to Series D units	(11,463)	—
Remeasurement of Series E units	—	(1,838)
Remeasurement of preferred shares	300	(120)
Equity in net income of unconsolidated ventures	232	96
Net (gain) loss on sale / impairment of single-family properties	(60)	—
Other changes in operating assets and liabilities:
Rent and other receivables	(3,277)	(2,578)
Restricted cash for resident security deposits	(13,170)	(4,209)
Prepaid expenses and other assets	659	(2,819)
Deferred leasing costs	(1,929)	(2,410)
Accounts payable and accrued expenses	(4,011)	(17,117)
Resident security deposit liability	13,170	4,209
Amounts payable to affiliates	(4,946)	6,957
Net cash provided by operating activities	55,403	28,914

Investing activities
Cash paid for single-family properties	(34,181)	(292,735)
Escrow deposits for purchase of single-family properties	(467)	(2,259)
Decrease (increase) in restricted cash related to lender requirements	1,891	(5,039)
Cash acquired in ARPI merger	15,499	—
Payoff of credit facility assumed in ARPI merger	(350,000)	—
Net proceeds received from sales of single-family properties	7,582	—
Investment in unconsolidated joint ventures	—	(2)
Investments in mortgage financing receivables	—	(6,633)
Renovations to single-family properties	(12,118)	(60,047)
Other capital expenditures for single-family properties	(4,526)	(6,457)
Net cash used for investing activities	(376,320)	(373,172)

Financing activities
Net proceeds from issuance of Class A common shares	1	—
Proceeds from exercise of stock options	337	—
Repurchase of Class A common shares	(76,045)	—
Redemptions of Class A units	(291)	—
Proceeds from asset-backed securitizations	—	552,830
Payments on asset-backed securitizations	(6,381)	(3,831)
Proceeds from credit facility	521,000	346,000
Payments on credit facility	(83,000)	(508,000)
Payments on secured note payable	(230)	(227)
Distributions to noncontrolling interests	(2,991)	(6,054)
Distributions to common shareholders	(12,122)	(10,574)
Distributions to preferred shareholders	(5,569)	(5,569)
Deferred financing costs paid	(40)	(13,411)
Net cash provided by financing activities	334,669	351,164

Net increase in cash and cash equivalents	13,752	6,906
Cash and cash equivalents, beginning of period	57,686	108,787
Cash and cash equivalents, end of period	$71,438	$115,693

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Supplemental cash flow information
Cash payments for interest	$(27,043)	$(13,895)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions	$(1,013)	$4,450
Accrued distribution to Series C convertible units	$—	$4,698

Merger with ARPI (see Note 10)
Single-family properties	$1,277,253	$—
Cash and cash equivalents	$15,499	$—
Restricted cash	$9,521	$—
Rent and other receivables	$843	$—
Escrow deposits, prepaid expenses and other assets	$35,134	$—
Deferred costs and other intangibles, net	$22,696	$—
Credit facility	$(350,000)	$—
Asset-backed securitization	$(329,703)	$—
Exchangeable senior notes, net	$(112,298)	$—
Accounts payable and accrued expenses	$(38,485)	$—
Class A common shares and units issued	$(530,460)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (the “Company,” “we,” “our” and “us”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of March 31, 2016, the Company held 47,955 single-family properties in 22 states, including 1,581 properties held for sale.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effective January 1, 2016, in accordance with Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, deferred financing costs, net of amortization, related to our asset-backed securitizations have been classified in asset-backed securitizations, net within the condensed consolidated balance sheets. Prior to January 1, 2016, these costs were included in deferred costs and other intangibles, net within the condensed consolidated balance sheets. All prior period amounts have been reclassified to conform to the current presentation. This resulted in the reclassification of $56.6 million of deferred financing costs, net of amortization, from deferred costs and other intangibles, net to asset-backed securitizations, net as of December 31, 2015, in the condensed consolidated balance sheets.

Effective January 1, 2016, due to the stabilization of our portfolio and the majority of our properties having been initially leased, vacant single-family properties and other expenses has been reclassified in the condensed consolidated statements of operations, with vacant single-family property operating expenses combined with leased single-family property operating expenses, which are both included in property operating expenses within the condensed consolidated statements of operations, and other expenses reclassified to other expenses within the condensed consolidated statements of operations. This resulted in the reclassification of the $6.0 million of vacant single-family properties and other expenses for the quarter ended March 31, 2015, with $5.3 million of vacant single-family property operating expenses reclassified to property operating expenses and $0.7 million of other expenses reclassified to other expenses in the condensed consolidated statements of operations.

There have been no other changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Therefore, notes to the condensed consolidated financial statements that would substantially duplicate the disclosures contained in our most recent audited consolidated financial statements have been omitted.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB's new revenue recognition guidance. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on our financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. The recognition and measurement guidance for debt issuance costs is not affected and amortization of such costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify that debt issuance costs related to line-of-credit arrangements may be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods, with early adoption permitted and retrospective application required. The Company adopted this guidance January 1, 2016, which had the impact of a reduction to deferred costs and other intangibles, net, for the deferred financing costs on our asset-backed securitizations, as well as a reduction to the corresponding associated debt liability in asset-backed securitizations, net within the condensed consolidated balance sheets.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Among other changes, it modifies the criteria used in the variable interest model and eliminates the presumption that a general partner should consolidate a limited partnership in the voting model. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance January 1, 2016, with no material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on our financial statements.

Note 3. Single-Family Properties

Single-family properties, net, consisted of the following as of March 31, 2016, and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Number of properties	Net book value
Leased single-family properties	44,455	$7,116,267
Single-family properties being renovated	320	55,325
Single-family properties being prepared for re-lease	136	21,393
Vacant single-family properties available for lease	1,463	244,629
Single-family properties held for sale	1,581	123,575
Total	47,955	$7,561,189

	December 31, 2015
	Number of properties	Net book value
Leased single-family properties	36,403	$5,895,482
Single-family properties being renovated	476	75,055
Single-family properties being prepared for re-lease	178	28,525
Vacant single-family properties available for lease	1,678	283,444
Single-family properties held for sale	45	7,432
Total	38,780	$6,289,938

Single-family properties, net increased $1.3 billion to $7.6 billion as of March 31, 2016, compared to $6.3 billion as of December 31, 2015, primarily related to the acquisition of 8,936 properties in connection with the Merger with American Residential Properties, Inc. ("ARPI") (see Note 10). Single-family properties, net at March 31, 2016, and December 31, 2015, included $8.9 million and $8.5 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller had warranted that all legal rights of ownership had been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $60.8 million and $48.7 million for the three months ended March 31, 2016 and 2015, respectively.

Note 4. Rent and Other Receivables

Included in rent and other receivables, net is an allowance for doubtful accounts of $3.8 million and $3.0 million as of March 31, 2016, and December 31, 2015, respectively. Also included in rent and other receivables, net, are non-tenant receivables, which totaled $1.1 million and $1.0 million as of March 31, 2016, and December 31, 2015, respectively.

Note 5. Deferred Costs and Other Intangibles

Deferred costs and other intangibles, net, consisted of the following as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Deferred leasing costs	$10,621	$8,692
Deferred financing costs	12,454	12,454
Intangible assets:
In-place lease values	22,847	152
Trademark	3,100	3,100
Database	2,100	2,100
	51,122	26,498
Less: accumulated amortization	(24,268)	(16,069)
Total	$26,854	$10,429

Deferred costs and other intangibles, net increased $16.5 million to $26.9 million as of March 31, 2016, compared to $10.4 million as of December 31, 2015, primarily related to the acquisition of $22.7 million of in-place leases in connection with the Merger with ARPI (see Note 10).

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $7.6 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs relate to our credit facility. Amortization of deferred financing costs was $0.6 million for the three months ended March 31, 2016 and 2015, which has been included in gross interest, prior to interest capitalization (see Note 6).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2016, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2016	$2,769	$1,870	$16,212	$495	$225
2017	506	1,017	1,426	660	300
2018	—	519	31	92	300
2019	—	—	—	—	300
2020	—	—	—	—	132
Total	$3,275	$3,406	$17,669	$1,247	$1,257

Note 6. Debt

The following table presents the Company’s debt as of March 31, 2016, and December 31, 2015 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2016	December 31, 2015
AH4R 2014-SFR1 securitization (2)	1.98%	June 9, 2019	$472,553	$473,755
ARP 2014-SFR1 securitization (3)	2.55%	September 9, 2019	342,115	—
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	506,022	507,305
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	521,788	523,109
AH4R 2015-SFR1 securitization (4)	4.14%	April 9, 2045	547,739	549,121
AH4R 2015-SFR2 securitization (5)	4.36%	October 9, 2045	475,726	476,920
Total asset-backed securitizations			2,865,943	2,530,210
Exchangeable senior notes	3.25%	November 15, 2018	115,000	—
Secured note payable	4.06%	July 1, 2019	50,522	50,752
Credit facility (6)	3.19%	September 30, 2018	438,000	—
Total debt (7)			3,469,465	2,580,962
Unamortized discount on ARP 2014-SFR1 securitization			(12,126)	—
Unamortized discount on exchangeable senior notes			(2,614)	—
Equity component of exchangeable senior notes			(6,768)	—
Deferred financing costs, net (8)			(54,550)	(56,567)
Total debt per balance sheet			$3,393,407	$2,524,395

(1)	Interest rates are as of March 31, 2016. Unless otherwise stated, interest rates are fixed percentages.

(2)
The 2014-SFR1 securitization bears interest at a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The maturity date of June 9, 2019, reflects the fully extended maturity date based on an initial two-year loan term and three, 12-month extension options, at the Company’s election, provided there is no event of default and compliance with certain other terms.

(3)
The ARP 2014-SFR1 securitization bears interest at an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. The maturity date of September 9, 2019, reflects the fully extended maturity date based on an initial two-year term and three, 12-month extension options, at the Company's election, provided there is no event of default and compliance with certain other terms.

(4)	The 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(5)	The 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(6)
The credit facility provides for a borrowing capacity of up to $800.0 million through June 2016 and bears interest at 1-month LIBOR plus 2.75% (3.125% beginning in March 2017). Any outstanding borrowings upon expiration of the credit facility period in June 2016 will become due in September 2018.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, exchangeable senior notes, secured note payable and credit facility as of March 31, 2016, and December 31, 2015.

(8)
Deferred financing costs relate to our AH4R asset-backed securitizations. Amortization of deferred financing costs was $2.1 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively, which has been included in gross interest, prior to interest capitalization.

Asset-Backed Securitization

In connection with the merger with ARPI on February 29, 2016 (see Note 10), the Company assumed a securitization loan (the "ARP 2014-SFR1 securitization”), which involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 2,876 homes held by a special purpose entity, ARP 2014-1 Borrower, LLC (the “Borrower”). The Borrower under the loan is wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner is wholly owned by the operating partnership. The loan, at the time of its origination by ARPI in August 2014, had an original principal amount of $342.2 million and an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. It is comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. Interest on the loan is paid monthly.

The 2,876 homes securing the loan are substantially similar to the other properties owned by the Company and are leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loan, the Borrower’s properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the Borrower becomes a disqualified property under the terms of the loan, and the Borrower is limited in its ability to incur any additional indebtedness.

The loan is also secured by a security interest in all of the Borrower’s personal property and a pledge of all of the assets of the Equity Owner, including a security interest in its membership interest in the Borrower. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings. The loan requires that we maintain certain covenants, including but not limited to, a minimum debt yield on the collateral pool of properties. We were in compliance with all covenants as of March 31, 2016.

The Company consolidates, at the historical cost basis, which was adjusted to fair value at the time of the merger, the 2,876 properties placed as collateral for the loan and has recorded a $342.1 million asset-backed securitization liability, representing the principal balance outstanding on the loan as of March 31, 2016, net of an unamortized discount of $12.1 million, which is included in asset-backed securitizations, net within the condensed consolidated balance sheets. The 2,876 collateral homes had a net book value of $456.9 million as of March 31, 2016.

We also assumed an interest rate cap agreement in connection with the assumption of the asset-backed securitization loan that has a LIBOR-based strike rate equal to 3.12% for the initial two-year term of the loan, based on ARPI’s issuance date of the loan in August 2014, to hedge against interest rate fluctuations. The fair value of the interest rate cap agreement is estimated to be zero as of March 31, 2016.

Exchangeable Senior Notes, Net

In connection with the merger with ARPI on February 29, 2016 (see Note 10), the Company assumed 3.25% exchangeable senior notes due 2018 that have a $115.0 million aggregate principal amount and a fair value at assumption of $112.3 million. The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2016, until the maturity date of November 15, 2018. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from our merger with ARPI. The current exchange rate as of March 31, 2016, was 54.1851 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders.

Prior to the close of business on the business day immediately preceding August 15, 2018, the notes will be exchangeable at the option of the holders only under the following circumstances: (1) during any calendar quarter beginning after December 31, 2013 (and only during such quarter) if the closing sale price per share of our common stock is more than 130% of the then-current exchange price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing sale price per share of our common stock multiplied by the then-current exchange rate; or (3) upon the occurrence of specified corporate transactions described in the indenture. On or after August 15, 2018, the notes will be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date. Subject to its election to satisfy its exchange obligations entirely in shares of our common stock, upon exchange, the operating partnership will pay or deliver, as the case may be, to exchanging holders in respect of each $1,000 principal amount of notes being exchanged a settlement amount either solely in cash, solely in common shares or in a combination of cash and shares of our common stock.

The fair value of the exchangeable senior notes, which was calculated using a straight-debt rate of 6.7% at the time of assumption, was $112.3 million, which represents the $115.0 million face value less a discount of $2.7 million, which will be amortized using the effective interest method over the term of the notes. The amount recorded to exchangeable senior notes, net at the time of assumption was $105.3 million, which represents the fair value of $112.3 million, less the fair value of the exchange settlement feature of the notes of $7.0 million, which was recorded in additional paid-in capital. The fair value of the exchange settlement feature will be amortized using the effective interest method over the term of the notes.

As of March 31, 2016, the exchangeable senior notes, net had a balance of $105.6 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $2.6 million and $6.8 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Credit Facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through June 7, 2016, at which point, any outstanding borrowings will convert to a term loan through September 30, 2018. We are in the process of extending or replacing this credit facility. All borrowings under the credit facility bear interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%. The credit facility is secured by our operating partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all loan covenants. The Company had $438.0 million of borrowings outstanding under the credit facility as of March 31, 2016, compared to no borrowings outstanding under the credit facility at December 31, 2015.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facility and amortization of deferred financing costs, the discount on the ARP 2014-SFR1 securitization and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Gross interest	$31,613	$20,239
Capitalized interest	(636)	(4,569)
Interest expense	$30,977	$15,670

Note 7. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable	$139	$1,173
Accrued property taxes	64,634	46,024
Other accrued liabilities	41,818	26,031
Accrued construction and maintenance liabilities	10,995	11,429
Resident security deposits	66,989	53,819
Prepaid rent	16,371	16,275
Total	$200,946	$154,751

Note 8. Shareholders’ Equity

Issuance of Class A Common Shares and Class A Units

In February 2016, the Company issued 36,546,170 Class A common shares, $0.01 par value per share, and 1,343,843 Class A units in connection with the merger with ARPI (see Note 10). Class A units represent voting equity interests in our operating partnership. Holders of Class A units in our operating partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for the Company's Class A common shares on a one-for-one basis.

Conversion of Series C Convertible Units into Class A Units

The Series C convertible units represented voting equity interests in our operating partnership owned by AH LLC. On February 28, 2016, the third anniversary of their original issue date, the 31,085,974 Series C convertible units converted into Class A units on a one-for-one basis in accordance with their terms.

Conversion of Series E Convertible Units into Series D Convertible Units

The Series E convertible units represented non-voting equity interests in our operating partnership. Series E convertible units did not participate in any distributions and were convertible into Series D convertible units on February 29, 2016, subject to an earn-out provision based on the level of pro forma annualized EBITDA contribution, as defined, of the Advisor and the Property Manager. The terms of the earn-out provision were met in full and, therefore, the 4,375,000 Series E convertible units were converted into Series D convertible units on a one-for-one basis on February 29, 2016. The fair value of the Series D convertible units was estimated using a Monte Carlo simulation model, which was primarily driven by the most recent trading price of the Company’s Class A common shares into which the Series D convertible units are ultimately convertible. Based on this valuation, the conversion of Series E convertible units into Series D convertible units resulted in a gain of $11.5 million which was recorded in gain on conversion of Series E units within the condensed consolidated statements of operations. As of March 31, 2016, AH LLC owned all of the 8,750,000 outstanding Series D convertible units.

Participating Preferred Shares

As of March 31, 2016, the initial liquidation preference on the Company’s participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company’s outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $457.8 million.

Distributions

Our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares during the quarters ended March 31, 2016 and 2015. Distributions declared on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares during the quarters ended March 31, 2016 and 2015, totaled $0.3125 per share, $0.3125 per share and $0.34375 per share, respectively. Our board of trustees declared distributions that totaled zero and $0.15113 per share on our Series C convertible units during the quarters ended March 31, 2016 and 2015, respectively. Former Series C convertible unit holders received a pro-rated distribution of $0.09739 per unit based on the period of time during the first quarter of 2016 prior to their conversion to Class A units on February 28, 2016. On December 10, 2015, the Series D convertible units became eligible to participate in 70% of distributions declared on Class A units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interest held by AH LLC in units in the Company’s operating partnership. AH LLC owned 45,526,644 and 14,440,670, or approximately 15.9% and 6.5%, of the total 286,377,860 and 222,311,255 Class A units in the operating partnership as of March 31, 2016, and December 31, 2015, respectively. Additionally, AH LLC owned zero and all 31,085,974 of the Series C convertible units and owned all 8,750,000 and 4,375,000 of the Series D convertible units in the operating partnership as of March 31, 2016, and December 31, 2015, respectively. Noncontrolling interest also includes interests held by former ARPI employees in Class A units of the Company's operating partnership, which were issued in connection with the merger with ARPI in February 2016. Former ARPI Class A unit holders owned 1,296,724, or approximately 0.5% of the total 286,377,860 Class A units in the operating partnership as of March 31, 2016. Also included in noncontrolling interest is the outside ownership interest in a consolidated subsidiary of the Company.

Noncontrolling interest as reflected in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2016, of $3.8 million, primarily consisted of $3.0 million of preferred income allocated to Series C convertible units prior to their conversion into Class A units on February 28, 2016, $0.8 million of net income allocated to Class A units, $0.1 million of net income allocated to Series D convertible units and $0.1 million of net loss allocated to the noncontrolling interest in a consolidated subsidiary of the Company. Noncontrolling interest for the three months ended March 31, 2015, of $4.0 million, primarily consisted of $4.7 million of preferred income allocated to Series C convertible units, $0.8 million of net loss allocated to Class A units, and $0.1 million of net income allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries.

2012 Equity Incentive Plan

During the three months ended March 31, 2016 and 2015, the Company granted stock options for 688,000 and 553,500 Class A common shares, respectively, and 74,100 and 42,000 restricted stock units, respectively, to certain employees of the Company under the 2012 Equity Incentive Plan (the “Plan”). The options and restricted stock units granted during the three months ended March 31, 2016 and 2015, vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the three months ended March 31, 2016 and 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2015	2,165,000	$16.17	8.8	$1,890
Granted	553,500	16.48
Exercised	—	—
Forfeited	(110,500)	16.57
Options outstanding at March 31, 2015	2,608,000	$16.22	8.7	$1,064
Options exercisable at March 31, 2015	597,500	$15.80	7.8	$466

Options outstanding at January 1, 2016	2,484,400	$16.22	8.0	$1,225
Granted	688,000	14.02
Exercised	(22,500)	15.00		13
Forfeited	(32,150)	16.70
Options outstanding at March 31, 2016	3,117,750	$15.74	8.3	$1,711
Options exercisable at March 31, 2016	1,137,125	$16.02	7.5	$314

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the three months ended March 31, 2016 and 2015:

	2016	2015
Weighted-average fair value	$2.81	$4.57
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	27.8%	36.0%
Risk-free interest rate	1.5%	1.9%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the three months ended March 31, 2016 and 2015:

	2016	2015
Restricted stock units at beginning of period	91,650	85,000
Units awarded	74,100	42,000
Units vested	(26,750)	(21,250)
Units forfeited	(400)	(6,000)
Restricted stock units at end of the period	138,600	99,750

Total non-cash share-based compensation expense related to stock options and restricted stock units was $0.9 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

Share Repurchase Program

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. In addition, the excess of the purchase price over the par value of shares repurchased is recorded as a reduction to additional paid-in capital. During the three months ended March 31, 2016, we repurchased and retired approximately 4.9 million of our Class A common shares, on a settlement date basis, in accordance with the program at a weighted-average price of $15.40 per share and a total price of $75.9 million. As of March 31, 2016, we had a remaining repurchase authorization of $166.8 million under the program.

Note 9. Related Party Transactions

As of March 31, 2016, and December 31, 2015, AH LLC owned approximately 2.9% and 3.3%, respectively, of our outstanding Class A common shares. On a fully-diluted basis, AH LLC held (including consideration of 635,075 Class B common shares as of March 31, 2016, and December 31, 2015, 45,526,644 and 14,440,670 Class A common units as of March 31, 2016, and December 31, 2015, respectively, zero and 31,085,974 Series C convertible units as of March 31, 2016, and December 31, 2015, respectively, 8,750,000 and 4,375,000 Series D convertible units as of March 31, 2016, and December 31, 2015, respectively, and zero and 4,375,000 Series E convertible units as of March 31, 2016, and December 31, 2015, respectively) an approximate 19.8% and 22.1% interest at March 31, 2016, and December 31, 2015, respectively.

As of March 31, 2016, the Company had a net receivable of $0.9 million due from affiliates related to management fees, which was included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of December 31, 2015, the Company had a net payable of $4.1 million payable to affiliates related to declared and unpaid distributions on the Series C units, partially offset by expense reimbursements from affiliates, which was included in amounts payable to affiliates within the condensed consolidated balance sheets.

In June 2014, the Company and the Alaska Permanent Fund Corporation ("APFC") formed a joint venture (the "Alaska Joint Venture II"). As of March 31, 2016, and December 31, 2015, we had contributed $40.0 million to the Alaska Joint Venture II and APFC had contributed $160.0 million. The Company accounts for its investment in the joint venture under the equity method of accounting as an investment in an unconsolidated subsidiary, which is included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets, as we do not have a majority interest or the ability to control the entity. The Company has a promoted interest in the Alaska Joint Venture II in addition to owning 20% of its equity.

Note 10. Acquisitions

Merger with American Residential Properties, Inc.

On February 29, 2016, the Company completed a merger with ARPI, in which ARPI merged with and into a wholly owned subsidiary of us in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity (the "Merger"). The purpose of this acquisition was to solidify our position as the largest public owner and operator of single-family rental properties, increase scale and achieve operating synergies. ARPI’s portfolio is substantially similar to our own, meets our high quality portfolio standards and the acquisition of their portfolio has allowed us to add density in key markets. As a result of the Merger, each holder of ARPI common stock received 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership received 1.135 Class A units of our operating partnership. We issued 36,546,170 Class A common shares and 1,343,843 Class A units in connection with the Merger, representing 12.7% of the total Class A common shares, Class B common shares and units of our operating partnership, collectively, as of the acquisition date. The equity transaction consideration of $530.5 million was calculated based on the 36,546,170 Class A common shares and 1,343,843 Class A units issued in connection with the Merger valued at the Company’s closing share price on the acquisition date of $14.00 per share. Total transaction costs incurred by the Company related to the Merger were $5.0 million, of which $3.4 million was incurred during the first quarter of 2016.

The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Merger as of the acquisition date (in thousands):

Net assets acquired
Land	$262,396
Buildings and improvements	1,014,857
Cash and cash equivalents	15,499
Restricted cash	9,521
Rent and other receivables	843
Escrow deposits, prepaid expenses and other assets	35,134
In-place leases	22,696
Accounts payable and accrued expenses	(38,485)
Net assets acquired	1,322,461

Debt assumed
Credit facility	350,000
Exchangeable senior notes	112,298
Asset-backed securitization	329,703
Total debt assumed	792,001

Equity transaction consideration	530,460

Total transaction consideration	$1,322,461

Since the completion of the Merger, the Company has consolidated the 8,936 single-family properties acquired as part of the transaction and the related results of these operations are reflected in the Company’s condensed consolidated financial statements.

The following table presents the total revenues and net loss attributable to the Merger that are included in our condensed consolidated statements of operations for the three months ended March 31, 2016 (in thousands):

Period from February 29, 2016 to March 31, 2016
Total revenues	$11,140
Net loss	$(2,569)

Pro Forma Supplemental Information

The following table presents the Company’s supplemental consolidated pro forma total revenues and net loss as if the Merger had occurred on January 1, 2015 (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Pro forma total revenues (1)	$217,262	$159,250
Pro forma net loss (1)	$(14,173)	$(10,711)
Pro forma net loss per share (1)	$(0.08)	$(0.08)

(1)	This pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the Merger occurred on January 1, 2015.

Note 11. Earnings per Share

The following table reflects the computation of net loss per share on a basic and diluted basis for the three months ended March 31, 2016 and 2015 (in thousands, except share data):

	For the Three Months Ended March 31,
	2016	2015
Income (loss) (numerator):
Net income (loss)	$5,028	$(8,265)
Noncontrolling interest	3,836	3,956
Dividends on preferred shares	5,569	5,569
Net loss attributable to common shareholders	$(4,377)	$(17,790)

Weighted-average shares (denominator)	219,157,870	211,481,727

Net loss per share—basic and diluted	$(0.02)	$(0.08)

Total weighted-average shares for the three months ended March 31, 2016, excludes an aggregate of 75,889,718, and for the three months ended March 31, 2015, excludes an aggregate of 74,044,394, of shares or units in our operating partnership, Series A, B and C preferred shares, common shares issuable upon exercise of stock options, and restricted stock units because they were antidilutive.

Note 12. Commitments and Contingencies

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position.

Note 13. Noncash Transactions

On February 29, 2016 we completed our Merger with ARPI in a stock-for-stock transaction. Each holder of ARPI common stock received 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI's operating partnership received 1.135 Class A units of our operating partnership. We issued 36,546,170 Class A common shares and 1,343,843 Class A units in connection with the Merger, representing 12.7% of the total Class A common shares, Class B common shares and units of our operating partnership, collectively, as of the acquisition date (see Note 10).

Note 14. Fair Value

The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company’s interest rate cap agreement and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis in the condensed consolidated financial statements.

Our credit facility, asset-backed securitizations, exchangeable senior notes and secured note payable are also financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. The following table displays the carrying values and fair values of our debt instruments as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR1 securitization	$472,553	$480,021	$473,755	$472,258
ARP 2014-SFR1 securitization (1)	329,989	329,989	—	—
AH4R 2014-SFR2 securitization	506,022	511,289	507,305	476,952
AH4R 2014-SFR3 securitization	521,788	527,647	523,109	489,448
AH4R 2015-SFR1 securitization	547,739	549,515	549,121	496,673
AH4R 2015-SFR2 securitization	475,726	480,920	476,920	433,633
Total asset-backed securitizations, net (2)	2,853,817	2,879,381	2,530,210	2,368,964
Exchangeable senior notes, net (1)	105,618	105,618	—	—
Secured note payable	50,522	50,894	50,752	48,631
Credit facility (3)	438,000	438,000	—	—
Total debt	$3,447,957	$3,473,893	$2,580,962	$2,417,595

(1)
The ARP 2014-SFR1 securitization and exchangeable senior notes, net are presented net of unamortized discounts. As they were recently acquired in connection with the Merger with ARPI in February 2016, we believe their fair values approximate their carrying values.

(2)	The carrying values of the asset-backed securitizations exclude $54.6 million and $56.6 million of deferred financing costs as of March 31, 2016, and December 31, 2015, respectively.

(3)
As our credit facility bears interest at a floating rate based on an index plus a spread, which is 1-month LIBOR plus 2.75%, and the credit spread is consistent with those demanded in the market for credit facilities with similar risks and maturities, management believes that the carrying value of the credit facility as of March 31, 2016, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates.

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

The following table sets forth the fair value of our interest rate cap agreement, the contingently convertible Series E units liability and preferred shares derivative liability as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$—	$—	$—

Liabilities:
Preferred shares derivative liability	$—	$—	$63,090	$63,090

	December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$—	$—	$—

Liabilities:
Contingently convertible Series E units liability	$—	$—	$69,957	$69,957
Preferred shares derivative liability	$—	$—	$62,790	$62,790

The following table presents changes in the fair values of our Level 3 financial instruments, consisting of our contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

Description	January 1, 2016	Issuances	Conversions	Remeasurement included in earnings	March 31, 2016
Liabilities:
Contingently convertible Series E units liability	$69,957	$—	$(69,957)	$—	$—
Preferred shares derivative liability	$62,790	$—	$—	$300	$63,090

Description	January 1, 2015	Issuances	Conversions	Remeasurement included in earnings	March 31, 2015
Liabilities:
Contingently convertible Series E units liability	$72,057	$—	$—	$(1,838)	$70,219
Preferred shares derivative liability	$57,960	$—	$—	$(120)	$57,840

Changes in inputs or assumptions used to value the preferred shares derivative liability may have a material impact on the resulting valuation.

Note 15. Subsequent Events

Subsequent Acquisitions

From April 1, 2016, through April 30, 2016, we acquired 64 properties with an aggregate purchase price of approximately $9.0 million. Our acquisition pace for individually acquired properties has decreased over the past year and is expected to continue to decrease over the next year.

Borrowings on Credit Facility

From April 1, 2016, through April 30, 2016, the Company borrowed an additional $20.0 million under the credit facility and made payments on the credit facility totaling $40.0 million, resulting in an outstanding loan balance of $418.0 million as of April 30, 2016.

Share Repurchases

From April 1, 2016, through April 30, 2016, the Company repurchased and retired approximately 1.3 million of our Class A common shares, on a settlement date basis, at a weighted-average price of $15.59 per share and a total price of $20.0 million in accordance with our share repurchase program.

Declaration of Dividends

On May 3, 2016, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on June 30, 2016, to shareholders of record on June 15, 2016, and $0.05 per Class B common share payable on June 30, 2016, to shareholders of record on June 15, 2016. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company’s 5.0% Series A participating preferred shares payable on June 30, 2016, to shareholders of record on June 15, 2016, $0.3125 per share on the Company’s 5.0% Series B participating preferred shares payable on June 30, 2016, to shareholders of record on June 15, 2016, and $0.34375 per share on the Company’s 5.5% Series C participating preferred shares payable on June 30, 2016, to shareholders of record on June 15, 2016.

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

As of March 31, 2016, we owned 47,955 single-family properties, in selected sub-markets of MSAs in 22 states, including 1,581 properties held for sale, of which 1,316 properties were former ARPI properties, compared to 38,780 single-family properties in 22 states, including 45 properties held for sale, as of December 31, 2015, and 36,588 single-family properties in 22 states, including 35 properties held for sale, as of March 31, 2015. As of March 31, 2016, 44,455, or 95.9%, of our total properties (excluding held for sale properties) were leased, compared to 36,403, or 94.0%, of our total properties (excluding held for sale properties) as of December 31, 2015, and 31,183, or 85.3%, of our total properties (excluding held for sale properties) as of March 31, 2015. As of March 31, 2016, our portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of March 31, 2016:

Market	Number of Single-family Properties (1)	% of Total Single-family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,348	9.4%	$160,622	2,120	12.4	2014
Atlanta, GA	3,837	8.3%	162,554	2,110	15.3	2014
Houston, TX	3,154	6.8%	161,837	2,114	10.4	2014
Indianapolis, IN	2,901	6.3%	150,684	1,933	13.5	2013
Phoenix, AZ	2,783	6.0%	160,752	1,814	13.6	2014
Charlotte, NC	2,713	5.9%	171,667	2,016	12.8	2014
Nashville, TN	2,352	5.1%	195,979	2,084	11.8	2014
Greater Chicago area, IL and IN	2,062	4.4%	180,062	1,899	14.7	2013
Cincinnati, OH	1,953	4.2%	171,549	1,846	13.9	2013
Raleigh, NC	1,824	3.9%	175,110	1,844	11.5	2014
All Other (2)	18,447	39.7%	175,655	1,894	13.1	2014
Total / Average	46,374	100.0%	$170,565	1,959	13.1	2014

(1)	Excludes 1,581 held for sale properties as of March 31, 2016.

(2)	Represents 32 markets in 19 states.

The following table summarizes certain key leasing metrics as of March 31, 2016:

	Total Single-family Properties (1)
Market	Leased Percentage (2)	Occupancy Percentage (2)	Avg. Contractual Monthly Rent Per Property (2)	Avg. Original Lease Term (months) (2)	Avg. Remaining Lease Term (months) (2)
Dallas-Fort Worth, TX	96.4%	95.2%	$1,560	12.2	6.4
Atlanta, GA	93.8%	92.9%	1,358	12.2	6.2
Houston, TX	95.5%	94.2%	1,567	12.3	5.9
Indianapolis, IN	96.1%	94.8%	1,303	13.0	6.2
Phoenix, AZ	97.8%	97.2%	1,138	12.4	6.9
Charlotte, NC	95.5%	94.4%	1,401	12.2	5.7
Nashville, TN	95.3%	94.3%	1,561	12.1	6.2
Greater Chicago area, IL and IN	97.5%	95.7%	1,707	13.1	6.3
Cincinnati, OH	96.2%	94.8%	1,455	12.9	6.6
Raleigh, NC	95.2%	94.4%	1,370	12.0	5.2
All Other (3)	95.9%	94.7%	1,443	12.2	5.9
Total / Average	95.9%	94.7%	$1,441	12.4	6.1

(1)	Leasing information excludes held for sale properties.

(2)	Leased percentage, occupancy percentage, average contractual monthly rent per property, average original lease term and average remaining lease term are reflected as of period end.

(3)	Represents 32 markets in 19 states.

Merger with American Residential Properties, Inc.

On February 29, 2016, the Company completed its Merger with ARPI, in which ARPI merged with and into a wholly owned subsidiary of us in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity. As a result of the Merger, each holder of ARPI common stock received 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership received 1.135 Class A units of our operating partnership. We issued 36,546,170 Class A common shares and 1,343,843 Class A units in connection with the Merger, representing 12.7% of the total Class A common shares, Class B common shares and units of our operating partnership, collectively, as of the acquisition date (see Note 10).

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. Our acquisition pace for individually acquired properties has decreased over the past year and is expected to continue to decrease over the next year. During the quarter ended March 31, 2016, our total portfolio increased by 9,175 homes, including 8,936 homes acquired through the ARPI Merger, 305 homes acquired through trustee acquisitions, 1 home acquired through a broker acquisition and net of 67 homes sold or rescinded, of which 37 properties were former ARPI properties.

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

As our total portfolio occupancy continues to stabilize, our ability to maintain and grow revenues will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. The average increase in rent for renewals was 4.1% and 3.6%, respectively, and the average increase in rent for re-leases was 4.7% and 1.1%, respectively, for the three months ended March 31, 2016 and 2015. Based on our Same-Home population of properties, we experienced retention rates of 67.8% and 70.1%, respectively, for the three months ended March 31, 2016 and 2015.

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

Property Management Expenses

As we internally manage our portfolio of single-family properties through our proprietary property management platform, we incur costs such as salary expenses for property management personnel, lease expenses for property management offices and technology expenses for maintaining the property management platform. As part of developing our property management platform, we have made significant investments in our infrastructure, systems and technology. We believe that these investments will enable the costs of our property management platform to become more efficient over time and as our overall portfolio grows in size.

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

Results of Operations

As we continue to grow our portfolio with many of our homes still recently acquired and/or renovated, we distinguish our portfolio of homes between Same-Home properties, Non-Same-Home and Other properties and Former ARPI properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison, which allows the performance of these properties to be compared between periods. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. We classify a property as Former ARPI if it was acquired through the ARPI merger and is not classified as held for sale as of the end of the current period. All other properties, including those classified as held for sale, are classified as Non-Same-Home and Other.

One of the primary financial measures we use in evaluating the operating performance of our single-family properties is core net operating income (“Core NOI”), which we define as rents and fees from single-family properties, net of bad debt expense, less property operating expenses for single-family properties, excluding expenses reimbursed by tenant charge-backs and bad debt expense.  We use Core NOI as a primary financial measure as it reflects the economic operating performance of our single-family properties without the impact of certain tenant reimbursed operating expenses that are presented gross in the condensed consolidated statements of operations in accordance with GAAP.

Comparison of the Three Months Ended March 31, 2016, to the Three Months Ended March 31, 2015

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31, 2016
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties (2)	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$104,863		$53,219		$9,913		$167,995
Fees from single-family properties	1,313		816		68		2,197
Bad debt	(627)		(422)		(20)		(1,069)
Core revenues from single-family properties	105,549		53,613		9,961		169,123

Property operating expenses:
Property tax expense	19,322	18.3%	9,391	17.5%	1,628	16.3%	30,341	17.9%
HOA fees, net of tenant charge-backs	2,068	2.0%	1,113	2.1%	242	2.4%	3,423	2.0%
Maintenance and turnover costs, net of tenant charge-backs	7,480	7.0%	3,261	6.1%	611	6.2%	11,352	6.8%
In-house maintenance	500	0.5%	234	0.4%	60	0.6%	794	0.5%
Insurance	1,229	1.2%	745	1.4%	129	1.3%	2,103	1.2%
Property management expenses	9,300	8.8%	4,725	8.8%	878	8.8%	14,903	8.8%
Core property operating expenses	39,899	37.8%	19,469	36.3%	3,548	35.6%	62,916	37.2%

Core net operating income	$65,650	62.2%	$34,144	63.7%	$6,413	64.4%	$106,207	62.8%

	For the Three Months Ended March 31, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties (2)	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$99,321		$21,359		$—		$120,680
Fees from single-family properties	833		498		—		1,331
Bad debt	(1,105)		(166)		—		(1,271)
Core revenues from single-family properties	99,049		21,691		—		120,740

Property operating expenses:
Property tax expense	17,455	17.6%	3,413	15.7%	—	—%	20,868	17.3%
HOA fees, net of tenant charge-backs	2,139	2.2%	605	2.8%	—	—%	2,744	2.3%
Maintenance and turnover costs, net of tenant charge-backs	6,791	6.9%	1,514	7.0%	—	—%	8,305	6.9%
In-house maintenance	—	—%	—	—%	—	—%	—	—%
Insurance	1,522	1.5%	436	2.0%	—	—%	1,958	1.6%
Property management expenses	8,541	8.6%	1,871	8.6%	—	—%	10,412	8.6%
Core property operating expenses	36,448	36.8%	7,839	36.1%	—	—%	44,287	36.7%

Core net operating income	$62,601	63.2%	$13,852	63.9%	$—	—%	$76,453	63.3%

(1)	Includes 25,361 properties that have been stabilized longer than 90 days prior to January 1, 2015.

(2)	Former ARPI properties includes the operating activity of properties acquired through the ARPI Merger from the acquisition date of February 29, 2016, through March 31, 2016.

A reconciliation of Core NOI to net loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the three months ended March 31, 2016, increased $6.5 million, or 6.6%, to $105.5 million from $99.0 million for the three months ended March 31, 2015. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,463 per month as of March 31, 2016, compared to $1,420 per month as of March 31, 2015, and to higher average occupancy levels, which increased to 95.1% as of March 31, 2016, from 93.7% as of March 31, 2015.

Non-Same Home and Other Properties

Core property revenues from Non-Same-Home and Other properties were $53.6 million and $21.7 million for the three months ended March 31, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home and Other properties, which rose to 12,429 leased properties for the three months ended March 31, 2016, from 5,565 leased properties for the three months ended March 31, 2015.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs.

Same-Home Properties

Core property operating expenses from Same-Home properties for the three months ended March 31, 2016, increased $3.5 million, or 9.5%, to $39.9 million from $36.4 million for the three months ended March 31, 2015. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties increased to 37.8% for the three months ended March 31, 2016, from 36.8% for the three months ended March 31, 2015. This increase was primarily attributable to higher property tax expenses, maintenance and turnover costs, net of tenant charge-backs, and an increase in property management expenses.

Non-Same-Home and Other Properties

Core property operating expenses from Non-Same-Home and Other properties were $19.5 million and $7.8 million for the three months ended March 31, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home and Other properties, which rose to 15,011 properties for the three months ended March 31, 2016, from 6,246 leased properties for the three months ended March 31, 2015.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $8.1 million for the three months ended March 31, 2016, compared to $6.1 million for the same period in 2015. This rise was primarily related to incremental headcount increases associated with the growth of the business, as well as to a $0.6 million increase in state taxes related to the growth of our portfolio. Annualized general and administrative expense for the three months ended March 31, 2016, was 0.40% of total quarter-end assets, compared to annualized general and administrative expense of 0.38% of total quarter-end assets for the same period in 2015.

Interest Expense

Interest expense was $31.0 million and $15.7 million for the three months ended March 31, 2016 and 2015, respectively. This increase was primarily due to a rise in aggregate borrowings to $3.4 billion at March 31, 2016, from $2.2 billion at March 31, 2015.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended March 31, 2016, acquisition fees and costs expensed totaled $5.7 million, including $3.4 million of transaction costs related to the ARPI Merger and $2.3 million of other acquisition fees and costs expensed. For the three months ended March 31, 2015, acquisition fees and costs expensed totaled $5.9 million, including $5.1 million of acquisition fees and related costs associated with single-family properties acquired with in-place leases and $0.8 million of transaction costs incurred related to portfolio acquisitions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $69.5 million and $53.7 million for the three months ended March 31, 2016 and 2015, respectively. This increase was attributable to growth in our average number of depreciable properties.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our policies during the three months ended March 31, 2016. For a discussion of recent accounting pronouncements, see “Note 2—Significant Accounting Policies.”

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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we may be ineligible to qualify as a REIT for four subsequent tax years. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our taxable REIT subsidiaries ("TRS") will be subject to federal, state and local taxes on their income at regular corporate rates. The tax years from 2012 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of March 31, 2016, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of March 31, 2016, included cash and cash equivalents of $71.4 million. Additionally, as of March 31, 2016, $438.0 million outstanding under our credit facility, which provides for maximum borrowings of up to $800.0 million.

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

During the three months ended March 31, 2016, net cash provided by operating activities was $55.4 million, which included inflows of $63.9 million from noncash adjustments to net income and net income of $5.0 million, partially offset by outflows of $13.5 million from other changes in operating assets and liabilities. Net cash used for investing activities was $376.3 million, which primarily consisted of cash outflows of $350.0 million related to the payoff of the credit facility assumed in the ARPI Merger, $34.6 million related to the acquisition of properties and $12.1 million of renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $334.7 million, which primarily consisted of cash inflows of net proceeds of borrowings under our credit facility of $438.0 million, partially offset by cash outflows of $76.0 million of repurchases of our Class A common shares. Net increase in cash and cash equivalents during the three months ended March 31, 2016, was $13.8 million.

During the three months ended March 31, 2015, net cash provided by operating activities was $28.9 million, which included inflows of $55.2 million from noncash adjustments to net loss, partially offset by outflows of $18.0 million from other changes in operating assets and liabilities and by a net loss of $8.3 million. Net cash used for investing activities was $373.2 million, which primarily consisted of cash outflows of $295.0 million related to the acquisition of properties and $60.0 million of renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $351.2 million, which primarily consisted of cash inflows of $552.8 million in proceeds from our securitization transaction, partially offset by net repayments of borrowings under our credit facility of $162.0 million. Net increase in cash and cash equivalents during the three months ended March 31, 2015, was $6.9 million.

Credit Facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through June 7, 2016, at which point, any outstanding borrowings will convert to a term loan through September 30, 2018. We are in the process of extending or replacing this credit facility. All borrowings under the credit facility bear interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%. The credit facility is secured by our operating partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of March 31, 2016, and December 31, 2015, the Company was in compliance with all loan covenants. The Company had $438.0 million of borrowings outstanding under the credit facility as of March 31, 2016, compared to no outstanding borrowings under the credit facility at December 31, 2015.

Asset-Backed Securitization

In connection with the Merger with ARPI on February 29, 2016 (see Note 10), the Company assumed a securitization loan (the "ARP 2014-SFR1 securitization”), which involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 2,876 homes held by a special purpose entity, ARP 2014-1 Borrower, LLC (the “Borrower”). The Borrower under the loan is wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner is wholly owned by the operating partnership. The loan, at the time of its origination by ARPI in August 2014, had an original principal amount of $342.2 million and an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. It is comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. Interest on the loan is paid monthly.

The Company consolidates, at the historical cost basis, which was adjusted to fair value at the time of the Merger, the 2,876 properties placed as collateral for the loan and has recorded a $342.1 million asset-backed securitization liability, representing the principal balance outstanding on the loan as of March 31, 2016, net of an unamortized discount of $12.1 million, which is included in asset-backed securitizations, net within the condensed consolidated balance sheets. The 2,876 collateral homes had a net book value of $456.9 million as of March 31, 2016.

We also assumed an interest rate cap agreement in connection with the assumption of the asset-backed securitization loan that has a LIBOR-based strike rate equal to 3.12% for the initial two-year term of the loan, based on ARPI’s issuance date of the loan in August 2014, to hedge against interest rate fluctuations. The fair value of the interest rate cap agreement is estimated to be zero as of March 31, 2016.

Exchangeable Senior Notes, Net

In connection with the Merger with ARPI on February 29, 2016 (see Note 10), the Company assumed 3.25% exchangeable senior notes due 2018 that have a $115.0 million aggregate principal amount and a fair value at assumption of $112.3 million. The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2016, until the maturity date of November 15, 2018. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from our merger with ARPI. The current exchange rate as of March 31, 2016, was 54.1851 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders. The exchangeable senior notes will be exchangeable for our common shares based on certain triggering events (see Note 6).

The fair value of the exchangeable senior notes, which was calculated using a straight-debt rate of 6.7% at the time of assumption, was $112.3 million, which represents the $115.0 million face value less a discount of $2.7 million, which will be amortized using the effective interest method over the term of the notes. The amount recorded to exchangeable senior notes, net at the time of assumption was $105.3 million, which represents the fair value of $112.3 million, less the fair value of the exchange settlement feature of the notes of $7.0 million, which was recorded in additional paid-in capital. The fair value of the exchange settlement feature will be amortized using the effective interest method over the term of the notes.

As of March 31, 2016, the exchangeable senior notes, net had a balance of $105.6 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $2.6 million and $6.8 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Share Repurchase Program

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. We repurchased and retired 4.9 million of our Class A common shares, on a settlement date basis, at a weighted-average price of $15.40 per share and a total price of $75.9 million during the three months ended March 31, 2016, in accordance with the program. As of March 31, 2016, we had a remaining repurchase authorization of $166.8 million under the program (see Note 8).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Non-GAAP Measures

Core Net Operating Income ("Core NOI")

Core NOI is a supplemental non-GAAP financial measure that we define as rents and fees from single-family properties, net of bad debt expense, less property operating expenses for single-family properties, excluding expenses reimbursed by tenant charge-backs and bad debt expense.

Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our Series E convertible units liability and preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of convertible units, (3) depreciation and amortization, (4) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (5) noncash share-based compensation expense, (6) interest expense, (7) general and administrative expense, (8) other expenses and (9) other revenues.

We consider Core NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

Core NOI should be considered only as a supplement to net income (loss) as a measure of our performance. Core NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Core NOI also should not be used as a substitute for net income (loss) or net cash flows from operating activities (as computed in accordance with GAAP).

The following is a reconciliation of Core NOI to net loss as determined in accordance with GAAP for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net income (loss)	$5,028	$(8,265)
Remeasurement of preferred shares	300	(120)
Remeasurement of Series E units	—	(1,838)
Gain on conversion of Series E units	(11,463)	—
Depreciation and amortization	69,517	53,664
Acquisition fees and costs expensed	5,653	5,908
Noncash share-based compensation expense	870	696
Interest expense	30,977	15,670
General and administrative expense	8,057	6,131
Property operating expenses for vacant single-family properties (1)	—	5,278
Other expenses	1,253	694
Other revenues	(3,985)	(1,365)
Tenant charge-backs	21,016	8,372
Expenses reimbursed by tenant charge-backs	(21,016)	(8,372)
Bad debt expense excluded from operating expenses	1,069	1,271
Bad debt expense included in revenues	(1,069)	(1,271)
Core net operating income	$106,207	$76,453

(1)
Beginning January 1, 2016, property operating expenses for vacant single-family properties has been included in property operating expenses and other has been included in other expenses in the condensed consolidated statements of operations.

FFO / Core FFO / Adjusted FFO attributable to common share and unit holders

FFO attributable to common share and unit holders is a non-GAAP financial measure that we calculate in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales or impairment of real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) noncash interest expense related to acquired debt, (4) noncash gain or loss on conversion of convertible units and (5) noncash fair value adjustments associated with remeasuring our Series E convertible units liability and preferred shares derivative liability to fair value.

Adjusted FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting Core FFO attributable to common share and unit holders for (1) recurring capital expenditures that are necessary to help preserve the value and maintain functionality of our properties and (2) actual leasing costs incurred during the period. As many of our homes are still recently acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized and held for sale properties.

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

We also believe that Core FFO and Adjusted FFO attributable to common share and unit holders, as well as on a per FFO share and unit basis, are helpful to investors as supplemental measures of the operating performance of our Company as they allow investors to compare our operating performance to prior reporting periods without the effect of certain items that, by nature, are not comparable from period to period.

FFO, Core FFO and Adjusted FFO attributable to common share and unit holders are not a substitute for net cash flow provided by operating activities or net income (loss) per share, as determined in accordance with GAAP, as a measure of our liquidity, operating performance or ability to pay dividends. These metrics also are not necessarily indicative of cash available to fund future cash needs. Because other REITs may not compute these measures in the same manner, they may not be comparable among REITs.

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2016 and 2015 (amounts in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(4,377)	$(17,790)
Adjustments:
Noncontrolling interests in the Operating Partnership	3,912	3,869
Net (gain) loss on sale / impairment of single-family properties	(60)	—
Depreciation and amortization of real estate assets	68,162	51,204
FFO attributable to common share and unit holders	$67,637	$37,283
Adjustments:
Acquisition fees and costs expensed	5,653	5,908
Noncash share-based compensation expense	870	696
Noncash interest expense related to acquired debt	576	—
Gain on conversion of Series E units	(11,463)	—
Remeasurement of Series E units	—	(1,838)
Remeasurement of preferred shares	300	(120)
Core FFO attributable to common share and unit holders	$63,573	$41,929
Recurring capital expenditures	(6,017)	(7,785)
Leasing costs	(1,929)	(2,410)
Adjusted FFO attributable to common share and unit holders	$55,627	$31,734

Weighted-average FFO shares and units (1)	273,898,215	265,758,371
Per FFO share and unit:
FFO attributable to common share and unit holders	$0.25	$0.14
Core FFO attributable to common share and unit holders	$0.23	$0.16
Adjusted FFO attributable to common share and unit holders	$0.20	$0.12

(1)
Includes weighted-average common shares and operating partnership units outstanding, including Class A units, which totaled 26,177,307 for the first quarter of 2016 and 14,440,670 for the first quarter of 2015, Series C convertible units, which totaled 19,813,038 for the first quarter of 2016 and 31,085,974 for the first quarter of 2015, Series D convertible units, which totaled 5,913,462 for the first quarter of 2016 and 4,375,000 for the first quarter of 2015, and Series E convertible units, which totaled 2,836,538 for the first quarter of 2016 and 4,375,000 for the first quarter of 2015.

EBITDA / Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. Adjusted EBITDA is a supplemental non-GAAP financial measure calculated by adjusting EBITDA for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) gain or loss on conversion of convertible units and (4) noncash fair value adjustments associated with remeasuring our Series E units liability and preferred shares derivative liability to fair value. We consider Adjusted EBITDA to be a meaningful financial measure of operating performance because it excludes the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income (loss), determined in accordance with GAAP, to Adjusted EBITDA for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended Mar 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net income (loss)	$5,028	$(8,265)
Depreciation and amortization	69,517	53,664
Interest expense	30,977	15,670
EBITDA	$105,522	$61,069

Acquisition fees and costs expensed	5,653	5,908
Noncash share-based compensation expense	870	696
Gain on conversion of Series E units	(11,463)	—
Remeasurement of preferred shares	300	(120)
Remeasurement of Series E units	—	(1,838)
Adjusted EBITDA	$100,882	$65,715

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

As of March 31, 2016 and December 31, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility of $438.0 million and zero, respectively, AH4R 2014-SFR1 securitization of $472.6 million and $473.8 million, respectively, and ARP 2014-SFR-1 securitization of $342.1 million and zero, respectively.  All borrowings under our credit facility bears interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%, the AH4R 2014-SFR1 securitization bears interest at a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%, and the ARP 2014-SFR1 securitization bear interest at an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$10,936	$4,738
Rate decrease of 1% (2)	$(5,897)	$(384)

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of March 31, 2016.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                  Legal Proceedings

The Company currently is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.                         Risk Factors

There have been no material changes to our risk factors from those disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of our outstanding Class A common shares during the three months ended March 31, 2016 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	1,330,900	$15.43	1,330,900	$222,177
February 1, 2016 to February 29, 2016	—	—	—	222,177
March 1, 2016 to March 31, 2016	3,599,883	15.39	3,599,883	166,773
Total	4,930,783	$15.40	4,930,783	$166,773

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. We repurchased and retired approximately 4.9 million of our Class A common shares, on a settlement date basis, during the three months ended March 31, 2016, in accordance with the program. As of March 31, 2016, we had a remaining repurchase authorization of $166.8 million under the program.

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
Date: May 6, 2016

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

2.8‡
Agreement and Plan of Merger by and among American Homes 4 Rent, Sunrise Merger Sub, LLC, American Homes 4 Rent, L.P., OP Merger Sub, LLC, American Residential Properties, Inc., American Residential Properties, O.P., L.P. and American Residential GP, LLC, dated December 3, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 4, 2015)

3.1
Articles of Amendment and Restatement of Declaration of Trust of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

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

4.1
Indenture, dated November 27, 2013, among American Residential OP, L.P., as issuer, American Residential Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to American Residential Properties, Inc.’s Current Report on Form 8-K filed November 27, 2013.)

4.2
First Supplemental Indenture, dated February 29, 2016, among American Homes 4 Rent, ARPI REIT, LLC, American Residential Properties OP, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 4, 2016.)

Exhibit Number	Exhibit Document

4.3
Form of Global Note representing American Residential Properties OP, L.P.’s 3.25% Exchangeable Senior Notes due 2018 (Incorporated by reference to Exhibit 4.1 to American Residential Properties, Inc.’s Current Report on Form 8-K filed November 27, 2013.)

10.1‡
Loan Agreement, dated as of August 26, 2014, between ARP 2014-1 Borrower, LLC, as Borrower, and German American Capital Corporation, as Lender (Incorporated by reference to Exhibit 10.1 to American Residential Properties, Inc.’s Current Report on Form 8-K filed August 28, 2014.)

10.2‡
Registration Rights Agreement, dated November 27, 2013, among American Residential OP, L.P. and American Residential Properties, Inc., and Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, for themselves and the initial purchasers named in the Purchase Agreement filed as Exhibit 1.1 to American Residential Properties, Inc.'s Current Report on Form 8-K, filed with the SEC on November 27, 2013 (incorporated by reference to Exhibit 10.1 to American Residential Properties, Inc.'s Current Report on Form 8-K, filed with the SEC on November 27, 2013.)

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
May 6, 2016

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

/s/ Diana M. Laing

Diana M. Laing
Chief Financial Officer
May 6, 2016

Exhibit 32.1
Certification Pursuant to
18 U.S.C. Section 1350

In connection with the Quarterly Report on Form 10-Q of American Homes 4 Rent (the “Company”) for the quarterly period ended March 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), David P. Singelyn, as Chief Executive Officer and Diana M. Laing, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

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

May 6, 2016

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