Form 10-Q
period 2016-06-30
American Homes 4 Rent
filed 2016-08-05
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

There were 237,740,284 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on August 3, 2016.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Single-family properties:
Land	$1,475,312	$1,229,017
Buildings and improvements	6,450,233	5,469,533
Single-family properties held for sale	131,762	7,432
	8,057,307	6,705,982
Less: accumulated depreciation	(535,648)	(416,044)
Single-family properties, net	7,521,659	6,289,938
Cash and cash equivalents	270,369	57,686
Restricted cash	133,996	111,282
Rent and other receivables, net	19,280	13,936
Escrow deposits, prepaid expenses and other assets	144,376	121,627
Deferred costs and other intangibles, net	16,399	10,429
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,655	120,655
Total assets	$8,252,400	$6,751,219

Liabilities
Credit facility	$142,000	$—
Asset-backed securitizations, net	2,795,777	2,473,643
Exchangeable senior notes, net	106,434	—
Secured note payable	50,295	50,752
Accounts payable and accrued expenses	215,307	154,751
Amounts payable to affiliates	—	4,093
Contingently convertible Series E units liability	—	69,957
Preferred shares derivative liability	63,240	62,790
Total liabilities	3,373,053	2,815,986

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 237,730,284 and 207,235,510 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	2,377	2,072
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2016, and December 31, 2015	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 37,010,000 and 17,060,000 shares issued and outstanding at June 30, 2016, and December 31, 2015	370	171
Additional paid-in capital	4,462,743	3,554,063
Accumulated deficit	(335,684)	(296,865)
Accumulated other comprehensive loss	—	(102)
Total shareholders’ equity	4,129,812	3,259,345

Noncontrolling interest	749,535	675,888
Total equity	4,879,347	3,935,233

Total liabilities and equity	$8,252,400	$6,751,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rents from single-family properties	$193,491	$137,818	$361,486	$258,498
Fees from single-family properties	2,724	2,204	4,921	3,535
Tenant charge-backs	20,253	11,962	41,269	20,334
Other	4,504	1,644	8,489	3,009
Total revenues	220,972	153,628	416,165	285,376

Expenses:
Property operating expenses	95,585	71,439	180,586	130,647
General and administrative expense	7,346	6,276	15,403	12,407
Interest expense	35,481	22,003	66,458	37,673
Noncash share-based compensation expense	983	734	1,853	1,430
Acquisition fees and costs expensed	3,489	4,236	9,142	10,144
Depreciation and amortization	79,604	59,221	149,121	112,885
Other	2,087	840	3,340	1,534
Total expenses	224,575	164,749	425,903	306,720

Gain on conversion of Series E units	—	—	11,463	—
Remeasurement of Series E units	—	2,143	—	3,981
Remeasurement of preferred shares	(150)	580	(450)	700

Net (loss) income	(3,753)	(8,398)	1,275	(16,663)

Noncontrolling interest	(761)	3,730	3,075	7,686
Dividends on preferred shares	7,412	5,569	12,981	11,138

Net loss attributable to common shareholders	$(10,404)	$(17,697)	$(14,781)	$(35,487)

Weighted-average shares outstanding—basic and diluted	238,481,265	211,487,164	228,819,566	211,484,461

Net loss attributable to common shareholders per share—basic and diluted	$(0.04)	$(0.08)	$(0.06)	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(3,753)	$(8,398)	$1,275	$(16,663)
Other comprehensive income:
Unrealized gain on interest rate cap agreement:
Unrealized interest rate cap agreement gain arising during the period	—	30	—	30
Reclassification adjustment for amortization of interest expense included in net (loss) income	62	—	102	—
Unrealized gain on interest rate cap agreement	62	30	102	30

Other comprehensive income	62	30	102	30
Comprehensive (loss) income	(3,691)	(8,368)	1,377	(16,633)
Comprehensive (loss) income attributable to noncontrolling interests	(778)	3,728	3,058	7,684
Dividends on preferred shares	7,412	5,569	12,981	11,138
Comprehensive loss attributable to common shareholders	$(10,325)	$(17,665)	$(14,662)	$(35,455)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2015	207,235,510	$2,072	635,075	$6	17,060,000	$171	$3,554,063	$(296,865)	$(102)	$3,259,345	$675,888	$3,935,233

Share-based compensation	—	—	—	—	—	—	1,853	—	—	1,853	—	1,853

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	123,628	2	—	—	—	—	1,545	—	—	1,547	—	1,547

Issuance of Class A common shares and units in connection with the ARPI merger	36,546,170	365	—	—	—	—	511,281	—	—	511,646	18,814	530,460

Issuance of perpetual preferred shares, net of offering costs of $15,996	—	—	—	—	19,950,000	199	482,527	—	—	482,726	—	482,726

Redemptions of Class A units	40,632	—	—	—	—	—	540	—	—	540	(831)	(291)

Repurchases of Class A common shares	(6,215,656)	(62)	—	—	—	—	(96,036)	—	—	(96,098)	—	(96,098)

Assumption of exchangeable senior notes	—	—	—	—	—	—	6,970	—	—	6,970	—	6,970

Conversion of Series E units to Series D units	—	—	—	—	—	—	—	—	—	—	58,494	58,494

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(12,981)	—	(12,981)	—	(12,981)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,905)	(5,905)
Common shares	—	—	—	—	—	—	—	(24,038)	—	(24,038)	—	(24,038)

Net (loss) income	—	—	—	—	—	—	—	(1,800)	—	(1,800)	3,075	1,275

Total other comprehensive income	—	—	—	—	—	—	—	—	102	102	—	102

Balances at June 30, 2016	237,730,284	$2,377	635,075	$6	37,010,000	$370	$4,462,743	$(335,684)	$—	$4,129,812	$749,535	$4,879,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$1,275	$(16,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149,121	112,885
Noncash amortization of deferred financing costs	5,279	3,500
Noncash amortization of discount on exchangeable senior notes	1,106	—
Noncash amortization of discount on ARP 2014-SFR1 securitization	1,119	—
Noncash share-based compensation	1,853	1,430
Provision for bad debt	2,483	2,785
Gain on conversion of Series E units to Series D units	(11,463)	—
Remeasurement of Series E units	—	(3,981)
Remeasurement of preferred shares	450	(700)
Equity in net income of unconsolidated ventures	261	273
Net loss on sale / impairment of single-family properties	8	—
Net gain on sale of non-performing loans	(1,656)	—
Other changes in operating assets and liabilities:
Rent and other receivables	(6,977)	(5,305)
Restricted cash for resident security deposits	(12,394)	(9,223)
Prepaid expenses and other assets	3,807	2,546
Deferred leasing costs	(4,080)	(5,421)
Accounts payable and accrued expenses	12,071	6,267
Resident security deposit liability	12,370	9,223
Amounts payable to affiliates	(5,250)	6,211
Net cash provided by operating activities	149,383	103,827

Investing activities
Cash paid for single-family properties	(61,966)	(438,689)
Escrow deposits for purchase of single-family properties	(330)	(3,113)
Increase in other restricted cash	(799)	(8,416)
Cash acquired in ARPI merger	15,499	—
Payoff of credit facility assumed in ARPI merger	(350,000)	—
Net proceeds received from sales of single-family properties	15,493	—
Net proceeds received from sales of non-performing loans	16,405	—
Purchase of commercial office building	(20,056)	—
Investment in unconsolidated joint ventures	—	(10,003)
Investments in mortgage financing receivables	—	(7,731)
Distributions from unconsolidated joint ventures, net	5,770	—
Renovations to single-family properties	(17,529)	(93,655)
Other capital expenditures for single-family properties	(12,675)	(15,925)
Net cash used for investing activities	(410,188)	(577,532)

Financing activities
Net proceeds from issuance of Class A common shares	2	—
Net proceeds from issuance of perpetual preferred shares	482,726	—
Proceeds from exercise of stock options	1,682	—
Repurchase of Class A common shares	(96,098)	—
Redemptions of Class A units	(291)	—
Proceeds from asset-backed securitizations	—	552,830
Payments on asset-backed securitizations	(12,762)	(8,557)
Proceeds from credit facility	626,000	628,000
Payments on credit facility	(484,000)	(658,000)
Payments on secured note payable	(457)	(444)
Distributions to noncontrolling interests	(5,905)	(12,108)
Distributions to common shareholders	(24,038)	(21,148)
Distributions to preferred shareholders	(12,981)	(11,138)
Deferred financing costs paid	(390)	(13,860)
Net cash provided by financing activities	473,488	455,575

Net increase (decrease) in cash and cash equivalents	212,683	(18,130)
Cash and cash equivalents, beginning of period	57,686	108,787
Cash and cash equivalents, end of period	$270,369	$90,657

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Supplemental cash flow information
Cash payments for interest	$(58,865)	$(33,431)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions	$(1,345)	$(344)
Accrued distribution to Series C convertible units	$—	$4,698

Merger with ARPI (see Note 10)
Single-family properties	$1,277,253	$—
Cash and cash equivalents	$15,499	$—
Restricted cash	$9,521	$—
Rent and other receivables	$843	$—
Escrow deposits, prepaid expenses and other assets	$35,134	$—
Deferred costs and other intangibles, net	$22,696	$—
Credit facility	$(350,000)	$—
Asset-backed securitization	$(329,703)	$—
Exchangeable senior notes, net	$(112,298)	$—
Accounts payable and accrued expenses	$(38,485)	$—
Class A common shares and units issued	$(530,460)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (the “Company,” “we,” “our” and “us”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of June 30, 2016, the Company held 48,038 single-family properties in 22 states, including 1,582 properties held for sale.

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

Effective January 1, 2016, due to the stabilization of our portfolio and the majority of our properties having been initially leased, vacant single-family properties and other expenses have been reclassified in the condensed consolidated statements of operations, with vacant single-family property operating expenses combined with leased single-family property operating expenses, which are both included in property operating expenses within the condensed consolidated statements of operations, and other expenses reclassified to other expenses within the condensed consolidated statements of operations. This resulted in the reclassification of the $4.5 million and $10.4 million, respectively, of vacant single-family properties and other expenses for the three and six months ended June 30, 2015, with $3.6 million and $8.9 million, respectively, of vacant single-family property operating expenses reclassified to property operating expenses and $0.9 million and $1.5 million, respectively, of other expenses reclassified to other expenses in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), to amend the accounting for credit losses for certain financial instruments by requiring companies to recognize an estimate of expected credit losses as an allowance in order to recognize such losses more timely than under previous guidance that had allowed companies to wait until it was probable such losses had been incurred. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently assessing the impact of the guidance on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on our financial statements.

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

Note 3. Single-Family Properties

Single-family properties, net, consisted of the following as of June 30, 2016, and December 31, 2015 (dollars in thousands):

	June 30, 2016
	Number of properties	Net book value
Leased single-family properties	44,729	$7,110,033
Single-family properties being renovated	183	30,719
Single-family properties being prepared for re-lease	177	27,311
Vacant single-family properties available for lease	1,367	221,834
Single-family properties held for sale	1,582	131,762
Total	48,038	$7,521,659

	December 31, 2015
	Number of properties	Net book value
Leased single-family properties	36,403	$5,895,482
Single-family properties being renovated	476	75,055
Single-family properties being prepared for re-lease	178	28,525
Vacant single-family properties available for lease	1,678	283,444
Single-family properties held for sale	45	7,432
Total	38,780	$6,289,938

Single-family properties, net increased $1.2 billion to $7.5 billion as of June 30, 2016, compared to $6.3 billion as of December 31, 2015, primarily related to the acquisition of 8,936 properties in connection with the Merger with American Residential Properties, Inc. ("ARPI") (see Note 10). Single-family properties, net at June 30, 2016, and December 31, 2015, included $8.0 million and $8.5 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $66.2 million and $53.2 million for the three months ended June 30, 2016 and 2015, respectively, and $127.0 million and $101.9 million for the six months ended June 30, 2016 and 2015, respectively.

Note 4. Rent and Other Receivables

Included in rent and other receivables, net is an allowance for doubtful accounts of $2.7 million and $3.0 million as of June 30, 2016, and December 31, 2015, respectively. Also included in rent and other receivables, net, are non-tenant receivables, which totaled $2.0 million and $1.0 million as of June 30, 2016, and December 31, 2015, respectively.

Note 5. Deferred Costs and Other Intangibles

Deferred costs and other intangibles, net, consisted of the following as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Deferred leasing costs	$12,866	$8,692
Deferred financing costs	12,804	12,454
Intangible assets:
In-place lease values	22,754	152
Trademark	3,100	3,100
Database	2,100	2,100
	53,624	26,498
Less: accumulated amortization	(37,225)	(16,069)
Total	$16,399	$10,429

Deferred costs and other intangibles, net increased $6.0 million to $16.4 million as of June 30, 2016, compared to $10.4 million as of December 31, 2015, primarily related to the acquisition of $22.7 million of in-place leases in connection with the Merger with ARPI (see Note 10).

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $12.3 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively, and $19.8 million and $7.2 million for the six months ended June 30, 2016 and 2015, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs relate to our credit facility. Amortization of deferred financing costs was $0.7 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2016, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2016	$2,682	$1,515	$6,213	$330	$150
2017	745	1,017	1,435	660	300
2018	—	519	9	92	300
2019	—	—	—	—	300
2020	—	—	—	—	132
Total	$3,427	$3,051	$7,657	$1,082	$1,182

Note 6. Debt

The following table presents the Company’s debt as of June 30, 2016, and December 31, 2015 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2016	December 31, 2015
AH4R 2014-SFR1 securitization (2)	2.01%	June 9, 2019	$471,351	$473,755
ARP 2014-SFR1 securitization (3)	2.58%	September 9, 2019	342,115	—
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	504,739	507,305
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	520,468	523,109
AH4R 2015-SFR1 securitization (4)	4.14%	April 9, 2045	546,358	549,121
AH4R 2015-SFR2 securitization (5)	4.36%	October 9, 2045	474,532	476,920
Total asset-backed securitizations			2,859,563	2,530,210
Exchangeable senior notes	3.25%	November 15, 2018	115,000	—
Secured note payable	4.06%	July 1, 2019	50,295	50,752
Credit facility (6)	3.22%	September 30, 2018	142,000	—
Total debt (7)			3,166,858	2,580,962
Unamortized discount on ARP 2014-SFR1 securitization			(11,293)	—
Unamortized discount on exchangeable senior notes			(2,382)	—
Equity component of exchangeable senior notes			(6,184)	—
Deferred financing costs, net (8)			(52,493)	(56,567)
Total debt per balance sheet			$3,094,506	$2,524,395

(1)	Interest rates are as of June 30, 2016. Unless otherwise stated, interest rates are fixed percentages.

(2)
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

(4)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(5)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(6)
The credit facility provides for a borrowing capacity of up to $800.0 million through September 2016 and bears interest at 1-month LIBOR plus 2.75% (3.125% beginning in March 2017). Any outstanding borrowings upon expiration of the credit facility period in September 2016 will become due in September 2018.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, exchangeable senior notes, secured note payable and credit facility as of June 30, 2016, and December 31, 2015.

(8)
Deferred financing costs relate to our AH4R asset-backed securitizations. Amortization of deferred financing costs was $2.1 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $4.1 million and $3.2 million for the six months ended June 30, 2016 and 2015, respectively, which has been included in gross interest, prior to interest capitalization.

Asset-Backed Securitization

In connection with the merger with ARPI on February 29, 2016 (see Note 10), the Company assumed a securitization loan (the "ARP 2014-SFR1 securitization”), which involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 2,875 homes held by a special purpose entity, ARP 2014-1 Borrower, LLC (the “Borrower”). The Borrower under the loan is wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner is wholly owned by the operating partnership. The loan, at the time of its origination by ARPI in August 2014, had an original principal amount of $342.2 million and an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. It is comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. Interest on the loan is paid monthly.

The 2,875 homes securing the loan are substantially similar to the other properties owned by the Company and are leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loan, the Borrower’s properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the Borrower becomes a disqualified property under the terms of the loan, and the Borrower is limited in its ability to incur any additional indebtedness.

The loan is also secured by a security interest in all of the Borrower’s personal property and a pledge of all of the assets of the Equity Owner, including a security interest in its membership interest in the Borrower. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings. The loan requires that we maintain certain covenants, including but not limited to, a minimum debt yield on the collateral pool of properties. We were in compliance with all covenants as of June 30, 2016.

The Company consolidates, at the historical cost basis, which was adjusted to fair value at the time of the merger, the 2,875 properties placed as collateral for the loan and has recognized a $342.1 million asset-backed securitization liability, representing the principal balance outstanding on the loan as of June 30, 2016. The principal outstanding balance is presented net of an unamortized discount of $11.3 million and is included in asset-backed securitizations, net within the condensed consolidated balance sheets. The 2,875 collateral homes had a net book value of $454.7 million as of June 30, 2016.

We also assumed an interest rate cap agreement in connection with the assumption of the asset-backed securitization loan that has a LIBOR-based strike rate equal to 3.12% for the initial two-year term of the loan, based on ARPI’s issuance date of the loan in August 2014, to hedge against interest rate fluctuations. The fair value of the interest rate cap agreement is estimated to be zero as of June 30, 2016.

Exchangeable Senior Notes, Net

In connection with the merger with ARPI on February 29, 2016 (see Note 10), the Company assumed 3.25% exchangeable senior notes due 2018 that have a $115.0 million aggregate principal amount and a fair value at assumption of $112.3 million. The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2016, until the maturity date of November 15, 2018. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from our merger with ARPI. The current exchange rate as of June 30, 2016, was 54.3357 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders.

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

As of June 30, 2016, the exchangeable senior notes, net had a balance of $106.4 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $2.4 million and $6.2 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Credit Facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through September 7, 2016, at which point, any outstanding borrowings will convert to a term loan through September 30, 2018. We are in the process of extending or replacing this credit facility. All borrowings under the credit facility bear interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%. The credit facility is secured by our operating partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all loan covenants. The Company had $142.0 million of borrowings outstanding under the credit facility as of June 30, 2016, compared to no borrowings outstanding under the credit facility at December 31, 2015. In July 2016, the Company paid off the $142.0 million of borrowings that had been outstanding on our credit facility as of June 30, 2016, using proceeds from our 6.35% Series E perpetual preferred share offering.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facility and amortization of deferred financing costs, the discount on the ARP 2014-SFR1 securitization and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gross interest	$35,840	$23,913	$67,453	$44,152
Capitalized interest	(359)	(1,910)	(995)	(6,479)
Interest expense	$35,481	$22,003	$66,458	$37,673

Note 7. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable	$288	$1,173
Accrued property taxes	85,039	46,024
Other accrued liabilities	33,279	26,031
Accrued construction and maintenance liabilities	10,418	11,429
Resident security deposits	70,344	53,819
Prepaid rent	15,939	16,275
Total	$215,307	$154,751

Accounts payable and accrued expenses rose $60.5 million to $215.3 million as of June 30, 2016, compared to $154.8 million as of December 31, 2015, primarily due to increases in accrued property taxes and resident security deposits, which are primarily related to the acquisition of 8,936 properties in connection with the Merger with ARPI (see Note 10).

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

Perpetual Preferred Shares

Perpetual preferred shares represent non-voting preferred equity interests in the Company and entitle holders to a cumulative annual cash dividend equal to 6.5% for Series D cumulative redeemable perpetual preferred shares ("Series D perpetual preferred shares") and 6.35% for Series E cumulative redeemable perpetual preferred shares ("Series E perpetual preferred shares"), which is applied to the liquidation preference at issuance of $25 per share. The Company may, at its option, redeem the perpetual preferred shares for cash, in whole or in part, from time to time, at any time on or after May 24, 2021, for the Series D perpetual preferred shares and June 29, 2021, for the Series E perpetual preferred shares or within 120 days after the occurrence of a change in control at a redemption price equal to the $25 per share liquidation preference, plus any accumulated and unpaid dividends.

During May 2016, the Company issued 10,750,000 6.5% Series D perpetual preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $268.8 million before offering costs of $8.5 million.

During June 2016, the Company issued 9,200,000 6.35% Series E perpetual preferred shares in an underwritten public offering, raising gross proceeds of $230.0 million before offering costs of $7.5 million.

Participating Preferred Shares

As of June 30, 2016, the initial liquidation preference on the Company’s participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company’s outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $460.2 million.

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

Conversion of Series E Convertible Units into Series D Convertible Units

The Series E convertible units represented non-voting equity interests in our operating partnership. Series E convertible units did not participate in any distributions and were convertible into Series D convertible units on February 29, 2016, subject to an earn-out provision based on the level of pro forma annualized EBITDA contribution, as defined, of the Advisor and the Property Manager. The terms of the earn-out provision were met in full and, therefore, the 4,375,000 Series E convertible units were converted into Series D convertible units on a one-for-one basis on February 29, 2016. The fair value of the Series D convertible units was estimated using a Monte Carlo simulation model, which was primarily driven by the most recent trading price of the Company’s Class A common shares into which the Series D convertible units are ultimately convertible. Based on this valuation, the conversion of Series E convertible units into Series D convertible units resulted in a gain of $11.5 million which was recorded in gain on conversion of Series E units within the condensed consolidated statements of operations. As of June 30, 2016, AH LLC owned all of the 8,750,000 outstanding Series D convertible units.

Distributions

Our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares during the quarters ended June 30, 2016 and 2015. Distributions declared on our 5.000% Series A participating preferred shares, 5.000% Series B participating preferred shares and 5.500% Series C participating preferred shares during the quarters ended June 30, 2016 and 2015, totaled $0.3125 per share, $0.3125 per share and $0.34375 per share, respectively. Distributions declared on our 6.5% Series D perpetual preferred shares were for a pro-rated amount of $0.17153 per share during the quarter ended June 30, 2016. Our board of trustees declared distributions that totaled zero and $0.15113 per share on our Series C convertible units during the quarters ended June 30, 2016 and 2015, respectively. Distributions declared on our Series D convertible units totaled $0.035 per unit for the quarter ended June 30, 2016, which represents 70% of distributions declared on Class A units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interest held by AH LLC in units in the Company’s operating partnership. AH LLC owned 45,526,644 and 14,440,670, or approximately 16.0% and 6.5%, of the total 285,176,519 and 222,311,255 Class A units in the operating partnership as of June 30, 2016, and December 31, 2015, respectively. Additionally, AH LLC owned zero and all 31,085,974 of the Series C convertible units and owned all 8,750,000 and 4,375,000 of the Series D convertible units in the operating partnership as of June 30, 2016, and December 31, 2015, respectively. Noncontrolling interest also includes interests held by former ARPI employees in Class A units of the Company's operating partnership, which were issued in connection with the merger with ARPI in February 2016. Former ARPI Class A unit holders owned 1,284,516, or approximately 0.5% of the total 285,176,519 Class A units in the operating partnership as of June 30, 2016. Also included in noncontrolling interest is the outside ownership interest in a consolidated subsidiary of the Company.

Noncontrolling interest as reflected in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2016, totaled a net loss of $0.8 million and net income of $3.1 million, respectively, which consisted of zero and $3.0 million, respectively, of preferred income allocated to Series C convertible units prior to their conversion into Class A units on February 28, 2016, $0.6 million of net loss and $0.2 million of net income, respectively, allocated to Class A units, zero and $0.1 million, respectively, of net income allocated to Series D convertible units and $0.2 million of net loss allocated to the noncontrolling interest in a consolidated subsidiary of the Company. Noncontrolling interest for the three and six months ended June 30, 2015, totaled $3.7 million and $7.7 million, respectively, which consisted of $4.7 million and $9.4 million, respectively, of preferred income allocated to Series C convertible units, $0.8 million and $1.6 million, respectively, of net loss allocated to Class A units and $0.2 million and $0.1 million, respectively, of net loss allocated to noncontrolling interests in certain of the Company’s consolidated subsidiaries.

2012 Equity Incentive Plan

During the six months ended June 30, 2016 and 2015, the Company granted stock options for 698,000 and 588,500 Class A common shares, respectively, and 74,100 and 44,000 restricted stock units, respectively, to certain employees of the Company under the 2012 Equity Incentive Plan (the “Plan”). The options and restricted stock units granted during the six months ended June 30, 2016 and 2015, vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2016 and 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2015	2,165,000	$16.17	8.8	$1,890
Granted	588,500	16.49
Exercised	—	—		—
Forfeited	(125,500)	16.57
Options outstanding at June 30, 2015	2,628,000	$16.23	8.5	$535
Options exercisable at June 30, 2015	661,250	$15.93	7.7	$274

Options outstanding at January 1, 2016	2,484,400	$16.22	8.0	$1,225
Granted	698,000	14.04
Exercised	(105,750)	15.92		298
Forfeited	(95,650)	16.35
Options outstanding at June 30, 2016	2,981,000	$15.71	7.9	$14,211
Options exercisable at June 30, 2016	1,117,625	$16.07	7.2	$4,934

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the six months ended June 30, 2016 and 2015:

	2016	2015
Weighted-average fair value	$2.81	$4.57
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	27.4%	35.9%
Risk-free interest rate	1.5%	1.9%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the six months ended June 30, 2016 and 2015:

	2016	2015
Restricted stock units at beginning of period	91,650	85,000
Units awarded	74,100	44,000
Units vested	(27,250)	(21,250)
Units forfeited	(3,550)	(7,400)
Restricted stock units at end of the period	134,950	100,350

Total non-cash share-based compensation expense related to stock options and restricted stock units was $1.0 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

Share Repurchase Program

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. In addition, the excess of the purchase price over the par value of shares repurchased is recorded as a reduction to additional paid-in capital. During the six months ended June 30, 2016, we repurchased and retired approximately 6.2 million of our Class A common shares, on a settlement date basis, in accordance with the program at a weighted-average price of $15.44 per share and a total price of $96.0 million. As of June 30, 2016, we had a remaining repurchase authorization of $146.7 million under the program.

Note 9. Related Party Transactions

As of June 30, 2016, and December 31, 2015, AH LLC owned approximately 2.9% and 3.3%, respectively, of our outstanding Class A common shares. On a fully-diluted basis, AH LLC held (including consideration of 635,075 Class B common shares as of June 30, 2016, and December 31, 2015, 45,526,644 and 14,440,670 Class A common units as of June 30, 2016, and December 31, 2015, respectively, zero and 31,085,974 Series C convertible units as of June 30, 2016, and December 31, 2015, respectively, 8,750,000 and 4,375,000 Series D convertible units as of June 30, 2016, and December 31, 2015, respectively, and zero and 4,375,000 Series E convertible units as of June 30, 2016, and December 31, 2015, respectively) an approximate 18.7% and 22.1% interest at June 30, 2016, and December 31, 2015, respectively.

As of June 30, 2016, the Company had a net receivable of $1.2 million due from affiliates primarily related to expense reimbursements due from a joint venture, which was included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of December 31, 2015, the Company had a net payable of $4.1 million payable to affiliates related to declared and unpaid distributions on the Series C units, partially offset by expense reimbursements from affiliates, which was included in amounts payable to affiliates within the condensed consolidated balance sheets.

In June 2014, the Company and the Alaska Permanent Fund Corporation ("APFC") formed a joint venture (the "Alaska Joint Venture II"). As of June 30, 2016, and December 31, 2015, we had contributed $40.0 million to the Alaska Joint Venture II and APFC had contributed $160.0 million. During the quarter ended June 30, 2016, the Alaska Joint Venture II paid distributions totaling $6.0 million and $24.0 million to us and APFC, respectively. The Company accounts for its investment in the joint venture under the equity method of accounting as an investment in an unconsolidated subsidiary, which is included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets, as we do not have a majority interest or the ability to control the entity. The Company has a promoted interest in the Alaska Joint Venture II in addition to owning 20% of its equity.

Note 10. Acquisitions

Merger with American Residential Properties, Inc.

On February 29, 2016, the Company completed a merger with ARPI, in which ARPI merged with and into a wholly owned subsidiary of us in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity (the "Merger"). The purpose of this acquisition was to solidify our position as the largest public owner and operator of single-family rental properties, increase scale and achieve operating synergies. ARPI’s portfolio is substantially similar to our own, meets our high quality portfolio standards and the acquisition of their portfolio has allowed us to add density in key markets. As a result of the Merger, each holder of ARPI common stock received 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership received 1.135 Class A units of our operating partnership. We issued 36,546,170 Class A common shares and 1,343,843 Class A units in connection with the Merger, representing 12.7% of the total Class A common shares, Class B common shares and units of our operating partnership, collectively, as of the acquisition date. The equity transaction consideration of $530.5 million was calculated based on the 36,546,170 Class A common shares and 1,343,843 Class A units issued in connection with the Merger valued at the Company’s closing share price on the acquisition date of $14.00 per share. Transaction costs incurred by the Company related to the Merger totaled $7.2 million, of which $1.9 million was incurred during the second quarter of 2016.

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

The following table presents the total revenues and net loss attributable to the Merger that are included in our condensed consolidated statements of operations for the three and six months ended June 30, 2016 (in thousands):

	For the Three Months Ended June 30, 2016	For the Period from February 29, 2016 to June 30, 2016
Total revenues	$34,743	$45,882
Net loss	$(3,056)	$(5,627)

Pro Forma Supplemental Information

The following table presents the Company’s supplemental consolidated pro forma total revenues and net loss as if the Merger had occurred on January 1, 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Pro forma total revenues (1)	$220,972	$185,678	$438,234	$344,928
Pro forma net loss (1)	$(3,753)	$(8,597)	$(17,926)	$(19,308)
Pro forma net loss per share (1)	$(0.04)	$(0.07)	$(0.13)	$(0.15)

(1)	This pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the Merger occurred on January 1, 2015.

Note 11. Earnings per Share

The following table reflects the computation of net loss per share on a basic and diluted basis for the three and six months ended June 30, 2016 and 2015 (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) (numerator):
Net (loss) income	$(3,753)	$(8,398)	$1,275	$(16,663)
Noncontrolling interest	(761)	3,730	3,075	7,686
Dividends on preferred shares	7,412	5,569	12,981	11,138
Net loss attributable to common shareholders	$(10,404)	$(17,697)	$(14,781)	$(35,487)

Weighted-average shares (denominator)	238,481,265	211,487,164	228,819,566	211,484,461

Net loss per share—basic and diluted	$(0.04)	$(0.08)	$(0.06)	$(0.17)

Total weighted-average shares for the three and six months ended June 30, 2016, excludes an aggregate of 95,712,110, and for the three and six months ended June 30, 2015, excludes an aggregate of 74,064,994, of shares or units in our operating partnership, Series A, B and C preferred shares, common shares issuable upon exercise of stock options, and restricted stock units because they were antidilutive.

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

Our credit facility, asset-backed securitizations, exchangeable senior notes and secured note payable are also financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. The following table displays the carrying values and fair values of our debt instruments as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR1 securitization	$471,351	$473,227	$473,755	$472,258
ARP 2014-SFR1 securitization (1)	330,822	330,822	—	—
AH4R 2014-SFR2 securitization	504,739	512,232	507,305	476,952
AH4R 2014-SFR3 securitization	520,468	532,360	523,109	489,448
AH4R 2015-SFR1 securitization	546,358	554,836	549,121	496,673
AH4R 2015-SFR2 securitization	474,532	485,061	476,920	433,633
Total asset-backed securitizations, net (2)	2,848,270	2,888,538	2,530,210	2,368,964
Exchangeable senior notes, net (1)	106,434	106,434	—	—
Secured note payable	50,295	50,351	50,752	48,631
Credit facility (3)	142,000	142,000	—	—
Total debt	$3,146,999	$3,187,323	$2,580,962	$2,417,595

(1)
The ARP 2014-SFR1 securitization and exchangeable senior notes, net are presented net of unamortized discounts. As they were recently acquired in connection with the Merger with ARPI in February 2016, we believe their fair values approximate their carrying values.

(2)	The carrying values of the asset-backed securitizations exclude $52.5 million and $56.6 million of deferred financing costs as of June 30, 2016, and December 31, 2015, respectively.

(3)
As our credit facility bears interest at a floating rate based on an index plus a spread, which is 1-month LIBOR plus 2.75%, and the credit spread is consistent with those demanded in the market for credit facilities with similar risks and maturities, management believes that the carrying value of the credit facility as of June 30, 2016, reasonably approximates fair value, which has been estimated by discounting future cash flows at market rates.

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

The following table sets forth the fair value of our interest rate cap agreement, the contingently convertible Series E units liability and preferred shares derivative liability as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$—	$—	$—

Liabilities:
Preferred shares derivative liability	$—	$—	$63,240	$63,240

	December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Interest rate cap agreement	$—	$—	$—	$—

Liabilities:
Contingently convertible Series E units liability	$—	$—	$69,957	$69,957
Preferred shares derivative liability	$—	$—	$62,790	$62,790

The following table presents changes in the fair values of our Level 3 financial instruments, consisting of our contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 (in thousands):

Description	January 1, 2016	Issuances	Conversions	Remeasurement included in earnings	June 30, 2016
Liabilities:
Contingently convertible Series E units liability	$69,957	$—	$(69,957)	$—	$—
Preferred shares derivative liability	$62,790	$—	$—	$450	$63,240

Description	January 1, 2015	Issuances	Conversions	Remeasurement included in earnings	June 30, 2015
Liabilities:
Contingently convertible Series E units liability	$72,057	$—	$—	$(3,981)	$68,076
Preferred shares derivative liability	$57,960	$—	$—	$(700)	$57,260

Changes in inputs or assumptions used to value the preferred shares derivative liability may have a material impact on the resulting valuation.

Note 15. Subsequent Events

Credit Facility

In July 2016, the Company paid off the $142.0 million of borrowings that had been outstanding on our credit facility as of June 30, 2016, using proceeds from our 6.35% Series E perpetual preferred share offering.

Subsequent Dispositions

From July 1, 2016, through July 31, 2016, we disposed of 180 properties for aggregate net proceeds of approximately $14.0 million. These dispositions are primarily related to properties obtained through the ARPI merger that had been classified as held for sale as they did not meet our portfolio criteria.

Subsequent Acquisitions

From July 1, 2016, through July 31, 2016, we acquired 157 properties for an aggregate purchase price of approximately $32.9 million.

Declaration of Dividends

On August 2, 2016, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on September 30, 2016, to shareholders of record on September 15, 2016, and $0.05 per Class B common share payable on September 30, 2016, to shareholders of record on September 15, 2016. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company’s 5.000% Series A participating preferred shares payable on September 30, 2016, to shareholders of record on September 15, 2016, $0.3125 per share on the Company’s 5.000% Series B participating preferred shares payable on September 30, 2016, to shareholders of record on September 15, 2016, $0.34375 per share on the Company’s 5.500% Series C participating preferred shares payable on September 30, 2016, to shareholders of record on September 15, 2016, $0.40625 per share on the Company’s 6.5% Series D perpetual preferred shares payable on September 30, 2016, to shareholders of record on September 15, 2016 and $0.405690 per share on the Company’s 6.35% Series E perpetual preferred shares payable on September 30, 2016, to shareholders of record on September 15, 2016.

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

As of June 30, 2016, we owned 48,038 single-family properties, in selected sub-markets of MSAs in 22 states, including 1,582 properties held for sale, of which 1,288 properties were former ARPI properties, compared to 38,780 single-family properties in 22 states, including 45 properties held for sale, as of December 31, 2015, and 37,491 single-family properties in 22 states, including 44 properties held for sale, as of June 30, 2015. As of June 30, 2016, 44,729, or 96.3%, of our total properties (excluding held for sale properties) were leased, compared to 36,403, or 94.0%, of our total properties (excluding held for sale properties) as of December 31, 2015, and 34,903, or 93.2%, of our total properties (excluding held for sale properties) as of June 30, 2015. As of June 30, 2016, our portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of June 30, 2016:

Market	Number of Single-family Properties (1)	% of Total Single-family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,346	9.4%	$161,010	2,120	12.7	2014
Atlanta, GA	3,891	8.4%	162,923	2,108	15.5	2014
Houston, TX	3,155	6.8%	162,097	2,114	10.6	2014
Indianapolis, IN	2,901	6.2%	150,828	1,933	13.7	2013
Phoenix, AZ	2,783	6.0%	160,942	1,814	13.8	2014
Charlotte, NC	2,734	5.9%	172,017	2,017	13.0	2014
Nashville, TN	2,350	5.1%	196,266	2,084	12.0	2014
Greater Chicago area, IL and IN	2,068	4.5%	179,972	1,898	15.0	2013
Cincinnati, OH	1,953	4.2%	171,777	1,846	14.1	2013
Raleigh, NC	1,834	3.9%	175,353	1,844	11.8	2014
All Other (2)	18,441	39.6%	175,382	1,893	13.4	2014
Total / Average	46,456	100.0%	$170,603	1,958	13.3	2014

(1)	Excludes 1,582 held for sale properties as of June 30, 2016.

(2)	Represents 32 markets in 19 states.

The following table summarizes certain key leasing metrics as of June 30, 2016:

	Total Single-family Properties (1)
Market	Leased Percentage (2)	Occupancy Percentage (2)	Avg. Contractual Monthly Rent Per Property (2)	Avg. Original Lease Term (months) (2)	Avg. Remaining Lease Term (months) (2)
Dallas-Fort Worth, TX	97.1%	95.5%	$1,587	12.1	9.8
Atlanta, GA	94.8%	93.8%	1,383	12.0	9.7
Houston, TX	95.1%	93.0%	1,579	12.2	9.6
Indianapolis, IN	95.9%	93.8%	1,311	13.0	9.8
Phoenix, AZ	98.5%	97.0%	1,158	12.4	10.3
Charlotte, NC	97.3%	96.1%	1,427	12.1	9.4
Nashville, TN	98.1%	97.2%	1,584	12.1	10.5
Greater Chicago area, IL and IN	96.3%	95.1%	1,730	13.2	9.8
Cincinnati, OH	96.9%	95.0%	1,472	12.8	10.1
Raleigh, NC	96.3%	94.3%	1,392	12.0	9.8
All Other (3)	95.9%	94.4%	1,463	12.2	9.6
Total / Average	96.3%	94.8%	$1,461	12.3	9.7

(1)	Leasing information excludes held for sale properties.

(2)	Leased percentage, occupancy percentage, average contractual monthly rent per property, average original lease term and average remaining lease term are reflected as of period end.

(3)	Represents 32 markets in 19 states.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. Our acquisition pace for individually acquired properties has decreased over the past year. During the quarter ended June 30, 2016, our total portfolio increased by 83 homes, including 149 homes acquired through trustee acquisitions, 3 homes acquired through broker acquisitions and net of 69 homes sold or rescinded, of which 28 properties were former ARPI properties.

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

As our total portfolio occupancy continues to stabilize, our ability to maintain and grow revenues will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. The average increase in rent for renewals was 4.1% and 2.4%, respectively, and the average increase in rent for re-leases was 7.5% and 4.6%, respectively, for the three months ended June 30, 2016 and 2015. Based on our Same-Home population of properties, we experienced retention rates of 69.5% and 68.6%, respectively, for the three months ended June 30, 2016 and 2015. The average increase in rent for renewals was 4.1% and 2.9%, respectively, and the average increase in rent for re-leases was 6.3% and 3.1%, respectively, for the six months ended June 30, 2016 and 2015. Based on our Same-Home population of properties, we experienced retention rates of 68.8% and 69.2%, respectively, for the six months ended June 30, 2016 and 2015.

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

Results of Operations

Net loss attributable to common shareholders decreased to $10.4 million, or $0.04 per basic and diluted share, for the three months ended June 30, 2016, compared to a net loss attributable to common shareholders of $17.7 million, or $0.08 per basic and diluted share, for the three months ended June 30, 2015. This decrease was primarily attributable to higher revenues, partially offset by increases in property operating and depreciation expenses resulting from growth in our property count and a rise in interest expense due to higher outstanding borrowings.

Net loss attributable to common shareholders decreased to $14.8 million, or $0.06 per basic and diluted share, for the six months ended June 30, 2016 from a net loss attributable to common shareholders of $35.5 million, or $0.17 per basic and diluted share, for the six months ended June 30, 2015. This decrease was primarily attributable to higher revenues and a gain on the conversion of Series E convertible units to Series D convertible units, partially offset by increases in property operating and depreciation expenses resulting from growth in our property count and a rise in interest expense due to higher outstanding borrowings.

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

Comparison of the Three Months Ended June 30, 2016, to the Three Months Ended June 30, 2015

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the three months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30, 2016
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$106,057		$58,193		$29,241		$193,491
Fees from single-family properties	1,356		979		389		2,724
Bad debt	(713)		(529)		(172)		(1,414)
Core revenues from single-family properties	106,700		58,643		29,458		194,801

Property operating expenses:
Property tax expense	20,095	18.8%	10,805	18.4%	5,418	18.4%	36,318	18.6%
HOA fees, net of tenant charge-backs	2,001	1.9%	1,136	1.9%	686	2.3%	3,823	2.0%
Maintenance and turnover costs, net of tenant charge-backs	7,539	7.0%	3,964	6.9%	2,571	8.7%	14,074	7.1%
In-house maintenance	726	0.7%	377	0.6%	266	0.9%	1,369	0.7%
Insurance	1,134	1.1%	757	1.3%	370	1.3%	2,261	1.2%
Property management expenses	8,804	8.3%	4,838	8.2%	2,431	8.3%	16,073	8.3%
Core property operating expenses	40,299	37.8%	21,877	37.3%	11,742	39.9%	73,918	37.9%

Core net operating income	$66,401	62.2%	$36,766	62.7%	$17,716	60.1%	$120,883	62.1%

	For the Three Months Ended June 30, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$100,930		$36,888		$—		$137,818
Fees from single-family properties	1,385		819		—		2,204
Bad debt	(1,085)		(429)		—		(1,514)
Core revenues from single-family properties	101,230		37,278		—		138,508

Property operating expenses:
Property tax expense	18,211	18.0%	6,159	16.5%	—	—%	24,370	17.6%
HOA fees, net of tenant charge-backs	2,069	2.0%	856	2.3%	—	—%	2,925	2.1%
Maintenance and turnover costs, net of tenant charge-backs	10,095	10.0%	3,105	8.3%	—	—%	13,200	9.5%
In-house maintenance	—	—%	—	—%	—	—%	—	—%
Insurance	1,174	1.2%	506	1.4%	—	—%	1,680	1.2%
Property management expenses	8,896	8.8%	3,276	8.8%	—	—%	12,172	8.8%
Core property operating expenses	40,445	40.0%	13,902	37.3%	—	—%	54,347	39.2%

Core net operating income	$60,785	60.0%	$23,376	62.7%	$—	—%	$84,161	60.8%

(1)	Includes 25,288 properties that have been stabilized longer than 90 days prior to January 1, 2015.

A reconciliation of Core NOI to net income or loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the three months ended June 30, 2016, increased $5.5 million, or 5.4%, to $106.7 million from $101.2 million for the three months ended June 30, 2015. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,482 per month as of June 30, 2016, compared to $1,433 per month as of June 30, 2015, and to higher average occupancy levels, which increased to 95.7% as of June 30, 2016, from 94.4% as of June 30, 2015.

Non-Same Home and Other Properties

Core property revenues from Non-Same-Home and Other properties were $58.6 million and $37.3 million for the three months ended June 30, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home and Other properties, which rose to 12,811 leased properties for the three months ended June 30, 2016, from 8,962 leased properties for the three months ended June 30, 2015.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs.

Same-Home Properties

Core property operating expenses from Same-Home properties for the three months ended June 30, 2016, decreased $0.1 million, or 0.4%, to $40.3 million from $40.4 million for the three months ended June 30, 2015. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 37.8% for the three months ended June 30, 2016, from 40.0% for the three months ended June 30, 2015. This decrease was primarily attributable to lower maintenance and turnover costs, net of tenant charge-backs, reduced property management expenses and higher core revenues from Same-Home properties.

Non-Same-Home and Other Properties

Core property operating expenses from Non-Same-Home and Other properties were $21.9 million and $13.9 million for the three months ended June 30, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home and Other properties, which rose to 13,166 properties for the three months ended June 30, 2016, from 9,414 properties for the three months ended June 30, 2015.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $7.3 million for the three months ended June 30, 2016, compared to $6.3 million for the same period in 2015. This rise was primarily related to a $0.5 million increase in state taxes related to the growth of our portfolio. Annualized general and administrative expense for the three months ended June 30, 2016, was 0.36% of total quarter-end assets, compared to annualized general and administrative expense of 0.38% of total quarter-end assets for the same period in 2015.

Interest Expense

Interest expense was $35.5 million and $22.0 million for the three months ended June 30, 2016 and 2015, respectively. This increase was primarily due to a rise in aggregate borrowings to $3.1 billion at June 30, 2016, from $2.3 billion at June 30, 2015.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended June 30, 2016, acquisition fees and costs expensed totaled $3.5 million, including $1.9 million of transaction costs related to the ARPI Merger and $1.6 million of other acquisition fees and costs expensed. For the three months ended June 30, 2015, acquisition fees and costs expensed totaled $4.2 million, including $4.1 million of costs associated with purchases of single-family properties and $0.1 million of transaction costs related to portfolio and bulk transactions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $79.6 million and $59.2 million for the three months ended June 30, 2016 and 2015, respectively. This increase was attributable to growth in our average number of depreciable properties.

Comparison of the Six Months Ended June 30, 2016, to the Six Months Ended June 30, 2015

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home properties and total properties for the six months ended June 30, 2016 and 2015 (in thousands):

	For the Six Months Ended June 30, 2016
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties (2)	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$210,543		$111,789		$39,154		$361,486
Fees from single-family properties	2,663		1,801		457		4,921
Bad debt	(1,334)		(957)		(192)		(2,483)
Core revenues from single-family properties	211,872		112,633		39,419		363,924

Property operating expenses:
Property tax expense	39,324	18.6%	20,289	18.0%	7,046	17.9%	66,659	18.3%
HOA fees, net of tenant charge-backs	4,047	1.9%	2,271	2.0%	928	2.4%	7,246	2.0%
Maintenance and turnover costs, net of tenant charge-backs	14,966	7.1%	7,277	6.6%	3,183	8.0%	25,426	7.0%
In-house maintenance	1,224	0.6%	613	0.5%	326	0.8%	2,163	0.6%
Insurance	2,352	1.1%	1,513	1.3%	499	1.3%	4,364	1.2%
Property management expenses	18,071	8.5%	9,596	8.5%	3,309	8.4%	30,976	8.5%
Core property operating expenses	79,984	37.8%	41,559	36.9%	15,291	38.8%	136,834	37.6%

Core net operating income	$131,888	62.2%	$71,074	63.1%	$24,128	61.2%	$227,090	62.4%

	For the Six Months Ended June 30, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties (2)	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$199,837		$58,661		$—		$258,498
Fees from single-family properties	2,218		1,317		—		3,535
Bad debt	(2,189)		(596)		—		(2,785)
Core revenues from single-family properties	199,866		59,382		—		259,248

Property operating expenses:
Property tax expense	35,582	17.8%	9,656	16.3%	—	—%	45,238	17.4%
HOA fees, net of tenant charge-backs	4,186	2.1%	1,483	2.5%	—	—%	5,669	2.2%
Maintenance and turnover costs, net of tenant charge-backs	16,851	8.5%	4,654	7.8%	—	—%	21,505	8.3%
In-house maintenance	—	—%	—	—%	—	—%	—	—%
Insurance	2,684	1.3%	954	1.6%	—	—%	3,638	1.4%
Property management expenses	17,402	8.7%	5,182	8.7%	—	—%	22,584	8.7%
Core property operating expenses	76,705	38.4%	21,929	36.9%	—	—%	98,634	38.0%

Core net operating income	$123,161	61.6%	$37,453	63.1%	$—	—%	$160,614	62.0%

(1)	Includes 25,288 properties that have been stabilized longer than 90 days prior to January 1, 2015.

(2)	Former ARPI properties includes the operating activity of properties acquired through the ARPI Merger from the acquisition date of February 29, 2016, through June 30, 2016.

A reconciliation of Core NOI to net income or loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the six months ended June 30, 2016, increased $12.0 million, or 6.0%, to $211.9 million from $199.9 million for the six months ended June 30, 2015. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,482 per month as of June 30, 2016, compared to $1,433 per month as of June 30, 2015, and to higher average occupancy levels, which increased to 94.9% as of June 30, 2016, from 93.7% as of June 30, 2015.

Non-Same Home and Other Properties

Core property revenues from Non-Same-Home and Other properties were $112.6 million and $59.4 million for the six months ended June 30, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home and Other properties, which rose to 12,636 leased properties for the six months ended June 30, 2016, from 5,568 leased properties for the six months ended June 30, 2015.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs.

Same-Home Properties

Core property operating expenses from Same-Home properties for the six months ended June 30, 2016, increased $3.3 million, or 4.3%, to $80.0 million from $76.7 million for the six months ended June 30, 2015. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 37.8% for the six months ended June 30, 2016, from 38.4% for the six months ended June 30, 2015. This decrease was primarily attributable to lower maintenance and turnover costs, net of charge-backs, as well as to higher core revenues from Same-Home properties.

Non-Same-Home and Other Properties

Core property operating expenses from Non-Same-Home and Other properties were $41.6 million and $21.9 million for the six months ended June 30, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home and Other properties, which rose to 10,495 properties for the six months ended June 30, 2016, from 7,908 properties for the six months ended June 30, 2015.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $15.4 million for the six months ended June 30, 2016, compared to $12.4 million for the same period in 2015. This rise was primarily related to a $1.1 million increase in state taxes related to the growth of our portfolio. Annualized general and administrative expense for the six months ended June 30, 2016 and 2015, was 0.37% of total quarter-end assets.

Interest Expense

Interest expense was $66.5 million and $37.7 million for the six months ended June 30, 2016 and 2015, respectively. This increase was primarily due to a rise in aggregate borrowings to $3.1 billion at June 30, 2016, from $2.3 billion at June 30, 2015.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the six months ended June 30, 2016, acquisition fees and costs expensed totaled $9.1 million, including $5.6 million of transactions costs related to the ARPI Merger and $3.5 million of other acquisition fees and costs expensed. For the six months ended June 30, 2015, acquisition fees and costs expensed totaled $10.1 million, including $9.2 million of costs associated with purchases of single-family properties and $0.9 million of transaction costs related to portfolio and bulk transactions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $149.1 million and $112.9 million for the six months ended June 30, 2016 and 2015, respectively. This increase was attributable to growth in our average number of depreciable properties.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our policies during the three and six months ended June 30, 2016. For a discussion of recent accounting pronouncements, see “Note 2—Significant Accounting Policies.”

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of June 30, 2016, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of June 30, 2016, included cash and cash equivalents of $270.4 million. Additionally, as of June 30, 2016, $142.0 million was outstanding under our credit facility, which provides for maximum borrowings of up to $800.0 million.

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

During the six months ended June 30, 2016, net cash provided by operating activities was $149.4 million, which included inflows of $148.6 million from noncash adjustments to net income and net income of $1.3 million, partially offset by outflows of $0.5 million from other changes in operating assets and liabilities. Net cash used for investing activities was $410.2 million, which primarily consisted of cash outflows of $350.0 million related to the payoff of the credit facility assumed in the ARPI Merger, $62.3 million related to the acquisition of properties, $20.1 million for the purchase of commercial real estate and $17.5 million of renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $473.5 million, which primarily consisted of cash inflows including $482.7 million of net proceeds from the issuance of perpetual preferred shares and $142.0 million of net proceeds from borrowings under our credit facility, partially offset by cash outflows of $96.1 million for repurchases of our Class A common shares. Net increase in cash and cash equivalents during the six months ended June 30, 2016, was $212.7 million.

During the six months ended June 30, 2015, net cash provided by operating activities was $103.8 million, which included inflows of $116.2 million from noncash adjustments to net loss and $4.3 million from other changes in operating assets and liabilities, partially offset by outflows of a net loss of $16.7 million. Net cash used for investing activities was $577.5 million, which primarily consisted of cash outflows of $441.8 million related to the acquisition of properties and $93.7 million of renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $455.6 million, which primarily consisted of cash inflows of $552.8 million in proceeds from the AH4R 2015-SFR1 securitization, partially offset by net repayments of borrowings under our credit facility of $30.0 million. Net decrease in cash and cash equivalents during the six months ended June 30, 2015, was $18.1 million.

Credit Facility

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. Borrowings under the credit facility are available through September 7, 2016, at which point, any outstanding borrowings will convert to a term loan through September 30, 2018. We are in the process of extending or replacing this credit facility. All borrowings under the credit facility bear interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%. The credit facility is secured by our operating partnership’s membership interests in entities that own certain of our single-family properties and requires that we maintain certain financial covenants. As of June 30, 2016, and December 31, 2015, the Company was in compliance with all loan covenants. The Company had $142.0 million of borrowings outstanding under the credit facility as of June 30, 2016, compared to no outstanding borrowings under the credit facility at December 31, 2015. In July 2016, the Company paid off the $142.0 million of borrowings that had been outstanding on our credit facility as of June 30, 2016, using proceeds from our 6.35% Series E perpetual preferred share offering.

Asset-Backed Securitization

In connection with the Merger with ARPI on February 29, 2016 (see Note 10), the Company assumed a securitization loan (the "ARP 2014-SFR1 securitization”), which involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 2,875 homes held by a special purpose entity, ARP 2014-1 Borrower, LLC (the “Borrower”). The Borrower under the loan is wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner is wholly owned by the operating partnership. The loan, at the time of its origination by ARPI in August 2014, had an original principal amount of $342.2 million and an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. It is comprised of six floating rate components computed monthly based on 1-

month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. Interest on the loan is paid monthly.

The Company consolidates, at the historical cost basis, which was adjusted to fair value at the time of the Merger, the 2,875 properties placed as collateral for the loan and has recognized a $342.1 million asset-backed securitization liability, representing the principal balance outstanding on the loan as of June 30, 2016. The principal outstanding balance is presented net of an unamortized discount of $11.3 million and is included in asset-backed securitizations, net within the condensed consolidated balance sheets. The 2,875 collateral homes had a net book value of $454.7 million as of June 30, 2016.

We also assumed an interest rate cap agreement in connection with the assumption of the asset-backed securitization loan that has a LIBOR-based strike rate equal to 3.12% for the initial two-year term of the loan, based on ARPI’s issuance date of the loan in August 2014, to hedge against interest rate fluctuations. The fair value of the interest rate cap agreement is estimated to be zero as of June 30, 2016.

Exchangeable Senior Notes, Net

In connection with the Merger with ARPI on February 29, 2016 (see Note 10), the Company assumed 3.25% exchangeable senior notes due 2018 that have a $115.0 million aggregate principal amount and a fair value at assumption of $112.3 million. The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2016, until the maturity date of November 15, 2018. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from our merger with ARPI. The current exchange rate as of June 30, 2016, was 54.3357 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders. The exchangeable senior notes will be exchangeable for our common shares based on certain triggering events (see Note 6).

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

As of June 30, 2016, the exchangeable senior notes, net had a balance of $106.4 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $2.4 million and $6.2 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Share Repurchase Program

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. We repurchased and retired 6.2 million of our Class A common shares, on a settlement date basis, at a weighted-average price of $15.44 per share and a total price of $96.0 million during the six months ended June 30, 2016, in accordance with the program. As of June 30, 2016, we had a remaining repurchase authorization of $146.7 million under the program (see Note 8).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Non-GAAP Measures

Core Net Operating Income ("Core NOI"), Same-Home Core NOI and Same-Home Core NOI after capital expenditures

Core NOI and Same-Home Core NOI are supplemental non-GAAP financial measures that we define as rents and fees from single-family properties, net of bad debt expense, less property operating expenses for single-family properties, excluding expenses reimbursed by tenant charge-backs and bad debt expense. A property is classified as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison. A property is removed from Same-Home if it has been classified as held for sale or has been taken out of service as a result of a casualty loss. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days.

Core NOI and Same-Home Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our Series E convertible units liability and preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of convertible units, (3) depreciation and amortization, (4) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (5) noncash share-based compensation expense, (6) interest expense, (7) general and administrative expense, (8) other expenses and (9) other revenues. We further adjust Same-Home Core NOI by subtracting capital expenditures to calculate Same-Home Core NOI after capital expenditures, which we believe is a meaningful supplemental non-GAAP financial measure because it more fully reflects our operating performance after the impact of all property-level expenditures, regardless of whether they are capitalized or expensed.

We consider Core NOI, Same-Home Core NOI and Same-Home Core NOI after capital expenditures to be meaningful financial measures because we believe they are helpful to investors in understanding the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

Core NOI, Same-Home Core NOI and Same-Home Core NOI after capital expenditures should be considered only as supplements to net income (loss) as a measure of our performance. Core NOI, Same-Home Core NOI and Same-Home Core NOI after capital expenditures should not be used as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Core NOI, Same-Home Core NOI and Same-Home Core NOI after capital expenditures also should not be used as substitutes for net income (loss) or net cash flows from operating activities (as computed in accordance with GAAP).

The following is a reconciliation of Core NOI, Same-Home Core NOI and Same-Home Core NOI after capital expenditures to net loss attributable to common shareholders as determined in accordance with GAAP for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(10,404)	$(17,697)	$(14,781)	$(35,487)
Dividends on preferred shares	7,412	5,569	12,981	11,138
Noncontrolling interest	(761)	3,730	3,075	7,686
Net (loss) income	(3,753)	(8,398)	1,275	(16,663)
Remeasurement of preferred shares	150	(580)	450	(700)
Remeasurement of Series E units	—	(2,143)	—	(3,981)
Gain on conversion of Series E units	—	—	(11,463)	—
Depreciation and amortization	79,604	59,221	149,121	112,885
Acquisition fees and costs expensed	3,489	4,236	9,142	10,144
Noncash share-based compensation expense	983	734	1,853	1,430
Interest expense	35,481	22,003	66,458	37,673
General and administrative expense	7,346	6,276	15,403	12,407
Property operating expenses for vacant single-family properties (1)	—	3,616	—	8,894
Other expenses	2,087	840	3,340	1,534
Other revenues	(4,504)	(1,644)	(8,489)	(3,009)
Tenant charge-backs	20,253	11,962	41,269	20,334
Expenses reimbursed by tenant charge-backs	(20,253)	(11,962)	(41,269)	(20,334)
Bad debt expense excluded from operating expenses	1,414	1,514	2,483	2,785
Bad debt expense included in revenues	(1,414)	(1,514)	(2,483)	(2,785)
Core net operating income	120,883	84,161	227,090	160,614
Less: Non-Same-Home core net operating income	54,482	23,376	95,202	37,453
Same-Home core net operating income	66,401	60,785	131,888	123,161
Same-Home capital expenditures	4,837	7,161	8,165	13,111
Same-Home core net operating income after capital expenditures	$61,564	$53,624	$123,723	$110,050

(1)
Beginning January 1, 2016, property operating expenses for vacant single-family properties have been included in property operating expenses and other expenses have been included in other expenses in the condensed consolidated statements of operations.

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

We present FFO attributable to common share and unit holders, as well as on a per FFO share and unit basis, because we consider this metric to be an important measure of the performance of real estate companies, as do many analysts in evaluating the Company. We believe that FFO attributable to common share and unit holders is a helpful measure of a REIT’s performance since this metric excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time. We believe that real estate values fluctuate due to market conditions and in response to inflation.

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

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(10,404)	$(17,697)	$(14,781)	$(35,487)
Adjustments:
Noncontrolling interests in the Operating Partnership	(616)	3,861	3,296	7,730
Net loss on sale / impairment of single-family properties	68	—	8	—
Depreciation and amortization of real estate assets	78,216	56,866	146,378	108,070
FFO attributable to common share and unit holders	$67,264	$43,030	$134,901	$80,313
Adjustments:
Acquisition fees and costs expensed	3,489	4,236	9,142	10,144
Noncash share-based compensation expense	983	734	1,853	1,430
Noncash interest expense related to acquired debt	1,649	—	2,225	—
Gain on conversion of Series E units	—	—	(11,463)	—
Remeasurement of Series E units	—	(2,143)	—	(3,981)
Remeasurement of preferred shares	150	(580)	450	(700)
Core FFO attributable to common share and unit holders	$73,535	$45,277	$137,108	$87,206
Recurring capital expenditures	(8,755)	(10,200)	(14,772)	(17,985)
Leasing costs	(2,151)	(3,011)	(4,080)	(5,421)
Adjusted FFO attributable to common share and unit holders	$62,629	$32,066	$118,256	$63,800

Per FFO share and unit:
FFO attributable to common share and unit holders	$0.23	$0.16	$0.48	$0.30
Core FFO attributable to common share and unit holders	$0.25	$0.17	$0.48	$0.33
Adjusted FFO attributable to common share and unit holders	$0.21	$0.12	$0.42	$0.24

Weighted-average FFO shares and units:
Common shares outstanding	238,481,265	211,487,164	228,819,566	211,484,461
Class A units	46,812,904	14,440,670	36,489,875	14,440,670
Series C units	—	31,085,974	9,906,519	31,085,974
Series D units	8,750,000	4,375,000	7,331,731	4,375,000
Series E units	—	4,375,000	1,418,269	4,375,000
Total weighted-average FFO shares and units	294,044,169	265,763,808	283,965,960	265,761,105

EBITDA / Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. Adjusted EBITDA is a supplemental non-GAAP financial measure calculated by adjusting EBITDA for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) gain or loss on conversion of convertible units and (4) noncash fair value adjustments associated with remeasuring our Series E convertible units liability and preferred shares derivative liability to fair value. We consider Adjusted EBITDA to be a meaningful financial measure of operating performance because it excludes the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(10,404)	$(17,697)	$(14,781)	$(35,487)
Dividends on preferred shares	7,412	5,569	12,981	11,138
Noncontrolling interest	(761)	3,730	3,075	7,686
Net (loss) income	(3,753)	(8,398)	1,275	(16,663)
Interest expense	35,481	22,003	66,458	37,673
Depreciation and amortization	79,604	59,221	149,121	112,885
EBITDA	$111,332	$72,826	$216,854	$133,895

Noncash share-based compensation expense	983	734	1,853	1,430
Acquisition fees and costs expensed	3,489	4,236	9,142	10,144
Gain on conversion of Series E units	—	—	(11,463)	—
Remeasurement of Series E units	—	(2,143)	—	(3,981)
Remeasurement of preferred shares	150	(580)	450	(700)
Adjusted EBITDA	$115,954	$75,073	$216,836	$140,788

ITEM 3.                         Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our credit facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being costlier and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

As of June 30, 2016 and December 31, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facility of $142.0 million and zero, respectively, AH4R 2014-SFR1 securitization of $471.4 million and $473.8 million, respectively, and ARP 2014-SFR-1 securitization of $342.1 million and zero, respectively.  All borrowings under our credit facility bears interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%, the AH4R 2014-SFR1 securitization bears interest at a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%, and the ARP 2014-SFR1 securitization bear interest at a duration-weighted blended interest rate of 1-month LIBOR plus 2.11%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$9,555	$4,738
Rate decrease of 1% (2)	$(3,093)	$(384)

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of June 30, 2016.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                  Legal Proceedings

The Company currently is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.                         Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2015, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC, together with the additional risk factor set forth below.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

There have been no material changes to our risk factors from those disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, except that the following risk factor is added:

The “fast-pay stock” rules could apply if we issue preferred shares in a reopening.

We have, and may continue to have, series of preferred shares outstanding with respect to which we have the ability to issue additional preferred shares of that series without shareholder approval (referred to as a “reopening” of the preferred shares). For example, we have the ability to reopen our Series B participating preferred shares of beneficial interest (“Series B preferred shares”), our Series C participating preferred shares of beneficial interest (“Series C preferred shares”), our Series D cumulative redeemable perpetual preferred shares of beneficial interest, and our Series E cumulative redeemable perpetual preferred shares of beneficial interest. We may issue additional series of preferred shares in the future with the reopening feature.

If we issue preferred shares in a reopening at a price that exceeds the redemption price of such preferred shares by more than a de minimis amount, then those shares could be considered to be “fast-pay stock” under the applicable U.S. Treasury Regulations. Whether those regulations would apply would depend upon all of the facts and circumstances. If (i) the redemption (and conversion) price for the preferred shares issued in a reopening is less than the issue price for such shares and (ii) the Company expects that during the entire period that such shares are redeemable (or subject to conversion) the redemption (or conversion) price will be less than the issue price, it may be difficult to determine whether the fast-pay stock rules would apply. In the case of the Series B and Series C preferred shares, a factor that would need to be considered in the fast-pay stock analysis is whether the amount that the Series B or Series C preferred shares may be redeemed or converted includes the “HPA Adjustment.” The Company believes that, if at the time the Series B or Series C preferred shares are issued in a reopening (i) the redemption (and conversion) price (including any HPA Adjustment) for such shares is equal to or greater than the issue price for such shares and (ii) the Company expects that during the entire period that such shares are redeemable (or subject to conversion) the redemption (or conversion) price (including any HPA Adjustment) will equal or exceed the issue price, it is likely that the fast-pay stock rules would not apply. However, under a facts and circumstances analysis, there can be no assurance that the fast-pay stock rules would not be determined to apply.

If the fast-pay stock rules were determined to apply to the issuance of preferred shares in a reopening, then the consequences could include:

•
The holders of our common shares and other preferred shares (including preferred shares not subject to the fast-pay stock rules) being treated as collectively having acquired from us financial instruments (which may be treated as debt or equity for U.S. federal income tax purposes, depending on the facts) with the same terms as the additional shares of preferred shares being issued, with the result that they will be taxed on payments made on those shares as and when made, even though they will not receive those payments.

•
The holders of the additional shares of preferred shares issued instead having acquired, for U.S. federal income tax purposes, financial instruments (as described above) issued directly to them by the holders of our common shares and other preferred shares in exchange for the price paid for those shares, rather than our shares, with the holders of our common shares and other preferred shares making payments to them with respect to those financial instruments as and when the payments with respect to the additional preferred shares are made.

There is virtually no guidance as to the consequences to the purchasers of the preferred shares in a reopening of payments deemed to be coming to them from the holders of our common shares and other preferred shares with respect to the deemed financial instruments that they purchased from such holders, instead of the payments being considered made by us to them with respect to our preferred shares.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of our outstanding Class A common shares during the three months ended June 30, 2016 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	1,284,873	$15.59	1,284,873	$146,746
May 1, 2016 to May 31, 2016	—	—	—	146,746
June 1, 2016 to June 30, 2016	—	—	—	146,746
Total	1,284,873	$15.59	1,284,873	$146,746

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. We repurchased and retired approximately 1.3 million of our Class A common shares, on a settlement date basis, during the three months ended June 30, 2016, in accordance with the program. As of June 30, 2016, we had a remaining repurchase authorization of $146.7 million under the program.

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
Date: August 5, 2016

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

3.6
Articles Supplementary for American Homes 4 Rent 6.500% Series D Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2016.)

3.7
Articles Supplementary for American Homes 4 Rent 6.350% Series E Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016.)

3.8
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

10.1
Amendment Number Seven, dated as of June 7, 2016, to the Master Loan and Security Agreement dated as of March 7, 2013, among J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as lenders, and American Homes 4 Rent, L.P., and certain subsidiaries of American Homes 4 Rent identified therein as borrowers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2016.)

10.2
Share Purchase Agreement dated May 17, 2016 between American Homes 4 Rent and Tamara Hughes Gustavson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2016.)

10.3	Eleventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2016.)

10.4	Twelfth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2016.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.