Form 10-Q
period 2016-09-30
American Homes 4 Rent
filed 2016-11-04
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

There were 237,796,784 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on November 2, 2016.

American Homes 4 Rent
Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A.”Risk Factors”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Single-family properties:
Land	$1,497,681	$1,229,017
Buildings and improvements	6,542,708	5,469,533
Single-family properties held for sale, net	105,308	7,432
	8,145,697	6,705,982
Less: accumulated depreciation	(600,299)	(416,044)
Single-family properties, net	7,545,398	6,289,938
Cash and cash equivalents	106,308	57,686
Restricted cash	131,367	111,282
Rent and other receivables, net	21,818	13,936
Escrow deposits, prepaid expenses and other assets	120,609	121,627
Deferred costs and other intangibles, net	15,016	10,429
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,317	120,655
Total assets	$8,086,499	$6,751,219

Liabilities
Revolving credit facilities	$75,000	$—
Term loan facility, net	246,575	—
Asset-backed securitizations, net	2,447,898	2,473,643
Exchangeable senior notes, net	107,283	—
Secured note payable	50,065	50,752
Accounts payable and accrued expenses	241,067	154,751
Amounts payable to affiliates	—	4,093
Contingently convertible Series E units liability	—	69,957
Preferred shares derivative liability	65,730	62,790
Total liabilities	3,233,618	2,815,986

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 237,796,784 and 207,235,510 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	2,378	2,072
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2016, and December 31, 2015	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 37,010,000 and 17,060,000 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	370	171
Additional paid-in capital	4,464,792	3,554,063
Accumulated deficit	(368,795)	(296,865)
Accumulated other comprehensive income (loss)	28	(102)
Total shareholders’ equity	4,098,779	3,259,345

Noncontrolling interest	754,102	675,888
Total equity	4,852,881	3,935,233

Total liabilities and equity	$8,086,499	$6,751,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rents from single-family properties	$197,137	$148,815	$558,623	$407,313
Fees from single-family properties	2,898	2,146	7,819	5,681
Tenant charge-backs	30,808	19,881	72,077	40,215
Other	5,214	1,771	12,811	4,780
Total revenues	236,057	172,613	651,330	457,989

Expenses:
Property operating expenses	110,412	85,052	290,998	215,699
General and administrative expense	7,563	6,090	22,966	18,497
Interest expense	32,851	23,866	99,309	61,539
Noncash share-based compensation expense	891	913	2,744	2,343
Acquisition fees and costs expensed	1,757	4,153	10,899	14,297
Depreciation and amortization	75,392	67,800	224,513	180,685
Other	3,142	1,152	6,482	2,686
Total expenses	232,008	189,026	657,911	495,746

Gain on sale of single-family properties, net	11,682	—	12,574	—
Loss on early extinguishment of debt	(13,408)	—	(13,408)	—
Gain on conversion of Series E units	—	—	11,463	—
Remeasurement of Series E units	—	(525)	—	3,456
Remeasurement of preferred shares	(2,490)	(3,000)	(2,940)	(2,300)

Net (loss) income	(167)	(19,938)	1,108	(36,601)

Noncontrolling interest	7,316	3,109	10,391	10,795
Dividends on preferred shares	13,669	5,569	26,650	16,707

Net loss attributable to common shareholders	$(21,152)	$(28,616)	$(35,933)	$(64,103)

Weighted-average shares outstanding—basic and diluted	238,401,343	211,414,368	232,036,802	211,460,840

Net loss attributable to common shareholders per share—basic and diluted	$(0.09)	$(0.14)	$(0.15)	$(0.30)

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(167)	$(19,938)	$1,108	$(36,601)
Other comprehensive income:
Unrealized gain on interest rate cap agreement:
Unrealized interest rate cap agreement gain arising during the period	—	51	—	81
Reclassification adjustment for amortization of interest expense included in net (loss) income	28	—	130	—
Other comprehensive income	28	51	130	81
Comprehensive (loss) income	(139)	(19,887)	1,238	(36,520)
Comprehensive income attributable to noncontrolling interests	7,308	3,106	10,366	10,790
Dividends on preferred shares	13,669	5,569	26,650	16,707
Comprehensive loss attributable to common shareholders	$(21,116)	$(28,562)	$(35,778)	$(64,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2015	207,235,510	$2,072	635,075	$6	17,060,000	$171	$3,554,063	$(296,865)	$(102)	$3,259,345	$675,888	$3,935,233

Share-based compensation	—	—	—	—	—	—	2,744	—	—	2,744	—	2,744

Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	190,128	2	—	—	—	—	2,638	—	—	2,640	—	2,640

Issuance of Class A common shares and units in connection with the Merger	36,546,170	365	—	—	—	—	511,281	—	—	511,646	18,814	530,460

Issuance of perpetual preferred shares, net of offering costs of $15,996	—	—	—	—	19,950,000	199	482,629	—	—	482,828	—	482,828

Redemptions of Class A units	40,632	1	—	—	—	—	503	—	—	504	(903)	(399)

Repurchases of Class A common shares	(6,215,656)	(62)	—	—	—	—	(96,036)	—	—	(96,098)	—	(96,098)

Assumption of exchangeable senior notes	—	—	—	—	—	—	6,970	—	—	6,970	—	6,970

Conversion of Series E units to Series D units	—	—	—	—	—	—	—	—	—	—	58,494	58,494

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(26,650)	—	(26,650)	—	(26,650)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(8,582)	(8,582)
Common shares	—	—	—	—	—	—	—	(35,997)	—	(35,997)	—	(35,997)

Net income (loss)	—	—	—	—	—	—	—	(9,283)	—	(9,283)	10,391	1,108

Total other comprehensive income	—	—	—	—	—	—	—	—	130	130	—	130

Balances at September 30, 2016	237,796,784	$2,378	635,075	$6	37,010,000	$370	$4,464,792	$(368,795)	$28	$4,098,779	$754,102	$4,852,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities
Net income (loss)	$1,108	$(36,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	224,513	180,685
Noncash amortization of deferred financing costs	7,912	5,769
Noncash amortization of discount on exchangeable senior notes	1,955	—
Noncash amortization of discount on ARP 2014-SFR1 securitization	1,744	—
Noncash share-based compensation	2,744	2,343
Provision for bad debt	5,092	5,005
Loss on early extinguishment of debt	13,408	—
Gain on conversion of Series E units to Series D units	(11,463)	—
Remeasurement of Series E units	—	(3,456)
Remeasurement of preferred shares	2,940	2,300
Equity in net (loss) income of unconsolidated ventures	(418)	385
Net gain on sale of single-family properties	(12,574)	—
Loss on impairment of single-family properties	1,467	—
Net gain on resolutions of mortgage loans	(7,205)	—
Other changes in operating assets and liabilities:
Rent and other receivables	(12,110)	(13,071)
Restricted cash for resident security deposits	(12,059)	(10,239)
Prepaid expenses and other assets	(429)	(5,140)
Deferred leasing costs	(6,199)	(7,733)
Accounts payable and accrued expenses	47,920	37,423
Amounts payable to affiliates	(5,425)	(1,721)
Net cash provided by operating activities	242,921	155,949

Investing activities
Cash paid for single-family properties	(187,886)	(552,944)
Change in escrow deposits for purchase of single-family properties	(821)	(2,050)
Change in other restricted cash	1,495	(19,536)
Cash acquired in ARPI merger	15,499	—
Payoff of credit facility in connection with ARPI merger	(350,000)	—
Net proceeds received from sales of single-family properties	71,894	—
Net proceeds received from sales of non-performing loans	44,538	—
Purchase of commercial office buildings	(27,105)	—
Investment in unconsolidated joint ventures	—	(10,003)
Investments in mortgage financing receivables	—	(11,227)
Collections from mortgage financing receivables	17,687	—
Distributions from unconsolidated joint ventures	6,400	—
Renovations to single-family properties	(21,710)	(125,158)
Other capital expenditures for single-family properties	(22,026)	(23,008)
Net cash used for investing activities	(452,035)	(743,926)

Financing activities
Proceeds from issuance of perpetual preferred shares	498,750	—
Payments of perpetual preferred share issuance costs	(15,922)	—
Proceeds from exercise of stock options	2,777	225
Repurchase of Class A common shares	(96,098)	—
Redemptions of Class A units	(399)	—
Proceeds from asset-backed securitizations	—	1,030,559
Payments on asset-backed securitizations	(374,031)	(13,757)
Proceeds from revolving credit facilities	951,000	799,000
Payments on revolving credit facilities	(876,000)	(1,006,000)
Proceeds from term loan facility	250,000	—
Payments on secured note payable	(687)	(664)
Distributions to noncontrolling interests	(8,582)	(18,163)
Distributions to common shareholders	(35,997)	(31,723)
Distributions to preferred shareholders	(26,650)	(16,707)
Deferred financing costs paid	(10,425)	(25,163)
Net cash provided by financing activities	257,736	717,607

Net increase in cash and cash equivalents	48,622	129,630
Cash and cash equivalents, beginning of period	57,686	108,787
Cash and cash equivalents, end of period	$106,308	$238,417

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(87,707)	$(49,368)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$(226)	$531
Accrued distribution to Series C convertible units	$—	$4,698
Repurchase of Class A common shares	$—	$53,778

Merger with ARPI (see Note 10)
Single-family properties	$1,277,253	$—
Restricted cash	$9,521	$—
Rent and other receivables	$843	$—
Escrow deposits, prepaid expenses and other assets	$35,134	$—
Deferred costs and other intangibles, net	$22,696	$—
Credit facility	$(350,000)	$—
Asset-backed securitization	$(329,703)	$—
Exchangeable senior notes, net	$(112,298)	$—
Accounts payable and accrued expenses	$(38,485)	$—
Class A common shares and units issued	$(530,460)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (the “Company,” “we,” “our” and “us”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of September 30, 2016, the Company held 48,153 single-family properties in 22 states, including 1,238 properties held for sale.

From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the “Advisor”) and the leasing, managing and advertising of our properties was overseen and directed by American Homes 4 Rent Management Holdings, LLC (the “Property Manager”), both of which were subsidiaries of American Homes 4 Rent, LLC (“AH LLC”). On June 10, 2013, we acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D units and 4,375,000 Series E units in American Homes 4 Rent, L.P. (the “operating partnership”), therefore internalizing our management including all administrative, financial, property management, marketing and leasing personnel, including executive management. The Company consolidates the Advisor and the Property Manager and the results of these operations are reflected in the condensed consolidated financial statements.

Previously, AH LLC exercised control over the Company through the contractual rights provided to the Advisor through an advisory management agreement. Accordingly, the contribution of certain properties by AH LLC to the Company have been deemed to be transactions between entities under common control, and as such, the accounts relating to the properties contributed have been recorded by us as if they had been acquired by us on the dates such properties were acquired by AH LLC. Accordingly, the condensed consolidated financial statements include AH LLC’s historical carrying values of the properties that had been acquired by AH LLC. Effective August 31, 2016, AH LLC was liquidated and its ownership interests in the operating partnership were distributed to its members.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB"). In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Effective January 1, 2016, due to the stabilization of our portfolio and the majority of our properties having been initially leased, vacant single-family properties and other expenses have been reclassified in the condensed consolidated statements of operations, with vacant single-family property operating expenses combined with leased single-family property operating expenses, which are both included in property operating expenses within the condensed consolidated statements of operations, and other expenses reclassified to other expenses within the condensed consolidated statements of operations. This resulted in the reclassification of the $2.5 million and $13.0 million, respectively, of vacant single-family properties and other expenses for the three and nine months ended September 30, 2015, with $1.4 million and $10.3 million, respectively, of vacant single-family property operating expenses reclassified to property operating expenses and $1.1 million and $2.7 million, respectively, of other expenses reclassified to other expenses in the condensed consolidated statements of operations.

Effective July 1, 2016, due to recently increased volume in the Company's sales of single-family properties, gains and losses from the sales of single-family properties have been included in gain on sale of single-family properties, net within the condensed consolidated statements of operations. Prior period gains and losses from the sales of single-family properties, which were previously included in other revenues have been reclassified to gain on sale of single-family properties, net to conform to the current presentation.

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

Note 3. Single-Family Properties

Single-family properties, net, consisted of the following as of September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Number of properties	Net book value
Leased single-family properties	44,746	$7,072,461
Single-family properties being renovated	406	77,451
Single-family properties being prepared for re-lease	90	15,333
Vacant single-family properties available for lease	1,673	274,845
Single-family properties held for sale, net	1,238	105,308
Total	48,153	$7,545,398

	December 31, 2015
	Number of properties	Net book value
Leased single-family properties	36,403	$5,895,482
Single-family properties being renovated	476	75,055
Single-family properties being prepared for re-lease	178	28,525
Vacant single-family properties available for lease	1,678	283,444
Single-family properties held for sale, net	45	7,432
Total	38,780	$6,289,938

Single-family properties, net increased $1.2 billion to $7.5 billion as of September 30, 2016, compared to $6.3 billion as of December 31, 2015, primarily related to the acquisition of 8,936 properties in connection with the Merger with American Residential Properties, Inc. ("ARPI") (see Note 10). Single-family properties, net at September 30, 2016, and December 31, 2015, included $15.4 million and $8.5 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $67.2 million and $63.9 million for the three months ended September 30, 2016 and 2015, respectively, and $194.2 million and $165.8 million for the nine months ended September 30, 2016 and 2015, respectively.

During the three and nine months ended September 30, 2016, the Company sold 453 and 587 homes, respectively, which generated total net proceeds of $56.2 million and $71.9 million, respectively, and resulted in a net gain on sale of $11.7 million and $12.6 million, respectively. In accordance with ASC 350, Intangibles—Goodwill and Other, the Company allocates a portion of goodwill to the carrying values of its leased properties sold, which results in a reduction to the gain on sale. The amount of goodwill allocated to leased properties sold during the three and nine months ended September 30, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of September 30, 2016, compared to $120.7 million as of December 31, 2015.

Note 4. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $4.5 million and $3.0 million as of September 30, 2016, and December 31, 2015, respectively. Also included in rent and other receivables, net, are non-tenant receivables, which totaled $0.7 million and $1.0 million as of September 30, 2016, and December 31, 2015, respectively.

Note 5. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Deferred leasing costs	$14,985	$8,692
Deferred financing costs	6,520	12,454
Intangible assets:
Value of in-place leases	22,352	152
Trademark	3,100	3,100
Database	2,100	2,100
	49,057	26,498
Less: accumulated amortization	(34,041)	(16,069)
Total	$15,016	$10,429

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $6.9 million and $2.8 million for the three months ended September 30, 2016 and 2015, respectively, and $26.7 million and $10.0 million for the nine months ended September 30, 2016 and 2015, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs relate to our revolving credit facilities. Amortization of deferred financing costs was $0.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2016, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2016	$1,463	$412	$2,222	$165	$75
2017	2,054	1,633	908	660	300
2018	—	1,633	21	92	300
2019	—	1,633	2	—	300
2020	—	1,011	—	—	132
Total	$3,517	$6,322	$3,153	$917	$1,107

Note 6. Debt

The following table presents the Company’s debt as of September 30, 2016, and December 31, 2015 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2016	December 31, 2015
AH4R 2014-SFR1 securitization (2)	2.07%	June 9, 2019	$457,979	$473,755
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	503,093	507,305
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	519,148	523,109
AH4R 2015-SFR1 securitization (3)	4.14%	April 9, 2045	544,861	549,121
AH4R 2015-SFR2 securitization (4)	4.36%	October 9, 2045	473,237	476,920
Total asset-backed securitizations			2,498,318	2,530,210
Exchangeable senior notes	3.25%	November 15, 2018	115,000	—
Secured note payable	4.06%	July 1, 2019	50,065	50,752
Revolving credit facilities (5)	2.38%	August 16, 2020	75,000	—
Term loan facility (6)	2.33%	August 16, 2021	250,000	—
Total debt (7)			2,988,383	2,580,962
Unamortized discount on exchangeable senior notes			(2,134)	—
Equity component of exchangeable senior notes			(5,583)	—
Deferred financing costs, net (8)			(53,845)	(56,567)
Total debt per balance sheet			$2,926,821	$2,524,395

(1)	Interest rates are as of September 30, 2016. Unless otherwise stated, interest rates are fixed percentages.

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

(3)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(4)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(5)
The revolving credit facility that was entered into in August 2016 provides for a borrowing capacity of up to $650.0 million, with a fully extended maturity date of August 2020, and bears interest at a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of September 30, 2016, plus 1-month LIBOR.

(6)
The term loan facility provides for a borrowing capacity of up to $350.0 million, with a fully extended maturity date of August 2021, and bears interest at a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.70% to 1.30%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of September 30, 2016, plus 1-month LIBOR.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, exchangeable senior notes, secured note payable, credit facilities and term loan facility as of September 30, 2016, and December 31, 2015.

(8)
Deferred financing costs relate to our asset-backed securitizations and our term loan facility. Amortization of deferred financing costs was $2.2 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively, and $6.3 million and $5.0 million for the nine months ended September 30, 2016 and 2015, respectively, which has been included in gross interest, prior to interest capitalization.

Asset-Backed Securitization

In connection with the Merger with ARPI on February 29, 2016 (see Note 10), the Company assumed a securitization loan (the "ARP 2014-SFR1 securitization”), which involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 2,875 homes held by a special purpose entity, ARP 2014-1 Borrower, LLC (the “Borrower”). The Borrower under the loan was wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner was wholly owned by the operating partnership. The loan, at the time of its origination by ARPI in August 2014, had an original principal amount of $342.2 million and an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. It was comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. Interest on the loan was paid monthly.

The 2,875 homes securing the loan were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loan, the Borrower’s properties were not generally able to be transferred, sold or otherwise securitized, the Company could have substituted properties only if a property owned by the Borrower became a disqualified property under the terms of the loan, and the Borrower was limited in its ability to incur any additional indebtedness.

The loan was also secured by a security interest in all of the Borrower’s personal property and a pledge of all of the assets of the Equity Owner, including a security interest in its membership interest in the Borrower. The Company provided a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings. The loan required that we maintained certain covenants, including but not limited to, a minimum debt yield on the collateral pool of properties. In September 2016, the Company paid off the ARP 2014-SFR1 asset-backed securitization using available cash and borrowings from our credit facilities, which resulted in a $10.7 million loss on early extinguishment of debt related to the write-off of the discount on the securitization. The payoff of the ARP 2014-SFR1 asset-backed securitization resulted in the release of the 2,875 collateralized homes and $10.1 million of restricted cash for lender requirements.

Exchangeable Senior Notes, Net

In connection with the Merger with ARPI on February 29, 2016 (see Note 10), the Company assumed 3.25% exchangeable senior notes due 2018 that have a $115.0 million aggregate principal amount and a fair value at assumption of $112.3 million. The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2016, until the maturity date of November 15, 2018. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from our merger with ARPI. The current exchange rate as of September 30, 2016, was 54.6381 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders.

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

The fair value of the exchangeable senior notes, which was calculated using a binomial lattice model at the time of assumption, was $112.3 million, which represents the $115.0 million face value less a discount of $2.7 million, which will be amortized using the effective interest method over the term of the notes. The amount recorded to exchangeable senior notes, net at the time of assumption was $105.3 million, which represents the fair value of $112.3 million, less the fair value of the exchange settlement feature of the notes of $7.0 million, which was calculated using a straight-debt rate of 6.7% at the time of assumption. The fair value of the exchange settlement feature was recorded in additional paid-in capital and will be amortized using the effective interest method over the term of the notes.

As of September 30, 2016, the exchangeable senior notes, net had a balance of $107.3 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $2.1 million and $5.6 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Credit Facilities

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution,

which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. All borrowings under the credit facility accrued interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%. The credit facility was secured by our operating partnership’s membership interests in entities that own certain of our single-family properties and required that we maintain certain financial covenants. In July 2016, the Company paid off the $142.0 million of borrowings that had been outstanding on the credit facility as of June 30, 2016, using proceeds from our 6.35% Series E perpetual preferred share offering, and terminated the credit facility in August 2016. The termination of the credit facility resulted in $2.7 million of charges during the quarter ended September 30, 2016, related to deferred financing cost write-offs, that were included in loss on early extinguishment of debt within the condensed consolidated statements of operations.

In August 2016, the Company entered into a $1.0 billion credit agreement providing for a revolving credit facility in an aggregate principal amount of $650.0 million and a delayed draw term loan facility in an aggregate principal amount of $350.0 million. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%. Loans under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate plus a margin ranging from 0.70% to 1.30%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to total asset value in effect from time to time. Based on current credit metrics for LIBOR based borrowings as of September 30, 2016, the revolving credit facility bears interest at 1-month LIBOR plus 1.85%, and the term loan facility bears interest at 1-LIBOR plus 1.80%. The credit agreement includes an accordion feature allowing the revolving credit facility or the term loan facility to be increased to an aggregate amount not to exceed $1.75 billion, subject to certain conditions. The facilities mature on August 16, 2019. No amortization payments are required on the term loan facility prior to the maturity date. The Company has the option to extend the maturity date of the revolving credit facility for up to one year, and has two options to extend the maturity date of the term loan facility for up to one year each, in both cases upon payment of an extension fee. The credit agreement requires that we maintain certain financial covenants. As of September 30, 2016, the Company had $75.0 million of outstanding borrowings against the revolving credit facility, $250.0 million of outstanding borrowings against the term loan facility, net and was in compliance with all loan covenants.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facilities and amortization of deferred financing costs, the discounts on the ARP 2014-SFR1 securitization and exchangeable senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross interest	$33,433	$25,029	$100,886	$69,181
Capitalized interest	(582)	(1,163)	(1,577)	(7,642)
Interest expense	$32,851	$23,866	$99,309	$61,539

Note 7. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable	$—	$1,173
Accrued property taxes	108,102	46,024
Other accrued liabilities	31,096	26,031
Accrued construction and maintenance liabilities	12,661	11,429
Resident security deposits	69,743	53,819
Prepaid rent	19,465	16,275
Total	$241,067	$154,751

Accounts payable and accrued expenses rose $86.3 million to $241.1 million as of September 30, 2016, compared to $154.8 million as of December 31, 2015, primarily due to increases in accrued property taxes and resident security deposits, which are primarily related to the acquisition of 8,936 properties in connection with the Merger with ARPI (see Note 10).

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

Participating Preferred Shares

As of September 30, 2016, the initial liquidation preference on the Company’s participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company’s outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $470.9 million.

Conversion of Series C Convertible Units into Class A Units

The Series C convertible units represented voting equity interests in our operating partnership owned by former AH LLC members. On February 28, 2016, the third anniversary of their original issue date, the 31,085,974 Series C convertible units converted into Class A units on a one-for-one basis in accordance with their terms.

Conversion of Series E Convertible Units into Series D Convertible Units

The Series E convertible units represented non-voting equity interests in our operating partnership. Series E convertible units did not participate in any distributions and were convertible into Series D convertible units on February 29, 2016, subject to an earn-out provision based on the level of pro forma annualized EBITDA contribution, as defined, of the Advisor and the Property Manager. The terms of the earn-out provision were met in full and, therefore, the 4,375,000 Series E convertible units were converted into Series D convertible units on a one-for-one basis on February 29, 2016. The fair value of the Series D convertible units was estimated using a Monte Carlo simulation model, which was primarily driven by the most recent trading price of the Company’s Class A common shares into which the Series D convertible units are ultimately convertible. Based on this valuation, the conversion of Series E convertible units into Series D convertible units resulted in a gain of $11.5 million which was recorded in gain on conversion of Series E units within the condensed consolidated statements of operations. Additionally, the Series E convertible units had a $2.8 million contingent beneficial conversion feature that represents a return to the Series E convertible unit holders in the form of additional noncontrolling interest, calculated as the difference between the estimated fair value of the Series D units and the Class A units at the time of the conversion of the Series E units into Series D units in February 2016. The contingent beneficial conversion feature was recognized when the contingency was met, which occurred when the Series D units converted into Class A units on September 30, 2016.

Conversion of Series D Convertible Units into Class A Units

The Series D convertible units represented non-voting equity interests in our operating partnership owned by former AH LLC members and began participating in distributions, representing 70% of distributions declared on Class A units, 30 months after their issuance. The Series D convertible units were automatically convertible into Class A units on a one-for-one basis only after the later of (1) 30 months after the date of issuance and (2) the earlier of (i) the date on which adjusted funds from operations per Class A common share aggregated to $0.80 or more over four consecutive quarters following the original issuance date of the units and (ii) the date on which the daily closing price of our Class A common shares on the New York Stock Exchange ("NYSE") averaged $18.00 or more for two consecutive quarters following the original issuance date of the units. On September 30, 2016, the above-referenced conversion contingency was met and the 8,750,000 Series D convertible units were converted into Class A units on a one-for-one basis, which resulted in a $4.8 million noncash charge that was included in noncontrolling interest within the condensed consolidated statements of operations. The noncash charge relates to a contingent beneficial conversion feature that represents a return to the Series D convertible unit holders in the form of additional noncontrolling interest, calculated as the difference between the estimated fair value of the Series D units and the Class A units at the time of their respective issuances, which was recognized when the contingency was met.

Distributions

Our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares during the quarters ended September 30, 2016 and 2015. Distributions declared on our 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares during the quarters ended September 30, 2016 and 2015, totaled $0.3125 per share, $0.3125 per share and $0.34375 per share, respectively. Distributions declared on our 6.5% Series D perpetual preferred shares and 6.35% Series E perpetual preferred shares totaled $0.40625 per share and $0.40569 per share, respectively, during the quarter ended September 30, 2016. Distributions declared on our Series C convertible units totaled zero and $0.15113 per unit during the quarters ended September 30, 2016 and 2015, respectively. Distributions declared on our Series D convertible units totaled $0.035 per unit for the quarter ended September 30, 2016, which represents 70% of distributions declared on Class A units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interest held by former AH LLC members in units in the Company’s operating partnership. Former AH LLC members owned 54,276,644 and 14,440,670, or approximately 18.5% and 6.5%, of the total 293,987,819 and 222,311,255 Class A units in the operating partnership as of September 30, 2016, and December 31, 2015, respectively. Additionally, former AH LLC members owned zero and all 31,085,974 of the Series C convertible units and owned zero and all 4,375,000 of the Series D convertible units in the operating partnership as of September 30, 2016, and December 31, 2015, respectively. Noncontrolling interest also includes interests held by former ARPI employees in Class A units of the Company's operating partnership, which were issued in connection with the Merger with ARPI in February 2016. Former ARPI Class A unit holders owned 1,279,316, or approximately 0.4% of the total 293,987,819 Class A units in the operating partnership as of September 30, 2016. Also included in noncontrolling interest is the outside ownership interest in a consolidated subsidiary of the Company.

The following table summarizes the activity that relates to the Company’s noncontrolling interest as reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Preferred income allocated to Series C convertible units	$—	$4,698	$3,027	$14,094
Net (loss) income allocated to Class A units	(27)	(1,575)	108	(3,241)
Net income allocated to Series D convertible units	—	—	133	—
Beneficial conversion feature	7,569	—	7,569	—
Net loss allocated to noncontrolling interests in certain consolidated subsidiaries	(226)	(14)	(446)	(58)
	$7,316	$3,109	$10,391	$10,795

2012 Equity Incentive Plan

During the nine months ended September 30, 2016 and 2015, the Company granted stock options for 708,000 and 588,500 Class A common shares, respectively, and 74,100 and 44,000 restricted stock units, respectively, to certain employees of the Company under the 2012 Equity Incentive Plan (the “Plan”). The options and restricted stock units granted during the nine months ended September 30, 2016 and 2015, vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2016 and 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2015	2,165,000	$16.17	8.8	$1,890
Granted	588,500	16.49
Exercised	(15,000)	15.00		19
Forfeited	(178,500)	16.57
Options outstanding at September 30, 2015	2,560,000	$16.23	8.3	$557
Options exercisable at September 30, 2015	636,250	$15.94	7.7	$273

Options outstanding at January 1, 2016	2,484,400	$16.22	8.0	$1,225
Granted	708,000	14.15
Exercised	(172,250)	16.12		680
Forfeited	(153,150)	16.36
Options outstanding at September 30, 2016	2,867,000	$15.70	7.84	$17,021
Options exercisable at September 30, 2016	1,051,125	$16.04	7.08	$5,885

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the nine months ended September 30, 2016 and 2015:

	2016	2015
Weighted-average fair value	$2.82	$4.57
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	27.3%	35.9%
Risk-free interest rate	1.5%	1.9%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the nine months ended September 30, 2016 and 2015:

	2016	2015
Restricted stock units at beginning of period	91,650	85,000
Units awarded	74,100	44,000
Units vested	(27,250)	(22,000)
Units forfeited	(6,550)	(9,700)
Restricted stock units at end of the period	131,950	97,300

Total non-cash share-based compensation expense related to stock options and restricted stock units was $0.9 million for the three months ended September 30, 2016 and 2015 and $2.7 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Share Repurchase Program

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. In addition, the excess of the purchase price over the par value of shares repurchased is recorded as a reduction to additional paid-in capital. During the nine months ended September 30, 2016, we repurchased and retired approximately 6.2 million of our Class A common shares, on a settlement basis, in accordance with the program at a weighted-average price of $15.44 per share and a total price of $96.0 million.

During the nine months ended September 30, 2015, we repurchased and retired approximately 3.4 million of our Class A common shares, in accordance with the program at a weighted-average price of $15.76 per share and a total price of $53.7 million. As of September 30, 2016, we had a remaining repurchase authorization of $146.7 million under the program.

Secondary Offering

In September 2016, the Alaska Permanent Fund Corporation (the "Selling Shareholder") sold 43.5 million of the Company's Class A common shares at an offering price of $21.75 per share, in a registered offering (the "Secondary Offering"). The Company did not sell any shares in, or receive any proceeds from, the Secondary Offering. The Company incurred approximately $0.2 million of expenses in the third quarter of 2016 related to the Secondary Offering, which were included in acquisition fees and costs expensed within the condensed consolidated statements of operations.

Note 9. Related Party Transactions

As of September 30, 2016, and December 31, 2015, former AH LLC members owned approximately 2.8% and 3.3%, respectively, of our outstanding Class A common shares. On a fully-diluted basis, former AH LLC members held (including consideration of 635,075 Class B common shares as of September 30, 2016, and December 31, 2015, 54,276,644 and 14,440,670 Class A units as of September 30, 2016, and December 31, 2015, respectively, zero and all 31,085,974 Series C convertible units as of September 30, 2016, and December 31, 2015, respectively, zero and all 4,375,000 Series D convertible units as of September 30, 2016, and December 31, 2015, respectively, and zero and all 4,375,000 Series E convertible units as of September 30, 2016, and December 31, 2015, respectively) an approximate 18.6% and 22.1% interest at September 30, 2016, and December 31, 2015, respectively.

As of September 30, 2016, the Company had a net receivable of $1.3 million due from affiliates primarily related to expense reimbursements due from a joint venture, which was included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of December 31, 2015, the Company had a net payable of $4.1 million payable to affiliates related to declared and unpaid distributions on the Series C units, partially offset by expense reimbursements from affiliates, which was included in amounts payable to affiliates within the condensed consolidated balance sheets.

In June 2014, the Company and the Alaska Permanent Fund Corporation ("APFC") formed a joint venture (the "Alaska Joint Venture II"). As of September 30, 2016, and December 31, 2015, we had contributed $40.0 million to the Alaska Joint Venture II and APFC had contributed $160.0 million. During the third quarter of 2016, the Alaska Joint Venture II paid distributions totaling $0.4 million and $1.6 million to us and APFC, respectively. In evaluating the Company's interest in the Alaska Joint Venture II, we concluded that the entity is not a variable interest entity after applying the variable interest model and, therefore, we account for our interest in the Alaska Joint Venture II as an investment in an unconsolidated subsidiary using the equity method of accounting after applying the voting interest model. As of September 30, 2016, the balance of the Company's investment in the Alaska Joint Venture II was $33.3 million, which is included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. The Company has a promoted interest in the Alaska Joint Venture II in addition to owning 20% of its equity.

Note 10. Acquisitions

Merger with American Residential Properties, Inc.

On February 29, 2016, the Company completed a merger with ARPI, in which ARPI merged with and into a wholly owned subsidiary of us in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity (the "Merger"). The purpose of this acquisition was to solidify our position as the largest public owner and operator of single-family rental properties, increase scale and achieve operating synergies. ARPI’s portfolio is substantially similar to our own, meets our high quality portfolio standards and the acquisition of their portfolio has allowed us to add density in key markets. As a result of the Merger, each holder of ARPI common stock received 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership received 1.135 Class A units of our operating partnership. We issued 36,546,170 Class A common shares and 1,343,843 Class A units in connection with the Merger, representing 12.7% of the total Class A common shares, Class B common shares and units of our operating partnership, collectively, as of the acquisition date. The equity transaction consideration of $530.5 million was calculated based on the 36,546,170 Class A common shares and 1,343,843 Class A units issued in connection with the Merger valued at the Company’s closing share price on the acquisition date of $14.00 per share. Transaction costs incurred by the Company related to the Merger totaled $7.7 million, of which $0.5 million was incurred during the third quarter of 2016.

The following table summarizes the preliminary allocation of the estimated fair values of the assets and liabilities acquired as part of the Merger as of the acquisition date (in thousands):

Net assets acquired
Land	$262,396
Buildings and improvements	1,014,857
Cash and cash equivalents	15,499
Restricted cash	9,521
Rent and other receivables	843
Escrow deposits, prepaid expenses and other assets	35,134
In-place leases	22,696
Accounts payable and accrued expenses	(38,485)
Net assets acquired	1,322,461

Debt assumed or extinguished
Credit facility	350,000
Exchangeable senior notes	112,298
Asset-backed securitization	329,703
Total debt assumed or extinguished	792,001

Equity transaction consideration	530,460

Total transaction consideration	$1,322,461

Since the completion of the Merger, the Company has consolidated the 8,936 single-family properties acquired as part of the transaction and the related results of these operations are reflected in the Company’s condensed consolidated financial statements.

The following table presents the total revenues and net income (loss) attributable to the Merger that are included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 (in thousands):

	For the Three Months Ended September 30, 2016	For the Period from February 29, 2016 to September 30, 2016
Total revenues	$37,505	$83,387
Net income (loss)	$2,148	$(3,479)

Pro Forma Supplemental Information

The following table presents the Company’s supplemental consolidated pro forma total revenues and net loss as if the Merger had occurred on January 1, 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Pro forma total revenues (1)	$236,057	$204,580	$674,291	$549,508
Pro forma net loss (1)	$(167)	$(22,958)	$(18,093)	$(42,265)
Pro forma net loss per share (1)	$(0.09)	$(0.13)	$(0.23)	$(0.28)

(1)	This pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the Merger occurred on January 1, 2015.

Note 11. Earnings per Share

The following table reflects the computation of net income (loss) per share on a basic and diluted basis for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(167)	$(19,938)	$1,108	$(36,601)
Noncontrolling interest	7,316	3,109	10,391	10,795
Dividends on preferred shares	13,669	5,569	26,650	16,707
Net loss attributable to common shareholders	$(21,152)	$(28,616)	$(35,933)	$(64,103)
Denominator:
Denominator:
Weighted-average shares	238,401,343	211,414,368	232,036,802	211,460,840

Net loss per share—basic and diluted	$(0.09)	$(0.14)	$(0.15)	$(0.30)

Total weighted-average shares for the three and nine months ended September 30, 2016, excludes an aggregate of 81,898,292 shares or units in our operating partnership, participating preferred shares, common shares issuable upon exercise of stock options, restricted stock units and common shares issuable upon the conversion of our exchangeable senior notes from dilutive securities because they were antidilutive due to the net loss attributable to common shareholders in those periods. Total weighted-average shares for the three and nine months ended September 30, 2015, excludes an aggregate of 73,993,944 shares or units in our operating partnership, participating preferred shares, common shares issuable upon exercise of stock options, and restricted stock units from dilutive securities because they were antidilutive due to the net loss attributable to common shareholders in those periods.

Note 12. Commitments and Contingencies

As of September 30, 2016, and December 31, 2015, we had commitments to acquire 103 and 12 single-family properties, respectively, with an aggregate purchase price of $22.4 million and $1.7 million, respectively.

As of September 30, 2016, the Company had sales in escrow for approximately 445 of our single-family properties for an aggregate selling price of $26.7 million.

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

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

Our credit facilities, term loan facility, asset-backed securitizations, exchangeable senior notes and secured note payable are also financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. The following table displays the carrying values and fair values of our debt instruments as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR1 securitization	$457,979	$460,767	$473,755	$472,258
AH4R 2014-SFR2 securitization	503,093	513,484	507,305	476,952
AH4R 2014-SFR3 securitization	519,148	532,755	523,109	489,448
AH4R 2015-SFR1 securitization	544,861	555,558	549,121	496,673
AH4R 2015-SFR2 securitization	473,237	484,615	476,920	433,633
Total asset-backed securitizations (1)	2,498,318	2,547,179	2,530,210	2,368,964
Exchangeable senior notes, net (2)	107,283	107,283	—	—
Secured note payable	50,065	50,377	50,752	48,631
Revolving credit facilities (3)	75,000	75,000	—	—
Term loan facility (4)	250,000	250,000	—	—
Total debt	$2,980,666	$3,029,839	$2,580,962	$2,417,595

(1)	The carrying values of the asset-backed securitizations exclude $50.4 million and $56.6 million of deferred financing costs as of September 30, 2016, and December 31, 2015, respectively.

(2)
The exchangeable senior notes, net are presented net of unamortized discounts. As they were recently acquired in connection with the Merger with ARPI in February 2016, we believe the fair value approximates the carrying value.

(3)
As our revolving credit facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%, and since this facility was recently entered into in August 2016, management believes that the carrying value of the revolving credit facility as of September 30, 2016, reasonably approximates fair value.

(4)
The carrying value of the term loan facility excludes $3.4 million of deferred financing costs as of September 30, 2016. As our term loan facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.70% to 1.30%, and since this facility was recently entered into in August 2016, management believes that the carrying value of the term loan facility as of September 30, 2016, reasonably approximates fair value.

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

The following table sets forth the fair value of our contingently convertible Series E units liability and preferred shares derivative liability as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Preferred shares derivative liability	$—	$—	$65,730	$65,730

	December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingently convertible Series E units liability	$—	$—	$69,957	$69,957
Preferred shares derivative liability	$—	$—	$62,790	$62,790

The following table presents changes in the fair values of our Level 3 financial instruments, consisting of our contingently convertible series E units liability and preferred shares derivative liability, which are measured on a recurring basis with changes in fair value recognized in remeasurement of Series E units and remeasurement of preferred shares, respectively, in the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

Description	January 1, 2016	Issuances	Conversions	Remeasurement included in earnings	September 30, 2016
Liabilities:
Contingently convertible Series E units liability	$69,957	$—	$(69,957)	$—	$—
Preferred shares derivative liability	$62,790	$—	$—	$2,940	$65,730

Description	January 1, 2015	Issuances	Conversions	Remeasurement included in earnings	September 30, 2015
Liabilities:
Contingently convertible Series E units liability	$72,057	$—	$—	$(3,456)	$68,601
Preferred shares derivative liability	$57,960	$—	$—	$2,300	$60,260

Changes in inputs or assumptions used to value the preferred shares derivative liability may have a material impact on the resulting valuation.

Note 15. Subsequent Events

Credit Facilities

As of October 31, 2016, the outstanding borrowings against the revolving credit facility and term loan facility were $75.0 million and $250.0 million, respectively.

Subsequent Dispositions

From October 1, 2016, through October 31, 2016, we disposed of 36 properties for aggregate net proceeds of approximately $5.7 million.

Subsequent Acquisitions

From October 1, 2016, through October 31, 2016, we acquired 129 properties for an aggregate purchase price of approximately $24.5 million.

Declaration of Dividends

On November 1, 2016, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on December 30, 2016, to shareholders of record on December 15, 2016, and $0.05 per Class B common share payable on December 30, 2016, to shareholders of record on December 15, 2016. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company’s 5.0% Series A participating preferred shares payable on December 30, 2016, to shareholders of record on December 15, 2016, $0.3125 per share on the Company’s 5.0% Series B participating preferred shares payable on December 30, 2016, to shareholders of record on December 15, 2016, $0.34375 per share on the Company’s 5.5% Series C participating preferred shares payable on December 30, 2016, to shareholders of record on December 15, 2016, $0.40625 per share on the Company’s 6.5% Series D perpetual preferred shares payable on December 30, 2016, to shareholders of record on December 15, 2016 and $0.39688 per share on the Company’s 6.35% Series E perpetual preferred shares payable on December 30, 2016, to shareholders of record on December 15, 2016.

Hurricane Matthew

Certain of our properties in the Florida and Carolina markets were impacted by Hurricane Matthew. The Company is assessing potential damages, which are estimated to be approximately $0.6 million to $1.0 million.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a Maryland REIT focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of AH LLC, which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market. Effective August 31, 2016, AH LLC was liquidated and its ownership interests in the operating partnership were distributed to its members.

As of September 30, 2016, we owned 48,153 single-family properties, in selected sub-markets of MSAs in 22 states, including 1,238 properties held for sale, of which 1,060 properties were former ARPI properties, compared to 38,780 single-family properties in 22 states, including 45 properties held for sale, as of December 31, 2015, and 38,377 single-family properties in 22 states, including 46 properties held for sale, as of September 30, 2015. As of September 30, 2016, we had an additional 103 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $22.4 million. As of September 30, 2016, 44,746, or 95.4%, of our total properties (excluding held for sale properties) were leased, compared to 36,403, or 94.0%, of our total properties (excluding held for sale properties) as of December 31, 2015, and 35,617, or 92.9%, of our total properties (excluding held for sale properties) as of September 30, 2015. As of September 30, 2016, our portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of September 30, 2016:

Market	Number of Single-family Properties (1)	% of Total Single-family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,340	9.3%	$161,389	2,121	12.9	2014
Atlanta, GA	3,950	8.4%	163,473	2,109	15.7	2014
Houston, TX	3,153	6.7%	162,284	2,113	10.9	2014
Indianapolis, IN	2,901	6.2%	150,993	1,933	14.0	2013
Phoenix, AZ	2,776	5.9%	161,315	1,813	14.0	2014
Charlotte, NC	2,800	6.0%	173,351	2,024	13.3	2014
Nashville, TN	2,381	5.1%	197,101	2,087	12.3	2014
Greater Chicago area, IL and IN	2,047	4.4%	180,248	1,897	15.1	2013
Cincinnati, OH	1,952	4.2%	171,867	1,846	14.4	2013
Raleigh, NC	1,828	3.9%	175,832	1,845	12.0	2014
All Other (2)	18,787	39.9%	176,514	1,893	13.6	2014
Total / Average	46,915	100.0%	$171,382	1,959	13.5	2014

(1)	Excludes 1,238 held for sale properties as of September 30, 2016.

(2)	Represents 32 markets in 19 states.

The following table summarizes certain key leasing metrics as of September 30, 2016:

	Total Single-family Properties (1)
Market	Leased Percentage (2)	Occupancy Percentage (2)	Avg. Contractual Monthly Rent Per Property (2)	Avg. Original Lease Term (months) (2)	Avg. Remaining Lease Term (months) (2)
Dallas-Fort Worth, TX	97.4%	96.4%	$1,599	12.0	6.8
Atlanta, GA	95.5%	94.7%	1,403	12.0	6.7
Houston, TX	93.5%	92.1%	1,588	12.2	7.2
Indianapolis, IN	94.7%	93.7%	1,317	13.2	7.5
Phoenix, AZ	98.3%	97.2%	1,172	12.4	7.4
Charlotte, NC	95.2%	94.2%	1,447	12.0	6.9
Nashville, TN	95.0%	94.5%	1,601	12.1	7.1
Greater Chicago area, IL and IN	95.7%	94.4%	1,739	13.2	7.7
Cincinnati, OH	95.2%	94.3%	1,481	12.9	7.2
Raleigh, NC	96.0%	95.2%	1,407	12.0	7.1
All Other (3)	94.9%	93.8%	1,477	12.2	6.9
Total / Average	95.4%	94.4%	$1,475	12.3	7.0

(1)	Leasing information excludes held for sale properties.

(2)	Leased percentage, occupancy percentage, average contractual monthly rent per property, average original lease term and average remaining lease term are reflected as of period end.

(3)	Represents 32 markets in 19 states.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. Our acquisition pace for individually acquired properties has decreased over the past year. During the quarter ended September 30, 2016, our total portfolio increased by 115 homes, including 246 homes acquired through trustee acquisitions, 172 homes acquired through bulk acquisitions, 153 homes acquired through broker acquisitions and net of 456 homes sold or rescinded, of which 312 properties were former ARPI properties.

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

As our total portfolio occupancy continues to stabilize, our ability to maintain and grow revenues will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. The average increase in rent for renewals was 3.4% and 3.3%, respectively, and the average increase in rent for re-leases was 5.0% for the three months ended September 30, 2016 and 2015. Based on our Same-Home population of properties, we experienced retention rates of 67.6% and 67.7%, respectively, for the three months ended September 30, 2016 and 2015. The average increase in rent for renewals was 3.8% and 3.0%, respectively, and the average increase in rent for re-leases was 5.8% and 3.8%, respectively, for the nine months ended September 30, 2016 and 2015. Based on our Same-Home population of properties, we experienced retention rates of 68.4% and 69.2%, respectively, for the nine months ended September 30, 2016 and 2015.

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

Property Management Expenses

As we internally manage our portfolio of single-family properties through our proprietary property management platform, we incur costs such as salary expenses for property management personnel, lease expenses and operating costs for property management offices and technology expenses for maintaining the property management platform. As part of developing our property management platform, we have made significant investments in our infrastructure, systems and technology. We believe that these investments will enable the costs of our property management platform to become more efficient over time and as our overall portfolio grows in size.

Seasonality

We believe that our business and related operating results will be impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of tenant move-outs during the late spring and summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets for expenses such as HVAC repairs, turn costs and landscaping expenses during the summer season.

General and Administrative Expense

General and administrative expense primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expenses, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions.

Results of Operations

Net loss attributable to common shareholders was $21.2 million, or $0.09 per basic and diluted share, for the three months ended September 30, 2016, compared to a net loss attributable to common shareholders of $28.6 million, or $0.14 per basic and diluted share, for the three months ended September 30, 2015. This improvement was primarily attributable to higher revenues and a net gain on the sale of single-family properties, partially offset by increases in property operating and depreciation expenses resulting from growth in our property count, a rise in interest expense due to higher outstanding borrowings and a loss on the early extinguishment of debt.

Net loss attributable to common shareholders was $35.9 million, or $0.15 per basic and diluted share, for the nine months ended September 30, 2016, compared to a net loss attributable to common shareholders of $64.1 million, or $0.30 per basic and diluted share, for the nine months ended September 30, 2015. This improvement was primarily attributable to higher revenues, a net gain on the sale of single-family properties and a gain on the conversion of Series E convertible units into Series D convertible units, partially offset by increases in property operating and depreciation expenses resulting from growth in our property count, a rise in interest expense due to higher outstanding borrowings and a loss on the early extinguishment of debt.

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

Comparison of the Three Months Ended September 30, 2016, to the Three Months Ended September 30, 2015

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the three months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30, 2016
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$106,871		$60,516		$29,750		$197,137
Fees from single-family properties	1,516		971		411		2,898
Bad debt	(1,234)		(1,020)		(355)		(2,609)
Core revenues from single-family properties	107,153		60,467		29,806		197,426

Property operating expenses:
Property tax expense	19,656	18.3%	10,768	17.8%	5,548	18.6%	35,972	18.2%
HOA fees, net of tenant charge-backs	2,082	1.9%	1,197	2.0%	752	2.5%	4,031	2.0%
Maintenance and turnover costs, net of tenant charge-backs	8,935	8.4%	4,643	7.6%	2,678	9.0%	16,256	8.3%
In-house maintenance	1,162	1.1%	655	1.1%	332	1.1%	2,149	1.1%
Insurance	1,114	1.0%	733	1.2%	379	1.3%	2,226	1.1%
Property management expenses	8,880	8.3%	5,011	8.3%	2,470	8.3%	16,361	8.3%
Core property operating expenses	41,829	39.0%	23,007	38.0%	12,159	40.8%	76,995	39.0%

Core net operating income	$65,324	61.0%	$37,460	62.0%	$17,647	59.2%	$120,431	61.0%

	For the Three Months Ended September 30, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$101,708		$47,107		$—		$148,815
Fees from single-family properties	1,432		714		—		2,146
Bad debt	(1,584)		(636)		—		(2,220)
Core revenues from single-family properties	101,556		47,185		—		148,741

Property operating expenses:
Property tax expense	18,372	18.1%	9,419	20.0%	—	—%	27,791	18.7%
HOA fees, net of tenant charge-backs	2,056	2.0%	1,064	2.3%	—	—%	3,120	2.1%
Maintenance and turnover costs, net of tenant charge-backs	11,869	11.7%	3,538	7.5%	—	—%	15,407	10.4%
In-house maintenance	—	—%	—	—%	—	—%	—	—%
Insurance	1,309	1.3%	670	1.4%	—	—%	1,979	1.3%
Property management expenses	9,072	8.9%	4,212	8.9%	—	—%	13,284	8.9%
Core property operating expenses	42,678	42.0%	18,903	40.1%	—	—%	61,581	41.4%

Core net operating income	$58,878	58.0%	$28,282	59.9%	$—	—%	$87,160	58.6%

(1)	Includes 25,273 properties that have been stabilized longer than 90 days prior to January 1, 2015.

A reconciliation of Core NOI to net income or loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the three months ended September 30, 2016, increased $5.6 million, or 5.5%, to $107.2 million from $101.6 million for the three months ended September 30, 2015. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,496 per month as of September 30, 2016, compared to $1,443 per month as of September 30, 2015, and to higher average occupancy levels, which increased to 95.2% as of September 30, 2016, from 94.1% as of September 30, 2015.

Non-Same Home and Other Properties

Core property revenues from Non-Same-Home and Other properties were $60.5 million and $47.2 million for the three months ended September 30, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home and Other properties, which rose to 13,135 leased properties for the three months ended September 30, 2016, from 11,191 leased properties for the three months ended September 30, 2015.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs.

Same-Home Properties

Core property operating expenses from Same-Home properties for the three months ended September 30, 2016, decreased $0.9 million, or 2.0%, to $41.8 million from $42.7 million for the three months ended September 30, 2015. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 39.0% for the three months ended September 30, 2016, from 42.0% for the three months ended September 30, 2015. This decrease was primarily attributable to lower maintenance and turnover costs, net of tenant charge-backs, reduced property management expenses, as well as to higher core revenues from Same-Home properties.

Non-Same-Home and Other Properties

Core property operating expenses from Non-Same-Home and Other properties were $23.0 million and $18.9 million for the three months ended September 30, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home and Other properties, which rose to 13,911 properties for the three months ended September 30, 2016, from 12,616 properties for the three months ended September 30, 2015. Non-Same-Home core property operating expenses as a percentage of total Non-Same-Home core revenues from single-family properties decreased to 38.0% for the three months ended September 30, 2016, from 40.1% for the three months ended September 30, 2015. This decrease was primarily attributable to higher core revenues from Non-Same-Home properties.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $7.6 million for the three months ended September 30, 2016, compared to $6.1 million for the same period in 2015. This rise was primarily related to a $0.9 million increase in state taxes related to the growth of our portfolio. Annualized general and administrative expense for the three months ended September 30, 2016, was 0.37% of total quarter-end assets, compared to annualized general and administrative expense of 0.35% of total quarter-end assets for the same period in 2015.

Interest Expense

Interest expense was $32.9 million and $23.9 million for the three months ended September 30, 2016 and 2015, respectively. This increase was primarily due to a rise in aggregate borrowings to $2.9 billion at September 30, 2016, from $2.5 billion at September 30, 2015.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended September 30, 2016, acquisition fees and costs expensed totaled $1.8 million, including $0.5 million of transaction costs related to the ARPI

Merger and $1.3 million of other acquisition fees and costs expensed. For the three months ended September 30, 2015, acquisition fees and costs expensed totaled $4.2 million, including $4.1 million of costs associated with purchases of single-family properties and $0.1 million of transaction costs related to portfolio and bulk transactions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $75.4 million and $67.8 million for the three months ended September 30, 2016 and 2015, respectively. This increase was attributable to growth in our average number of depreciable properties.

Comparison of the Nine Months Ended September 30, 2016, to the Nine Months Ended September 30, 2015

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home properties and total properties for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30, 2016
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties (2)	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$317,261		$172,804		$68,558		$558,623
Fees from single-family properties	4,175		2,784		860		7,819
Bad debt	(2,568)		(1,989)		(535)		(5,092)
Core revenues from single-family properties	318,868		173,599		68,883		561,350

Property operating expenses:
Property tax expense	58,944	18.5%	31,177	18.0%	12,510	18.2%	102,631	18.3%
HOA fees, net of tenant charge-backs	6,124	1.9%	3,483	2.0%	1,670	2.4%	11,277	2.0%
Maintenance and turnover costs, net of tenant charge-backs	23,876	7.6%	11,992	6.9%	5,814	8.4%	41,682	7.4%
In-house maintenance	2,385	0.7%	1,272	0.7%	655	1.0%	4,312	0.8%
Insurance	3,464	1.1%	2,254	1.3%	872	1.3%	6,590	1.2%
Property management expenses	26,938	8.4%	14,580	8.4%	5,819	8.4%	47,337	8.4%
Core property operating expenses	121,731	38.2%	64,758	37.3%	27,340	39.7%	213,829	38.1%

Core net operating income	$197,137	61.8%	$108,841	62.7%	$41,543	60.3%	$347,521	61.9%

	For the Nine Months Ended September 30, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home and Other Properties	% of Revenue	Former ARPI Properties (2)	% of Revenue	Total Properties	% of Revenue
Rents from single-family properties	$301,401		$105,912		$—		$407,313
Fees from single-family properties	3,648		2,033		—		5,681
Bad debt	(3,774)		(1,231)		—		(5,005)
Core revenues from single-family properties	301,275		106,714		—		407,989

Property operating expenses:
Property tax expense	53,924	17.9%	19,105	17.9%	—	—%	73,029	17.9%
HOA fees, net of tenant charge-backs	6,237	2.1%	2,552	2.4%	—	—%	8,789	2.2%
Maintenance and turnover costs, net of tenant charge-backs	28,703	9.5%	8,209	7.7%	—	—%	36,912	9.0%
In-house maintenance	—	—%	—	—%	—	—%	—	—%
Insurance	3,989	1.3%	1,628	1.5%	—	—%	5,617	1.4%
Property management expenses	26,460	8.8%	9,408	8.8%	—	—%	35,868	8.8%
Core property operating expenses	119,313	39.6%	40,902	38.3%	—	—%	160,215	39.3%

Core net operating income	$181,962	60.4%	$65,812	61.7%	$—	—%	$247,774	60.7%

(1)	Includes 25,273 properties that have been stabilized longer than 90 days prior to January 1, 2015.

(2)	Former ARPI properties includes the operating activity of properties acquired through the ARPI Merger from the acquisition date of February 29, 2016, through September 30, 2016.

A reconciliation of Core NOI to net income or loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the nine months ended September 30, 2016, increased $17.6 million, or 5.8%, to $318.9 million from $301.3 million for the nine months ended September 30, 2015. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,496 per month as of September 30, 2016, compared to $1,443 per month as of September 30, 2015, and to higher average occupancy levels, which increased to 95.1% as of September 30, 2016, from 93.9% as of September 30, 2015.

Non-Same Home and Other Properties

Core property revenues from Non-Same-Home and Other properties were $173.6 million and $106.7 million for the nine months ended September 30, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home and Other properties, which rose to 12,834 leased properties for the nine months ended September 30, 2016, from 6,736 leased properties for the nine months ended September 30, 2015.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs.

Same-Home Properties

Core property operating expenses from Same-Home properties for the nine months ended September 30, 2016, increased $2.4 million, or 2.0%, to $121.7 million from $119.3 million for the nine months ended September 30, 2015. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 38.2% for the nine months ended September 30, 2016, from 39.6% for the nine months ended September 30, 2015. This decrease was primarily attributable to lower maintenance and turnover costs, net of charge-backs, reduced property management expenses, as well as to higher core revenues from Same-Home properties.

Non-Same-Home and Other Properties

Core property operating expenses from Non-Same-Home and Other properties were $64.8 million and $40.9 million for the nine months ended September 30, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home and Other properties, which rose to 11,845 properties for the nine months ended September 30, 2016, from 11,453 properties for the nine months ended September 30, 2015. Non-Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 37.3% for the nine months ended September 30, 2016, from 38.3% for the nine months ended September 30, 2015. This decrease was primarily attributable to higher core revenues from Non-Same-Home properties.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $23.0 million for the nine months ended September 30, 2016, compared to $18.5 million for the same period in 2015. This rise was primarily related to a $2.0 million increase in state taxes related to the growth of our portfolio. Annualized general and administrative expense for the nine months ended September 30, 2016, was 0.38% of total quarter-end assets, compared to annualized general and administrative expense of 0.36% of total quarter-end assets for the same period in 2015.

Interest Expense

Interest expense was $99.3 million and $61.5 million for the nine months ended September 30, 2016 and 2015, respectively. This increase was primarily due to a rise in aggregate borrowings to $2.9 billion at September 30, 2016, from $2.5 billion at September 30, 2015.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the nine months ended September 30, 2016, acquisition fees and costs expensed totaled $10.9 million, including $6.1 million of transactions costs related to the ARPI

Merger and $4.8 million of other acquisition fees and costs expensed. For the nine months ended September 30, 2015, acquisition fees and costs expensed totaled $14.3 million, including $13.3 million of costs associated with purchases of single-family properties and $1.0 million of transaction costs related to portfolio and bulk transactions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 5 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $224.5 million and $180.7 million for the nine months ended September 30, 2016 and 2015, respectively. This increase was attributable to growth in our average number of depreciable properties.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our policies during the three and nine months ended September 30, 2016. For a discussion of recent accounting pronouncements, see “Note 2—Significant Accounting Policies.”

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2016, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of September 30, 2016, included cash and cash equivalents of $106.3 million. Additionally, as of September 30, 2016, $75.0 million was outstanding under our revolving credit facility, which provides for maximum borrowings of up to $650.0 million and $250.0 million was outstanding under our term loan facility, which provides for maximum borrowings of up to $350.0 million.

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

We seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), asset-backed securitizations, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, borrowings under our credit facilities and asset-backed securitizations. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income, net of operating expenses and recurring capital expenditures, will generally provide cash flow sufficient to fund our operations and dividend distributions. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

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

During the nine months ended September 30, 2016, net cash provided by operating activities was $242.9 million, which included inflows of $230.1 million from noncash adjustments to net income, $11.7 million from other changes in operating assets and liabilities and net income of $1.1 million. Net cash used for investing activities was $452.0 million, which primarily consisted of cash outflows of $350.0 million related to the payoff of the credit facility in connection with the ARPI Merger, $188.7 million related to the acquisition of properties, $27.1 million for the purchase of commercial real estate and $21.7 million of renovation costs to prepare our properties for rental, partially offset by cash inflows of $71.9 million of net proceeds received from the sales of single-family properties and $44.5 million of net proceeds received from the sales of non-performing loans. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $257.7 million, which primarily consisted of cash inflows including $482.8 million of net proceeds from the issuance of perpetual preferred shares and $325.0 million of net borrowings against our revolving credit facilities and term loan facility, partially offset by cash outflows of $374.0 million for payments on our asset-backed securitizations and $96.1 million for repurchases of our Class A common shares. Net increase in cash and cash equivalents during the nine months ended September 30, 2016, was $48.6 million.

During the nine months ended September 30, 2015, net cash provided by operating activities was $155.9 million, which included inflows of $193.0 million from noncash adjustments to net loss, partially offset by outflows of $0.5 million from other changes in operating assets and liabilities and a net loss of $36.6 million. Net cash used for investing activities was $743.9 million, which primarily consisted of cash outflows of $555.0 million related to the acquisition of properties and $125.2 million of renovation costs to prepare our properties for rental. These costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $717.6 million, which primarily consisted of cash inflows of $1.0 billion in proceeds from our securitization transactions in March 2015 and September 2015, partially offset by net repayments of borrowings under our credit facility of $207.0 million. Net increase in cash and cash equivalents during the nine months ended September 30, 2015, was $129.6 million.

Credit Facilities

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. All borrowings under the revolving credit facility accrued interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%. The revolving credit facility was secured by our operating partnership’s membership interests in entities that own certain of our single-family properties and required that we maintain certain financial covenants. In July 2016, the Company paid off the $142.0 million of borrowings that had been outstanding on the revolving credit facility as of June 30, 2016, using proceeds from our 6.35% Series E perpetual preferred share offering, and terminated the revolving credit facility during August 2016. The termination of the revolving credit facility resulted in $2.7 million of charges during the quarter ended September 30, 2016, related to deferred financing cost write-offs, that were included in early extinguishment of debt within the condensed consolidated statements of operations.

In August 2016, the Company entered into a $1.0 billion credit agreement providing for a revolving credit facility in an aggregate principal amount of $650.0 million and a delayed draw term loan facility in an aggregate principal amount of $350.0 million. The interest rate on the revolving facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 1.75% to

2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%. Loans under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate plus a margin ranging from 0.70% to 1.30%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to total asset value in effect from time to time. Based on current credit metrics for LIBOR based borrowings as of September 30, 2016, the revolving credit facility bears interest at 1-month LIBOR plus 1.85%, and the term loan facility bears interest at 1-LIBOR plus 1.80%. The revolving credit facility and the term loan facility have fully extended maturity dates of August 2020 and August 2021, respectively. The credit agreement requires that we maintain certain financial covenants. As of September 30, 2016, the Company had $75.0 million outstanding borrowings against the revolving credit facility, $250.0 million outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

     Asset-Backed Securitization

In connection with the Merger with ARPI on February 29, 2016 (see Note 10), the Company assumed a securitization loan (the "ARP 2014-SFR1 securitization”), which involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 2,875 homes held by a special purpose entity, ARP 2014-SFR1 Borrower, LLC (the “Borrower”). The Borrower under the loan was wholly owned by another special purpose entity (the “Equity Owner”) and the Equity Owner was wholly owned by the operating partnership. The loan, at the time of its origination by ARPI in August 2014, had an original principal amount of $342.2 million and an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. It was comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. Interest on the loan was paid monthly. In September 2016, the Company paid off the ARP 2014-SFR1 asset-backed securitization using available cash and borrowings from our credit facilities, which resulted in a $10.7 million loss on early extinguishment of debt related to the write-off of the discount on the securitization. The payoff of the ARP 2014-SFR1 asset-backed securitization resulted in the release of the 2,875 collateralized homes and $10.1 million of restricted cash for lender requirements.

Exchangeable Senior Notes, Net

In connection with the Merger with ARPI on February 29, 2016 (see Note 10), the Company assumed 3.25% exchangeable senior notes due 2018 that have a $115.0 million aggregate principal amount and a fair value at assumption of $112.3 million. The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2016, until the maturity date of November 15, 2018. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from our merger with ARPI. The current exchange rate as of September 30, 2016, was 54.6381 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders. The exchangeable senior notes will be exchangeable for our common shares based on certain triggering events (see Note 6).

The fair value of the exchangeable senior notes, which was calculated using a binomial lattice model at the time of assumption, was $112.3 million, which represents the $115.0 million face value less a discount of $2.7 million, which will be amortized using the effective interest method over the term of the notes. The amount recorded to exchangeable senior notes, net at the time of assumption was $105.3 million, which represents the fair value of $112.3 million, less the fair value of the exchange settlement feature of the notes of $7.0 million, which was calculated using a straight-debt rate of 6.7% at the time of assumption. The fair value of the exchange settlement feature was recorded in additional paid-in capital and will be amortized using the effective interest method over the term of the notes.

As of September 30, 2016, the exchangeable senior notes, net had a balance of $107.3 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $2.1 million and $5.6 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Share Repurchase Program

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. We repurchased and retired 6.2 million of our Class A common shares, on a settlement date basis, at a weighted-average price of $15.44 per share and a total price of $96.0 million during the nine months ended September 30, 2016, in accordance with the program. During the nine months ended September 30, 2015, we repurchased and retired approximately 3.4 million of our Class A common shares, in accordance with the program at a weighted-average price of $15.76 per share and a total price of $53.7 million. As of September 30, 2016, we had a remaining repurchase authorization of $146.7 million under the program (see Note 8).

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

Core NOI and Same-Home Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our Series E convertible units liability and preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of convertible units, (3) gain or loss on early extinguishment of debt, (4) gain or loss on sale of single-family properties, (5) depreciation and amortization, (6) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (7) noncash share-based compensation expense, (8) interest expense, (9) general and administrative expense, (10) other expenses and (11) other revenues. We further adjust Same-Home Core NOI by subtracting capital expenditures to calculate Same-Home Core NOI after capital expenditures, which we believe is a meaningful supplemental non-GAAP financial measure because it more fully reflects our operating performance after the impact of all property-level expenditures, regardless of whether they are capitalized or expensed.

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

The following is a reconciliation of Core NOI, Same-Home Core NOI and Same-Home Core NOI after capital expenditures to net loss attributable to common shareholders as determined in accordance with GAAP for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(21,152)	$(28,616)	$(35,933)	$(64,103)
Dividends on preferred shares	13,669	5,569	26,650	16,707
Noncontrolling interest	7,316	3,109	10,391	10,795
Net (loss) income	(167)	(19,938)	1,108	(36,601)
Remeasurement of preferred shares	2,490	3,000	2,940	2,300
Remeasurement of Series E units	—	525	—	(3,456)
Gain on conversion of Series E units	—	—	(11,463)	—
Loss on early extinguishment of debt	13,408	—	13,408	—
Gain on sale of single-family properties, net	(11,682)	—	(12,574)	—
Depreciation and amortization	75,392	67,800	224,513	180,685
Acquisition fees and costs expensed	1,757	4,153	10,899	14,297
Noncash share-based compensation expense	891	913	2,744	2,343
Interest expense	32,851	23,866	99,309	61,539
General and administrative expense	7,563	6,090	22,966	18,497
Property operating expenses for vacant single-family properties (1)	—	1,370	—	10,264
Other expenses	3,142	1,152	6,482	2,686
Other revenues	(5,214)	(1,771)	(12,811)	(4,780)
Tenant charge-backs	30,808	19,881	72,077	40,215
Expenses reimbursed by tenant charge-backs	(30,808)	(19,881)	(72,077)	(40,215)
Bad debt expense excluded from operating expenses	2,609	2,220	5,092	5,005
Bad debt expense included in revenues	(2,609)	(2,220)	(5,092)	(5,005)
Core net operating income	120,431	87,160	347,521	247,774
Less: Non-Same-Home core net operating income	55,107	28,282	150,384	65,812
Same-Home core net operating income	65,324	58,878	197,137	181,962
Same-Home capital expenditures	5,720	5,798	13,879	18,900
Same-Home core net operating income after capital expenditures	$59,604	$53,080	$183,258	$163,062

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

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) noncash interest expense related to acquired debt, (4) gain or loss on early extinguishment of debt, (5) noncash gain or loss on conversion of convertible units and (6) noncash fair value adjustments associated with remeasuring our Series E convertible units liability and preferred shares derivative liability to fair value.

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

We present FFO attributable to common share and unit holders because we consider this metric to be an important measure of the performance of real estate companies, as do many analysts in evaluating the Company. We believe that FFO attributable to common share and unit holders is a helpful measure of a REIT’s performance since this metric excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time. We believe that real estate values fluctuate due to market conditions and in response to inflation.

We also believe that Core FFO and Adjusted FFO attributable to common share and unit holders are helpful to investors as supplemental measures of the operating performance of the Company as they allow investors to compare our operating performance to prior reporting periods without the effect of certain items that, by nature, are not comparable from period to period.

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

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(21,152)	$(28,616)	$(35,933)	$(64,103)
Adjustments:
Noncontrolling interests in the Operating Partnership	7,542	3,123	10,838	10,853
Net (gain) loss on sale / impairment of single-family properties	(11,115)	—	(11,107)	—
Depreciation and amortization of real estate assets	73,790	66,218	220,168	174,288
FFO attributable to common share and unit holders	$49,065	$40,725	$183,966	$121,038
Adjustments:
Acquisition fees and costs expensed	1,757	4,153	10,899	14,297
Noncash share-based compensation expense	891	913	2,744	2,343
Noncash interest expense related to acquired debt	1,474	—	3,699	—
Loss on early extinguishment of debt	13,408	—	13,408	—
Gain on conversion of Series E units	—	—	(11,463)	—
Remeasurement of Series E units	—	525	—	(3,456)
Remeasurement of preferred shares	2,490	3,000	2,940	2,300
Core FFO attributable to common share and unit holders	$69,085	$49,316	$206,193	$136,522
Recurring capital expenditures	(10,411)	(8,458)	(25,183)	(26,443)
Leasing costs	(2,119)	(2,312)	(6,199)	(7,733)
Adjusted FFO attributable to common share and unit holders	$56,555	$38,546	$174,811	$102,346

EBITDA / Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. Adjusted EBITDA is a supplemental non-GAAP financial measure calculated by adjusting EBITDA for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) net gain or loss on sale / impairment of single-family properties, (3) noncash share-based compensation expense, (4) gain or loss on early extinguishment of debt, (5) gain or loss on conversion of convertible units and (6) noncash fair value adjustments associated with remeasuring our Series E convertible units liability and preferred shares derivative liability to fair value. We consider Adjusted EBITDA to be a meaningful financial measure of operating performance because it excludes the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(21,152)	$(28,616)	$(35,933)	$(64,103)
Dividends on preferred shares	13,669	5,569	26,650	16,707
Noncontrolling interest	7,316	3,109	10,391	10,795
Net (loss) income	(167)	(19,938)	1,108	(36,601)
Interest expense	32,851	23,866	99,309	61,539
Depreciation and amortization	75,392	67,800	224,513	180,685
EBITDA	$108,076	$71,728	$324,930	$205,623

Noncash share-based compensation expense	891	913	2,744	2,343
Acquisition fees and costs expensed	1,757	4,153	10,899	14,297
(Gain) loss on sale / impairment of single-family properties, net	(11,115)	—	(11,107)	—
Loss on early extinguishment of debt	13,408	—	13,408	—
Gain on conversion of Series E units	—	—	(11,463)	—
Remeasurement of Series E units	—	525	—	(3,456)
Remeasurement of preferred shares	2,490	3,000	2,940	2,300
Adjusted EBITDA	$115,507	$80,319	$332,351	$221,107

ITEM 3.                         Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit and term loan facilities. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being costlier and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

As of September 30, 2016, and December 31, 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our revolving credit facility of $75.0 million and zero, respectively, our term loan facility of $250.0 million and zero, respectively, and AH4R 2014-SFR1 securitization of $458.0 million and $473.8 million, respectively.  All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30% until the fully extended maturity date of August 2020, the term loan facility bears interest at a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.70% to 1.30% until the fully extended maturity date of August 2021, and the AH4R 2014-SFR1 securitization bears interest at a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$7,828	$4,738
Rate decrease of 1% (2)	$(2,981)	$(384)

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of September 30, 2016.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                  Legal Proceedings

The Company currently is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.                         Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2015, in Part I, Item 1A, Risk Factors; in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016; and in our other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

There have been no material changes to our risk factors from those disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. We did not repurchase any of our Class A common shares during the three months ended September 30, 2016. As of September 30, 2016, we had a remaining repurchase authorization of $146.7 million under the program.

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
Date: November 4, 2016

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

10.1
Credit Agreement, dated August 17, 2016, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2016.)

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