Form 10-K
period 2016-12-31
American Homes 4 Rent
filed 2017-02-24
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36013

AMERICAN HOMES 4 RENT
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	46-1229660 (I.R.S. Employer Identification No.)

30601 Agoura Road, Suite 200 Agoura Hills, California (Address of principal executive offices)	91301 (Zip Code)
(805) 413-5300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common shares of beneficial interest, $.01 par value	New York Stock Exchange

Series A participating preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series B participating preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series C participating preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series D perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series E perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Class A common shares of American Homes 4 Rent held by non-affiliates of the registrant was approximately $4.7 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2016.

There were 242,999,945 Class A common shares, $0.01 par value per share, and 635,075 Class B common shares, $0.01 par value per share, outstanding on February 22, 2017.
Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2016.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

American Homes 4 Rent is an internally managed Maryland real estate investment trust ("REIT") formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of American Homes 4 Rent LLC ("AH LLC"), which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market, and was liquidated during August 2016 with its ownership interests in the operating partnership distributed to its members. Mr. Hughes has over 40 years of experience in the real estate business and a successful track record as co-founder and former chairman and chief executive officer of Public Storage, a REIT listed on the New York Stock Exchange ("NYSE"). We completed our initial public offering on the NYSE in August 2013.

As of December 31, 2016, we owned 48,422 single-family properties in 22 states, including 1,119 properties held for sale, and had an additional 47 properties in escrow that we expect to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $8.9 million. As of December 31, 2016, 44,798, or 94.7% of our total properties (excluding held for sale properties) were leased. We have an integrated operating platform that consists of 953 personnel dedicated to property management, acquisitions, construction, marketing, leasing, financial and administrative functions.

From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the "Advisor") and the leasing, managing and advertising of our properties were overseen and directed by American Homes 4 Rent Management Holdings, LLC (the "Property Manager"), both of which were subsidiaries of AH LLC. Until December 10, 2014, our acquisition and renovation functions were performed by AH LLC, to whom we previously paid an acquisition and renovation fee. We internalized the management and advisory functions in June 2013 and the acquisition and renovation functions in December 2014.

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

We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws for each of our taxable years commencing with our taxable year ended December 31, 2012, through the current taxable year ended December 31, 2016. We expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2017, and subsequent taxable years.

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

Our Business and Growth Strategies

Our primary objective is to generate attractive risk-adjusted returns for our shareholders through dividends and capital appreciation by acquiring, renovating, leasing and operating single-family homes as rental properties. We believe we can achieve this objective by pursuing the following strategies:

•
Secure early-mover advantage and position us as a dominant owner/operator of single-family rental properties.  Historically, the single-family home rental market has been extremely fragmented, comprised primarily of private and individual property investors in local markets. Until recently, there have been no large-scale, national market owners/operators primarily due to the challenge of efficiently scaling the acquisition and management of many individual homes. With an opportunity to continue acquiring homes at attractive prices, we intend to continue to leverage our expertise and experience in rapidly building an institutional-quality, professionally-managed business. We believe that being one of the first in our industry to do so on a large scale has provided us the "early-mover" advantage to continue aggregating a large, geographically diversified portfolio of high quality properties at prices that provide attractive potential yields and capital appreciation.

•
Employ a disciplined property acquisition process.  We are focused on acquiring homes with a number of key property characteristics, including: (i) construction after 1990; (ii) three or more bedrooms; (iii) two or more bathrooms; (iv) a range of $100,000 estimated minimum valuation to $350,000 maximum bid price; and (v) estimated renovation costs not in excess of 25% of estimated value. We target areas with above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire meet all of these criteria, especially if acquired as part of a bulk purchase. We have an established acquisition and renovation platform to acquire high quality single-family homes. To date, we have primarily acquired properties at foreclosure auctions and through broker sales (primarily multiple listing service ("MLS") and short sales) and, more recently, through bulk portfolio purchases. In the future, we may source a larger proportion of our property acquisitions through portfolio (or bulk) sales from government agencies, financial institutions and competitors. Historically through December 10, 2014, our acquisition and renovation activities were handled by AH LLC. We paid AH LLC a fee equal to 5% of the sum of the purchase price and initial renovation costs of each property that we acquired and AH LLC paid all expenses related to acquisition and renovation personnel, including all internal and third-party costs related to the investigation of properties not acquired by us. In December 2014, we internalized these functions and employed all of AH LLC's acquisition and renovation personnel and we no longer pay the 5% fee to AH LLC.

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

Recent Developments

On February 29, 2016, the Company completed a merger with American Residential Properties, Inc. ("ARPI") (the "ARPI Merger"), in which ARPI merged with and into a wholly owned subsidiary of us in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity. As a result of the ARPI Merger, each holder of ARPI common stock received 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI's operating partnership received 1.135 Class A units of our operating partnership. We issued 36,546,170 Class A common shares and 1,343,843 Class A units in connection with the ARPI Merger, representing 12.7% of the total Class A common shares, Class B common shares and units of our operating partnership, collectively, as of the acquisition date (see Note 11).

Our Business Activities

Property Acquisition, Renovation, Leasing and Property Management

•
Property Acquisition.  We have a disciplined acquisition platform that is capable of deploying large amounts of capital across all acquisition channels and in multiple markets simultaneously. Our acquisition process begins with an analysis of housing markets. Target markets are selected based on steady population growth, strong rental demand and a desirable level of newer homes that can be acquired at or below replacement cost, providing for attractive potential yields and potential capital appreciation. Our target markets currently include selected sub-markets of MSAs in 22 states. Within our target markets, our system allows us to screen broadly and rapidly for potential acquisitions and is designed to identify highly targeted sub-markets at the neighborhood and street levels.

We purchase properties through a variety of acquisition channels, including foreclosure auctions, broker sales and portfolio (bulk) sales. To date, foreclosure auctions and broker sales (primarily MLS and short sales) have presented the most attractive channels to access a significant supply of quality homes at attractive prices. We have developed an efficient process for bidding on a large number of homes at auctions consistent with local and state laws, which has contributed to our significant pace of capital deployment. Properties become available at auction when a party with a lien on the property forecloses on the lien. The property is then sold at auction, either by a court or trustee, in order to satisfy the debt owed to the lien holder. Auction processes vary significantly between jurisdictions driven by differences in state and local laws. While properties acquired at foreclosure auctions have a limited time frame for due diligence, we have developed a proprietary process that rigorously focuses on the material issues that we believe will affect potential yields before determining a maximum bid amount. Significant issues considered in underwriting homes going through the trustee sale process include an evaluation of our acquisition parameters, as well as the property's location. This evaluation includes a drive-by inspection of the property. Potential eviction and renovation costs are estimated, as well as expected rents and expenses. The property is also researched for the existence of any senior liens. Our local teams have experience in evaluating homes in foreclosure, conducting due diligence and bidding at auctions, which we believe positions us to bid effectively against other competitors. In addition, we underwrite acquisition candidates and have implemented an efficient bid management system and closing and transfer processes that we believe result in properties acquired at an attractive total investment.

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

•
Property Renovation.  We have a team of dedicated personnel to oversee the renovation process. This team focuses on maximizing the benefit of our investment in property renovation. Once a home is acquired, if it is not occupied, we promptly begin the renovation process, during which each property is thoroughly evaluated. Any resulting work is presented for bid to approved contractors in each of our markets. We have negotiated substantial quantity discounts in each of our markets for products that we regularly use during the renovation process, such as paint, window blinds, carpet and flooring. By establishing and enforcing best practices and quality consistency, we believe that we are able to reduce the costs of both materials and labor. We have found that a rapid response to renovating our homes improves our relationship with the local communities and homeowners' associations ("HOAs") enhancing the "American Homes 4 Rent" brand recognition and loyalty. For homes that are occupied, property renovation is generally delayed. In general, property renovations are completed within approximately 50 to 70 days after gaining initial access to a property and properties are typically leased approximately 20 to 40 days after completing the renovation process. If a home that is acquired remains occupied, the renovation process may be postponed. However, an assessment is made of potential renovation work that must be addressed once the property can be accessed.

•
Property Management.  We have developed an extensive in-house property management infrastructure, with modern systems, dedicated personnel and local offices in certain of our target markets. In these markets, property managers employed by us execute all property management functions. We directly manage all of our properties without the engagement of a third-party manager.

•
Marketing and Leasing.  We are responsible for establishing rental rates, marketing and leasing properties (including screening prospective tenants) and collecting and processing rent. We establish rental rates centrally, using data-driven pricing models, supported by analysis from the local property management teams in each market. Factors considered in establishing the rental rates include a competitive analysis of rents, the size and age of the house, and many qualitative factors, such as neighborhood characteristics and access to quality schools, transportation and services. We advertise the available properties through multiple channels, including our website, Craigslist, MLS, yard signs and local brokers. The majority of our homes are shown using technology driven "self-guided" showings. However, in some markets we utilize a network of local real estate agents to show homes to prospective tenants.

Prospective tenants may submit an application through our website, Craigslist posting or in person. We evaluate prospective tenants in a standardized manner. Our application and evaluation process includes obtaining appropriate identification, a thorough evaluation of credit and household income, a review of the applicant's rental history, and a background check for criminal activity. Although we require a minimum household credit score and income to rent ratio, all factors are taken into consideration during the tenant evaluation process, including an emphasis on rental payment history. On average, household credit scores and income to rent ratios of approved applicants are significantly in excess of our minimum requirements. We are generally able to complete our application and evaluation process the same day the prospective tenant submits a complete rental application. We collect the majority of rent electronically via Automated Clearing House transfer or direct debit to the tenant's checking account via a secure tenant portal on our website. An auto-pay feature is offered to facilitate rent payment. Tenants' charges and payment history are available to tenants online through the tenant portal. Tenants who do not pay rent by the late payment date (typically within five calendar days of the due date) will receive notification and are assessed a late fee. Eviction is a last resort, and the eviction process is managed in compliance with local and state regulations. The eviction process is documented through a property management system with all correspondence and documentation stored electronically.

•
Tenant Relations and Property Maintenance.  We also are responsible for property repairs and maintenance and tenant relations. We offer a 24/7 emergency line to handle after hours issues, and our tenants can contact us through our local property management office or call center. As part of our ongoing property management, we conduct routine repairs and maintenance as appropriate to maximize long-term rental income and cash flows from our portfolio, and are increasingly performing this work using in-house employees as opposed to third party vendors. In addition, our local property managers are involved in periodic visits to our properties to help foster positive, long-term relationships with our tenants, to monitor the condition and use of our homes and to ensure compliance with HOA rules and regulations.

•
Systems and Technology.  Effective systems and technology are essential components of our process. Significant investments have been made in our lease management, accounting and asset management systems. They have been designed to be scalable to accommodate continued growth in our portfolio of homes. Our website is fully integrated into the tenant accounting and leasing system. From the website, which is accessible from mobile devices, prospective tenants can browse homes available for rent, request additional information and apply to rent a specific home. Through the tenant portal existing tenants can set up automatic payments. The system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and paying property-level expenses. The system obtains credit information from the major credit bureaus (Experian, Transunion or Equifax), which is used to evaluate prospective tenant rental applications. We have worked with a search engine optimization firm to ensure we place high in search engine lists and will continue to monitor our placement on search engines. In addition, sponsored key words are generally purchased in selected markets as needed.

Other Business Activities

In February 2016, as a result of the ARPI Merger, the Company acquired investments in three joint ventures, which invested in nonperforming and performing loans. The Company had a remaining investment of $13.2 million as of December 31, 2016, in the joint ventures. Additionally, as a result of the ARPI Merger, the Company acquired investments in various mortgage loans, of which the Company had a remaining investment of $0.2 million as of December 31, 2016. We do not currently plan to pursue additional acquisitions of residential mortgage assets.

In September 2013, we announced the formation of AMIP Management, LLC ("AMIP"), a joint venture between us and Johnson Capital Residential Investments, LLC, for the purpose of managing multiple distressed residential mortgage asset investment funds, including one previously consolidated, 100% owned fund, which was liquidated during 2016. As of December 31, 2016, the Company had a remaining investment of $4.2 million in an unconsolidated fund managed by AMIP.

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

Insurance

We maintain property, liability and corporate level insurance coverage related to our business, including crime and fidelity, property management errors and omissions, trustees' and officers' errors and omissions, cyber liability, employment practice liability and workers' compensation. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of such deductibles and carveouts. See "Risk Factors—Risks Related to Our Business—We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions on our preferred and common shares" and "Risk Factors—Risks Related to the Real Estate Industry—Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results."

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

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. See "Risk Factors—Risks Related to Our Business—Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results" and "Risk Factors—Risks Related to the Real Estate Industry—Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results."

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

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940.

Employees

As of December 31, 2016, we have 953 dedicated full-time personnel. None of our personnel are covered by a collective bargaining agreement.

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

We are employing a business model with a limited track record, which may make our business difficult to evaluate.

Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. Our investment strategy involves purchasing, renovating, maintaining and managing a large number of residential properties and leasing them to suitable tenants. Large, well-capitalized investors have only recently entered this business and, as a result, there are not peer companies with an established long-term track record to assist us in predicting whether our investment strategy can be implemented and sustained successfully over time. It will be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems implementing our investment strategy, which may adversely affect our results of operations and ability to make distributions to our shareholders and cause our share price to decline significantly. We believe the acquisition, operation and management of multi-family residential real estate is the most comparable established model for our business, but in contrast to multi-family operations, the geographic dispersion of single-family properties (even within a local clustering) creates significantly greater operational and maintenance challenges and, potentially, significantly higher per-unit operating costs. In addition, since each home has unique features, appliances and building materials, renovations, maintenance, marketing and operational tasks will be far more varied and demanding than in a typical multi-family setting. We may be unable to operate a large portfolio of single-family rental properties in a cost-effective and profitable manner and our business plan may not succeed. We also can provide no assurance that we will be able to successfully achieve our objective of providing attractive risk-adjusted returns to our shareholders.

We have a limited operating history, and we may not be able to successfully operate our business or generate sufficient cash flows to make or sustain distributions on our preferred and common shares.

We commenced operations in November 2012. We may not be able to successfully operate our business or implement our operating policies and investment strategy. Furthermore, we may not be able to generate sufficient cash flows to pay our operating expenses, service any debt and make distributions to our shareholders. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

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

In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of the properties that we acquire may decline substantially after we purchase them. Any one or more of these factors could adversely affect our business, financial condition and results of operations.

We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.

From commencement of our operations in November 2012 through December 31, 2016, we have acquired 48,422 single-family properties in 22 states. Our future operating results may depend on our ability to effectively manage our rapid growth, which is dependent, in part, upon our ability to:

•	stabilize and manage a rapidly increasing number of properties and tenant relationships while maintaining a high level of tenant satisfaction and building and enhancing our brand;

•	identify and supervise a large number of suitable third parties on which we rely to provide certain services outside of property management to our properties;

•	attract, integrate and retain new management and operations personnel as our organization grows in size and complexity;

•	continue to improve our operational and financial controls and reporting procedures and systems; and

•	scale our technology and other infrastructure platforms to adequately service new properties.

There can be no assurance that we will be able to achieve these results or that we may otherwise be able to manage our growth effectively, or without incurring significant additional expenses. Any failure to do so may have an adverse effect on our business and operating results.

We intend to continue to expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they were when we commenced operations, which could adversely impact anticipated yields.

Our long-term growth depends, in part, on the availability of acquisition opportunities in our target markets at attractive pricing levels. We believe various factors and market conditions in the last several years have made homes available for purchase at prices that are below replacement costs. We believe home prices have stabilized in many areas and expect that in the future, housing prices will continue to stabilize and return to more normalized levels, and therefore future acquisitions may be more costly. The following factors, among others, are making acquisitions more expensive:

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

Most of the expenses associated with our business, such as acquisition costs, repairs and maintenance costs, real estate taxes, HOA fees, insurance, utilities, personal and ad valorem taxes, employee wages and benefits and other general corporate expenses, are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and will require a significant amount of ongoing capital expenditures. Our expenses and ongoing capital expenditures also will be affected by inflationary increases, and certain of our cost increases may exceed the rate of inflation in any given period. By contrast, our rental income is affected by many factors beyond our control such as the availability of alternative rental housing and economic conditions in our target markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property. As a result, we may not be able to fully offset rising costs and capital spending by raising rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us. We also face intense competition for highly skilled managerial, investment, financial and operational personnel.

We rely on a small number of individuals to carry out our business and investment strategies. Any of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

In addition, as we expand our operations, we will continue to need to attract and retain additional qualified personnel but may not be able to do so on acceptable terms or at all. Competition for highly skilled managerial, investment, financial and operational personnel is intense. As additional large real estate investors have entered the single-family rental business, we have faced increased challenges in hiring and retaining personnel, and we cannot assure our shareholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

Our investments are and are expected to continue to be concentrated in our markets and in the single-family properties sector of the real estate industry, which exposes us to seasonal fluctuations in rental demand and downturns in our markets or in the single-family properties sector.

Our investments in real estate assets are and are expected to continue to be concentrated in our target markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results.

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We acquire, renovate and rent single-family properties in our target markets, which currently include MSAs within 22 states. As of December 31, 2016, approximately 60% of our properties in operation were concentrated in five states—Texas, North Carolina, Florida, Georgia and Tennessee. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in these markets will improve significantly over the next several years. However, each of these markets has experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our shareholders and cause the value of our outstanding securities to decline.

We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions on our preferred and common shares.

Nearly all of our properties require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises, and we will pay the costs of renovating. In addition, from time to time, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements and perform significant renovations and repairs that tenant deposits and insurance may not cover.

Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy and poor workmanship. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our shareholders may be adversely affected.

We face significant competition for acquisitions of our target properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

We face significant competition for attractive acquisition opportunities in our target markets from other large real estate investors, some of which have greater financial resources and a lower cost of capital than we do. We also compete with individual private home buyers and small scale investors. Several REITs and other funds have deployed, and others may in the future deploy, significant amounts of capital to purchase single-family homes and may have investment objectives that overlap and compete with ours, including in our target markets. This activity has adversely impacted our level of purchases in certain of our target markets. If our business model or a similar model proves to be successful, we can expect competition to intensify significantly. As a result, the purchase price of potential acquisition properties may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

We face significant competition in the leasing market for quality tenants, which may limit our ability to rent our single-family homes on favorable terms or at all.

We depend on rental income for substantially all of our revenues and to succeed, must attract and retain qualified tenants. We face competition for tenants from other lessors of single-family properties, apartment buildings and condominium units, and the continuing development of single-family properties, apartment buildings and condominium units in many of our markets increases the supply of housing and exacerbates competition for tenants. Competing properties may be newer, better located and more attractive to tenants. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources than we do, which may result in competitive properties offered at lower rental rates than we might offer. Many of these competitors may successfully attract tenants with better incentives and amenities, which could adversely affect our ability to obtain quality tenants and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties.

In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. We could also be adversely affected by accelerating development of competing properties or high vacancy rates of homes in our markets, which could result in an excess supply of homes and reduce occupancy and rental rates.

Improving economic conditions, along with the availability of low residential mortgage interest rates and government sponsored programs to promote home ownership, have made home ownership more affordable and more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential tenants available to us.

As of December 31, 2016, we owned 48,422 single-family properties, including 1,119 properties held for sale. As of December 31, 2016, 44,798, or 94.7% of our total properties (excluding held for sale properties) were leased. No assurance can be given that we will be able to attract and retain qualified tenants. Our operating results and ability to make distributions to our shareholders would be adversely affected if we are not able to lease our properties on favorable terms or at all.

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

We have occasionally acquired and may continue to acquire properties purchased as portfolios in bulk from other owners of single-family homes. To the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain properties purchased in bulk portfolios do not fit our target investment criteria, we may decide to sell, rather than renovate and rent, these properties, which could take an extended period of time and may not result in a sale at an attractive price. We may also experience delays in integrating the information systems and property and tenant information of the acquired properties which could adversely affect operating results.

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

We depend on rental income from tenants for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified tenants for our properties. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our tenants fail to meet their lease obligations or fail to renew their leases. For example, tenants may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our markets could result in substantial tenant defaults. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property.

Short-term leases of residential property may expose us to the risk that we may have to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis or at all, which may adversely affect our operating results and our ability to make distributions on our preferred and common shares.

Substantially all of our new leases have a duration of one year. As these leases permit tenants to leave at the end of the lease term without penalty, we anticipate our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. Moreover, we cannot assure you that our leases will be renewed on equal or better terms or at all. If our tenants do not renew their leases or the rental rates for our properties decrease, our operating results and ability to make distributions to our shareholders could be adversely affected.

Declining real estate values and impairment charges could adversely affect our financial condition and operating results.

We periodically review the carrying value of our properties to determine whether their value, based on market factors, projected income and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. The reduction of net income from impairment losses could lead to a reduction in our dividends and distributions, both in the current and future accounting periods. Impairment charges would adversely affect our financial condition and operating results.

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

We attempt to ensure that our properties are adequately insured to cover casualty losses. However, many of the policies covering casualty losses may be subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of the deductibles and carveouts. There are also some losses, including losses from floods, windstorms, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses.

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

We may acquire properties that are subject to contingent or unknown liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties, unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors or other persons dealing with the acquired entities and tax liabilities, among other things. Purchases of single-family properties acquired at auction, in short sales, from lenders or in bulk purchases typically involve few or no representations or warranties with respect to the properties. Such properties often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate. In each case, our acquisition may be without any, or with only limited, recourse against the sellers with respect to unknown liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial amounts to settle or cure it, which could adversely affect our financial condition, cash flows and operating results.

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

We are highly dependent on information systems and systems failures and delays could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common stock.

Our operations are dependent upon our resident portal and property management platforms, including Yardi, which include certain automated processes that require access to telecommunications or the Internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third-party service providers and a significant portion of our business operations are conducted over the Internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the Internet of operations at our third-party service providers, including viruses or hackers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the Internet or at our third-party service providers could negatively impact our operations.

In addition, if we acquire a bulk portfolio or merge with another single-family rental home company, we must quickly integrate information systems and property management platforms. These systems we seek to integrate may be different platforms, may have inaccurate data or otherwise be difficult to integrate. Delays in ensuring the accuracy of the data or in integrating the systems may negatively affect our operations.

Conversions of financial and property management systems involve risks that may result in business disruption.

We rely on financial and property management software systems. Following portfolio acquisitions, we typically must convert the systems and information used for the acquired properties to our system, which may result in delays and disruption to our business operations due to data input errors, system incompatibilities and delays in obtaining and processing information. In addition, we may decide in the future to implement or transition to new financial and property management software systems to facilitate our operations. While most system conversions result in temporary inefficiencies during the period of transition, in the event we experience an extended or pervasive interruption of operations, our business could be adversely affected.

Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers in our branch offices and on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, any of which could adversely affect our results of operations and competitive position.

A significant number of our properties are part of HOAs, and we and our tenants are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs that would be costly.

A significant number of our properties are part of HOAs, which are private entities that regulate the activities of, and levy assessments on properties in, a residential subdivision. HOAs in which we own properties may have or enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale, or the use of specific construction materials in renovations. The number of HOAs that impose limits on the number of property owners who may rent their homes is increasing. Such restrictions limit acquisition opportunities and could cause us to incur additional costs to resell the property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas and we may have tenants who violate HOA rules and for which we may be liable as the property owner and for which we may not be able to obtain reimbursement from the resident. Additionally, the boards of directors of the HOAs in which we own properties may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing the property and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

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

We are involved in a range of legal actions in the ordinary course of business. These actions may include, among others, eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer), disputes arising over potential violations of HOA rules and regulations and issues with local housing officials arising from the condition or maintenance of the property and outside vendor disputes. These actions can be time consuming and expensive and may adversely affect our reputation. For example, eviction proceedings by owners and operators of single-family homes for lease have recently been the focus of negative media attention. While we intend to vigorously defend any non-meritorious action or challenge, we cannot assure you that we will not be subject to expenses and losses that may adversely affect our operating results.

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

In connection with operating as a public company, we are required to provide reliable financial statements and reports to our shareholders. To monitor the accuracy and reliability of our financial reporting, we have established an internal audit function that oversees our internal controls. In addition, we have developed policies and procedures with respect to company-wide business processes and cycles in order to implement effective internal control over financial reporting. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we cannot be certain that we will continue to be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to comply with proper overall controls, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, leading to a substantial decline in the market price of our preferred and common shares.

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

Our revolving credit and term loan facilities, securitizations, and secured note payable contain financial and operating covenants that could restrict our business and investment activities. Failure to satisfy these covenants could result in a default under our revolving credit and term loan facilities that could accelerate the maturity of our debt obligations or, with respect to our securitizations and secured note payable, also require that all cash flow generated from operations service only the indebtedness and the possible foreclosure of the properties securing the indebtedness, which would have a material adverse effect on our business, liquidity, results of operations and financial condition and our ability to make distributions on our preferred and common shares.

Our revolving credit and term loan facilities, securitizations and secured note payable contain financial and operating covenants, such as, with respect to our revolving credit and term loan facilities, debt ratios, minimum liquidity, occupancy rates, unencumbered asset value and adjusted tangible net worth tests and, with respect to our securitizations, a minimum debt yield on the portfolio securing the obligations for our floating-rate securitization and a minimum debt service coverage ratio for our fixed-rate securitizations and secured note payable, and other limitations that may restrict our ability to make distributions or other payments to our shareholders and may restrict our investment activities. Among others, our revolving credit and term loan facilities requires that we maintain financial covenants relating to the following matters: (i) a minimum tangible net worth of $4.1 billion plus 85% of net proceeds of all equity issuances effected at any time after June 30, 2016, (ii) total indebtedness to total asset value to not exceed 0.60 to 1.00 at any time, (iii) adjusted EBITDA for the period of four consecutive fiscal quarters most recently ended to fixed charges for such period to be no less than 1.75 to 1.00 as of the last day of such period, (iv) secured indebtedness to total asset value to not exceed 0.50 to 1.00 at any time, (v) unsecured indebtedness to unencumbered asset value to not exceed 0.50 to 1.00 at any time, (vi) unencumbered net operating income ("NOI") for the period of four consecutive fiscal quarters most recently ended to unsecured interest expense for such period, to be no less than 2.00 to 1.00 as of the last day of such period, (vii) recourse indebtedness to total asset value to not exceed 0.15 to 1.00, (viii) recourse indebtedness that is unsecured indebtedness having an initial term of five years or less to total asset value to not exceed 0.05 to 1.00, (ix) occupancy rate to be no less than 80.0% and (x) unencumbered asset value to be no less than $1.0 billion at any time.

Our securitizations require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash as the lender elects, including prepayment of principal and amounts due under the loans. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt, substantial impairments in the value of our properties or changes in general economic conditions. If we violate covenants in our revolving credit and term loan facilities, securitizations, secured note payable or future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms or at all.

Our revolving credit and term loan facilities permit us to incur significant indebtedness, which could require that we generate significant cash flow to satisfy the payment and other obligations under our revolving credit and term loan facilities.

We may incur significant indebtedness in connection with draws under our revolving credit and term loan facilities. This indebtedness may exceed our cash on hand and/or our cash flows from operating activities. Our ability to meet the payment and other obligations under our revolving credit and term loan facilities depends on our ability to generate sufficient cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. It is possible that our business will not generate cash flow from operations, or that future borrowings will be available to us, in amounts sufficient to enable us to meet our payment obligations under our revolving credit and term loan facilities. If we are not able to generate sufficient cash flow to service our revolving credit and term loan facilities and other debt obligations, as well as satisfy the REIT distribution requirement, we may need to refinance or restructure our debt, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our revolving credit and term loan facilities, which could materially and adversely affect our liquidity.

We have and may continue to utilize non-recourse long-term asset-backed securitizations, and such structures may expose us to risks not prevalent in unsecured debt financings, which could result in losses to us.

We have and may continue to utilize non-recourse long-term asset-backed securitizations of pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification, in order to generate cash for funding new investments. As of December 31, 2016, the principal amount of such indebtedness was $2.5 billion. These securitizations involve conveying a pool of homes from the Company's portfolio to a special purpose vehicle that obtains a loan from a third-party lender represented by a promissory note. The promissory note is immediately transferred by the third-party lender to a subsidiary of the Company and then to a Real Estate Mortgage Investment Conduit ("REMIC") trust in exchange for classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, the subsidiary of the Company sells the certificates to investors. The securitization of our pools of homes in our portfolio investments can magnify our exposure to losses on those investments because any equity interest we retain in the issuing entity would be subordinate to the certificates issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the investors experience any losses. In addition, accounting rules for securitizations are complex and involve significant judgment and assumptions. These complexities and possible changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

Subject to complying with the requirements for REIT qualification, we may continue to obtain in the future one or more forms of interest rate protection in the form of swap agreements, interest rate cap contracts or other similar agreements to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

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

•	the attractiveness of the properties we acquire to potential tenants and competition from other properties;

•	increases in the supply of, or decreases in the demand for, similar or competing properties in our target markets;

•	unemployment, bankruptcies, financial difficulties or lease defaults by our tenants;

•	declines in the value of residential real estate;

•	changes in interest rates, availability and terms of debt financing;

•	increases in property-level maintenance and operating costs and expenses and our ability to control rents;

•
changes in, or increased costs of compliance with, governmental laws, rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder and the rules and regulations of government or private parties, including HOAs, to discourage or deter the purchase or rental of single-family properties by entities owned or controlled by institutional investors;

•	our ability to provide adequate management and maintenance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	costs resulting from the clean-up of and liability to third parties for damages resulting from environmental problems, such as mold;

•	tenant turnover and the inability to lease or re-lease homes on a timely basis, attractive terms or at all;;

•	costs and time period required to convert acquisitions to rental homes and to prepare homes for re-leasing;

•	the short-term nature of most residential leases and the costs and potential delays in re-leasing;

•	the failure of tenants to pay rent when due or otherwise perform their lease obligations;

•	unanticipated repairs, capital expenditures or other costs;

•	the illiquidity of real estate investments generally;

•	the geographic mix of our properties;

•	residents' perceptions of the safety, convenience and attractiveness of our properties and the neighborhoods where they are acquired;

•	the ongoing need for capital improvements, particularly in older properties;

•	the ability or unwillingness of residents to pay rent increases;

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism; and

•	rent control or rent stabilization or other housing laws, which could prevent us from raising rents.

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

Tenant relief laws, including laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.

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

Furthermore, rent control laws or other regulations that may limit our ability to increase rental rates may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

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

In addition, numerous federal and state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Wall Street Reform and Consumer Protection Act also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we would expect REO inventory levels to decline or to grow at a slower pace, which would make it more difficult to find target assets at attractive prices and might constrain our growth or reduce our long-term profitability. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand in our target markets.

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

Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our properties. When we sell any of our properties, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of properties to our shareholders. Instead, we may use such proceeds for other purposes, including:

•	purchasing additional properties;

•	repaying debt or buying back shares;

•	buying out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	creating working capital reserves; or

•	making repairs, maintenance or other capital improvements or expenditures to our remaining properties.

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

Risks Related to Our Ownership, Organization and Structure

Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest, which may impede business decisions that could benefit our shareholders.

As the sole general partner of our operating partnership, we have a fiduciary duty to the other limited partners in our operating partnership, the discharge of which may conflict with the interests of our shareholders. The limited partners of our operating partnership, have agreed that, in the event of a conflict in the fiduciary duties owed by us to our shareholders and in our capacity as the general partner of our operating partnership, to such limited partner, we are under no obligation to give priority to the interests of such limited partner.

In addition, the limited partners have the right to vote on certain amendments to our operating partnership agreement and to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our shareholders.

Our senior management, trustees and their affiliates may have significant voting influence due to their stock ownership.

                Members of the Company’s senior management, trustees and their affiliates hold significant amounts of our Class A and Class B common shares and convertible units in our operating partnership. Each Class A common share is entitled to one vote. Each Class B common share is entitled to 50 votes and converts into Class A common shares on a one for one basis for every 49 partnership units converted. Generally, convertible units in our operating partnership are nonvoting. The Company's dual class structure was put in place when the Company was organized to provide voting rights to holders of units in the Company's operating partnership corresponding with their equity ownership. All members of the Company’s senior management, trustees and their affiliates hold Class A common shares and Class B common shares that represent approximately 21.7% of the current voting power of the Company as of December 31, 2016. Assuming the conversion of all of our partnership units held by these individuals and the corresponding conversion of all Class B common shares into Class A common shares, they would own approximately 27.6% of the voting power of the Company based on the Company’s outstanding common shares as of December 31, 2016. They have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of our shareholders, including electing trustees, changing our charter documents and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

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

In addition, the "unsolicited takeover" provisions of Title 3, Subtitle 8 of the MGCL permit the board of trustees of a Maryland REIT, without shareholder approval and regardless of what is currently provided in its declaration of trust or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a trustee. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-current market price. In July 2013, our board of trustees and our shareholders approved an amendment to our declaration of trust under which we elected not to be subject to these provisions. Therefore, any revocation or modification of this opt-out would require an amendment to our declaration of trust that is first recommended by our board of trustees and then approved by a majority of all the votes entitled to be cast generally in the election of trustees.

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

Our board of trustees may change any of our strategies, policies or procedures with respect to property acquisitions and divestitures, asset allocation, growth, operations, indebtedness, investments, lines of business, financing and distributions at any time without the consent of shareholders, which could result in the acquisition of properties or investment in business activities that are different from, and possibly riskier than, the types of single-family residential real estate investments that we have historically acquired. These changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common and preferred shares and our ability to make distributions to our shareholders.

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

A REIT's income from "prohibited transactions" is subject to a 100% tax. In general, "prohibited transactions" are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property or debt instruments that we hold. Although a safe harbor is available, for which certain sales of property by a REIT are not subject to the 100% prohibited transaction tax, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or debt instruments or we may conduct such sales through our TRS, which would be subject to U.S. federal and state income taxation. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis. For example, if we decide to acquire properties or debt instruments opportunistically to renovate in anticipation of immediate resale, we will need to conduct that activity through our TRS to avoid the 100% prohibited transactions tax.

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

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended, possibly with retroactive effect. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and whether any such law, regulation, or interpretation may take effect retroactively. Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and both Houses of Congress will be controlled by the same political party. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

We may be required to report taxable income for certain investments in excess of the economic income that we ultimately realize from them.

We and our TRS may invest in mortgages, including non-performing loans, for less than their face amount. The amount of such discount is generally treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, then we may not be able to benefit from any offsetting loss deductions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The table below summarizes certain information with respect to our properties as of December 31, 2016:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,342	9.2%	$701.4	8.6%	$161,536	2,121	13.2	2014
Atlanta, GA	4,039	8.5%	661.2	8.1%	163,705	2,109	15.8	2014
Houston, TX	3,153	6.7%	512.3	6.3%	162,471	2,114	11.1	2014
Indianapolis, IN	2,901	6.1%	438.1	5.4%	151,021	1,933	14.2	2013
Phoenix, AZ	2,773	5.9%	448.0	5.5%	161,551	1,814	14.2	2014
Charlotte, NC	2,861	6.0%	500.2	6.2%	174,823	2,031	13.5	2014
Nashville, TN	2,428	5.1%	481.2	5.9%	198,175	2,093	12.5	2014
Greater Chicago area, IL and IN	2,048	4.3%	369.2	4.5%	180,263	1,897	15.3	2013
Cincinnati, OH	1,952	4.1%	335.7	4.1%	171,969	1,846	14.7	2013
Raleigh, NC	1,830	3.9%	322.0	4.0%	175,930	1,845	12.2	2014
All Other (2)	18,976	40.2%	3,357.8	41.4%	176,962	1,893	13.8	2014
Total / Average	47,303	100.0%	$8,127.1	100.0%	$171,810	1,960	13.8	2014

(1) Excludes 1,119 held for sale properties as of December 31, 2016.
(2) Represents 32 markets in 19 states.

As of December 31, 2016, we had an additional 47 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $8.9 million.

Property and Management

We lease office space in Agoura Hills, California for our company headquarters, own commercial real estate in Las Vegas, Nevada for our property management headquarters and lease property management office space in 18 locations in 12 states.

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

David P. Singelyn, age 55, has served as our Chief Executive Officer and a Trustee since October 2012. Mr. Singelyn co-founded AH LLC with Mr. Hughes in June 2011 and served as the Chief Executive Officer of our former manager prior to our internalization of senior management in June 2013. From 2003 through April 2013, Mr. Singelyn was Chairman and President of Public Storage Canada, a real estate company previously listed on the Toronto Stock Exchange, where he built a management team that restructured the operations of the company, including building an operations team and installing accounting and operating computer systems. In 2010, Mr. Singelyn facilitated the restructuring of the ownership entity that was traded on the Toronto stock exchange resulting in the company "going private." In 2005, Mr. Singelyn, along with Mr. Hughes, founded American Commercial Equities ("ACE"), a private real estate company specializing in the acquisition and management of retail property, and he now serves as a co-manager of ACE. Mr. Singelyn is also a director of the William Lawrence and Blanche Hughes Foundation, a non-profit organization dedicated to research of pediatric cancer. Mr. Singelyn served as the Treasurer for Public Storage (NYSE:PSA) from 1989 through 2003, where he was responsible for equity capital raising, debt issuances, corporate cash management and financial management for Public Storage and its subsidiary operations. During his tenure, and with his direct involvement, Public Storage raised funds through the public and institutional marketplaces, including from a number of state pensions. Mr. Singelyn started his career at the accounting firm Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Controller of Winchell's Donut Houses where he was responsible for all accounting functions. Mr. Singelyn earned a Bachelor of Science in Accounting and a Bachelor of Science in Computer Information Systems from California Polytechnic University—Pomona.

John "Jack" Corrigan, age 56, has served as our Chief Operating Officer and a Trustee since October 2012. Since November 2011, Mr. Corrigan was the Chief Operating Officer of our former manager prior to our internalization of senior management in June 2013. From 2006 to 2011, Mr. Corrigan was the Chief Executive Officer of A & H Property and Investments, a full service leasing and property management company in Los Angeles County with a portfolio of residential, retail, industrial and office properties where he was responsible for acquisitions, dispositions, development, financing and management operations. Mr. Corrigan served as Chief Financial Officer of PS Business Parks Inc. (NYSE: PSB), a publicly-traded REIT specializing in office and industrial properties throughout the United States, from 1998 to 2004. Prior to his tenure at PS Business Parks, Mr. Corrigan was a partner in the accounting firm of LaRue, Corrigan & McCormick, where he was responsible for the audit and consulting practice of that firm. Mr. Corrigan started his career at Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Vice President and Controller of Storage Equities, Inc. (a predecessor entity to Public Storage). Mr. Corrigan earned a Bachelor of Science in Accounting from Loyola Marymount University.

Diana M. Laing, age 62, has served as our Chief Financial Officer since May 2014. Ms. Laing previously served as Chief Financial Officer and Secretary of Thomas Properties Group, Inc., a publicly traded real estate operating company engaged in the development, redevelopment and operation of Class A office properties in the United States from May 2004 until it merged with Parkway Properties in December 2013. Before that, she held a number of senior executive finance positions in the real estate industry, including as Executive Vice President, Chief Financial Officer and Corporate Secretary of Arden Realty (NYSE: ARI), a REIT engaged in the ownership and operation of commercial office properties, from 1996 to 2000. She is also a member of the Board of Directors of The Macerich Company, a real estate investment trust that owns and operates shopping centers, where she is a member of the Audit Committee. Ms. Laing graduated from Oklahoma State University with a B.S in Accounting.

David Goldberg, age 67, has served as our Executive Vice President since October 2012. Mr. Goldberg held the same position with the Advisor from 2011 until our internalization of senior management in June 2013. Since 2006, Mr. Goldberg has been a co-manager of ACE, and since 2006 he has served as a legal consultant and senior counsel for Public Storage. From 1991 until 2005, Mr. Goldberg held various legal positions with Public Storage, including Senior Vice President and General Counsel. In such capacity, Mr. Goldberg was responsible for all Public Storage securities, real estate and property management activities and was involved in capital raising, real estate acquisition, corporate reorganization and property management transactions. From 1974 until 1991, Mr. Goldberg was an associate and a partner in the law firm of Agnew, Miller & Carlson and a partner with the law firm of Sachs & Phelps and with the law firm of Hufstedler, Miller, Carlson & Beardsley. Mr. Goldberg earned an A.B. in History and Social Studies from Boston University and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law) and is a member of the California State Bar.

Bryan Smith, age 43, has served as our Executive Vice President—President of Property Management since February 2015 and is responsible for property management operations nationwide. Previously, he served as Senior Vice President—Director of Property Management from 2012 to 2015 and Senior Vice President of Acquisitions for our former manager from 2011 to 2012. From 2009 to 2011, Mr. Smith was a Partner at the Tax Review Group, a real estate consulting firm that focused on reducing the tax liabilities of large residential and commercial real estate properties. Prior to joining the Tax Review Group, he was a Partner and Chief Financial Officer at the Watermark Group, a residential and commercial real estate development firm, from 2006 to 2009. Mr. Smith began his career at the accounting firm Deloitte & Touche LLP. Mr. Smith earned a B.A. in Business Economics from the University of California, Los Angeles, an M.B.A. from the UCLA Anderson School of Management and is a Certified Public Accountant (inactive) in California.

Sara H. Vogt-Lowell, age 41, has served as our Chief Legal Officer since October 2012. As Chief Legal Officer she coordinates legal matters and real estate transactions, guides the defense of our company against prospective and pending claims and lawsuits and monitors applicable legal, regulatory and compliance developments. From 2011 until our internalization of senior management in June 2013, Ms. Vogt-Lowell held the same position with the Advisor. From March 2006 through April 2013, she has served as General Counsel for Malibu Management, a property management company, Public Storage Canada and ACE. Ms. Vogt-Lowell began her legal career at the law firm of Latham & Watkins LLP in 2002 as a member of the finance department where she specialized in real estate transactions. There, she represented a variety of clients, including lenders, residential and commercial developers, landlords, tenants, buyers, sellers and owners of commercial, industrial, residential and other real estate projects, with specific experience in multi-site, multi-state property portfolios. Ms. Vogt-Lowell earned a B.A. in Political Science from the University of California, Los Angeles and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law). Ms. Vogt-Lowell is a member of the California State Bar.

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

2016	High	Low	Per Share Distribution	2015	High	Low	Per Share Distribution
First quarter	$16.54	$13.16	$0.05	First quarter	$17.55	$15.91	$0.05
Second quarter	$20.48	$15.36	$0.05	Second quarter	$17.39	$15.89	$0.05
Third quarter	$22.99	$20.38	$0.05	Third quarter	$16.99	$15.09	$0.05
Fourth quarter	$21.65	$19.63	$0.05	Fourth quarter	$17.34	$15.80	$0.05

On February 22, 2017, the last reported sales price per share of our Class A common shares was $23.19.

Shareholders

As of the close of business on February 22, 2017, there were approximately 25 holders of record of our Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees) and one shareholder of record of our Class B common shares.

Distributions

Our board of trustees declared total distributions of $0.20 per Class A and Class B common share during each of the years ended December 31, 2016 and 2015. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of our board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code, and such other factors as our board of trustees deems relevant. To maintain our qualification as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. We intend to pay quarterly dividends to our shareholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have paid all cumulative dividends on our Series A, Series B and Series C participating preferred shares and on our Series D and Series E perpetual preferred shares. The distribution preference of our Series A, Series B and Series C participating preferred shares and our Series D and Series E perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares.

The following tables display the income tax treatment of distributions on our Class A and B common shares, Series A, Series B and Series C participating preferred shares and Series D and Series E perpetual preferred shares for the years ended December 31, 2016 and 2015:

2016	Ordinary income (1)	Return of capital	Capital gains	Total
Common Shares	92.5%	—%	7.5%	100.0%
Participating Preferred Shares:
Series A	92.5%	—%	7.5%	100.0%
Series B	92.5%	—%	7.5%	100.0%
Series C	92.5%	—%	7.5%	100.0%
Perpetual Preferred Shares:
Series D	92.5%	—%	7.5%	100.0%
Series E	92.5%	—%	7.5%	100.0%

2015	Ordinary income (1)	Return of capital	Capital gains	Total
Common Shares	65.3%	34.7%	—%	100.0%
Participating Preferred Shares:
Series A	100.0%	—%	—%	100.0%
Series B	100.0%	—%	—%	100.0%
Series C	100.0%	—%	—%	100.0%

(1) Ordinary income dividends do not constitute "qualified dividend income."

Stock Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be incorporated by reference into any filing by us under the Securities Act except as expressly set forth in such filing.

The following graph compares the cumulative total return on our Class A common shares from August 1, 2013 (the date that our Class A common shares commenced trading on the NYSE) to the NYSE closing price per share on December 31, 2016, with the cumulative total returns on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on August 1, 2013, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among American Homes 4 Rent, the S&P 500 Index and the MSCI US REIT Index
The following table provides the same information in tabular form:

Index	8/1/13	12/31/13	12/31/14	12/31/15	12/31/16
American Homes 4 Rent	$100.00	$104.17	$110.78	$109.72	$139.66
S&P 500	$100.00	$109.30	$124.26	$125.98	$141.04
MSCI U.S. REIT	$100.00	$95.96	$125.11	$128.26	$139.29

Issuer Purchases of Equity Securities

On September 21, 2015, the Company announced that our board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. During the three months ended December 31, 2016, we did not repurchase any of our Class A common shares. As of December 31, 2016, we had a remaining repurchase authorization of $146.7 million under the program.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected financial data below has been derived from our consolidated financial statements, as adjusted for the impact of subsequent accounting changes requiring retrospective application, if any, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. Our selected financial data may not be indicative of our future results.

	For the Years Ended December 31,
(Amounts in thousands, except share and per share data)	2016	2015	2014	2013	2012
Operating Data
Revenues:
Rents from single-family properties	$757,603	$559,719	$376,385	$132,722	$4,540
Fees from single-family properties	10,234	7,646	5,968	3,639	—
Tenant charge-backs	95,254	56,546	14,931	1,588	—
Other	15,798	6,665	1,590	1,083	—
Total revenues	878,889	630,576	398,874	139,032	4,540

Expenses:
Property operating expenses	386,474	292,155	184,814	73,752	3,590
General and administrative expense	30,992	24,906	21,947	8,845	7,199
Advisory fees	—	—	—	6,352	937
Interest expense	130,847	89,413	19,881	370	—
Noncash share-based compensation expense	3,636	3,125	2,586	1,079	70
Acquisition fees and costs expensed	11,443	19,577	22,386	4,799	869
Depreciation and amortization	298,677	242,848	165,516	70,987	2,111
Other	11,978	3,770	3,559	—	—
Total expenses	874,047	675,794	420,689	166,184	14,776

Gain on remeasurement of equity method investment	—	—	—	10,945	—
Gain on sale of single-family properties, net	14,569	—	—	—	—
Loss on early extinguishment of debt	(13,408)	—	—	—	—
Gain on conversion of Series E units	11,463	—	—	—	—
Remeasurement of Series E units	—	2,100	(5,119)	(2,057)	—
Remeasurement of preferred shares	(7,020)	(4,830)	(6,158)	(1,810)	—
Income (loss) from continuing operations	10,446	(47,948)	(33,092)	(20,074)	(10,236)
Income from discontinued operations	—	—	—	1,008	—
Net income (loss)	10,446	(47,948)	(33,092)	(19,066)	(10,236)

Noncontrolling interest	3,751	14,353	14,965	13,245	—
Dividends on preferred shares	40,237	22,276	18,928	1,160	—
Conversion of preferred units	—	—	—	10,456	—

Net loss attributable to common shareholders	$(33,542)	$(84,577)	$(66,985)	$(43,927)	$(10,236)

Weighted-average shares outstanding - basic and diluted	234,010,168	210,600,111	196,348,757	123,592,086	7,225,512

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.14)	$(0.40)	$(0.34)	$(0.37)	$(1.42)
Income from discontinued operations	—	—	—	0.01	—
Net loss attributable to common shareholders per share - basic and diluted	$(0.14)	$(0.40)	$(0.34)	$(0.36)	$(1.42)

	As of December 31,
(Amounts in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data
Single-family properties, net	$7,547,856	$6,289,938	$5,710,671	$3,861,422	$505,713
Total assets	$8,107,210	$6,751,219	$6,188,815	$4,224,144	$921,458
Revolving credit facilities and term loan facility, net	$321,735	$—	$207,000	$375,000	$—
Asset-backed securitizations, net	$2,442,863	$2,473,643	$1,480,854	$—	$—
Exchangeable senior notes, net	$108,148	$—	$—	$—	$—
Secured note payable	$49,828	$50,752	$51,644	$—	$—
Total liabilities	$3,169,590	$2,815,986	$2,019,221	$573,485	$16,294
Total shareholders' equity	$4,192,936	$3,259,345	$3,450,101	$2,934,944	$904,674
Noncontrolling interest	$744,684	$675,888	$719,493	$715,715	$490
Total equity	$4,937,620	$3,935,233	$4,169,594	$3,650,659	$905,164

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2016	2015	2014	2013	2012
Other Data
Cash flows provided by (used for):
Operating activities	$278,867	$212,307	$175,504	$42,602	$(6,549)
Investing activities	$(522,398)	$(861,800)	$(1,864,951)	$(2,369,371)	$(97,470)
Financing activities	$324,804	$632,476	$1,700,013	$2,104,990	$501,217
Distributions declared per common share	$0.20	$0.20	$0.20	$0.05	$—
Distributions declared per Series A participating preferred share	$1.25	$1.25	$1.25	$0.23	$—
Distributions declared per Series B participating preferred share	$1.25	$1.25	$1.29	$—	$—
Distributions declared per Series C participating preferred share	$1.38	$1.38	$0.91	$—	$—
Distributions declared per Series D perpetual preferred share	$0.98	$—	$—	$—	$—
Distributions declared per Series E perpetual preferred share	$0.80	$—	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2016, we owned 48,422 single-family properties in selected sub-markets of MSAs in 22 states, including 1,119 properties held for sale, of which 981 properties were former ARPI properties, compared to 38,780 single-family properties in 22 states, including 45 properties held for sale, as of December 31, 2015. As of December 31, 2016, we had an additional 47 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $8.9 million. As of December 31, 2016, 44,798, or 94.7%, of our total properties (excluding held for sale properties) were leased, compared to 36,403, or 94.0%, of our total properties (excluding held for sale properties) as of December 31, 2015. As of December 31, 2016, our portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of December 31, 2016:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,342	9.2%	$701.4	8.6%	$161,536	2,121	13.2	2014
Atlanta, GA	4,039	8.5%	661.2	8.1%	163,705	2,109	15.8	2014
Houston, TX	3,153	6.7%	512.3	6.3%	162,471	2,114	11.1	2014
Indianapolis, IN	2,901	6.1%	438.1	5.4%	151,021	1,933	14.2	2013
Phoenix, AZ	2,773	5.9%	448.0	5.5%	161,551	1,814	14.2	2014
Charlotte, NC	2,861	6.0%	500.2	6.2%	174,823	2,031	13.5	2014
Nashville, TN	2,428	5.1%	481.2	5.9%	198,175	2,093	12.5	2014
Greater Chicago area, IL and IN	2,048	4.3%	369.2	4.5%	180,263	1,897	15.3	2013
Cincinnati, OH	1,952	4.1%	335.7	4.1%	171,969	1,846	14.7	2013
Raleigh, NC	1,830	3.9%	322.0	4.0%	175,930	1,845	12.2	2014
All Other (2)	18,976	40.2%	3,357.8	41.4%	176,962	1,893	13.8	2014
Total / Average	47,303	100.0%	$8,127.1	100.0%	$171,810	1,960	13.8	2014

(1)	Excludes 1,119 held for sale properties as of December 31, 2016.

(2)	Represents 32 markets in 19 states.

The following table summarizes certain key leasing metrics as of December 31, 2016:

	Total Single-family Properties (1)
Market	Not Rent Ready (2)	Leased Percentage (3)	Occupancy Percentage (3)	Avg. Contractual Monthly Rent Per Property (3)	Avg. Original Lease Term (months) (3)	Avg. Remaining Lease Term (months) (3)
Dallas-Fort Worth, TX	3	95.2%	94.7%	$1,612	12.0	6.3
Atlanta, GA	84	93.9%	93.3%	1,413	12.0	6.1
Houston, TX	1	94.3%	94.1%	1,586	12.7	7.2
Indianapolis, IN	—	96.0%	95.8%	1,320	13.4	6.8
Phoenix, AZ	—	96.6%	96.1%	1,186	12.3	7.0
Charlotte, NC	36	93.6%	92.7%	1,457	12.0	6.4
Nashville, TN	31	93.0%	92.4%	1,607	12.1	6.3
Greater Chicago area, IL and IN	—	96.6%	96.3%	1,740	13.5	6.4
Cincinnati, OH	1	97.4%	97.0%	1,485	13.0	6.2
Raleigh, NC	—	94.4%	94.2%	1,411	12.0	6.2
All Other (4)	156	94.3%	93.7%	1,484	12.2	6.5
Total / Average	312	94.7%	94.2%	$1,482	12.4	6.5

(1)	Leasing information excludes held for sale properties.

(2)	Includes properties under initial renovation and excludes vacant properties available for lease or in the turn process.

(3)	Leased percentage, occupancy percentage, average contractual monthly rent per property, average original lease term and average remaining lease term are reflected as of period end.

(4)	Represents 32 markets in 19 states.

Key Transactions in 2016

Merger with American Residential Properties, Inc.

On February 29, 2016, the Company completed the ARPI Merger, in which ARPI merged with and into a wholly owned subsidiary of us in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity. As a result of the ARPI Merger, each holder of ARPI common stock received 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership received 1.135 Class A units of our operating partnership. We issued 36,546,170 Class A common shares and 1,343,843 Class A units in connection with the ARPI Merger, representing 12.7% of the total Class A common shares, Class B common shares and units of our operating partnership, collectively, as of the acquisition date (see Note 11).

Perpetual Preferred Shares

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

Credit Facilities

During August 2016, the Company entered into a $1.0 billion credit agreement providing for a revolving credit facility in an aggregate principal amount of $650.0 million and a delayed draw term loan facility in an aggregate principal amount of $350.0 million (see Note 6).

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. During the year ended December 31, 2016, our total portfolio increased by 9,642 homes, including 8,936 homes acquired after completing the ARPI Merger, 859 homes acquired through trustee acquisitions, 346 homes acquired through broker acquisitions, 223 homes acquired through bulk acquisitions and net of 722 homes sold or rescinded, of which 418 properties were former ARPI properties. During the fourth quarter of 2016, our total portfolio increased by 269 homes, including 189 homes acquired through broker acquisitions, 158 homes acquired through trustee acquisitions, 51 homes acquired through bulk acquisitions and net of 129 homes sold or rescinded, of which 78 properties were former ARPI properties. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy.

Prior to December 10, 2014, we paid an acquisition and renovation fee to AH LLC equal to 5% of all costs and expenses incurred in connection with the initial acquisition, repair and renovation of our single-family properties for its services in identifying, evaluating, acquiring and overseeing the renovation of our properties. On December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee and we hired all of AH LLC's acquisition and renovation personnel necessary for our operations. No termination or other fee was paid to AH LLC in connection with the termination of AH LLC providing such services. As a result of the internalization of AH LLC's acquisition and renovation personnel, a larger proportion of the internalized cost structure is expensed in accordance with U.S. generally accepted accounting principles ("GAAP"), compared to the 5% acquisition and renovation fee previously paid to AH LLC, which was primarily capitalized related to asset acquisitions in accordance with GAAP and included in the cost basis of our single-family properties.

Property Operations

The acquisition of properties involves expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs between $10,000 and $25,000 to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in initially accessing our homes to prepare them for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel, whether the property is located in a judicial or non-judicial foreclosure state, if applicable, and whether or not the home is occupied at the time of acquisition. This process of finalizing the acquisition and gaining initial access to the home can range from immediate access to multiple months and, on average, takes approximately 20 to 30 days. Additionally, after gaining access to the home, the time to renovate a property can vary significantly among properties and is most impacted by the age and condition of the property. On average, it takes approximately 50 to 70 days to complete the renovation process after gaining initial access to the home. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 40 days to lease a property after completing the renovation process. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as "turnover," is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 45 to 55 days to complete the turnover process.

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

As our total portfolio occupancy is now essentially stabilized, our ability to maintain and grow revenues will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and lease renewal rates at our properties. The average increase in rent for renewals was 3.7% and 3.2%, respectively, and the average increase in rent for re-leases was 5.1% and 3.5%, respectively, for the years ended December 31, 2016 and 2015. Based on our Same-Home population of properties, we experienced retention rates of 67.5% and 68.5%, respectively, for the years ended December 31, 2016 and 2015.

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

Seasonality

We believe that our business and related operating results will be impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of tenant move-outs and move-ins during the late spring and summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets for expenses such as HVAC repairs, turn costs and landscaping expenses during the summer season.

General and Administrative Expense

General and administrative expense primarily consists of payroll and personnel costs, trustees' and officers' insurance expenses, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions.

Results of Operations

Net loss attributable to common shareholders was $33.5 million, or $0.14 per basic and diluted share, for the year ended December 31, 2016, compared to a net loss attributable to common shareholders of $84.6 million, or $0.40 per basic and diluted share, for the year ended December 31, 2015. This improvement was primarily attributable to higher revenues, a net gain on the sale of single-family properties and a gain on the conversion of Series E convertible units into Series D convertible units, partially offset by increases in property operating and depreciation expenses resulting from growth in our property count, a rise in interest expense due to higher outstanding borrowings and a loss on the early extinguishment of debt. Net loss attributable to common shareholders was $84.6 million, or $0.40 per basic and diluted share, for the year ended December 31, 2015, compared to a net loss attributable to common shareholders of $67.0 million, or $0.34 per basic and diluted share, for the year ended December 31, 2014. This decrease was primarily attributable to increases in property operating and depreciation expenses resulting from growth in our property count and a rise in interest expense due to higher outstanding borrowings, partially offset by higher revenues.

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

Comparison of the Year Ended December 31, 2016, to the Year Ended December 31, 2015

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31, 2016
	Same-Home Properties (1)	% of Revenue	Non-Same-Home and Other Properties	% of Revenue	Former ARPI Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$424,547		$234,304		$98,752		$757,603
Fees from single-family properties	5,398		3,607		1,229		10,234
Bad debt	(3,585)		(2,528)		(856)		(6,969)
Core revenues from single-family properties	426,360		235,383		99,125		760,868

Property operating expenses:
Property tax expense	77,968	18.3%	41,700	17.7%	17,667	17.8%	137,335	18.0%
HOA fees, net of tenant charge-backs	8,160	1.9%	4,678	2.0%	2,379	2.4%	15,217	2.0%
Maintenance and turnover costs, net of tenant charge-backs	30,488	7.1%	15,477	6.6%	7,604	7.7%	53,569	7.0%
In-house maintenance	3,574	0.8%	1,972	0.8%	977	1.0%	6,523	0.9%
Insurance	4,569	1.1%	2,998	1.3%	1,244	1.3%	8,811	1.2%
Property management expenses	35,267	8.3%	19,367	8.2%	8,162	8.2%	62,796	8.3%
Core property operating expenses	160,026	37.5%	86,192	36.6%	38,033	38.4%	284,251	37.4%

Core net operating income	$266,334	62.5%	$149,191	63.4%	$61,092	61.6%	$476,617	62.6%

	For the Year Ended December 31, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same-Home and Other Properties	% of Revenue	Former ARPI Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$403,252		$156,467		$—		$559,719
Fees from single-family properties	4,909		2,737		—		7,646
Bad debt	(4,333)		(1,644)		—		(5,977)
Core revenues from single-family properties	403,828		157,560		—		561,388

Property operating expenses:
Property tax expense	72,496	18.0%	28,996	18.4%	—	—%	101,492	18.1%
HOA fees, net of tenant charge-backs	8,354	2.1%	3,644	2.3%	—	—%	11,998	2.1%
Maintenance and turnover costs, net of tenant charge-backs	37,345	9.2%	10,484	6.7%	—	—%	47,829	8.5%
In-house maintenance	—	—%	—	—%	—	—%	—	—%
Insurance	5,344	1.3%	2,395	1.5%	—	—%	7,739	1.4%
Property management expenses	35,457	8.8%	13,869	8.8%	—	—%	49,326	8.8%
Core property operating expenses	158,996	39.4%	59,388	37.7%	—	—%	218,384	38.9%

Core net operating income	$244,832	60.6%	$98,172	62.3%	$—	—%	$343,004	61.1%

(1)	Includes 25,270 properties that have been stabilized longer than 90 days prior to January 1, 2015.

A reconciliation of Core NOI to net income or loss as determined in accordance with GAAP is located at the end of this Item
7— Management's Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the year ended December 31, 2016, increased $22.5 million, or 5.6%, to $426.4 million from $403.8 million for the year ended December 31, 2015. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,502 per month as of December 31, 2016, compared to $1,448 per month as of December 31, 2015, and to higher average occupancy levels, which increased to 95.1% for the year ended December 31, 2016, from 94.0% for the same period in 2015.

Non-Same Home and Other Properties

Core property revenues from Non-Same-Home and Other properties were $235.4 million and $157.6 million for the years ended December 31, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home and Other properties, which rose to 12,976 leased properties for the year ended December 31, 2016, from 7,666 leased properties for the same period in 2015.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs.

Same-Home Properties

Core property operating expenses from Same-Home properties for the year ended December 31, 2016, increased $1.0 million, or 0.6%, to $160.0 million from $159.0 million for the year ended December 31, 2015. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 37.5% for the year ended December 31, 2016, from 39.4% for the year ended December 31, 2015. This decrease was primarily attributable to lower maintenance and turnover costs, net of tenant charge-backs, as well as to higher core revenues from Same-Home properties, partially offset by higher property taxes.

Non-Same-Home and Other Properties

Core property operating expenses from Non-Same-Home and Other properties were $86.2 million and $59.4 million for the years ended December 31, 2016 and 2015, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home and Other properties, which rose to 13,888 properties for the year ended December 31, 2016, from 11,858 properties for the same period in 2015. Non-Same-Home and Other core property operating expenses as a percentage of total Non-Same-Home and other core revenues from single-family properties decreased to 36.6% for the year ended December 31, 2016, from 37.7% for the year ended December 31, 2015. This decrease was primarily attributable to higher core revenues from Non-Same-Home and Other properties.

General and Administrative Expense

General and administrative expense, which primarily consists of payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $31.0 million for the year ended December 31, 2016, compared to $24.9 million for the same period in 2015. This rise was primarily related to increases in state taxes and software costs, as well as to the growth in our portfolio. General and administrative expense for the year ended December 31, 2016, was 0.38% of total year-end assets, compared to general and administrative expense of 0.37% of total year-end assets for the same period in 2015.

Interest Expense

Interest expense was $130.8 million and $89.4 million for the years ended December 31, 2016 and 2015, respectively. This increase was primarily due to a rise in average aggregate net borrowings throughout the year, which totaled $2.9 billion at December 31, 2016, from $2.5 billion at December 31, 2015.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the year ended December 31, 2016, acquisition fees and costs expensed totaled $11.4 million, including $5.8 million of transaction costs related to the ARPI Merger and $5.6 million of other acquisition fees and costs expensed. For the year ended December 31, 2015, acquisition fees and costs expensed totaled $19.6 million, including $17.0 million of costs associated with purchases of single-family properties and $2.6 million of transaction costs related to the ARPI Merger, portfolio and bulk transactions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $298.7 million and $242.8 million for the years ended December 31, 2016 and 2015, respectively. This increase was attributable to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $15.8 million for the year ended December 31, 2016, which included $12.4 million of income and gain related to the liquidation of residential mortgage assets, $2.5 million of other income and $0.9 million of equity in income from unconsolidated joint ventures. Other revenues totaled $6.7 million for the year ended December 31, 2015, which included $5.3 million of income and gain related to residential mortgage assets and $2.0 million of other income, partially offset by $0.6 million of equity in loss from unconsolidated joint ventures.

Other Expenses

Other expenses totaled $12.0 million for the year ended December 31, 2016, which included $6.7 million of expenses related to the liquidation of residential mortgage assets, $5.0 million related to impairments on properties held for sale and $0.3 million of other expenses. Other expenses totaled $3.8 million for the year ended December 31, 2015, which included $2.5 million of expenses primarily related to residential mortgage assets and $1.3 million related to impairments on properties held for sale.

Comparison of the Year Ended December 31, 2015, to the Year Ended December 31, 2014

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home properties and total properties for the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31, 2015
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$214,177		$345,542		$559,719
Fees from single-family properties	2,809		4,837		7,646
Bad debt	(2,159)		(3,818)		(5,977)
Core revenues from single-family properties	214,827		346,561		561,388

Property operating expenses:
Property tax expense	37,050	17.2%	64,442	18.6%	101,492	18.1%
HOA fees, net of tenant charge-backs	5,017	2.3%	6,981	2.0%	11,998	2.1%
Maintenance and turnover costs, net of tenant charge-backs	20,682	9.7%	27,147	7.9%	47,829	8.5%
Insurance	3,163	1.5%	4,576	1.3%	7,739	1.4%
Property management expenses	18,862	8.8%	30,464	8.8%	49,326	8.8%
Core property operating expenses	84,774	39.5%	133,610	38.6%	218,384	38.9%

Core net operating income	$130,053	60.5%	$212,951	61.4%	$343,004	61.1%

	For the Year Ended December 31, 2014
	Same-Home Properties (1)	% of Revenue	Non-Same- Home Properties	% of Revenue	Total Portfolio	% of Revenue
Rents from single-family properties	$205,350		$171,035		$376,385
Fees from single-family properties	1,672		4,296		5,968
Bad debt	(3,406)		(2,285)		(5,691)
Core revenues from single-family properties	203,616		173,046		376,662

Property operating expenses:
Property tax expense	36,084	17.7%	27,168	15.7%	63,252	16.8%
HOA fees, net of tenant charge-backs	4,682	2.3%	3,147	1.8%	7,829	2.1%
Maintenance and turnover costs, net of tenant charge-backs	20,861	10.3%	13,531	7.8%	34,392	9.2%
Insurance	3,855	1.9%	3,067	1.8%	6,922	1.8%
Property management expenses	18,412	9.0%	14,045	8.1%	32,457	8.6%
Core property operating expenses	83,894	41.2%	60,958	35.2%	144,852	38.5%

Core net operating income	$119,722	58.8%	$112,088	64.8%	$231,810	61.5%

(1)	Includes 13,436 properties that have been stabilized longer than 90 days prior to January 1, 2014.

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

Same-Home Properties

Core property operating expenses from Same-Home properties for the year ended December 31, 2015, increased $0.9 million, or 1.0%, to $84.8 million from $83.9 million for the year ended December 31, 2014. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 39.5% for the year ended December 31, 2015, from 41.2% for the year ended December 31, 2014. This decrease was primarily attributable to lower maintenance and turnover costs, net of tenant charge-backs and a reduction in insurance expenses, as a percentage of core revenues from single-family properties.

Non-Same-Home Properties

Core property operating expenses from Non-Same-Home properties were $133.6 million and $61.0 million for the years ended December 31, 2015 and 2014, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home properties, which rose to 21,891 properties for the year ended December 31, 2015, from 11,120 properties for the same period in 2014.

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

Interest Expense

Interest expense was $89.4 million and $19.9 million for the years ended December 31, 2015 and 2014, respectively. This increase was primarily due to a rise in average aggregate net borrowings throughout the year, which totaled $2.5 billion at December 31, 2015, from $1.7 billion at December 31, 2014.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the year ended December 31, 2015, acquisition fees and costs expensed totaled $19.6 million, including $17.0 million of costs associated with purchases of single-family properties and $2.6 million of transaction costs related to the ARPI Merger, portfolio and bulk transactions. For the year ended December 31, 2014, acquisition fees and costs expensed totaled $22.4 million, including $22.1 million of acquisition fees and related costs associated with single-family properties acquired with in-place leases, as well as the Beazer Rental Homes Acquisition and the Ellington Portfolio Acquisition, and $0.3 million of transaction costs incurred in pursuing unsuccessful single-family property acquisitions (see Note 11).

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset's estimated economic useful life. Depreciation and amortization expense was $242.8 million and $165.5 million for the years ended December 31, 2015 and 2014, respectively. This increase was attributable to growth in our average number of depreciable properties.

Liquidity and Capital Resources

Our liquidity and capital resources as of December 31, 2016, included cash and cash equivalents of $118.8 million. Additionally, as of December 31, 2016, there were no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $650.0 million, and $325.0 million was outstanding under our term loan facility, which provides for maximum borrowings of up to $350.0 million. As of February 22, 2017, the Company had no outstanding borrowings under our revolving credit facility. From January 1, 2017, through February 22, 2017, the Company borrowed an additional $25.0 million under our term loan facility, resulting in an outstanding balance of $350.0 million as of February 22, 2017.

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

Cash Flows

The following table summarizes the Company's cash flows for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$278,867	$212,307	$175,504
Net cash used for investing activities	(522,398)	(861,800)	(1,864,951)
Net cash provided by financing activities	324,804	632,476	1,700,013
Net increase (decrease) in cash, cash equivalents and restricted cash	$81,273	$(17,017)	$10,566

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses.

During 2016, net cash provided by operating activities was $278.9 million, which included cash from operations of $325.2 million, partially offset by outflows of $46.3 million from other changes in operating assets and liabilities. Net cash used for investing activities was $522.4 million, which primarily consisted of cash outflows of $350.0 million related to the payoff of the credit facility in connection with the ARPI Merger, $253.2 million related to the acquisition of properties, $39.9 million of renovation costs to prepare our properties for rental, $27.8 million of other capital expenditures for single-family properties and $27.1 million for the purchase of commercial real estate, partially offset by cash inflows of $88.6 million of net proceeds received from the sales of single-family properties and $47.2 million of net proceeds received from the sales of non-performing loans. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $324.8 million, which primarily consisted of cash inflows including $482.8 million of net proceeds from the issuance of perpetual preferred shares, $325.0 million of net borrowings against our revolving credit facilities and term loan facility and $102.6 million in net proceeds from issuances of Class A common shares under our "at the market" program, partially offset by cash outflows of $381.1 million for payments on our asset-backed securitizations and $96.1 million for repurchases of our Class A common shares. Net increase in cash, cash equivalents and restricted cash during 2016 was $81.3 million.

During 2015, net cash provided by operating activities was $212.3 million, which included cash from operations of $215.6 million, partially offset by outflows of $3.3 million from other changes in operating assets and liabilities. Net cash used for investing activities was $861.8 million, which primarily consisted of cash outflows of $610.1 million related to the acquisition of properties and $147.6 million of renovation costs to prepare our properties for rental. Net cash provided by financing activities was $632.5 million, which primarily consisted of cash inflows of $1.0 billion in proceeds from our securitization transactions, partially offset by net repayments of borrowings under our credit facility of $207.0 million and $57.4 million of Class A common share repurchases. Net decrease in cash, cash equivalents and restricted cash during 2015 was $17.0 million.

During 2014, net cash provided by operating activities was $175.5 million, which included cash from operations of $153.9 million and $21.6 million from other changes in operating assets and liabilities. Net cash used for investing activities was $1.9 billion, which primarily consisted of cash outflows of $1.6 billion related to the acquisition of properties, including portfolio acquisitions, and $185.4 million of renovation costs to prepare our properties for rental. Net cash provided by financing activities was $1.7 billion, which primarily consisted of cash inflows of $1.5 billion in proceeds from our securitization transactions, partially offset by net repayments of borrowings under our credit facility of $168.0 million. Net increase in cash, cash equivalents and restricted cash during 2014 was $10.6 million.

Share Issuances

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

During February 2016, the Company issued 36,546,170 Class A common shares, $0.01 par value per share, in connection with the ARPI Merger (see Note 11).

During August 2014, the Company issued 17,782,861 Class A common shares, $0.01 par value per share, in an underwritten public offering and concurrent private placement, raising gross proceeds of $313.3 million before offering costs of $4.9 million.

During July 2014, the Company issued 8,158,001 Class A common shares, $0.01 par value per share, in connection with the acquisition of Beazer Rental Homes.

During May 2014, the Company issued 7,600,000 5.5% Series C participating preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $190.0 million before offering costs of $9.7 million.

"At the Market" Common Share Offering Program

During November 2016, the Company established an “at the market” common share offering program under which we may issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million. During the year ended December 31, 2016, the Company issued and sold 4.9 million Class A common shares for gross proceeds of $104.0 million, or $21.13 per share, and net proceeds of $102.8 million, after commissions and other expenses of approximately $1.2 million. As of December 31, 2016, $296.0 million remained available for future share issuances under the program (see Note 8).

Share Repurchase Program

On September 21, 2015, the Company announced that our board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. During the year ended December 31, 2016, we repurchased and retired 6.2 million of our Class A common shares in accordance with the program at a weighted-average price of $15.44 per share and a total price of $96.0 million. During the year ended December 31, 2015, we repurchased and retired 3.6 million of our Class A common shares in accordance with the program at a weighted-average price of $15.76 per share and a total price of $57.3 million. As of December 31, 2016, we had a remaining repurchase authorization of $146.7 million under the program (see Note 8).

Distributions

To qualify as a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. During the year ended

December 31, 2016, our board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.25 per share on our 5.0% Series B participating preferred shares, $1.38 per share on our 5.5% Series C participating preferred shares, $0.98 per share on our 6.5% Series D perpetual preferred shares, $0.80 per share on our 6.35% Series E perpetual preferred shares, $0.07 per unit on our Series C convertible units (prior to their conversion to Class A units on February 28, 2016) and $0.11 per unit on our Series D convertible units (prior to their conversion to Class A units on September 30, 2016). During the year ended December 31, 2015, our board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.25 per share on our 5.0% Series B participating preferred shares, $1.38 per share on our 5.5% Series C participating preferred shares and $0.60 per unit on our Series C convertible units. During the year ended December 31, 2014, our board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.29 per share on our 5.0% Series B participating preferred shares, $0.91 per share on our 5.5% Series C participating preferred shares and $0.60 per unit on our Series C convertible units.

Credit Facilities

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. All borrowings under the revolving credit facility accrued interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%. The revolving credit facility was secured by our operating partnership’s membership interests in entities that own certain of our single-family properties and required that we maintain certain financial covenants. In July 2016, the Company paid off the $142.0 million of borrowings that had been outstanding on the revolving credit facility, using proceeds from our 6.35% Series E perpetual preferred share offering, and terminated the revolving credit facility during August 2016. The termination of the revolving credit facility resulted in $2.7 million of charges related to deferred financing cost write-offs that were included in loss on early extinguishment of debt within the consolidated statements of operations.

In August 2016, the Company entered into a $1.0 billion credit agreement providing for a revolving credit facility in an aggregate principal amount of $650.0 million and a delayed draw term loan facility in an aggregate principal amount of $350.0 million. The interest rate on the revolving facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%. Loans under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate plus a margin ranging from 0.70% to 1.30%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to total asset value in effect from time to time. Based on current credit metrics for LIBOR based borrowings as of December 31, 2016, the revolving credit facility bears interest at 1-month LIBOR plus 1.85%, and the term loan facility bears interest at 1-month LIBOR plus 1.80%. The revolving credit facility and the term loan facility have fully extended maturity dates of August 2020 and August 2021, respectively. The credit agreement requires that we maintain certain financial covenants. As of December 31, 2016, the Company had no outstanding borrowings against the revolving credit facility, $325.0 million of outstanding borrowings against the term loan facility and was in compliance with all loan covenants (see Note 6).

Asset-backed Securitizations

May 2014 Securitization

In May 2014, we completed a private securitization transaction (the "2014-SFR1 securitization") in which a newly-formed special purpose entity (the "2014-SFR1 Borrower") entered into a loan with a third-party lender (the "2014-SFR1 Lender") for $481.0 million represented by a promissory note. In addition, the Company entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. The 2014-SFR1 Borrower under the loan is wholly owned by another special purpose entity (the "2014-SFR1 Equity Owner") and the 2014-SFR1 Equity Owner is wholly owned by our operating partnership. The loan is a two-year, floating rate loan, comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The note requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount.

The loan may be extended for three, 12-month extensions at the 2014-SFR1 Borrower's option, resulting in a fully extended maturity date of June 9, 2019, provided that there is no event of default under the loan agreement, the 2014-SFR1 Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the 2014-SFR1 Lender and the 2014-SFR1 Borrower complies with the other terms set forth in the loan agreement.

The note was immediately transferred by the 2014-SFR1 Lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $481.0 million, before issuance costs of $14.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest.

The loan was originally secured by first priority mortgages on a pool of 3,852 single-family residential properties transferred to the 2014-SFR1 Borrower from the Company's portfolio of properties. During the year ended December 31, 2016, the Company sold 47 single-family homes from the pool of single-family homes and had two that were disqualified for a total release price of $14.5 million, which was used to pay down the principal balance on the note and also reduced the pool of 3,852 single-family homes set as collateral to 3,803 single-family homes. The 2014-SFR1 Borrower's homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company's other properties. During the duration of the loan, the 2014-SFR1 Borrower's properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the 2014-SFR1 Borrower becomes a disqualified property under the terms of the loan, and the 2014-SFR1 Borrower is limited in its ability to incur any additional indebtedness.

The loan is also secured by a security interest in all of the 2014-SFR1 Borrower's personal property and a pledge of all of the assets of the 2014-SFR1 Equity Owner, including a security interest in its membership interest in the 2014-SFR1 Borrower. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings.

The loan agreement provides that the 2014-SFR1 Borrower maintain covenants typical for securitization transactions including establishing and maintaining a cash management account controlled by the 2014-SFR1 Lender to collect all rents and cash generated by the 2014-SFR1 Borrower's properties. In the absence of an event of default, the 2014-SFR1 Borrower will receive any excess cash after payment of monthly interest, principal and property related expenses. Upon the occurrence of an event of default under the loan or if the 2014-SFR1 Borrower does not maintain a debt yield (net cash flow divided by the outstanding principal balance of the loan) on the portfolio of at least 6.68%, the 2014-SFR1 Lender may transfer the excess cash to an account and apply any funds in such account as the 2014-SFR1 Lender elects, including to prepay principal and pay any amounts due under the loan. The 2014-SFR1 Lender may also foreclose on its security interests, in limited circumstances may enforce the Company's guaranty and may appoint a new property manager. As of December 31, 2016, the Company was in compliance with all covenants under the loan agreement.

The Company has accounted for the transfer of the note from its subsidiary to the trust as a sale under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 3,803 homes placed as collateral for the note. The principal balance outstanding on the note was $456.1 million and $473.8 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. The 3,803 homes and 3,852 homes set as collateral had a net book value of $575.4 million and $606.9 million as of December 31, 2016 and 2015, respectively.

The interest rate cap agreement entered into as part of the securitization transaction has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an ongoing basis. During the year ended December 31, 2016, the Company's interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive income or loss. These amounts will subsequently be reclassified into earnings in the period in which the hedged transaction affects earnings. The fair value of the interest rate cap agreement is estimated to be zero as of December 31, 2016.

September 2014 Securitization

In September 2014, we completed our second securitization transaction (the "2014-SFR2 securitization"), which was structured substantially similar to the 2014-SFR1 securitization. The principal differences from the 2014-SFR1 securitization are: (1) the loan is a fixed rate loan for $513.3 million with a 10 year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%, (2) no interest rate cap agreement was part of the transaction, (3) the loan was originally secured by first priority mortgages on a portfolio of 4,487 single-family residential properties owned by the borrower, a subsidiary of the Company and (4) in lieu of a debt yield requirement, the loan agreement provides that if the borrower does not maintain a debt service coverage ratio of at least 1.20 to 1.00, the lender may transfer cash to an account from which the lender may apply funds as it elects, including prepayment of the loan and principal. During the year ended December 31, 2016, the Company had three single-family homes that were disqualified for a total release price of $0.4 million, which was used to pay down the principal balance on the note and also reduced the pool of 4,487 single-family homes set as collateral to 4,484 single-family homes. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow (as defined in the loan agreement) divided by the aggregate debt service for the 12-month period following the date of determination. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. Gross proceeds to the Company from the 2014-SFR2 securitization, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

The Company has accounted for the transfer of the 2014-SFR2 securitization promissory note to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the Company with any ability to direct activities that could impact the trust's economic performance. Accordingly, the Company does not consolidate the trust and continues to consolidate, at historical cost basis, the 4,484 homes placed as collateral for the note. The principal balance outstanding on the note was $501.8 million and $507.3 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. Separately, the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the consolidated balance sheets. The 4,484 homes and 4,487 homes set as collateral had a net book value of $650.2 million and $672.3 million as of December 31, 2016 and 2015, respectively.

November 2014 Securitization

In November 2014, we completed our third securitization transaction (the "2014-SFR3 securitization"), which was structured substantially similar to the 2014-SFR2 securitization. The principal differences from the 2014-SFR2 securitization are: (1) the loan is a fixed rate loan for $528.4 million with a 10 year term, maturity date of December 9, 2024, and a duration-adjusted weighted-average interest rate of 4.40%, (2) the loan is secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the Company did not acquire any of the certificates associated with this transaction. Gross proceeds to the Company from the 2014-SFR3 securitization were $528.4 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,503 homes placed as collateral for the note. The principal balance outstanding on the note was $517.8 million and $523.1 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. The 4,503 homes set as collateral had a net book value of $706.3 million and $729.8 million as of December 31, 2016 and 2015, respectively.

March 2015 Securitization

In March 2015, we completed our fourth securitization transaction (the “2015-SFR1 securitization”), which was structured substantially similar to the 2014-SFR3 securitization. The principal differences from the 2014-SFR3 securitization are: (1) the loan is a fixed-rate loan for $552.8 million with a 30 year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%, (2) the loan was originally secured by first priority mortgages on a pool of 4,661 single-family residential properties and (3) the loan has an anticipated repayment date of April 9, 2025. During the year ended December 31, 2016, the Company had one single-family home that was disqualified for a total release price of $0.1 million, which was used to pay down the principal balance on the note and also reduced the pool of 4,661 single-family homes set as collateral to 4,660 single-family homes. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for eight classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $552.8 million, before issuance costs of $13.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,660 homes placed as collateral for the note. The principal balance outstanding on the note was $543.5 million and $549.1 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. The 4,660 homes and 4,661 homes set as collateral had a net book value of $710.8 million and $735.0 million as of December 31, 2016 and 2015, respectively.

September 2015 Securitization

In September 2015, we completed our fifth securitization transaction (the “2015-SFR2 securitization”), which was structured substantially similar to the 2015-SFR1 securitization. The principal differences from the 2015-SFR1 securitization are: (1) the loan is a fixed-rate loan for $477.7 million with a 30 year term, maturity date of October 9, 2045, and a duration-adjusted weighted-average interest rate of 4.36%, (2) the loan was originally secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the loan has an anticipated repayment date of October 9, 2025. During the year ended December 31, 2016, the Company had one single-family home that was disqualified for a total release price of $0.1 million, which was used to pay down the principal balance on the note and also reduced the pool of 4,125 single-family homes set as collateral to 4,124 single-family homes. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $477.7 million, before issuance costs of $11.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,124 homes placed as collateral for the note. The principal balance outstanding on the note was $472.0 million and $476.9 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. The 4,124 homes and 4,125 homes set as collateral had a net book value of $658.8 million and $681.4 million as of December 31, 2016 and 2015, respectively.

ARP 2014-SFR1 Securitization

In connection with the ARPI Merger on February 29, 2016 (see Note 11), the Company assumed a securitization loan (the "ARP 2014-SFR1 securitization”), which involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 2,875 homes held by a special purpose entity, ARP 2014-SFR1 Borrower, LLC (the “ARP 2014-SFR1 Borrower”). The ARP 2014-SFR1 Borrower under the loan was wholly owned by another special purpose entity (the “ARP 2014-SFR1 Equity Owner”) and the ARP 2014-SFR1 Equity Owner was wholly owned by the operating partnership. The loan, at the time of its origination by ARPI in August 2014, had an original principal amount of $342.2 million and an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. It was comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. Interest on the loan was paid monthly. In September 2016, the Company paid off the ARP 2014-SFR1 asset-backed securitization using available cash and borrowings from our credit facilities, which resulted in a $10.7 million loss on early extinguishment of debt related to the write-off of the discount on the securitization. The payoff of the ARP 2014-SFR1 asset-backed securitization resulted in the release of the 2,875 collateralized homes and $10.1 million of restricted cash for lender requirements.

Exchangeable Senior Notes, Net

In connection with the ARPI Merger on February 29, 2016 (see Note 11), the Company assumed 3.25% exchangeable senior notes due 2018 that have a $115.0 million aggregate principal amount and a fair value at assumption of $112.3 million. The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2016, until the maturity date of November 15, 2018. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of December 31, 2016, was 54.7701 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders. The exchangeable senior notes will be exchangeable for our common shares based on certain triggering events (see Note 6).

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

As of December 31, 2016, the exchangeable senior notes, net had a balance of $108.1 million in the consolidated balance sheets, which was net of an unamortized discount of $1.9 million and $5.0 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the consolidated balance sheets.

Secured Note Payable

In December 2014, as part of the Ellington Portfolio Acquisition, the Company assumed a $51.6 million secured note payable. The debt consists of a 5-year note payable, which is secured by a first priority mortgage on 583 of the homes acquired as part of the Ellington Portfolio Acquisition, bears interest at 4.06%, matures on July 1, 2019, and contains certain required covenants, including a minimum debt service coverage ratio of 1.47 to 1.00. As of December 31, 2016 and 2015, the secured note payable had a balance of $49.8 million and $50.8 million, respectively, in the consolidated balance sheets.

Transactions with AH LLC

45 Property Acquisition

On December 12, 2014, we and our operating partnership entered into a contribution agreement with AH LLC, pursuant to which AH LLC contributed to our operating partnership all of AH LLC's interest in 45 properties owned by AH LLC. The value of the properties was determined by broker price opinions prepared by independent third parties. In exchange for the properties, our operating partnership issued to AH LLC 653,378 Class A units valued at $17.11 per unit, the closing price on the NYSE for the Company's Class A common shares on December 11, 2014. AH LLC was liquidated in August 2016 with its ownership interests in the operating partnership distributed to its members.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

Contractual obligations as of December 31, 2016, consisted of the following (in thousands):

		Payments by Period
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Term loan facility (1)	$325,000	$—	$—	$325,000	$—
Asset-backed securitizations (2)	2,491,234	20,714	497,502	41,428	1,931,590
Exchangeable senior notes (3)	115,000	—	115,000	—	—
Secured note payable	49,828	969	48,859	—	—
Operating lease obligations	2,254	735	1,102	417	—
Purchase obligations (4)	41,711	41,711	—	—	—
Total	$3,025,027	$64,129	$662,463	$366,845	$1,931,590

(1)	Represents outstanding borrowings against the term loan facility, which excludes $3.3 million of unamortized deferred financing costs related to the term loan facility.

(2)
Represents the aggregate outstanding principal amounts on the asset-backed securitizations, which excludes $48.4 million of unamortized deferred financing costs related to the asset-backed securitizations.

(3)	Represents the face amount of the exchangeable senior notes, which excludes a $1.9 million unamortized discount and the $5.0 million equity component of the exchangeable senior notes.

(4)	Represents commitments to acquire 203 single-family properties.

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

Consolidation

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

Investments in Real Estate

Transactions in which single-family properties purchased are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition fees, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company generally engages a third-party valuation specialist to assist in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

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

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company's management function, including all administrative, financial, property management, marketing and leasing personnel, including executive management, in 2013. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, industry and market conditions, macroeconomic conditions, and other relevant entity specific events. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Impairment charges, if any, are recognized in operating results. No goodwill impairment has been recorded during the years ended December 31, 2016, 2015 and 2014. Additionally, the Company allocates a portion of goodwill to the carrying values of our leased properties sold, calculated as the sales price of the leased property over the fair value of the Company's total portfolio of single-family properties, which results in a reduction to the gain on sale of the property. The amount of goodwill allocated to leased properties sold during the year ended December 31, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of December 31, 2016, compared to $120.7 million as of December 31, 2015.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rent and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company's credit facilities, secured note payable, exchangeable senior notes and asset-backed securitizations are also financial instruments whose fair values were estimated based on market quotes for comparable instruments or discounted cash flow analysis based on timing of future cash flows, market rates and credit spreads. The Company's interest rate cap agreement and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements.

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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our TRSs will be subject to federal, state and local taxes on their income at regular corporate rates. The tax years from 2012 through 2016 remain open to examination by the taxing jurisdictions to which the Company is subject.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the "more likely than not" threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2016, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Non-GAAP Measures

Core Net Operating Income ("Core NOI")

Core NOI is a supplemental non-GAAP financial measure that we define as core revenues from single-family properties, which is calculated as rents and fees from single-family properties, net of bad debt expense, less core property operating expenses, which is calculated as property operating expenses excluding expenses reimbursed by tenant charge-backs and bad debt expense.

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

The following are reconciliations of core revenues, core property operating expenses and Core NOI to their respective GAAP metrics for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Total revenues	$878,889	$630,576	$398,874
Tenant charge-backs	(95,254)	(56,546)	(14,931)
Bad debt expense	(6,969)	(5,977)	(5,691)
Other revenues	(15,798)	(6,665)	(1,590)
Core revenues	$760,868	$561,388	$376,662

	For the Years Ended December 31,
	2016	2015	2014
Property operating expenses	$386,474	$292,155	$184,814
Property operating expenses for vacant single-family properties (1)	—	(11,248)	(19,340)
Expenses reimbursed by tenant charge-backs	(95,254)	(56,546)	(14,931)
Bad debt expense	(6,969)	(5,977)	(5,691)
Core property operating expenses	$284,251	$218,384	$144,852

(1)
Beginning January 1, 2016, property operating expenses for vacant single-family properties have been included in property operating expenses and other expenses have been included in other expenses in the consolidated statements of operations.

	For the Years Ended December 31,
	2016	2015	2014
Net loss attributable to common shareholders	$(33,542)	$(84,577)	$(66,985)
Dividends on preferred shares	40,237	22,276	18,928
Noncontrolling interest	3,751	14,353	14,965
Net income (loss)	10,446	(47,948)	(33,092)
Remeasurement of preferred shares	7,020	4,830	6,158
Remeasurement of Series E units	—	(2,100)	5,119
Gain on conversion of Series E units	(11,463)	—	—
Loss on early extinguishment of debt	13,408	—	—
Gain on sale of single-family properties, net	(14,569)	—	—
Depreciation and amortization	298,677	242,848	165,516
Acquisition fees and costs expensed	11,443	19,577	22,386
Noncash share-based compensation expense	3,636	3,125	2,586
Interest expense	130,847	89,413	19,881
General and administrative expense	30,992	24,906	21,947
Property operating expenses for vacant single-family properties (1)	—	11,248	19,340
Other expenses	11,978	3,770	3,559
Other revenues	(15,798)	(6,665)	(1,590)
Tenant charge-backs	95,254	56,546	14,931
Expenses reimbursed by tenant charge-backs	(95,254)	(56,546)	(14,931)
Bad debt expense excluded from operating expenses	6,969	5,977	5,691
Bad debt expense included in revenues	(6,969)	(5,977)	(5,691)
Core net operating income	$476,617	$343,004	$231,810

(1)
Beginning January 1, 2016, property operating expenses for vacant single-family properties have been included in property operating expenses and other expenses have been included in other expenses in the consolidated statements of operations.

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

FFO, Core FFO and Adjusted FFO attributable to common share and unit holders are not a substitute for net cash flow provided by operating activities, as determined in accordance with GAAP, as a measure of our liquidity, operating performance or ability to pay dividends. These metrics also are not necessarily indicative of cash available to fund future cash needs. Because other REITs may not compute these measures in the same manner, they may not be comparable among REITs.

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Net loss attributable to common shareholders	$(33,542)	$(84,577)	$(66,985)
Adjustments:
Noncontrolling interests in the Operating Partnership	4,313	14,510	15,229
Net loss (gain) on sale / impairment of single-family properties	(9,599)	—	—
Depreciation and amortization of real estate assets	292,286	235,002	159,286
FFO attributable to common share and unit holders	$253,458	$164,935	$107,530
Adjustments:
Acquisition fees and costs expensed	11,443	19,577	22,386
Noncash share-based compensation expense	3,636	3,125	2,586
Noncash interest expense related to acquired debt	4,564	—	—
Loss on early extinguishment of debt	13,408	—	—
Gain on conversion of Series E units	(11,463)	—	—
Remeasurement of Series E units	—	(2,100)	5,119
Remeasurement of preferred shares	7,020	4,830	6,158
Core FFO attributable to common share and unit holders	$282,066	$190,367	$143,779
Recurring capital expenditures	(31,536)	(32,204)	(31,249)
Leasing costs	(8,005)	(9,577)	(6,247)
Adjusted FFO attributable to common share and unit holders	$242,525	$148,586	$106,283

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

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to EBITDA and Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Net loss attributable to common shareholders	$(33,542)	$(84,577)	$(66,985)
Dividends on preferred shares	40,237	22,276	18,928
Noncontrolling interest	3,751	14,353	14,965
Net income (loss)	10,446	(47,948)	(33,092)
Interest expense	130,847	89,413	19,881
Depreciation and amortization	298,677	242,848	165,516
EBITDA	$439,970	$284,313	$152,305

Noncash share-based compensation expense	3,636	3,125	2,586
Acquisition fees and costs expensed	11,443	19,577	22,386
Loss (gain) on sale / impairment of single-family properties, net	(9,599)	—	—
Loss on early extinguishment of debt	13,408	—	—
Gain on conversion of Series E units	(11,463)	—	—
Remeasurement of Series E units	—	(2,100)	5,119
Remeasurement of preferred shares	7,020	4,830	6,158
Adjusted EBITDA	$454,415	$309,745	$188,554

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

As of December 31, 2016 and 2015, our variable-rate debt was comprised of borrowings on our term loan facility of $325.0 million and zero, respectively, and the outstanding balance on the AH4R 2014-SFR1 securitization of $456.1 million and $473.8 million, respectively. All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30% until the fully extended maturity date of August 2020, the term loan facility bears interest at a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.70% to 1.30% until the fully extended maturity date of August 2021, and the AH4R 2014-SFR1 securitization bears interest at a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$7,813	$4,738
Rate decrease of 1% (2)	$(4,087)	$(384)

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of December 31, 2016.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2016, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of American Homes 4 Rent

We have audited American Homes 4 Rent’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Homes 4 Rent’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Homes 4 Rent maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements and schedule of American Homes 4 Rent and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2017

ITEM 9B.    OTHER INFORMATION

On February 23, 2017, our Board of Trustees, upon recommendation of the Nominating and Corporate Governance Committee, adopted amendments to the Company’s Amended and Restated Bylaws that provide for a majority voting standard for uncontested trustee elections.

Our Board adopted amendments to Article II, Section 7 of the Bylaws to change the vote standard for the election of trustees in an uncontested election from a plurality to a majority of the votes cast. Under the adopted majority voting standard, a majority of the votes cast means that the number of shares voted “for” a trustee nominee must exceed the number of votes cast “against” that trustee nominee. In contested elections where the number of nominees exceeds the number of trustees to be elected, the vote standard will continue to be a plurality of votes cast.

In addition, our Board adopted related amendments to our Corporate Governance Guidelines to provide that if an incumbent trustee is nominated in an uncontested election and does not receive a majority vote as provided in the Bylaws, the trustee shall promptly tender his or her resignation to the Board for consideration. In such instance, the Nominating and Corporate Governance Committee will make a recommendation to the Board on whether to accept or reject the resignation, or whether other action should be taken. The Board will act on the Committee’s recommendation and publicly disclose its decision within 90 days from the date of certification of the election results. The trustee whose resignation is being considered will not participate in the recommendation of the Committee or the Board’s decision.

The foregoing summary of the amendments to the Bylaws is qualified in its entirety by the Company’s Bylaws, as amended, filed herewith as Exhibit 3.8.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to trustees will be included under the caption titled "Election of Trustees" in the Company's definitive proxy statement for the 2017 Annual Meeting to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the fiscal year ended December 31, 2016 (the "2017 Proxy Statement") and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included under the captions "Corporate Governance and Board Matters—Audit Committee" and "Corporate Governance and Board Matters—Consideration of Candidates for Trustee" in the 2017 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to Section 16(a) compliance will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics will be included under the caption "Corporate Governance and Board Matters" in the 2017 Proxy Statement and is incorporated herein by reference. Any amendments to or waivers of the code of ethics granted to the Company's executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

The information required by this item with respect to executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions titled "Corporate Governance and Board Matters," "Executive Compensation" and "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation" in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table below, will be included under the caption "Share Ownership of Certain Beneficial Owners and Management" in the 2017 Proxy Statement and is incorporated herein by reference.

Table of Contents

The following table sets forth information as of December 31, 2016, for the Company's equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,826,500	$15.69	3,173,500
Equity compensation plans not approved by security holders	—	$—	—

(1)	The Company's equity compensation plan, the 2012 Plan, is described more fully in Note 8 to the December 31, 2016 financial statements. The 2012 Plan was approved by the Company's shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions titled "Corporate Governance and Board Matters—Trustee Independence" and "Certain Relationships and Related Transactions and Legal Proceedings" in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption titled "Ratification of Independent Registered Public Accountants—Audit and Non-Audit Fees" in the 2017 Proxy Statement and is incorporated herein by reference.

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

ITEM 16.	FORM 10-K SUMMARY

None.

(a) (3)    Exhibits

Exhibit Number		Exhibit Document
2.1	‡
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

2.8	‡
Agreement and Plan of Merger by and among American Homes 4 Rent, Sunrise Merger Sub, LLC, American Homes Rent, L.P., OP Merger Sub, LLC, American Residential Properties, Inc., American Residential Properties OP, L.P. and American Residential GP, LLC, dated December 3, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 3, 2015.)

2.9	‡	Contribution Agreement dated as of December 12, 2014 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 18, 2014.)

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

Exhibit Number	Exhibit Document
3.7
Articles Supplementary for American Homes 4 Rent 6.350% Series E Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016.)

3.8	Amended and Restated Bylaws of American Homes 4 Rent (Filed herewith.)

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

10.9	Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.10	Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 2, 2015.)

10.11	Tenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed February 26, 2016.)

10.12	Eleventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2016.)

10.13	Twelfth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2016.)

10.14
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

10.16
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

10.19
Loan Agreement dated as of September 19, 2014 between AMH 2014-2 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.20
Loan Agreement dated as of November 25, 2014 between AMH 2014-3 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 2, 2014.)

10.21
Loan Agreement dated as of March 6, 2015 between AMH 2015-1 Borrower, LLC, as Borrower and Goldman Sachs Mortgage Company, as Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2015.)

10.22
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

10.26	†	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Filed herewith.)

10.27	†
Form of Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.28	†	Form of Restricted Share Agreement (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

10.29	†	Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

10.30	†
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

Exhibit Number	Exhibit Document
10.33	Amendment Number Seven to the Master Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2016.)

10.34
Credit Agreement, dated August 17, 2016, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2016.)

10.35
Sales Agreement dated November 10, 2016, by and among the Company, the Operating Partnership and FBR Capital Markets & Co., BTIG, LLC, Cantor Fitzgerald & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, Raymond James & Associates, Inc., RBC Capital Markets LLC and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed November 10, 2016.)

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of American Homes 4 Rent

We have audited the accompanying consolidated balance sheet of American Homes 4 Rent (the Company) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Homes 4 Rent at December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed (a) its presentation of debt issuance costs as a result of the adoption of the amendment to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-03 “Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs” effective January 1, 2016; and (b) changed its presentation of restricted cash in the Statement of Cash Flows by including restricted cash together with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts as a result of the adoption of the amendment to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2016-18 “Restricted Cash” effective December 31, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Homes 4 Rent's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2017

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
American Homes 4 Rent
Agoura Hills, CA

We have audited the accompanying consolidated balance sheet of American Homes 4 Rent and its subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Homes 4 Rent and its subsidiaries at December 31, 2015 and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Los Angeles, CA
February 26, 2016

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Single-family properties:
Land	$1,512,183	$1,229,017
Buildings and improvements	6,614,953	5,469,533
Single-family properties held for sale, net	87,430	7,432
	8,214,566	6,705,982
Less: accumulated depreciation	(666,710)	(416,044)
Single-family properties, net	7,547,856	6,289,938
Cash and cash equivalents	118,799	57,686
Restricted cash	131,442	111,282
Rent and other receivables, net	17,618	13,936
Escrow deposits, prepaid expenses and other assets	133,594	121,627
Deferred costs and other intangibles, net	11,956	10,429
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,655
Total assets	$8,107,210	$6,751,219

Liabilities
Revolving credit facilities	$—	$—
Term loan facility, net	321,735	—
Asset-backed securitizations, net	2,442,863	2,473,643
Exchangeable senior notes, net	108,148	—
Secured note payable	49,828	50,752
Accounts payable and accrued expenses	177,206	154,751
Amounts payable to affiliates	—	4,093
Contingently convertible Series E units liability	—	69,957
Preferred shares derivative liability	69,810	62,790
Total liabilities	3,169,590	2,815,986

Commitments and contingencies

Equity
Shareholders' equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 242,740,482 and 207,235,510 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,427	2,072
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2016 and 2015	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 37,010,000 and 17,060,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	370	171
Additional paid-in capital	4,568,616	3,554,063
Accumulated deficit	(378,578)	(296,865)
Accumulated other comprehensive income (loss)	95	(102)
Total shareholders' equity	4,192,936	3,259,345

Noncontrolling interest	744,684	675,888
Total equity	4,937,620	3,935,233

Total liabilities and equity	$8,107,210	$6,751,219

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Rents from single-family properties	$757,603	$559,719	$376,385
Fees from single-family properties	10,234	7,646	5,968
Tenant charge-backs	95,254	56,546	14,931
Other	15,798	6,665	1,590
Total revenues	878,889	630,576	398,874

Expenses:
Property operating expenses	386,474	292,155	184,814
General and administrative expense	30,992	24,906	21,947
Interest expense	130,847	89,413	19,881
Noncash share-based compensation expense	3,636	3,125	2,586
Acquisition fees and costs expensed	11,443	19,577	22,386
Depreciation and amortization	298,677	242,848	165,516
Other	11,978	3,770	3,559
Total expenses	874,047	675,794	420,689

Gain on sale of single-family properties, net	14,569	—	—
Loss on early extinguishment of debt	(13,408)	—	—
Gain on conversion of Series E units	11,463	—	—
Remeasurement of Series E units	—	2,100	(5,119)
Remeasurement of preferred shares	(7,020)	(4,830)	(6,158)

Net income (loss)	10,446	(47,948)	(33,092)

Noncontrolling interest	3,751	14,353	14,965
Dividends on preferred shares	40,237	22,276	18,928

Net loss attributable to common shareholders	$(33,542)	$(84,577)	$(66,985)

Weighted-average shares outstanding–basic and diluted	234,010,168	210,600,111	196,348,757

Net loss attributable to common shareholders per share–basic and diluted	$(0.14)	$(0.40)	$(0.34)

Dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$10,446	$(47,948)	$(33,092)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate cap agreement:
Unrealized loss on interest rate cap agreement arising during the period	—	(14)	(229)
Reclassification adjustment for amortization of interest expense included in net income (loss)	130	141	—
Unrealized gain on investment in equity securities	67	—	—
Other comprehensive income (loss)	197	127	(229)
Comprehensive income (loss)	10,643	(47,821)	(33,321)
Comprehensive income attributable to noncontrolling interests	3,714	14,345	14,979
Dividends on preferred shares	40,237	22,276	18,928
Comprehensive loss attributable to common shareholders	$(33,308)	$(84,442)	$(67,228)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2013	184,869,219	$1,848	635,075	$6	9,060,000	$91	$2,996,478	$(63,479)	$—	$2,934,944	$715,715	$3,650,659
2,770 Property Contribution	—	—	—	—	—	—	31	—	—	31	1,515	1,546
Share-based compensation	—	—	—	—	—	—	2,586	—	—	2,586	—	2,586
Issuances of Class A common shares, net of offering costs of $4,887	25,969,612	260	—	—	—	—	453,411	—	—	453,671	—	453,671
Issuances of participating preferred shares, net of offering costs of $10,567	—	—	—	—	8,000,000	80	165,701	—	—	165,781	—	165,781
Issuance of Class A units	—	—	—	—	—	—	—	—	—	—	11,179	11,179
Distribution to equity holders
Preferred shares	—	—	—	—	—	—	—	(18,928)	—	(18,928)	—	(18,928)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(23,881)	(23,881)
Common shares	—	—	—	—	—	—	—	(39,698)	—	(39,698)	—	(39,698)
Net (loss) income	—	—	—	—	—	—	—	(48,057)	—	(48,057)	14,965	(33,092)
Total other comprehensive loss	—	—	—	—	—	—	—	—	(229)	(229)	—	(229)
Balances at December 31, 2014	210,838,831	$2,108	635,075	$6	17,060,000	$171	$3,618,207	$(170,162)	$(229)	$3,450,101	$719,493	$4,169,594
Share-based compensation	—	—	—	—	—	—	3,125	—	—	3,125	—	3,125
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	30,281	—	—	—	—	—	111	—	—	111	—	111
Repurchase of Class A common shares	(3,633,602)	(36)	—	—	—	—	(57,347)	—	—	(57,383)	—	(57,383)
Purchase of outside interests in RJ joint ventures	—	—	—	—	—	—	(10,033)	—	—	(10,033)	(34,375)	(44,408)
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(22,276)	—	(22,276)	—	(22,276)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(23,583)	(23,583)
Common shares	—	—	—	—	—	—	—	(42,126)	—	(42,126)	—	(42,126)
Net (loss) income	—	—	—	—	—	—	—	(62,301)	—	(62,301)	14,353	(47,948)
Total other comprehensive income	—	—	—	—	—	—	—	—	127	127	—	127
Balances at December 31, 2015	207,235,510	$2,072	635,075	$6	17,060,000	$171	$3,554,063	$(296,865)	$(102)	$3,259,345	$675,888	$3,935,233

American Homes 4 Rent
Consolidated Statements of Equity (Continued)
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2015	207,235,510	$2,072	635,075	$6	17,060,000	$171	$3,554,063	$(296,865)	$(102)	$3,259,345	$675,888	$3,935,233
Share-based compensation	—	—	—	—	—	—	3,636	—	—	3,636	—	3,636
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	213,878	2	—	—	—	—	3,032	—	—	3,034	—	3,034
Issuance of Class A common shares and units	41,466,118	414	—	—	—	—	613,835	—	—	614,249	18,814	633,063
Issuance of perpetual preferred shares, net of offering costs of $15,996	—	—	—	—	19,950,000	199	482,613	—	—	482,812	—	482,812
Redemptions of Class A units	40,632	1	—	—	—	—	503	—	—	504	(903)	(399)
Repurchases of Class A common shares	(6,215,656)	(62)	—	—	—	—	(96,036)	—	—	(96,098)	—	(96,098)
Assumption of exchangeable senior notes	—	—	—	—	—	—	6,970	—	—	6,970	—	6,970
Conversion of Series E units to Series D units	—	—	—	—	—	—	—	—	—	—	58,494	58,494
Distributions to equity holders:										—		—
Preferred shares	—	—	—	—	—	—	—	(40,237)	—	(40,237)	—	(40,237)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,360)	(11,360)
Common shares	—	—	—	—	—	—	—	(48,171)	—	(48,171)	—	(48,171)
Net income (loss)	—	—	—	—	—	—	—	6,695	—	6,695	3,751	10,446
Total other comprehensive income	—	—	—	—	—	—	—	—	197	197	—	197
Balances at December 31, 2016	242,740,482	$2,427	635,075	$6	37,010,000	$370	$4,568,616	$(378,578)	$95	$4,192,936	$744,684	$4,937,620

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$10,446	$(47,948)	$(33,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	298,677	242,848	165,516
Noncash amortization of deferred financing costs	10,475	8,305	1,767
Noncash amortization of discount on exchangeable senior notes	2,820	—	—
Noncash amortization of discount on ARP 2014-SFR1 securitization	1,744	—	—
Noncash share-based compensation	3,636	3,125	2,586
Provision for bad debt	6,969	5,977	5,691
Loss on early extinguishment of debt	13,408	—	—
Gain on conversion of Series E units to Series D units	(11,463)	—	—
Remeasurement of Series E units	—	(2,100)	5,119
Remeasurement of preferred shares	7,020	4,830	6,158
Equity in net (earnings) loss of unconsolidated ventures	(860)	591	138
Net gain on sale of single-family properties	(14,569)	—	—
Loss on impairment of single-family properties	4,970	—	—
Net gain on resolutions of mortgage loans	(8,126)	—	—
Other changes in operating assets and liabilities:
Rent and other receivables	(9,704)	(10,542)	(10,115)
Prepaid expenses and other assets	(5,996)	(8,212)	4,185
Deferred leasing costs	(8,005)	(9,577)	(6,247)
Accounts payable and accrued expenses	(13,291)	16,569	33,495
Amounts payable to affiliates	(9,284)	8,441	303
Net cash provided by operating activities	278,867	212,307	175,504

Investing activities
Cash paid for single-family properties	(252,841)	(608,952)	(1,349,912)
Change in escrow deposits for purchase of single-family properties	(312)	(1,115)	(52,671)
Beazer Rental Homes portfolio acquisition	—	—	(108,246)
Ellington portfolio acquisition	—	—	(74,356)
Cash acquired in noncash business combinations	25,020	—	2,202
Payoff of credit facility in connection with ARPI merger	(350,000)	—	—
Net proceeds received from sales of single-family properties	88,590	—	—
Net proceeds received from sales of non-performing loans	47,186	—	—
Purchase of commercial office buildings	(27,105)	—	—
Investment in unconsolidated joint ventures	—	(20,000)	(24,862)
Purchase of outside interests in RJ joint ventures	—	(44,408)	—
Investments in mortgage financing receivables	—	(12,373)	(57,346)
Collections from mortgage financing receivables	19,425	—	—
Distributions from unconsolidated joint ventures	8,347	—	—
Renovations to single-family properties	(39,912)	(147,583)	(185,449)
Other capital expenditures for single-family properties	(27,807)	(27,369)	(14,311)
Other purchases of productive assets	(12,989)	—	—
Net cash used for investing activities	(522,398)	(861,800)	(1,864,951)

Financing activities
Proceeds from issuance of Class A common shares	102,830	—	308,435
Payments of Class A common share offering costs	(227)	—	—
Proceeds from issuance of participating preferred shares	—	—	189,433
Proceeds from issuance of perpetual preferred shares	498,750	—	—
Payments of perpetual preferred shares issuance costs	(15,938)	—	—
Proceeds from exercise of stock options	3,171	251	431
Repurchase of Class A common shares	(96,098)	(57,383)	—
Redemptions of Class A units	(399)	—	—
American Homes 4 Rent
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Financing activities (continued)
Proceeds from asset-backed securitizations	—	1,030,559	1,497,039
Payments on asset-backed securitizations	(381,117)	(19,739)	(3,315)
Proceeds from revolving credit facilities	951,000	827,000	1,828,000
Payments on revolving credit facilities	(951,000)	(1,034,000)	(1,996,000)
Proceeds from term loan facility	325,000	—	—
Payments on term loan facility	—	—	—
Payments on secured note payable	(924)	(892)	—
Distributions to noncontrolling interests	(11,360)	(23,583)	(23,881)
Distributions to common shareholders	(48,171)	(42,126)	(39,698)
Distributions to preferred shareholders	(40,237)	(22,276)	(18,928)
Deferred financing costs paid	(10,476)	(25,335)	(41,503)
Net cash provided by financing activities	324,804	632,476	1,700,013

Net increase (decrease) in cash, cash equivalents and restricted cash	81,273	(17,017)	10,566
Cash, cash equivalents and restricted cash, beginning of period	168,968	185,985	175,419
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$250,241	$168,968	$185,985

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(115,814)	$(77,445)	$(14,303)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$(2,876)	$821	$7,173
Amounts payable to affiliates related to property acquisitions	$—	$—	$5,720
Conversion of nonperforming loans to properties	$3,554	$20,317	$5,561
Accrued distribution to Series C convertible units	$—	$4,698	$4,698

Contribution of properties (see Note 10)
Issuance of Class A units	$—	$—	$11,179

Acquisitions for equity (see Note 11)
Single-family properties	$—	$—	$144,834
Cash and cash equivalents	$—	$—	$2,202
Other net assets and liabilities	$—	$—	$(4,886)
Deferred costs and other intangibles, net	$—	$—	$2,655
Class A common shares issued	$—	$—	$(144,805)

Merger with ARPI (see Note 11)
Single-family properties	$1,277,253	$—	$—
Restricted cash	$9,521	$—	$—
Rent and other receivables, net	$843	$—	$—
Escrow deposits, prepaid expenses and other assets	$35,134	$—	$—
Deferred costs and other intangibles, net	$22,696	$—	$—
Asset-backed securitization	$(329,703)	$—	$—
Exchangeable senior notes, net	$(112,298)	$—	$—
Accounts payable and accrued expenses	$(38,485)	$—	$—
Class A common shares and units issued	$(530,460)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent is a Maryland REIT formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of December 31, 2016, the Company held 48,422 single-family properties in 22 states, including 1,119 properties held for sale, compared to 38,780 single-family properties in 22 states, including 45 properties held for sale, as of December 31, 2015.

From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the "Advisor") and the leasing, managing and advertising of our properties were overseen and directed by American Homes 4 Rent Management Holdings, LLC (the "Property Manager"), both of which were subsidiaries of AH LLC. On June 10, 2013, we acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D convertible units and 4,375,000 Series E convertible units in our operating partnership, therefore internalizing our management including all administrative, financial, property management, marketing and leasing personnel, including executive management. The Company consolidates the Advisor and the Property Manager and the results of these operations are reflected in the consolidated financial statements. Effective August 31, 2016, AH LLC was liquidated and its ownership interests in the operating partnership were distributed to its members.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, the operating partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with ASC 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB"). In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements have been made.

Effective January 1, 2016, in accordance with Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, deferred financing costs, net of amortization, related to our asset-backed securitizations have been classified in asset-backed securitizations, net within the consolidated balance sheets. Prior to January 1, 2016, these costs were included in deferred costs and other intangibles, net within the consolidated balance sheets. All prior period amounts have been reclassified to conform to the current presentation. This resulted in the reclassification of $56.6 million of deferred financing costs, net of amortization, from deferred costs and other intangibles, net to asset-backed securitizations, net as of December 31, 2015, in the consolidated balance sheets.

Effective January 1, 2016, due to the stabilization of our portfolio and the majority of our properties having been initially leased, vacant single-family properties and other expenses have been reclassified in the consolidated statements of operations, with vacant single-family property operating expenses combined with leased single-family property operating expenses, which are both included in property operating expenses within the consolidated statements of operations, and other expenses reclassified to other expenses within the consolidated statements of operations. This resulted in the reclassification of the $15.0 million and $22.9 million of vacant single-family properties and other expenses for the years ended December 31, 2015 and 2014, respectively, with $11.2 million and $19.3 million, respectively, of vacant single-family property operating expenses reclassified to property operating expenses and $3.8 million and $3.6 million, respectively, of other expenses reclassified to other expenses in the consolidated statements of operations.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Effective July 1, 2016, due to recently increased volume in the Company's sales of single-family properties, gains and losses from the sales of single-family properties have been included in gain on sale of single-family properties, net within the consolidated statements of operations. Prior period net gains from the sales of single-family properties, which totaled $0.2 million and $0.7 million for the three months ended March 31, 2016, and June 30, 2016, respectively, were previously included in other revenues and have been reclassified to gain on sale of single-family properties, net to conform to the current presentation. Prior year net gains and losses from the sales of single-family properties have not been reclassified as the amounts were immaterial.

Effective December 31, 2016, in accordance with our adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes restricted cash together with cash and cash equivalents when reconciling the beginning and ending balances shown in the statements of cash flows, which has the effect of excluding the presentation of transfers between restricted and unrestricted cash amounts in the statements of cash flows. Prior to the adoption, the beginning and ending balances presented in the statements of cash flows included only cash and cash equivalents, and transfers between restricted and unrestricted cash amounts were presented within operating and investing activities based on the nature of the amounts. All prior period amounts have been reclassified to conform to the current presentation. This resulted in $111.3 million, $77.2 million and $26.4 million of restricted cash as of December 31, 2015, 2014 and 2013, respectively, being added to cash, cash equivalents and restricted cash in the consolidated statements of cash flows.
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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our TRSs will be subject to federal, state and local taxes on their income at regular corporate rates. The tax years from 2012 through 2016 remain open to examination by the taxing jurisdictions to which the Company is subject.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the "more likely than not" threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2016, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Investments in Real Estate

Transactions in which single-family properties purchased are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company generally engages a third-party valuation specialist to assist management in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

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

Single-family Properties Held for Sale and Discontinued Operations

Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties held for sale, net within the consolidated balance sheets. As of December 31, 2016 and 2015, the Company had 1,119 and 45 single-family properties, respectively, classified as held for sale, and recorded $5.0 million of impairment on single-family properties held for sale for the year ended December 31, 2016, which was included in other expenses within the consolidated statements of operations.

The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with ASU No. 2014-08 ("ASU 2014-08"), "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which the Company adopted January 1, 2015, on a prospective basis. Prior to the adoption of ASU 2014-08, gains on dispositions of single-family properties that had been in operation were included in income from discontinued operations, whereas gains on dispositions of single-family properties with no historical or immaterial operating results were included in other revenues within the consolidated statements of operations.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No material impairments were recorded during the years ended December 31, 2016, 2015 and 2014.

Leasing Costs

Direct and incremental costs incurred to lease properties are capitalized and amortized over the term of the leases, which generally have a term of one year.

Depreciation and Amortization

Depreciation is computed on a straight-line basis over the estimated useful lives of buildings, improvements and other assets. Buildings are depreciated over 30 years and improvements and other assets are depreciated over their estimated economic useful lives, generally 3 to 30 years. We consider the value of in-place leases in the allocation of the purchase price, and amortize such amounts on a straight-line basis over the remaining terms of the leases. The unamortized portion of the value of in-place leases is included in deferred costs and other intangibles, net within the consolidated balance sheets.

Intangible Assets

Intangible assets are amortized on a straight-line basis over the asset's estimated economic life and are tested for impairment based on undiscounted cash flows and, if impaired, are written down to fair value based on discounted cash flows. The identified intangible assets are amortized over amortizable lives of 4.7 years for trademark and 7.0 years for database.

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2016, 2015 and 2014.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company's management function, including all administrative, financial, property management, marketing and leasing personnel, including executive management, in 2013. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, industry and market conditions, macroeconomic conditions, and other relevant entity specific events. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Impairment charges, if any, are recognized in operating results. No goodwill impairment was recorded during the years ended December 31, 2016, 2015 and 2014. Additionally, the Company allocated a portion of goodwill to the carrying values of our leased properties sold, calculated as the sales price of the leased property over the fair value of the Company's total portfolio of single-family properties, which resulted in a reduction to the gain on sale of the property. The amount of goodwill allocated to leased properties sold during the year ended December 31, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of December 31, 2016, compared to $120.7 million as of December 31, 2015.

Deferred Financing Costs

Financing costs related to the origination of the Company's revolving credit facility are deferred and amortized as interest expense on an effective interest method over the contractual term of the applicable financing. They are presented net of accumulated amortization and have been included in deferred costs and other intangibles, net within the consolidated balance sheets. Financing

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

costs related to the origination of the Company's term loan credit facility and asset-backed securitizations are also deferred and amortized as interest expense on an effective interest method over the contractual term of the applicable financing. They are presented net of accumulated amortization and are netted against the related debt instrument under liabilities within the consolidated balance sheets.

Cash, Cash Equivalents and Restricted Cash
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

Restricted cash primarily consists of funds held related to resident security deposits and cash reserves in accordance with certain loan agreements. Funds held related to resident security deposits are restricted during the term of the related lease agreement, which is generally one year. Cash reserved in connection with lender requirements is restricted during the term of the related debt instrument.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flows to the corresponding financial statement line items in the consolidated balance sheets as of December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Balance Sheet:
Cash and cash equivalents	118,799	57,686	108,787
Restricted cash	131,442	111,282	77,198
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	250,241	168,968	185,985

Escrow Deposits

Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties. In addition, escrow deposits include amounts paid for single-family properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Nonperforming Loans

Nonperforming loans are carried at cost and placed on nonaccrual status as it is probable that the principal or interest is not fully collectible. For nonperforming loans that are converted into a home through foreclosure or other form of resolution, the Company adjusts the property value to market value and it is moved into single-family properties in the consolidated balance sheets. As of December 31, 2016, the Company had a total investment of $0.2 million in three nonperforming loans, compared to $34.6 million in 265 nonperforming loans as of December 31, 2015. These investments were included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, overall delinquencies and available security deposits. The Company's allowance for doubtful accounts was $5.7 million and $3.0 million as of December 31, 2016 and 2015, respectively, and included in rent and other receivables, net within the consolidated balance sheets.

Revenue and Expense Recognition

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

The carrying amount of rent and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. Beginning in 2016, the Company's interest rate cap agreement and preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements (see Note 15).

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

Segment Reporting

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. The Company's properties are geographically dispersed and management evaluates operating performance at the market level. The Company did not have any geographic market concentrations representing 10% or more of total net book value of single-family properties as of December 31, 2016.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which had involved determining the fair value of individual assets and liabilities of a reporting unit to measure goodwill. Instead, goodwill impairment will be determined as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for any goodwill impairment tests performed after January 1, 2017. The Company is currently assessing the impact of the guidance on our financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changed the definition of a business and will now require management to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. When this is the case, the transferred assets and activities is not a business. This determination is important as the accounting treatment for business combinations and asset acquisitions differs since transactions costs are expensed in a business combination and capitalized in an asset acquisition. The guidance will be effective for public companies for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted. The guidance will be applied prospectively to any transactions occurring within the period of adoption. The Company adopted this guidance as of January 1, 2017, on a prospective basis, which results in our leased properties no longer meeting the definition of a business. Therefore, dispositions of properties with in-place leases will no longer result in a reduction to goodwill.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods with early adoption permitted. The Company adopted this guidance effective December 31, 2016. The impact on our financial statements of this adoption was described above.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce the existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods with early adoption permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently assessing the impact of the adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), to amend the accounting for credit losses for certain financial instruments by requiring companies to recognize an estimate of expected credit losses as an allowance in order to recognize such losses more timely than under previous guidance that had allowed companies to wait until it was probable such losses had been incurred. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently assessing the impact of the guidance on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

cash flows. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on our financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Among other changes, it modifies the criteria used in the variable interest model and eliminates the presumption that a general partner should consolidate a limited partnership in the voting model. The guidance became effective for the Company for annual reporting periods beginning after December 15, 2015, and for interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance January 1, 2016, with no material impact on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), which requires management to evaluate the entity’s ability to continue as a going concern and to provide related footnote disclosures, if necessary. Each annual and interim period, management will be required to evaluate relevant conditions, events and certain management plans to assess whether there is substantial doubt about the entity’s ability to continue as a going concern. To determine if the disclosures are necessary, management will need to assess whether its plans will alleviate substantial doubt of the entity’s going concern. The guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this guidance as of December 31, 2016, with no material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, and for interim periods within that annual period. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on our financial statements as our lease terms are generally less than one year.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 3. Single-Family Properties

Single-family properties, net, consists of the following as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Number of properties	Net book value
Leased single-family properties	44,798	$7,040,000
Single-family properties being renovated	312	57,200
Single-family properties being prepared for re-lease	91	14,453
Vacant single-family properties available for lease	2,102	348,773
Single-family properties held for sale	1,119	87,430
Total	48,422	$7,547,856

	December 31, 2015
	Number of properties	Net book value
Leased single-family properties	36,403	$5,895,482
Single-family properties being renovated	476	75,055
Single-family properties being prepared for re-lease	178	28,525
Vacant single-family properties available for lease	1,678	283,444
Single-family properties held for sale	45	7,432
Total	38,780	$6,289,938

Single-family properties, net increased $1.2 billion to $7.5 billion as of December 31, 2016, compared to $6.3 billion as of December 31, 2015, primarily related to the acquisition of 8,936 properties in connection with the ARPI Merger (see Note 11). Single-family properties, net as of December 31, 2016, and December 31, 2015, included $14.3 million and $8.5 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $262.1 million, $223.9 million and $150.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, the Company sold 712 homes which generated total net proceeds of $88.6 million and resulted in a net gain on sale of $13.9 million. In accordance with ASC 350, Intangibles—Goodwill and Other, the Company allocated a portion of goodwill to the carrying values of its leased properties sold, which resulted in a reduction to the gain on sale. The amount of goodwill allocated to leased properties sold during the year ended December 31, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of December 31, 2016, compared to $120.7 million as of December 31, 2015.

Note 4. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $5.7 million and $3.0 million, as of December 31, 2016 and 2015, respectively. Also included in rent and other receivables, net, are non-tenant receivables, which totaled $0.6 million and $1.0 million as of December 31, 2016 and 2015, respectively.

We generally rent our single-family properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties as of December 31, 2016 were as follows (in thousands):

Year
2017	$386,756
2018	4,148
2019	125
2020	4
Total	$391,033

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 5. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consists of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Deferred leasing costs	$7,470	$8,692
Deferred financing costs	6,552	12,454
Intangible assets:
Value of in-place leases	4,739	152
Trademark	3,100	3,100
Database	2,100	2,100
	23,961	26,498
Less: accumulated amortization	(12,005)	(16,069)
Total	$11,956	$10,429

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $31.2 million, $13.1 million and $15.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, which has been included in depreciation and amortization expense within the consolidated statements of operations. Deferred financing costs relate to our revolving credit facilities. Amortization of deferred financing costs was $2.3 million, $2.4 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2016, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
2017	$3,314	$1,641	$895	$660	$300
2018	—	1,641	21	92	300
2019	—	1,641	2	—	300
2020	—	1,017	—	—	132
Total	$3,314	$5,940	$918	$752	$1,032

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 6. Debt

The following table presents the Company's debt as of December 31, 2016 and 2015 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2016	December 31, 2015
AH4R 2014-SFR1 securitization (2)	2.31%	June 9, 2019	$456,074	$473,755
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	501,810	507,305
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	517,827	523,109
AH4R 2015-SFR1 securitization (3)	4.14%	April 9, 2045	543,480	549,121
AH4R 2015-SFR2 securitization (4)	4.36%	October 9, 2045	472,043	476,920
Total asset-backed securitizations			2,491,234	2,530,210
Exchangeable senior notes	3.25%	November 15, 2018	115,000	—
Secured note payable	4.06%	July 1, 2019	49,828	50,752
Revolving credit facilities (5)	2.62%	August 16, 2020	—	—
Term loan facility (6)	2.57%	August 16, 2021	325,000	—
Total debt (7)			2,981,062	2,580,962
Unamortized discount on exchangeable senior notes			(1,883)	—
Equity component of exchangeable senior notes			(4,969)	—
Deferred financing costs, net (8)			(51,636)	(56,567)
Total debt per balance sheet			$2,922,574	$2,524,395

(1)	Interest rates are as of December 31, 2016. Unless otherwise stated, interest rates are fixed percentages.

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

(5)
The revolving credit facility that was entered into in August 2016 provides for a borrowing capacity of up to $650.0 million, with a fully extended maturity date of August 2020, and bears interest at a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of December 31, 2016, plus 1-month LIBOR.

(6)
The term loan facility provides for a borrowing capacity of up to $350.0 million, with a fully extended maturity date of August 2021, and bears interest at a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.70% to 1.30%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of December 31, 2016, plus 1-month LIBOR.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, secured note payable, revolving credit facilities and term loan facility as of December 31, 2016 and 2015.

(8)
Deferred financing costs relate to our asset-backed securitizations and our term loan facility. Amortization of deferred financing costs was $8.5 million and $7.0 million for the years ended December 31, 2016 and 2015, respectively.

Asset-backed Securitizations

May 2014 Securitization

In May 2014, we completed a private securitization transaction (the "2014-SFR1 securitization") in which a newly-formed special purpose entity (the "2014-SFR1 Borrower") entered into a loan with a third-party lender (the "2014-SFR1 Lender") for $481.0 million represented by a promissory note. In addition, the Company entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. The 2014-SFR1 Borrower under the loan is wholly owned by another special purpose entity (the "2014-SFR1 Equity Owner") and the 2014-SFR1 Equity Owner is wholly owned by our operating partnership. The loan is a two-year, floating rate loan, comprised of six floating rate components computed monthly based on 1-month

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

LIBOR for each interest period plus a fixed component spread for each of the six components resulting in a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The note requires monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount.

The loan may be extended for three, 12-month extensions at the 2014-SFR1 Borrower's option, resulting in a fully extended maturity date of June 9, 2019, provided that there is no event of default under the loan agreement, the Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the 2014-SFR1 Lender and the 2014-SFR1 Borrower complies with the other terms set forth in the loan agreement.

The note was immediately transferred by the 2014-SFR1 Lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all of the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $481.0 million, before issuance costs of $14.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest.

The loan was originally secured by first priority mortgages on a pool of 3,852 single-family residential properties transferred to the 2014-SFR1 Borrower from the Company's portfolio of properties. During the year ended December 31, 2016, the Company sold 47 single-family homes from the pool of single-family homes and had two that were disqualified for a total release price of $14.5 million, which was used to pay down the principal balance on the note and also reduced the pool of 3,852 single-family homes set as collateral to 3,803 single-family homes. The 2014-SFR1 Borrower's homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company's other properties. During the duration of the loan, the 2014-SFR1 Borrower's properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the 2014-SFR1 Borrower becomes a disqualified property under the terms of the loan, and the 2014-SFR1 Borrower is limited in its ability to incur any additional indebtedness.

The loan is also secured by a security interest in all of the 2014-SFR1 Borrower's personal property and a pledge of all of the assets of the 2014-SFR1 Equity Owner, including a security interest in its membership interest in the 2014-SFR1 Borrower. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings.

The loan agreement provides that the 2014-SFR1 Borrower maintain covenants typical for securitization transactions including establishing and maintaining a cash management account controlled by the 2014-SFR1 Lender to collect all rents and cash generated by the 2014-SFR1 Borrower's properties. In the absence of an event of default, the 2014-SFR1 Borrower will receive any excess cash after payment of monthly interest, principal and property related expenses. Upon the occurrence of an event of default under the loan or if the 2014-SFR1 Borrower does not maintain a debt yield (net cash flow divided by the outstanding principal balance of the loan) on the portfolio of at least 6.68%, the 2014-SFR1 Lender may transfer the excess cash to an account and apply any funds in such account as the 2014-SFR1 Lender elects, including to prepay principal and pay any amounts due under the loan. The 2014-SFR1 Lender may also foreclose on its security interests, in limited circumstances may enforce the Company's guaranty and may appoint a new property manager. As of December 31, 2016, the Company was in compliance with all covenants under the loan agreement.

The Company has accounted for the transfer of the note from its subsidiary to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust. Accordingly, the Company continues to consolidate, at historical cost basis, the 3,803 homes placed as collateral for the note. The principal balance outstanding on the note was $456.1 million and $473.8 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. The 3,803 homes and 3,852 homes set as collateral had a net book value of $575.4 million and $606.9 million as of December 31, 2016 and 2015, respectively.

The interest rate cap agreement entered into as part of the securitization transaction has been formally designated as a cash flow hedge at inception and will be regularly assessed for effectiveness on an ongoing basis. During the year ended December 31, 2016, the Company's interest rate cap agreement was 100% effective as a cash flow hedge and, as a result, changes in fair value have been classified in accumulated other comprehensive income or loss. These amounts will subsequently be reclassified into earnings in the period in which the hedged transaction affects earnings. The fair value of the interest rate cap agreement is estimated to be zero as

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

of December 31, 2016, (see Note 15) and has been included in escrow deposits, prepaid expenses and other assets in the consolidated balance sheets.

September 2014 Securitization

In September 2014, we completed our second securitization transaction (the "2014-SFR2 securitization"), which was structured substantially similar to the 2014-SFR1 securitization. The principal differences from the 2014-SFR1 securitization are: (1) the loan is a fixed rate loan for $513.3 million with a 10 year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%, (2) no interest rate cap agreement was part of the transaction, (3) the loan was originally secured by first priority mortgages on a portfolio of 4,487 single-family residential properties owned by the borrower, a subsidiary of the Company and (4) in lieu of a debt yield requirement, the loan agreement provides that if the borrower does not maintain a debt service coverage ratio of at least 1.20 to 1.00, the lender may transfer cash to an account from which the lender may apply funds as it elects, including prepayment of the loan and principal. During the year ended December 31, 2016, the Company had three single-family homes that were disqualified for a total release price of $0.4 million, which was used to pay down the principal balance on the note and also reduced the pool of 4,487 single-family homes set as collateral to 4,484 single-family homes. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow (as defined in the loan agreement) divided by the aggregate debt service for the 12 month period following the date of determination. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. Gross proceeds to the Company from the 2014-SFR2 securitization, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

The Company has accounted for the transfer of the 2014-SFR2 securitization promissory note to the trust as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the note was both originated by the third-party lender and immediately transferred at the same fair market value. The Company has also evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the Company with any ability to direct activities that could impact the trust's economic performance. The Company does not consolidate the trust and continues to consolidate, at historical cost basis, the 4,484 homes placed as collateral for the note. The principal balance outstanding on the note was $501.8 million and $507.3 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. Separately, the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the consolidated balance sheets. The 4,484 homes and 4,487 homes set as collateral had a net book value of $650.2 million and $672.3 million as of December 31, 2016 and 2015, respectively.

November 2014 Securitization

In November 2014, we completed our third securitization transaction (the "2014-SFR3 securitization"), which was structured substantially similar to the 2014-SFR2 securitization. The principal differences from the 2014-SFR2 securitization are: (1) the loan is a fixed rate loan for $528.4 million with a 10 year term, maturity date of December 9, 2024, and a duration-adjusted weighted-average interest rate of 4.40%, (2) the loan is secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the Company did not acquire any of the certificates associated with this transaction. Gross proceeds to the Company from the 2014-SFR3 securitization were $528.4 million, before issuance costs of $12.9 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,503 homes placed as collateral for the note. The principal balance outstanding on the note was $517.8 million and $523.1 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. The 4,503 homes set as collateral had a net book value of $706.3 million and $729.8 million as of December 31, 2016 and 2015, respectively.

March 2015 Securitization

In March 2015, we completed our fourth securitization transaction (the “2015-SFR1 securitization”), which was structured substantially similar to the 2014-SFR3 securitization. The principal differences from the 2014-SFR3 securitization are: (1) the loan is a fixed-rate loan for $552.8 million with a 30 year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%, (2) the loan was originally secured by first priority mortgages on a pool of 4,661 single-family residential properties owned by the Borrower, a subsidiary of the Company and (3) the loan has an anticipated repayment date of April 9, 2025.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2016, the Company had one single-family home that was disqualified for a total release price of $0.1 million, which was used to pay down the principal balance on the note and also reduced the pool of 4,661 single-family homes set as collateral to 4,660 single-family homes. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for eight classes of single-family rental pass-through certificates representing all of the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $552.8 million, before issuance costs of $13.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,660 homes placed as collateral for the note. The principal balance outstanding on the note was $543.5 million and $549.1 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. The 4,660 homes and 4,661 homes set as collateral had a net book value of $710.8 million and $735.0 million as of December 31, 2016 and 2015, respectively.

September 2015 Securitization

In September 2015, we completed our fifth securitization transaction (the “2015-SFR2 securitization”), which was structured substantially similar to the 2015-SFR1 securitization. The principal differences from the 2015-SFR1 securitization are: (1) the loan is a fixed-rate loan for $477.7 million with a 30 year term, maturity date of October 9, 2045, and a duration-adjusted weighted-average interest rate of 4.36%, (2) the loan was originally secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the borrower, a subsidiary of the Company and (3) the loan has an anticipated repayment date of October 9, 2025. During the year ended December 31, 2016, the Company had one single-family home that was disqualified for a total release price of $0.1 million, which was used to pay down the principal balance on the note and also reduced the pool of 4,125 single-family homes set as collateral to 4,124 single-family homes. The note was immediately transferred by the third-party lender to a subsidiary of the Company and then to a REMIC trust in exchange for seven classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, a subsidiary of the Company sold the certificates to investors for gross proceeds of $477.7 million, before issuance costs of $11.3 million. Proceeds from this transaction were used to pay down the outstanding balance on the credit facility and for general corporate purposes. The Company consolidates, at historical cost basis, the 4,124 homes placed as collateral for the note. The principal balance outstanding on the note was $472.0 million and $476.9 million as of December 31, 2016 and 2015, respectively, and was included in asset-backed securitizations, net within the consolidated balance sheets. The 4,124 homes and 4,125 homes set as collateral had a net book value of $658.8 million and $681.4 million as of December 31, 2016 and 2015, respectively.

ARP 2014-SFR1 Securitization

In connection with the ARPI Merger on February 29, 2016 (see Note 11), the Company assumed a securitization loan (the "ARP 2014-SFR1 securitization”), which involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 2,875 homes held by a special purpose entity, ARP 2014-SFR1 Borrower, LLC (the “ARP 2014-SFR1 Borrower”). The ARP 2014-SFR1 Borrower under the loan was wholly owned by another special purpose entity (the “ARP 2014-SFR1 Equity Owner”) and the ARP 2014-SFR1 Equity Owner was wholly owned by the operating partnership. The loan, at the time of its origination by ARPI in August 2014, had an original principal amount of $342.2 million and an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. It was comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in an effective weighted-average interest rate of 1-month LIBOR plus 2.11%. Interest on the loan was paid monthly.

The 2,875 homes securing the loan were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loan, the ARP 2014-SFR1 Borrower’s properties were not generally able to be transferred, sold or otherwise securitized, the Company could have substituted properties only if a property owned by the ARP 2014-SFR1 Borrower became a disqualified property under the terms of the loan, and the ARP 2014-SFR1 Borrower was limited in its ability to incur any additional indebtedness.

The loan was also secured by a security interest in all of the ARP 2014-SFR1 Borrower’s personal property and a pledge of all of the assets of the ARP 2014-SFR1 Equity Owner, including a security interest in its membership interest in the ARP 2014-SFR1 Borrower. The Company provided a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loan and all other obligations under the loan agreement in the event of insolvency or bankruptcy proceedings. The loan required that we maintained certain covenants, including but not limited to, a minimum debt yield on the

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

collateral pool of properties. In September 2016, the Company paid off the ARP 2014-SFR1 asset-backed securitization using available cash and borrowings from our credit facilities, which resulted in a $10.7 million loss on early extinguishment of debt related to the write-off of the discount on the securitization. The payoff of the ARP 2014-SFR1 asset-backed securitization resulted in the release of the 2,875 collateralized homes and $10.1 million of restricted cash for lender requirements.

Exchangeable Senior Notes, Net

In connection with the ARPI Merger on February 29, 2016 (see Note 11), the Company assumed 3.25% exchangeable senior notes due 2018 that have a $115.0 million aggregate principal amount and a fair value at assumption of $112.3 million. The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. Interest is payable in arrears on May 15 and November 15 of each year, beginning May 15, 2016, until the maturity date of November 15, 2018. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of December 31, 2016, was 54.7701 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders.

Prior to the close of business on the business day immediately preceding August 15, 2018, the notes will be exchangeable at the option of the holders only under the following circumstances: (1) during any calendar quarter beginning after December 31, 2013 (and only during such quarter) if the closing sale price per share of our common stock is more than 130% of the then-current exchange price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the 5 consecutive business-day period following any 5 consecutive trading-day period in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing sale price per share of our common stock multiplied by the then-current exchange rate; or (3) upon the occurrence of specified corporate transactions described in the indenture. On or after August 15, 2018, the notes will be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date. Subject to its election to satisfy its exchange obligations entirely in shares of our common stock, upon exchange, the operating partnership will pay or deliver, as the case may be, to exchanging holders in respect of each $1,000 principal amount of notes being exchanged a settlement amount either solely in cash, solely in common shares or in a combination of cash and shares of our common stock.

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

As of December 31, 2016, the exchangeable senior notes, net had a balance of $108.1 million in the consolidated balance sheets, which was net of an unamortized discount of $1.9 million and $5.0 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the consolidated balance sheets.

Secured Note Payable

In December 2014, as part of the Ellington Portfolio Acquisition, the Company assumed a $51.6 million secured note payable. The debt consists of a 5-year note payable, which is secured by a first priority mortgage on 583 of the homes acquired as part of the Ellington Portfolio Acquisition, bears interest at 4.06%, matures on July 1, 2019, and contains certain required covenants, including a minimum debt service coverage ratio of 1.47 to 1.00. As of December 31, 2016 and 2015, the secured note payable had a balance of $49.8 million and $50.8 million, respectively, in the consolidated balance sheets.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Credit facilities

In March 2013, the Company entered into a $500.0 million senior secured revolving credit facility with a financial institution, which was subsequently amended in September 2013 to, among other things, expand our borrowing capacity to $800.0 million and extend the repayment period to September 30, 2018. All borrowings under the credit facility accrued interest at 1-month LIBOR plus 2.75% until March 2017, and thereafter at 1-month LIBOR plus 3.125%. The credit facility was secured by our operating partnership’s membership interests in entities that own certain of our single-family properties and required that we maintain certain financial covenants. In July 2016, the Company paid off the $142.0 million of borrowings that had been outstanding on the credit facility, using proceeds from our 6.35% Series E perpetual preferred share offering, and terminated the credit facility in August 2016. The termination of the credit facility resulted in $2.7 million of charges during the third quarter of 2016, related to deferred financing cost write-offs, that were included in loss on early extinguishment of debt within the consolidated statements of operations.

In August 2016, the Company entered into a $1.0 billion credit agreement providing for a revolving credit facility in an aggregate principal amount of $650.0 million and a delayed draw term loan facility in an aggregate principal amount of $350.0 million. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%. Loans under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate plus a margin ranging from 0.70% to 1.30%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to total asset value in effect from time to time. Based on current credit metrics for LIBOR based borrowings as of December 31, 2016, the revolving credit facility bears interest at 1-month LIBOR plus 1.85%, and the term loan facility bears interest at 1-month LIBOR plus 1.80%. The credit agreement includes an accordion feature allowing the revolving credit facility or the term loan facility to be increased to an aggregate amount not to exceed $1.75 billion, subject to certain conditions. The facilities mature on August 16, 2019. No amortization payments are required on the term loan facility prior to the maturity date. The Company has the option to extend the maturity date of the revolving credit facility for up to one year, and has two options to extend the maturity date of the term loan facility for up to one year each, in both cases upon payment of an extension fee. The credit agreement requires that we maintain certain financial covenants. As of December 31, 2016, the Company had no outstanding borrowings against the revolving credit facility, $325.0 million of outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facilities and amortization of deferred financing costs, the discounts on the ARP 2014-SFR1 securitization and exchangeable senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Gross interest cost	$133,137	$98,103	$33,077
Capitalized interest	(2,290)	(8,690)	(13,196)
Interest expense	$130,847	$89,413	$19,881

American Homes 4 Rent
Notes to Consolidated Financial Statements

Note 7. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Accounts payable	$9	$1,173
Accrued property taxes	46,091	46,024
Other accrued liabilities	31,262	26,031
Accrued construction and maintenance liabilities	9,899	11,429
Resident security deposits	70,430	53,819
Prepaid rent	19,515	16,275
Total	$177,206	$154,751

Note 8. Shareholders' Equity

Class A Common Shares

In February 2016, the Company issued 36,546,170 Class A common shares, $0.01 par value per share, in connection with the ARPI Merger (see Note 11).

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

"At the Market" Common Share Offering Program
In November 2016, the Company established an “at the market” common share offering program under which we may issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million. The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program does not have an expiration date, but may be suspended or terminated by the Company at any time. During the year ended December 31, 2016, the Company issued and sold 4.9 million Class A common shares for gross proceeds of $104.0 million, or $21.13 per share, and net proceeds of $102.8 million, after commissions and other expenses of approximately $1.2 million. Net proceeds from the issuances were used to acquire and renovate single-family properties and for working capital and general corporate purposes. As of December 31, 2016, $296.0 million remained available for future share issuances under the program.

Share Repurchase Program

On September 21, 2015, the Company announced that our board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. In addition, the excess of the purchase price over the par value of shares repurchased is recorded as a reduction to additional paid-in capital. During the year ended December 31, 2016, we repurchased and retired 6.2 million of our Class A common shares in accordance with the program at a weighted-average price of $15.44 per share and a total price of $96.0 million. During the year ended December 31, 2015, we repurchased and retired 3.6 million of our Class A common shares in accordance with the program at a weighted-average price of $15.76 per share and a total price of $57.3 million. As of December 31, 2016, we had a remaining repurchase authorization of $146.7 million under the program.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Class B Common Shares

Former AH LLC members received a total of 635,075 shares of Class B common shares in the Company in connection with its investment in the 2012 Offering and the 2,770 Property Contribution. Each Class B common share generally entitles the holder to 50 votes on all matters that the holders of Class A common shares are entitled to vote. The issuance of Class B common shares to former AH LLC members allows former AH LLC members a voting right associated with its investment in the Company no greater than if it had solely received Class A common shares. Additionally, when the voting interest from Class A common shares and Class B common shares are added together, a shareholder is limited to a 30% total voting interest. Each Class B common share has the same economic interest as a Class A common share.

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

In December 2013 and January 2014, the Company issued 4,400,000 5.0% Series B participating preferred shares in an underwritten public offering which raised gross proceeds of $110.0 million before offering costs of $6.6 million.

In October 2013, the Company issued 5,060,000 5.0% Series A participating preferred shares in an underwritten public offering, which raised gross proceeds of $126.5 million before offering costs of $7.3 million.

As of December 31, 2016, the initial liquidation preference, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company's outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $476.2 million.

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

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

Class A Units

Class A units represent voting equity interests in our operating partnership. Holders of Class A units in our operating partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for the Company's Class A common shares on a one-for-one basis. The Company owned 81.4% and 93.5% of the total 298,931,517 and 222,311,255 Class A units outstanding as of December 31, 2016 and 2015, respectively.

In February 2016, the Company issued 1,343,843 Class A units in connection with the ARPI Merger (see Note 11).

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

Conversion of Series E Convertible Units into Series D Convertible Units

The Series E convertible units represented non-voting equity interests in our operating partnership. Series E convertible units did not participate in any distributions and were convertible into Series D convertible units on February 29, 2016, subject to an earn-out provision based on the level of pro forma annualized EBITDA contribution, as defined, of the Advisor and the Property Manager. The terms of the earn-out provision were met in full and, therefore, the 4,375,000 Series E convertible units were converted into Series D convertible units on a one-for-one basis on February 29, 2016. The fair value of the Series D convertible units was estimated using a Monte Carlo simulation model, which was primarily driven by the most recent trading price of the Company’s Class A common shares into which the Series D convertible units are ultimately convertible. Based on this valuation, the conversion of Series E convertible units into Series D convertible units resulted in a gain of $11.5 million which was recorded in gain on conversion of Series E units within the consolidated statements of operations. Additionally, the Series E convertible units had a $2.8 million contingent beneficial conversion feature that represents a return to the Series E convertible unit holders in the form of additional noncontrolling interest, calculated as the difference between the estimated fair value of the Series D units and the Class A units at the time of the conversion of the Series E units into Series D units in February 2016. The contingent beneficial conversion feature was recognized when the contingency was met, which occurred when the Series D units converted into Class A units on September 30, 2016.

Conversion of Series D Convertible Units into Class A Units

The Series D convertible units represented non-voting equity interests in our operating partnership owned by former AH LLC members and began participating in distributions, representing 70% of distributions declared on Class A units, 30 months after their issuance. The Series D convertible units were automatically convertible into Class A units on a one-for-one basis only after the later of (1) 30 months after the date of issuance and (2) the earlier of (i) the date on which adjusted funds from operations per Class A common share aggregated to $0.80 or more over four consecutive quarters following the original issuance date of the units and (ii) the date on which the daily closing price of our Class A common shares on the NYSE averaged $18.00 or more for two consecutive quarters following the original issuance date of the units. On September 30, 2016, the above-referenced conversion contingency was met and the 8,750,000 Series D convertible units (including the 4,375,000 Series E units that converted into Series D units on February 29, 2016) were converted into Class A units on a one-for-one basis, which resulted in a $7.6 million noncash charge (including $2.8 million from the Series E units that converted to Series D units on February 29, 2016) that was included in noncontrolling interest within the consolidated statements of operations. The noncash charge relates to a contingent beneficial conversion feature that represents a return to the Series D convertible unit holders in the form of additional noncontrolling interest,

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

calculated as the difference between the estimated fair value of the Series D units and the Class A units at the time of their respective issuances, which was recognized when the contingency was met.

Distributions

To qualify as a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. During the year ended December 31, 2016, our board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.25 per share on our 5.0% Series B participating preferred shares, $1.38 per share on our 5.5% Series C participating preferred shares, $0.98 per share on our 6.5% Series D perpetual preferred shares, $0.80 per share on our 6.35% Series E perpetual preferred shares, $0.07 per unit on our Series C convertible units (prior to their conversion to Class A units on February 28, 2016) and $0.11 per unit on our Series D convertible units (prior to their conversion to Class A units on September 30, 2016). During the year ended December 31, 2015, our board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.25 per share on our 5.0% Series B participating preferred shares, $1.38 per share on our 5.5% Series C participating preferred shares and $0.60 per unit on our Series C convertible units. During the year ended December 31, 2014, our board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.29 per share on our 5.0% Series B participating preferred shares, $0.91 per share on our 5.5% Series C participating preferred shares and $0.60 per unit on our Series C convertible units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company's consolidated balance sheets primarily consists of the interest held by former AH LLC members in units in the Company's operating partnership. Former AH LLC members owned 54,276,644 and 14,440,670, or approximately 18.2% and 6.5%, of the total 298,931,517 and 222,311,255 Class A units in our operating partnership as of December 31, 2016 and 2015, respectively. Additionally, former AH LLC members owned zero and all 31,085,974 of the Series C convertible units and owned zero and all 4,375,000 of the Series D convertible units in our operating partnership as of December 31, 2016 and 2015, respectively. Noncontrolling interest also includes interests held by former ARPI employees in Class A units of the Company's operating partnership, which were issued in connection with the ARPI Merger in February 2016. Former ARPI Class A unit holders owned 1,279,316, or approximately 0.4% of the total 298,931,517 Class A units in the operating partnership as of December 31, 2016. Also included in noncontrolling interest is the outside ownership interest in a consolidated subsidiary of the Company.

The following table summarizes the activity that relates to the Company’s noncontrolling interest as reflected in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Preferred income allocated to Series C convertible units	$3,027	$18,792	$18,600
Net loss allocated to Class A units	(6,417)	(4,282)	(3,372)
Net income allocated to Series D convertible units	134	—	—
Beneficial conversion feature related to conversion of Series D and E units	7,569	—	—
Net loss allocated to noncontrolling interests in certain consolidated subsidiaries	(562)	(157)	(263)
Total noncontrolling interest	$3,751	$14,353	$14,965

2012 Equity Incentive Plan

In 2012, we adopted the 2012 Equity Incentive Plan (the "Plan") to provide persons with an incentive to contribute to the success of the Company and to operate and manage our business in a manner that will provide for the Company's long-term growth and profitability. The Plan provides for the issuance of up to 6,000,000 Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, restricted stock, unrestricted shares, dividend equivalent rights and performance-based awards. The Plan terminates in November 2022, unless it is earlier terminated by our board of trustees.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2016, the Company granted stock options for 708,000 Class A common shares and 74,100 restricted stock units to certain employees of the Company. During the year ended December 31, 2015, the Company granted stock options for 588,500 Class A common shares and 44,000 restricted stock units to certain employees of the Company. During the year ended December 31, 2014, the Company granted stock options for 1,270,000 Class A common shares and 92,000 restricted stock units to certain employees of the Company.

All of the options and restricted stock units granted during the years ended December 31, 2016, 2015 and 2014, vest over four years and expire 10 years from the date of grant. Noncash share-based compensation expense related to these options is based on the estimated fair value on the date of grant and is recognized in expense over the service period. Such expense is adjusted to consider estimated forfeitures. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period.

The following table summarizes stock option activity under the Plan for the years ended December 31, 2016, 2015 and 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at December 31, 2013	1,190,000	$15.48	9.3	$862
Granted	1,270,000	16.74
Exercised	(28,750)	15.00		74
Forfeited	(266,250)	15.88
Options outstanding at December 31, 2014	2,165,000	$16.17	8.8	$1,890
Granted	588,500	16.49
Exercised	(16,600)	15.16		19
Forfeited	(252,500)	16.57
Options outstanding at December 31, 2015	2,484,400	$16.22	8.0	$1,225
Granted	708,000	14.15
Exercised	(196,000)	16.18		790
Forfeited	(169,900)	16.38
Options outstanding at December 31, 2016	2,826,500	$15.69	7.6	$14,956
Options exercisable at December 31, 2016	1,245,375	$15.94	6.7	$6,276

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares issued during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Weighted-average fair value	$2.82	$4.57	$5.06
Expected term (years)	7.0	7.0	7.0
Dividend yield	3.0%	3.0%	3.0%
Volatility	27.3%	35.9%	38.5%
Risk-free interest rate	1.5%	1.9%	2.2%

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activity that relates to the Company's restricted stock units under the Plan for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Restricted stock units at beginning of period	91,650	85,000	—
Units awarded	74,100	44,000	92,000
Units vested	(27,250)	(22,000)	—
Units forfeited	(8,350)	(15,350)	(7,000)
Restricted stock units at end of the period	130,150	91,650	85,000

Total non-cash share-based compensation expense related to stock options and restricted stock units was $3.6 million, $3.1 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was a total unrecognized compensation cost of $4.1 million for unvested stock options and $1.3 million for unvested restricted stock and restricted stock units, which includes estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock and restricted stock units is expected to be recognized over a weighted-average period of 1.43 and 2.13 years, respectively.

Note 9. Related Party Transactions

As of December 31, 2016 and 2015, former AH LLC members owned approximately 2.8% and 3.3%, respectively, of our outstanding Class A common shares. On a fully-diluted basis, former AH LLC members held (including consideration of 635,075 Class B common shares as of December 31, 2016 and 2015, 54,276,644 and 14,440,670 Class A units as of December 31, 2016 and 2015, respectively, zero and all 31,085,974 Series C convertible units as of December 31, 2016 and 2015, respectively, zero and all 4,375,000 Series D convertible units as of December 31, 2016 and 2015, respectively, and zero and all 4,375,000 Series E convertible units as of December 31, 2016 and 2015, respectively) an approximate 18.4% and 22.1% interest at December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had a net receivable of $5.2 million due from affiliates primarily related to expense reimbursements due from a joint venture, which was included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. As of December 31, 2015, the Company had a net payable of $4.1 million payable to affiliates related to declared and unpaid distributions on the Series C units, partially offset by expense reimbursements from affiliates, which was included in amounts payable to affiliates within the consolidated balance sheets.

In June 2014, the Company and the Alaska Permanent Fund Corporation ("APFC") formed a joint venture (the "Alaska Joint Venture II"). As of December 31, 2016 and 2015, we had contributed $40.0 million to the Alaska Joint Venture II and APFC had contributed $160.0 million. During the year ended December 31, 2016, the Alaska Joint Venture II paid distributions totaling $28.8 million and $7.2 million to APFC and us, respectively. The Alaska Joint Venture II did not pay any distributions during the years ended December 31, 2015 and 2014. In evaluating the Company's interest in the Alaska Joint Venture II, we concluded that the entity is not a variable interest entity after applying the variable interest model and, therefore, we account for our interest in the Alaska Joint Venture II as an investment in an unconsolidated subsidiary after applying the voting interest model using the equity method of accounting and in connection with our adoption of the new consolidation guidance. As of December 31, 2016 and 2015, the balance of the Company's investment in the Alaska Joint Venture II was $32.5 million and $39.7 million, respectively, which is included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. The Company has a promoted interest in the Alaska Joint Venture II in addition to owning 20% of its equity.

Agreement on Investment Opportunities

In November 2012, the Company entered into an Agreement on Investment Opportunities with AH LLC under which we paid an acquisition and renovation fee equal to 5% of all costs and expenses we incurred in connection with the initial acquisition, repair and renovation of single-family properties (net of any broker fees received by the Property Manager) for its services in identifying, evaluating, acquiring and overseeing the renovation of the properties we purchase. On June 10, 2013, we entered into an Amended and Restated Agreement on Investment Opportunities. Under the terms of the Amended and Restated Agreement on Investment Opportunities, on December 10, 2014, AH LLC ceased providing acquisition and renovation services for us, we stopped paying AH LLC an acquisition and renovation fee, we hired all of AH LLC's acquisition and renovation personnel necessary for our

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

operations and AH LLC ceased paying the Company a monthly fee of $0.1 million for the maintenance and use of certain intellectual property transferred to us once we completed the internalization of management in June 2013. During the year ended December 31, 2014, we incurred $86.0 million in aggregate acquisition and renovation fees to AH LLC prior to the termination of the Amended and Restated Agreement on Investment Opportunities, of which $67.5 million was capitalized related to asset acquisitions and included in the cost of single-family properties and $22.1 million was expensed related to property acquisitions with in-place leases and to the acquisition of Beazer Pre-Owned Rental Homes, Inc. ("Beazer Rental Homes"). AH LLC was liquidated during August 2016 with its ownership interests in the operating partnership distributed to its members.

Employee Administration Agreement

On June 10, 2013, we entered into an employee administration agreement with Malibu Management, Inc. ("MMI"), an affiliate of AH LLC, to obtain the exclusive services of personnel of the Advisor and the Property Manager, who were previously employees of MMI under the direction of AH LLC. Under the terms of the agreement, we obtained the exclusive service of the employees dedicated to us for all management and other personnel dedicated to our business and were able to direct MMI to implement employment decisions with respect to the employees dedicated to us. We were required to reimburse MMI for all compensation and benefits and costs associated with the employees dedicated to us. We did not pay any fee or any other form of compensation to MMI. The agreement with MMI terminated on December 31, 2014. Effective January 1, 2015, all employees previously employed by MMI and performing services on our behalf became our employees. Compensation and benefit costs paid by MMI and passed through to us under the agreement during the year ended December 31, 2014, totaled $41.9 million.

Note 10. Contributions by AH LLC

45 Property Acquisition

On December 12, 2014, we and our operating partnership entered into a contribution agreement with AH LLC, pursuant to which AH LLC contributed to our operating partnership all of AH LLC's interest in 45 properties owned by AH LLC. The value of the properties was determined by broker price opinions prepared by independent third parties. In exchange for the properties, our operating partnership issued to AH LLC 653,378 Class A units valued at $17.11 per unit, the closing price on the NYSE for the Company's Class A common shares on December 11, 2014. The Class A units owned by AH LLC were distributed to its individual members when AH LLC was liquidated in August 2016.

Note 11. Acquisitions

2016 Acquisitions

Merger with American Residential Properties, Inc.

On February 29, 2016, the Company completed the ARPI Merger, in which ARPI merged with and into a wholly owned subsidiary of us in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity (the "ARPI Merger"). The purpose of this acquisition was to solidify our position as the largest public owner and operator of single-family rental properties, increase scale and achieve operating synergies. ARPI’s portfolio is substantially similar to our own, meets our high quality portfolio standards and the acquisition of their portfolio has allowed us to add density in key markets. As a result of the ARPI Merger, each holder of ARPI common stock received 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership received 1.135 Class A units of our operating partnership. We issued 36,546,170 Class A common shares and 1,343,843 Class A units in connection with the ARPI Merger, representing 12.7% of the total Class A common shares, Class B common shares and units of our operating partnership, collectively, as of the acquisition date. The equity transaction consideration of $530.5 million was calculated based on the 36,546,170 Class A common shares and 1,343,843 Class A units issued in connection with the ARPI Merger valued at the Company’s closing share price on the acquisition date of $14.00 per share. Transaction costs incurred by the Company related to the ARPI Merger totaled $7.4 million, of which $5.8 million and $1.6 million was incurred during the years ended December 31, 2016 and 2015, respectively.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the allocation of the estimated fair values of the assets and liabilities acquired as part of the ARPI Merger as of the acquisition date (in thousands):

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

Since the completion of the ARPI Merger, the Company has consolidated the 8,936 single-family properties acquired as part of the transaction and the related results of these operations are reflected in the Company’s consolidated financial statements.

The following table presents the total revenues and net income attributable to the ARPI Merger that are included in our consolidated statements of operations for the year ended December 31, 2016 (in thousands):

For the Period from February 29, 2016 to December 31, 2016
Total revenues	$119,245
Net income	$1,237

Pro Forma Supplemental Information

The following table presents the Company’s supplemental consolidated pro forma total revenues and net loss as if the ARPI Merger had occurred on January 1, 2015 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015
Pro forma total revenues (1)	$900,958	$754,710
Pro forma net loss (1)	$(8,989)	$(54,995)
Pro forma net loss per share (1)	$(0.22)	$(0.37)

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the ARPI Merger occurred on January 1, 2015.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

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

Pro Forma Supplemental Information

The following table presents the Company's supplemental consolidated unaudited pro forma total revenues and net income as if the Ellington Portfolio Acquisition and the Beazer Rental Homes Acquisition had occurred on January 1, 2013 (in thousands):

	For the Years Ended December 31,
	2014	2013
Pro forma total revenues (1)	$421,033	$176,340
Pro forma net loss (1)	$(32,858)	$(32,161)

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the Ellington Portfolio Acquisition and the Beazer Rental Homes Acquisition occurred on January 1, 2013.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Note 12. Earnings per Share

The following table reflects the computation of net loss per share on a basic and diluted basis for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$10,446	$(47,948)	$(33,092)
Noncontrolling interest	3,751	14,353	14,965
Dividends on preferred shares	40,237	22,276	18,928
Net loss attributable to common shareholders	$(33,542)	$(84,577)	$(66,985)

Denominator:
Weighted-average shares (1)	234,010,168	210,600,111	196,348,757

Net loss per share—basic and diluted	$(0.14)	$(0.40)	$(0.34)

(1)
Total weighted-average shares for the years ended December 31, 2016, 2015 and 2014, excludes an aggregate of 88,269,789, 73,912,694 and 73,586,644, respectively, shares or units in our operating partnership, participating preferred shares, common shares issuable upon exercise of stock options, restricted stock units and common shares issuable upon conversion of our exchangeable senior notes from dilutive securities because they were antidilutive due to the net loss attributable to common shareholders in those periods.

Note 13. Commitments and Contingencies

As part of our operations, we lease office space for our corporate and property management offices under non-cancelable operating lease agreements, which expire on various dates through 2021.

Rent expense related to our operating leases for the years ended December 31, 2016, 2015 and 2014, was as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Rent expense	$2,124	$2,099	$1,867
Less: income from subleases	(187)	(9)	(11)
Net rent expense	$1,937	$2,090	$1,856

Future lease obligations under our operating leases as of December 31, 2016, were as follows (in thousands):

Year
2017	$1,159
2018	925
2019	522
2020	278
2021	138
Total lease commitments	3,022
Less: income from subleases	(768)
Net lease commitments	$2,254

As of December 31, 2016 and 2015, we had commitments to acquire 203 and 12 single-family properties, respectively, with an aggregate purchase price of $41.7 million and $1.7 million, respectively.

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, the Company had sales in escrow for approximately 57 of our single-family properties for an aggregate selling price of $6.6 million.

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $0.7 million, $0.5 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

Note 14. Noncash Transactions

On February 29, 2016 we completed the ARPI Merger in a stock-for-stock transaction. Each holder of ARPI common stock received 1.135 of our Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI's operating partnership received 1.135 Class A units of our operating partnership. We issued 36,546,170 Class A common shares and 1,343,843 Class A units in connection with the ARPI Merger, representing 12.7% of the total Class A common shares, Class B common shares and units of our operating partnership, collectively, as of the acquisition date (see Note 11).

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

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

Our credit facilities, term loan facility, asset-backed securitizations and secured note payable are also financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. Our exchangeable senior notes are also financial instruments, which are classified as Level 2 in the fair value hierarchy as their fair value is estimated using observable inputs, based on the market value of the last trade at the end of the period. The following table displays the carrying values and fair values of our debt instruments as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
2014-SFR1 securitization	$456,074	$465,343	$473,755	$472,258
2014-SFR2 securitization	501,810	510,941	507,305	476,952
2014-SFR3 securitization	517,827	530,549	523,109	489,448
2015-SFR1 securitization	543,480	553,689	549,121	496,673
2015-SFR2 securitization	472,043	483,901	476,920	433,633
Total asset-backed securitizations (1)	2,491,234	2,544,423	2,530,210	2,368,964
Exchangeable senior notes, net (2)	108,148	142,808	—	—
Secured note payable	49,828	50,053	50,752	48,631
Term loan facility (3)	325,000	325,000	—	—
Total debt	$2,974,210	$3,062,284	$2,580,962	$2,417,595

(1)	The carrying values of the asset-backed securitizations exclude $48.4 million and $56.6 million of deferred financing costs as of December 31, 2016, and December 31, 2015, respectively.

(2)	The carrying value of the exchangeable senior notes, net is presented net of an unamortized discount.

(3)
The carrying value of the term loan facility excludes $3.3 million of deferred financing costs as of December 31, 2016. As our term loan facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.70% to 1.30%, management believes that the carrying value of the term loan facility as of December 31, 2016, reasonably approximates fair value.

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

The following tables set forth the fair value of the contingently convertible Series E units liability and preferred shares derivative liability as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Preferred shares derivative liability	$—	$—	$69,810	$69,810

	December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingently convertible Series E units liability	$—	$—	$69,957	$69,957
Preferred shares derivative liability	$—	$—	$62,790	$62,790

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

The following table presents changes in the fair values of our Level 3 financial instruments, consisting of our contingently convertible Series E units liability and preferred shares derivative liability, which are measured on a recurring basis with changes in fair value recognized in remeasurement of Series E convertible units and remeasurement of preferred shares, respectively, in the consolidated statements of operations, for the years ended December 31, 2016 and 2015 (in thousands):

Description	January 1, 2016	Conversions	Gain and remeasurement included in earnings	December 31, 2016
Liabilities:
Contingently convertible Series E units liability	$69,957	$(58,494)	$(11,463)	$—
Preferred shares derivative liability	$62,790	$—	$7,020	$69,810

Description	January 1, 2015	Conversions	Remeasurement included in earnings	December 31, 2015
Liabilities:
Contingently convertible Series E units liability	$72,057	$—	$(2,100)	$69,957
Preferred shares derivative liability	$57,960	$—	$4,830	$62,790

Changes in inputs or assumptions used to value the preferred shares derivative liability may have a material impact on the resulting valuation.

Note 16. Quarterly Financial Information (unaudited)

The following table presents summarized quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth (1)
2016
Rents from single-family properties	$167,995	$193,491	$197,137	$198,980
Net income (loss)	$5,028	$(3,753)	$(167)	$9,338
Net (loss) income attributable to common shareholders	$(4,377)	$(10,404)	$(21,152)	$2,391
Net (loss) income attributable to common shareholders per share—basic	$(0.02)	$(0.04)	$(0.09)	$0.01
Net loss attributable to common shareholders per share—diluted	$(0.02)	$(0.04)	$(0.09)	$(0.01)

	Quarter
	First	Second	Third	Fourth
2015
Rents from single-family properties	$120,680	$137,818	$148,815	$152,406
Net loss	$(8,265)	$(8,398)	$(19,938)	$(11,347)
Net loss attributable to common shareholders	$(17,790)	$(17,697)	$(28,616)	$(20,474)
Net loss attributable to common shareholders per share—basic and diluted	$(0.08)	$(0.08)	$(0.14)	$(0.10)

American Homes 4 Rent
Notes to Consolidated Financial Statements (Continued)

(1)
In the fourth quarter of 2016, the Company corrected its allocation of income and loss between operating partnership unit holders, which resulted in an adjustment to net income (loss) attributable to noncontrolling interest. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, the Company assessed the materiality of this adjustment on its financial statements for the years ended December 31, 2016, 2015 and 2014, as well as the quarters within those annual periods. As a result, the Company recorded a $5.7 million reduction to noncontrolling interest in the consolidated balance sheet as of December 31, 2016, as well as a corresponding reduction to net income attributable to noncontrolling interest in the consolidated statement of operations for the three months ended December 31, 2016. Prior quarter and prior year amounts have not been revised as the effect was immaterial.

Note 17. Subsequent Events

Credit Facilities

As of February 22, 2017, the Company had no outstanding borrowings under our revolving credit facility. From January 1, 2017, through February 22, 2017, the Company borrowed an additional $25.0 million under our term loan facility, resulting in an outstanding balance of $350.0 million as of February 22, 2017.

Subsequent Dispositions

From January 1, 2017 through February 22, 2017, we disposed of 60 properties for aggregate net proceeds of approximately $6.3 million.

Subsequent Acquisitions

From January 1, 2017 through February 22, 2017, we acquired 200 properties with an aggregate purchase price of approximately $32.7 million.

Share Issuances

From January 1, 2017, through February 22, 2017, the Company issued 0.2 million Class A common shares under its "at the market" program for gross proceeds of $5.3 million, or $21.27 per share, and net proceeds of $5.2 million, after commissions and other expenses of approximately $0.1 million. As of February 22, 2017, $290.7 million remained available for future share issuances under the "at the market" program.

Declaration of Dividends

On February 23, 2017, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on March 31, 2017, to shareholders of record on March 15, 2017, and $0.05 per Class B common share payable on March 31, 2017, to shareholders of record on March 15, 2017. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company's 5.0% Series A participating preferred shares payable on March 31, 2017, to shareholders of record on March 15, 2017, $0.3125 per share on the Company's 5.0% Series B participating preferred shares payable on March 31, 2017, to shareholders of record on March 15, 2017, $0.34375 per share on the Company's 5.5% Series C participating preferred shares payable on March 31, 2017, to shareholders of record on March 15, 2017, $0.40625 per share on the Company’s 6.5% Series D perpetual preferred shares payable on March 31, 2017, to shareholders of record on March 15, 2017, and $0.39688 per share on the Company’s 6.35% Series E perpetual preferred shares payable on March 31, 2017, to shareholders of record on March 15, 2017.

American Homes 4 Rent
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Total Cost as of December 31, 2016
Market	Number of Single-Family Homes	Gross Book Value of Encumbered Assets	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (1)	Net Cost Basis	Date of Acquisition
Albuquerque	214	$—	$6,550	$24,368	$3,522	$6,550	$27,890	$34,440	$(3,430)	$31,010	2013-2016
Atlanta	4,079	276,539	120,969	463,252	81,474	120,969	544,726	665,695	(46,519)	619,176	2012-2016
Augusta	235	14,234	6,768	27,065	3,906	6,768	30,971	37,739	(3,029)	34,710	2013-2016
Austin	696	54,769	16,256	75,155	14,005	16,256	89,160	105,416	(10,268)	95,148	2012-2016
Bay Area	120	9,123	8,259	23,485	2,038	8,259	25,523	33,782	(3,014)	30,768	2012-2014
Boise	289	7,618	8,063	29,324	3,647	8,063	32,971	41,034	(3,940)	37,094	2013-2015
Central Valley	224	3,591	8,732	26,322	2,971	8,732	29,293	38,025	(3,497)	34,528	2012-2016
Charleston	766	79,831	27,041	97,859	13,424	27,041	111,283	138,324	(10,261)	128,063	2012-2016
Charlotte	2,867	288,373	100,835	358,273	41,926	100,835	400,199	501,034	(35,682)	465,352	2012-2016
Cincinnati	1,953	229,700	60,257	239,373	36,182	60,257	275,555	335,812	(32,050)	303,762	2012-2016
Colorado Springs	22	—	903	2,951	620	903	3,571	4,474	(482)	3,992	2013
Columbia	297	32,676	6,902	34,318	4,251	6,902	38,569	45,471	(4,427)	41,044	2013-2015
Columbus	1,559	132,518	41,018	171,244	31,141	41,018	202,385	243,403	(21,372)	222,031	2012-2016
Corpus Christi	223	—	1,843	33,756	2,509	1,843	36,265	38,108	(1,059)	37,049	2016
Dallas-Fort Worth	4,348	382,668	110,905	511,800	79,594	110,905	591,394	702,299	(57,388)	644,911	2012-2016
Denver	666	—	32,909	133,383	16,292	32,909	149,675	182,584	(14,900)	167,684	2012-2015
Fort Myers	6	792	172	822	135	172	957	1,129	(128)	1,001	2012-2013
Greater Chicago area, IL and IN	2,501	211,475	67,726	281,714	54,590	67,726	336,304	404,030	(37,436)	366,594	2012-2016
Greensboro	659	47,623	18,326	83,380	9,104	18,326	92,484	110,810	(9,737)	101,073	2013-2016
Greenville	646	74,371	16,087	84,539	10,069	16,087	94,608	110,695	(10,244)	100,451	2013-2016
Houston	3,157	257,023	65,518	391,141	56,416	65,518	447,557	513,075	(39,173)	473,902	2012-2016
Indianapolis	3,288	300,988	78,074	317,682	53,333	78,074	371,015	449,089	(44,639)	404,450	2012-2016
Inland Empire	366	—	33,947	46,441	5,376	33,947	51,817	85,764	(2,912)	82,852	2012-2016
Jacksonville	1,668	96,944	45,097	177,385	34,438	45,097	211,823	256,920	(24,092)	232,828	2012-2016
Knoxville	320	17,274	10,338	49,098	4,491	10,338	53,589	63,927	(6,142)	57,785	2013-2016
Las Vegas	1,032	89,617	30,924	128,759	19,494	30,924	148,253	179,177	(18,650)	160,527	2011-2016
Memphis	584	32,162	17,490	64,508	10,366	17,490	74,874	92,364	(6,752)	85,612	2013-2015
Miami	260	20,033	5,300	34,223	6,566	5,300	40,789	46,089	(4,641)	41,448	2012-2016
Milwaukee	125	—	7,374	21,964	2,150	7,374	24,114	31,488	(3,308)	28,180	2013
Nashville	2,433	172,473	91,494	352,654	37,615	91,494	390,269	481,763	(33,803)	447,960	2012-2016
Oklahoma City	412	23,356	11,173	57,641	6,606	11,173	64,247	75,420	(5,924)	69,496	2012-2016
Orlando	1,562	61,131	55,304	182,173	27,409	55,304	209,582	264,886	(20,066)	244,820	2011-2016
Phoenix	2,783	122,104	118,022	292,454	38,378	118,022	330,832	448,854	(29,502)	419,352	2011-2016
Portland	207	24,121	14,491	23,980	1,992	14,491	25,972	40,463	(3,338)	37,125	2013-2015
Raleigh	1,842	205,160	60,896	234,760	27,267	60,896	262,027	322,923	(25,381)	297,542	2012-2016
Salt Lake City	1,048	150,712	58,513	149,603	22,673	58,513	172,276	230,789	(20,966)	209,823	2012-2015
San Antonio	1,019	84,009	29,716	109,884	18,252	29,716	128,136	157,852	(12,182)	145,670	2012-2016
Savannah/Hilton Head	559	39,624	17,016	66,878	7,979	17,016	74,857	91,873	(5,574)	86,299	2013-2016
Seattle	478	27,936	28,955	78,582	5,647	28,955	84,229	113,184	(6,090)	107,094	2012-2016
Tampa	1,760	111,989	63,272	232,244	32,808	63,272	265,052	328,324	(29,292)	299,032	2012-2016
Tucson	387	43,407	7,812	37,208	7,215	7,812	44,423	52,235	(6,673)	45,562	2011-2014
Winston Salem	762	33,793	17,071	87,919	8,813	17,071	96,732	113,803	(8,747)	105,056	2013-2016
Total	48,422	$3,759,757	$1,528,318	$5,839,564	$846,684	$1,528,318	$6,686,248	$8,214,566	$(666,710)	$7,547,856

(1)    The aggregate cost of consolidated real estate in the table above for federal income tax purposes was $8.1 billion as of December 31, 2016.
American Homes 4 Rent
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016 (Continued)
(Amounts in thousands)
Change in Total Real Estate Assets

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$6,705,982	$5,916,933	$3,923,624
Acquisitions and building improvements	1,597,392	814,235	2,004,742
Dispositions	(77,916)	(11,555)	(11,433)
Write-offs	(5,922)	(13,631)	—
Impairment	(4,970)	—	—
Balance, end of period	$8,214,566	$6,705,982	$5,916,933

Change in Accumulated Depreciation

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$(416,044)	$(206,262)	$(62,202)
Depreciation (1)	(260,154)	(223,731)	(144,270)
Dispositions	3,566	318	210
Write-offs	5,922	13,631	—
Balance, end of period	$(666,710)	$(416,044)	$(206,262)

(1)	Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from 3 to 30 years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Agoura Hills, state of California on February 24, 2017.

AMERICAN HOMES 4 RENT
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID P. SINGELYN	Date: February 24, 2017
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ DIANA M. LAING	Date: February 24, 2017
Diana M. Laing Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ B. WAYNE HUGHES	Date: February 24, 2017
B. Wayne Hughes (Non-Executive Chairman)

By:	/s/ JOHN CORRIGAN	Date: February 24, 2017
John Corrigan Chief Operating Officer and Trustee (Trustee)

By:	/s/ DANN V. ANGELOFF	Date: February 24, 2017
Dann V. Angeloff (Trustee)

By:	/s/ DOUGLAS N. BENHAM	Date: February 24, 2017
Douglas N. Benham (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON	Date: February 24, 2017
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW J. HART	Date: February 24, 2017
Matthew J. Hart (Trustee)

By:	/s/ JAMES H. KROPP	Date: February 24, 2017
James H. Kropp (Trustee)

By:	/s/ KENNETH WOOLLEY	Date: February 24, 2017
Kenneth Woolley (Trustee)

Index of Exhibits

Exhibit Number	Exhibit Document

3.8	Amended and Restated Bylaws of American Homes 4 Rent

10.26	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of American Homes 4 Rent

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document