Form 10-Q
period 2017-03-31
American Homes 4 Rent
filed 2017-05-05
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒  No

There were 258,255,888 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on May 3, 2017.

American Homes 4 Rent
Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A.”Risk Factors”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Single-family properties:
Land	$1,523,551	$1,512,183
Buildings and improvements	6,672,252	6,614,953
Single-family properties held for sale, net	78,922	87,430
	8,274,725	8,214,566
Less: accumulated depreciation	(732,529)	(666,710)
Single-family properties, net	7,542,196	7,547,856
Cash and cash equivalents	495,802	118,799
Restricted cash	135,057	131,442
Rent and other receivables, net	18,721	17,618
Escrow deposits, prepaid expenses and other assets	142,745	133,594
Deferred costs and other intangibles, net	10,139	11,956
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$8,490,605	$8,107,210

Liabilities
Revolving credit facility	$—	$—
Term loan facility, net	346,909	321,735
Asset-backed securitizations, net	2,438,616	2,442,863
Exchangeable senior notes, net	108,988	108,148
Secured note payable	49,583	49,828
Accounts payable and accrued expenses	199,693	177,206
Participating preferred shares derivative liability	75,220	69,810
Total liabilities	3,219,009	3,169,590

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 258,255,888 and 242,740,482 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	2,583	2,427
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2017, and December 31, 2016	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 37,010,000 shares issued and outstanding at March 31, 2017, and December 31, 2016	370	370
Additional paid-in capital	4,919,315	4,568,616
Accumulated deficit	(392,282)	(378,578)
Accumulated other comprehensive income	—	95
Total shareholders’ equity	4,529,992	4,192,936

Noncontrolling interest	741,604	744,684
Total equity	5,271,596	4,937,620

Total liabilities and equity	$8,490,605	$8,107,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Rents from single-family properties	$201,107	$167,995
Fees from single-family properties	2,604	2,197
Tenant charge-backs	28,373	21,016
Other	1,670	3,751
Total revenues	233,754	194,959

Expenses:
Property operating expenses	83,305	68,612
Property management expenses	17,478	16,746
General and administrative expense	9,295	8,570
Interest expense	31,889	30,977
Acquisition fees and costs expensed	1,096	5,653
Depreciation and amortization	73,953	69,517
Other	1,558	1,253
Total expenses	218,574	201,328

Gain on sale of single-family properties and other, net	2,026	234
Gain on conversion of Series E units	—	11,463
Remeasurement of participating preferred shares	(5,410)	(300)

Net income	11,796	5,028

Noncontrolling interest	(301)	3,836
Dividends on preferred shares	13,587	5,569

Net loss attributable to common shareholders	$(1,490)	$(4,377)

Weighted-average shares outstanding—basic and diluted	244,391,368	219,157,870

Net loss attributable to common shareholders per share—basic and diluted	$(0.01)	$(0.02)

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net income	$11,796	$5,028
Other comprehensive (loss) income:
Unrealized gain on interest rate cap agreement:
Reclassification adjustment for amortization of interest expense included in net income	(28)	40
Unrealized gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	(67)	—
Other comprehensive (loss) income	(95)	40
Comprehensive income	11,701	5,068
Comprehensive (loss) income attributable to noncontrolling interests	(283)	3,836
Dividends on preferred shares	13,587	5,569
Comprehensive loss attributable to common shareholders	$(1,603)	$(4,337)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2016	242,740,482	$2,427	635,075	$6	37,010,000	$370	$4,568,616	$(378,578)	$95	$4,192,936	$744,684	$4,937,620

Share-based compensation	—	—	—	—	—	—	938	—	—	938	—	938

Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	42,892	1	—	—	—	—	(96)	—	—	(95)	—	(95)

Issuance of Class A common shares, net of offering costs of $600	15,472,514	155	—	—	—	—	349,857	—	—	350,012	—	350,012

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(13,587)	—	(13,587)	—	(13,587)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,779)	(2,779)
Common shares	—	—	—	—	—	—	—	(12,214)	—	(12,214)	—	(12,214)

Net income	—	—	—	—	—	—	—	12,097	—	12,097	(301)	11,796

Total other comprehensive loss	—	—	—	—	—	—	—	—	(95)	(95)	—	(95)

Balances at March 31, 2017	258,255,888	$2,583	635,075	$6	37,010,000	$370	$4,919,315	$(392,282)	$—	$4,529,992	$741,604	$5,271,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$11,796	$5,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,953	69,517
Noncash amortization of deferred financing costs	2,562	2,838
Noncash amortization of discount on exchangeable senior notes	840	290
Noncash amortization of discount on ARP 2014-SFR1 securitization	—	286
Noncash share-based compensation	938	870
Provision for bad debt	1,510	1,069
Gain on conversion of Series E units to Series D units	—	(11,463)
Remeasurement of participating preferred shares	5,410	300
Equity in net (earnings) loss of unconsolidated ventures	(295)	232
Net gain on sale of single-family properties and other	(2,026)	(234)
Loss on impairment of single-family properties	929	174
Net gain on resolutions of mortgage loans	(15)	—
Other changes in operating assets and liabilities:
Rent and other receivables	(2,657)	(3,277)
Prepaid expenses and other assets	(8,356)	659
Deferred leasing costs	(1,482)	(1,929)
Accounts payable and accrued expenses	22,050	9,159
Amounts payable to affiliates	4,880	(4,946)
Net cash provided by operating activities	110,037	68,573

Investing activities
Cash paid for single-family properties	(73,622)	(34,181)
Change in escrow deposits for purchase of single-family properties	(1,072)	(467)
Cash acquired in noncash business combinations	—	25,020
Payoff of credit facility in connection with ARPI merger	—	(350,000)
Net proceeds received from sales of single-family properties and other	31,306	7,582
Collections from mortgage financing receivables	70	—
Distributions from unconsolidated joint ventures	1,192	—
Renovations to single-family properties	(7,677)	(12,118)
Other capital expenditures for single-family properties	(6,484)	(4,526)
Other purchases of productive assets	(13,710)	—
Net cash used for investing activities	(69,997)	(368,690)

Financing activities
Proceeds from issuance of Class A common shares	350,612	1
Payments of Class A common share issuance costs	(236)	—
Proceeds from exercise of stock options	258	337
Repurchase of Class A common shares	—	(76,045)
Redemptions of Class A units	—	(291)
Payments on asset-backed securitizations	(6,231)	(6,381)
Proceeds from revolving credit facility	—	521,000
Payments on revolving credit facility	—	(83,000)
Proceeds from term loan facility	25,000	—
Payments on secured note payable	(245)	(230)
Distributions to noncontrolling interests	(2,779)	(2,991)
Distributions to common shareholders	(12,214)	(12,122)
Distributions to preferred shareholders	(13,587)	(5,569)
Deferred financing costs paid	—	(40)
Net cash provided by financing activities	340,578	334,669

Net increase in cash, cash equivalents and restricted cash	380,618	34,552
Cash, cash equivalents and restricted cash, beginning of period	250,241	168,968
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$630,859	$203,520

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(28,487)	$(27,849)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$(951)	$(1,013)
Note receivable	$5,483	$—

Merger with ARPI
Single-family properties	$—	$1,277,253
Restricted cash	$—	$9,521
Rent and other receivables, net	$—	$843
Escrow deposits, prepaid expenses and other assets	$—	$35,134
Deferred costs and other intangibles, net	$—	$22,696
Asset-backed securitization	$—	$(329,703)
Exchangeable senior notes, net	$—	$(112,298)
Accounts payable and accrued expenses	$—	$(38,485)
Class A common shares and units issued	$—	$(530,460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (the “Company,” “we,” “our” and “us”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of March 31, 2017, the Company held 48,336 single-family properties in 22 states, including 704 properties held for sale.

From our formation through June 10, 2013, we were externally managed and advised by American Homes 4 Rent Advisor, LLC (the “Advisor”) and the leasing, managing and advertising of our properties were overseen and directed by American Homes 4 Rent Management Holdings, LLC (the “Property Manager”), both of which were subsidiaries of American Homes 4 Rent, LLC (“AH LLC”). On June 10, 2013, we acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D convertible units and 4,375,000 Series E convertible units in American Homes 4 Rent, L.P. (the “operating partnership”), therefore internalizing our management including all administrative, financial, property management, marketing and leasing personnel, including executive management. The Company consolidates the Advisor and the Property Manager and the results of these operations are reflected in the condensed consolidated financial statements. Effective August 31, 2016, AH LLC was liquidated and its ownership interests in the operating partnership were distributed to its members.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effective July 1, 2016, due to increased volume in the Company's sales of single-family properties, gains and losses from the sales of single-family properties have been included in gain on sale of single-family properties and other, net within the condensed consolidated statements of operations. Prior period net gain from the sales of single-family properties, which totaled $0.2 million for the three months ended March 31, 2016, was previously included in other revenues and has been reclassified to gain on sale of single-family properties and other, net to conform to the current presentation.

Effective December 31, 2016, in accordance with our adoption of Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes restricted cash together with cash and cash equivalents when reconciling the beginning and ending balances shown in the statements of cash flows, which has the effect of excluding the presentation of transfers between restricted and unrestricted cash amounts in the statements of cash flows. Prior to the adoption, the beginning and ending balances presented in the statements of cash flows included only cash and cash equivalents, and transfers between restricted and unrestricted cash amounts were presented within operating and investing activities based on the nature of the amounts. All prior period amounts have been reclassified to conform to the current presentation. This resulted in $132.1 million and $111.3 million of restricted cash as of March 31, 2016 and December 31, 2015, respectively, being added to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.
Effective January 1, 2017, in order to include share-based compensation costs for employees in the same financial statement line item as the cash compensation paid to the employees, noncash share-based compensation expense has been reclassified with the amounts related to corporate administrative employees and centralized and field property management employees reflected in general and administrative expense and property management expenses, respectively, within the condensed consolidated statements of operations. Additionally, all costs associated with operating our proprietary property management platform such as salary expenses for both centralized and field property management personnel, lease expenses and operating costs for property management offices and technology expenses for maintaining the property management platform, which were previously included in property operating expenses, have been reclassified into property management expenses. This resulted in the reclassification of $0.9 million of noncash share-based compensation expense for the three months ended March 31, 2016, with $0.4 million of noncash share-based compensation expense reclassified to property management expenses and $0.5 million of noncash share-based compensation expense reclassified to general and administrative expense in the condensed consolidated statements of operations. This also resulted in $16.4 million of property management expenses for the three months ended March 31, 2016, which were previously included in property operating expenses, being reclassified to property management expenses in the condensed consolidated statements of operations.

There have been no other changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Therefore, notes to the condensed consolidated financial statements that would substantially duplicate the disclosures contained in our most recent audited consolidated financial statements have been omitted.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which had involved determining the fair value of individual assets and liabilities of a reporting unit to measure goodwill. Instead, goodwill impairment will be determined as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. This guidance will be effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for any goodwill impairment tests performed after January 1, 2017. The Company is currently assessing the impact of the guidance on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changed the definition of a business and will now require management to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. When this is the case, the transferred assets and activities are not a business. This determination is important as the accounting treatment for business combinations and asset acquisitions differs since transaction costs are expensed in a business combination and capitalized in an asset acquisition. This guidance will be effective for public companies for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted. The guidance will be applied prospectively to any transactions occurring within the period of adoption. The Company adopted this guidance as of January 1, 2017, on a prospective basis, which results in our leased properties no longer meeting the definition of a business. Therefore, dispositions of leased properties will no longer result in a reduction to goodwill.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance became effective for the Company for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. The Company adopted this guidance effective January 1, 2017, which resulted in our election to recognize forfeitures of share-based compensation as they occur. The adoption of this guidance did not have a material impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, and for interim periods within that annual period. The Company is currently evaluating the method of adoption of this guidance and does not anticipate that the adoption of this guidance will have a material impact on our financial statements as most of our revenue is from rental revenues, which this standard does not cover.

Note 3. Cash, Cash Equivalents and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets as of March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Balance Sheet:
Cash and cash equivalents	$495,802	$71,438
Restricted cash	135,057	132,082
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	$630,859	$203,520

Note 4. Single-Family Properties

Single-family properties, net, consisted of the following as of March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Number of properties	Net book value
Leased single-family properties	45,285	$7,077,008
Single-family properties being renovated	367	64,973
Single-family properties being prepared for re-lease	121	18,630
Vacant single-family properties available for lease	1,859	302,663
Single-family properties held for sale, net	704	78,922
Total	48,336	$7,542,196

	December 31, 2016
	Number of properties	Net book value
Leased single-family properties	44,798	$7,040,000
Single-family properties being renovated	312	57,200
Single-family properties being prepared for re-lease	91	14,453
Vacant single-family properties available for lease	2,102	348,773
Single-family properties held for sale, net	1,119	87,430
Total	48,422	$7,547,856

Single-family properties, net as of March 31, 2017, and December 31, 2016, included $13.9 million and $14.3 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $68.7 million and $60.8 million for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, the Company sold 504 homes, which generated total net proceeds of $24.0 million, which includes a $7.0 million note receivable, before a $1.5 million discount, and resulted in a net loss on sale of $1.0 million. During the three months ended March 31, 2016, the Company sold 66 homes, which generated total net proceeds of $7.6 million and resulted in a net gain on sale of $0.2 million.

Note 5. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $6.7 million and $5.7 million as of March 31, 2017, and December 31, 2016, respectively. Also included in rent and other receivables, net, are non-tenant receivables, which totaled $1.0 million and $0.6 million as of March 31, 2017, and December 31, 2016, respectively.

Note 6. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consist of the following as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Deferred leasing costs	$8,952	$7,470
Deferred financing costs	6,552	6,552
Intangible assets:
Value of in-place leases	4,644	4,739
Trademark	3,100	3,100
Database	2,100	2,100
	25,348	23,961
Less: accumulated amortization	(15,209)	(12,005)
Total	$10,139	$11,956

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $2.9 million and $7.6 million for the three months ended March 31, 2017 and 2016, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs that relate to our revolving credit facility are included in deferred costs and other intangibles, net within the condensed consolidated balance sheets. Amortization of deferred financing costs that relate to our revolving credit facility was $0.4 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively, which has been included in gross interest, prior to interest capitalization (see Note 7).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2017, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2017	$2,700	$1,237	$181	$495	$225
2018	155	1,641	21	92	300
2019	—	1,641	2	—	300
2020	—	1,017	—	—	132
2021	—	—	—	—	—
Total	$2,855	$5,536	$204	$587	$957

Note 7. Debt

The following table presents the Company’s debt as of March 31, 2017, and December 31, 2016 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2017	December 31, 2016
AH4R 2014-SFR1 securitization (2)	2.52%	June 9, 2019	$455,385	$456,074
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	500,527	501,810
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	516,144	517,827
AH4R 2015-SFR1 securitization (3)	4.14%	April 9, 2045	542,099	543,480
AH4R 2015-SFR2 securitization (4)	4.36%	October 9, 2045	470,849	472,043
Total asset-backed securitizations			2,485,004	2,491,234
Exchangeable senior notes	3.25%	November 15, 2018	115,000	115,000
Secured note payable	4.06%	July 1, 2019	49,583	49,828
Revolving credit facility (5)	2.73%	August 16, 2020	—	—
Term loan facility (6)	2.68%	August 16, 2021	350,000	325,000
Total debt (7)			2,999,587	2,981,062
Unamortized discount on exchangeable senior notes			(1,656)	(1,883)
Equity component of exchangeable senior notes			(4,356)	(4,969)
Deferred financing costs, net (8)			(49,479)	(51,636)
Total debt per balance sheet			$2,944,096	$2,922,574

(1)	Interest rates are as of March 31, 2017. Unless otherwise stated, interest rates are fixed percentages.

(2)
The AH4R 2014-SFR1 securitization had a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. The maturity date of June 9, 2019, reflects the fully extended maturity date based on an initial two-year loan term and three 12-month extension options, at the Company’s election, provided there was no event of default and compliance with certain other terms. This securitization was paid off in full during April 2017.

(3)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(4)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(5)
The revolving credit facility provides for a borrowing capacity of up to $650.0 million, with a fully extended maturity date of August 2020, and bears interest at a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of March 31, 2017, plus 1-month LIBOR.

(6)
The term loan facility provides for a borrowing capacity of up to $350.0 million, with a fully extended maturity date of August 2021, and bears interest at a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.70% to 1.30%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of March 31, 2017, plus 1-month LIBOR.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, secured note payable, revolving credit facility and term loan facility as of March 31, 2017, and December 31, 2016.

(8)
Deferred financing costs relate to our asset-backed securitizations and our term loan facility. Amortization of deferred financing costs was $2.2 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively, which has been included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

In April 2017, the Company paid off the outstanding principal on the AH4R 2014-SFR1 asset-backed securitization of approximately $455.4 million using proceeds from the Class A common share offering in March 2017 and available cash, which resulted in approximately $6.6 million of early extinguishment of debt charges primarily related to the write-off of unamortized deferred financing costs. The payoff of the AH4R 2014-SFR1 asset-backed securitization also resulted in the release of the 3,799 homes pledged as collateral and $4.8 million of restricted cash for lender requirements.

Exchangeable Senior Notes, Net

The exchangeable senior notes, which were assumed in connection with the Company's merger with American Residential Properties, Inc. ("ARPI") (the "ARPI Merger") during 2016, are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of March 31, 2017, was 54.8933 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders.

As of March 31, 2017, the exchangeable senior notes, net had a balance of $109.0 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $1.7 million and $4.4 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Credit Facilities

In August 2016, the Company entered into a $1.0 billion credit agreement providing for a revolving credit facility in an aggregate principal amount of $650.0 million and a delayed draw term loan facility in an aggregate principal amount of $350.0 million. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%. Loans under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate plus a margin ranging from 0.70% to 1.30%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to total asset value in effect from time to time. Based on current credit metrics for LIBOR-based borrowings as of March 31, 2017, the revolving credit facility bears interest at 1-month LIBOR plus 1.75%, and the term loan facility bears interest at 1-month LIBOR plus 1.70%. The credit agreement includes an accordion feature allowing the revolving credit facility or the term loan facility to be increased to an aggregate amount not to exceed $1.75 billion, subject to certain conditions. The facilities mature on August 16, 2019. No amortization payments are required on the term loan facility prior to the maturity date. The Company has the option to extend the maturity date of the revolving credit facility for up to one year, and has two options to extend the maturity date of the term loan facility for up to one year each, in both cases upon payment of an extension fee. The credit agreement requires that we maintain certain financial covenants. As of March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings against the revolving credit facility, $350.0 million and $325.0 million, respectively, of outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facilities and amortization of deferred financing costs, the discounts on the ARP 2014-SFR1 securitization and exchangeable senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Gross interest	$32,492	$31,613
Capitalized interest	(603)	(636)
Interest expense	$31,889	$30,977

Note 8. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$250	$9
Accrued property taxes	63,417	46,091
Other accrued liabilities	32,312	31,262
Accrued construction and maintenance liabilities	9,113	9,899
Resident security deposits	72,075	70,430
Prepaid rent	22,526	19,515
Total	$199,693	$177,206

Note 9. Shareholders’ Equity

Class A Common Share Offering

In March 2017, the Company issued 14,842,982 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering and concurrent private placement, raising gross proceeds to the Company of $336.5 million after underwriter's discount and before offering costs of approximately $0.6 million.

"At the Market" Common Share Offering Program
In November 2016, the Company established an “at the market” common share offering program under which we may issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million. The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program does not have an expiration date, but may be suspended or terminated by the Company at any time. During the three months ended March 31, 2017, the Company issued and sold 0.6 million Class A common shares for gross proceeds of $14.3 million, or $22.72 per share, and net proceeds of $14.1 million, after commissions and other expenses of approximately $0.2 million. As of March 31, 2017, $281.7 million remained available for future share issuances under the program.

Share Repurchase Program

In September 2015, the Company announced that our board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. In addition, the excess of the purchase price over the par value of shares repurchased is recorded as a reduction to additional paid-in capital. During the three months ended March 31, 2017, we did not repurchase and retire any of our Class A common shares. During the three months ended March 31, 2016, we repurchased and retired 4.9 million of our Class A common shares, on a settlement date basis, in accordance with the program at a weighted-average price of $15.40 per share and a total price of $75.9 million. As of March 31, 2017, we had a remaining repurchase authorization of $146.7 million under the program.

Participating Preferred Shares

As of March 31, 2017, the initial liquidation preference on the Company’s participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company’s outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $476.7 million.

Perpetual Preferred Shares

In April 2017, the Company issued 6,000,000 of 5.875% Series F cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $150.0 million before offering costs of approximately $5.0 million, with a liquidation preference of $25.00 per share.

Distributions

During the quarter ended March 31, 2017, our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares, $0.3125 on our 5.0% Series A participating preferred shares, $0.3125 on our 5.0% Series B participating preferred shares, $0.34375 on our 5.5% Series C participating preferred shares, $0.40625 on our 6.5% Series D perpetual preferred shares and $0.39688 on our 6.35% Series E perpetual preferred shares. During the quarter ended March 31, 2016, our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares, $0.3125 on our 5.0% Series A participating preferred shares, $0.3125 on our 5.0% Series B participating preferred shares, $0.34375 on our 5.5% Series C participating preferred shares, and former Series C convertible unit holders received a pro-rated distribution of $0.09739 per unit based on the period of time during the first quarter of 2016 prior to their conversion to Class A units on February 28, 2016.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interest held by former AH LLC members in units in the Company’s operating partnership. Former AH LLC members owned 54,276,644, or approximately 17.3% and 18.2%, of the total 314,446,923 and 298,931,517 Class A units in our operating partnership as of March 31, 2017, and December 31, 2016, respectively. Noncontrolling interest also includes interests held by former ARPI employees in Class A units of the Company's operating partnership, which were issued in connection with the ARPI Merger in February 2016. Former ARPI Class A unit holders owned 1,279,316, or approximately 0.4% of the total 314,446,923 and 298,931,517 Class A units in the operating partnership as of March 31, 2017, and December 31, 2016, respectively. Also included in noncontrolling interest is the outside ownership interest in a consolidated subsidiary of the Company.

The following table summarizes the activity that relates to the Company’s noncontrolling interest as reflected in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Preferred income allocated to Series C convertible units	$—	$3,027
Net (loss) income allocated to Class A units	(339)	750
Net income allocated to Series D convertible units	—	134
Net income (loss) allocated to noncontrolling interests in certain consolidated subsidiaries	38	(75)
	$(301)	$3,836

2012 Equity Incentive Plan

During the three months ended March 31, 2017 and 2016, the Company granted stock options for 385,200 and 688,000 Class A common shares, respectively, and 174,000 and 74,100 restricted stock units, respectively, to certain employees of the Company under the 2012 Equity Incentive Plan (the “Plan”). The options and restricted stock units granted during the three months ended March 31, 2017 and 2016, vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the three months ended March 31, 2017 and 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2016	2,484,400	$16.22	8.0	$1,225
Granted	688,000	14.02
Exercised	(22,500)	15.00		13
Forfeited	(32,150)	16.70
Options outstanding at March 31, 2016	3,117,750	$15.74	8.3	$1,711
Options exercisable at March 31, 2016	1,137,125	$16.02	7.5	$314

Options outstanding at January 1, 2017	2,826,500	$15.69	7.6	$14,956
Granted	385,200	23.38
Exercised	(16,000)	16.07		117
Forfeited	(5,000)	16.48
Options outstanding at March 31, 2017	3,190,700	$16.62	7.7	$20,404
Options exercisable at March 31, 2017	1,660,750	$15.84	6.9	$11,824

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the three months ended March 31, 2017 and 2016:

	2017	2016
Weighted-average fair value	$3.82	$2.81
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	21.3%	27.8%
Risk-free interest rate	2.2%	1.5%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the three months ended March 31, 2017 and 2016:

	2017	2016
Restricted stock units at beginning of period	130,150	91,650
Units awarded	174,000	74,100
Units vested	(41,975)	(26,750)
Units forfeited	(1,750)	(400)
Restricted stock units at end of the period	260,425	138,600

Total non-cash share-based compensation expense related to stock options and restricted stock units was $0.9 million, of which $0.5 million related to corporate administrative employees and was included in general and administrative expense and $0.4 million related to centralized and field property management employees and was included in property management expenses in the condensed consolidated statements of operations for each of the three months ended March 31, 2017 and 2016.

Note 10. Related Party Transactions

Concurrently with the Company's public offering of Class A common shares in March 2017, the Chairman of our Board of Trustees, B. Wayne Hughes, purchased $50.0 million of our Class A common shares in a private placement at the public offering price.

Note 11. Earnings per Share

The following table reflects the computation of net loss per share on a basic and diluted basis for the three months ended March 31, 2017 and 2016 (in thousands, except share data):

	For the Three Months Ended March 31,
	2017	2016
Income (numerator):
Net income	$11,796	$5,028
Noncontrolling interest	(301)	3,836
Dividends on preferred shares	13,587	5,569
Net loss attributable to common shareholders	$(1,490)	$(4,377)

Weighted-average shares (denominator)	244,391,368	219,157,870

Net loss per share—basic and diluted	$(0.01)	$(0.02)

The computation of diluted earnings per share for the quarters ended March 31, 2017 and 2016, excludes an aggregate of 27,790,165 and 20,316,350 potentially dilutive securities, respectively, which include Series A, B and C participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options, and unvested restricted stock units, because their effect would have been antidilutive due to the net loss for those periods.

Note 12. Commitments and Contingencies

As of March 31, 2017, and December 31, 2016, we had commitments to acquire 429 and 203 single-family properties, respectively, with an aggregate purchase price of $77.8 million and $41.7 million, respectively.

As of March 31, 2017, and December 31, 2016, the Company had sales in escrow for approximately 107 and 57 of our single-family properties, respectively, for an aggregate selling price of $11.9 million and $6.6 million, respectively.

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

Note 13. Fair Value

The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company’s interest rate cap agreement and participating preferred shares derivative liability are the only financial instruments recorded at fair value on a recurring basis in the condensed consolidated financial statements.

Our revolving credit facility, term loan facility, asset-backed securitizations and secured note payable are also financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. Our exchangeable senior notes are also financial instruments, which are classified as Level 2 in the fair value hierarchy as their fair value is estimated using observable inputs, based on the market value of the last trade at the end of the period. The following table displays the carrying values and fair values of our debt instruments as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR1 securitization	$455,385	$465,034	$456,074	$465,343
AH4R 2014-SFR2 securitization	500,527	507,508	501,810	510,941
AH4R 2014-SFR3 securitization	516,144	523,943	517,827	530,549
AH4R 2015-SFR1 securitization	542,099	546,653	543,480	553,689
AH4R 2015-SFR2 securitization	470,849	478,496	472,043	483,901
Total asset-backed securitizations (1)	2,485,004	2,521,634	2,491,234	2,544,423
Exchangeable senior notes, net (2)	108,988	157,465	108,148	142,808
Secured note payable	49,583	50,074	49,828	50,053
Term loan facility (3)	350,000	350,000	325,000	325,000
Total debt	$2,993,575	$3,079,173	$2,974,210	$3,062,284

(1)	The carrying values of the asset-backed securitizations exclude $46.4 million and $48.4 million of deferred financing costs as of March 31, 2017, and December 31, 2016, respectively.

(2)	The carrying value of the exchangeable senior notes, net is presented net of an unamortized discount.

(3)
The carrying value of the term loan facility excludes $3.1 million and $3.3 million of deferred financing costs as of March 31, 2017, and December 31, 2016, respectively. As our term loan facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.70% to 1.30%, management believes that the carrying value of the term loan facility reasonably approximates fair value.

Valuation of the participating preferred shares derivative liability considers scenarios in which the participating preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considers certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan statistical areas, or MSAs, as outlined in the agreement.

The following tables set forth the fair value of the participating preferred shares derivative liability as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Participating preferred shares derivative liability	$—	$—	$75,220	$75,220

	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Participating preferred shares derivative liability	$—	$—	$69,810	$69,810

The following tables present changes in the fair values of our Level 3 financial instruments that are measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

Description	January 1, 2017	Issuances	Conversions	Remeasurement included in earnings	March 31, 2017
Liabilities:
Participating preferred shares derivative liability	$69,810	$—	$—	$5,410	$75,220

Description	January 1, 2016	Issuances	Conversions	Gain and remeasurement included in earnings	March 31, 2016
Liabilities:
Contingently convertible Series E units liability	$69,957	$—	$(58,494)	$(11,463)	$—
Participating preferred shares derivative liability	$62,790	$—	$—	$300	$63,090

Changes in inputs or assumptions used to value the participating preferred shares derivative liability may have a material impact on the resulting valuation.

Note 14. Subsequent Events

Credit Facilities

As of April 30, 2017, the Company had no outstanding borrowings under our revolving credit facility. From April 1, 2017, through April 30, 2017, the Company paid down $100.0 million on our term loan facility, resulting in an outstanding balance of $250.0 million as of April 30, 2017.

Subsequent Dispositions

From April 1, 2017, through April 30, 2017, the Company disposed of 41 properties for aggregate net proceeds of approximately $4.9 million.

Subsequent Acquisitions

From April 1, 2017, through April 30, 2017, the Company acquired 249 properties for an aggregate purchase price of approximately $47.6 million.

Early Extinguishment of Debt

In April 2017, the Company paid off the outstanding principal on the AH4R 2014-SFR1 asset-backed securitization of approximately $455.4 million using proceeds from the Class A common share offering in March 2017 and available cash, which resulted in approximately $6.6 million of early extinguishment of debt charges primarily related to the write-off of unamortized deferred financing costs. The payoff of the AH4R 2014-SFR1 asset-backed securitization also resulted in the release of the 3,799 homes pledged as collateral and $4.8 million of restricted cash for lender requirements.

Perpetual Preferred Shares Offering

In April 2017, the Company issued 6,000,000 of 5.875% Series F cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $150.0 million before offering costs of approximately $5.0 million, with a liquidation preference of $25.00 per share.

Declaration of Dividends

On May 4, 2017, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on June 30, 2017, to shareholders of record on June 15, 2017, and $0.05 per Class B common share payable on June 30, 2017, to shareholders of record on June 15, 2017. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company’s 5.0% Series A participating preferred shares payable on June 30, 2017, to shareholders of record on June 15, 2017, $0.3125 per share on the Company’s 5.0% Series B participating preferred shares payable on June 30, 2017, to shareholders of record on June 15, 2017, $0.34375 per share on the Company’s 5.5% Series C participating preferred shares payable on June 30, 2017, to shareholders of record on June 15, 2017, $0.40625 per share on the Company’s 6.5% Series D perpetual preferred shares payable on June 30, 2017, to shareholders of record on June 15, 2017, $0.39688 per share on the Company’s 6.35% Series E perpetual preferred shares payable on June 30, 2017, to shareholders of record on June 15, 2017, and $0.27335 per share on the Company’s 5.875% Series F perpetual preferred shares payable on June 30, 2017, to shareholders of record on June 15, 2017.

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

As of March 31, 2017, we owned 48,336 single-family properties, in selected sub-markets of MSAs in 22 states, including 704 properties held for sale, of which 534 properties were former ARPI properties, compared to 48,422 single-family properties in 22 states, including 1,119 properties held for sale, as of December 31, 2016, and 47,955 single-family properties in 22 states, including 1,581 properties held for sale, as of March 31, 2016. As of March 31, 2017, we had an additional 171 properties in escrow that we expected to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $35.9 million. As of March 31, 2017, 45,285, or 95.1%, of our total properties (excluding held for sale properties) were leased, compared to 44,798, or 94.7%, of our total properties (excluding held for sale properties) as of December 31, 2016, and 44,455, or 95.9%, of our total properties (excluding held for sale properties) as of March 31, 2016. As of March 31, 2017, our portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of March 31, 2017:

Market	Number of Single-family Properties (1)	% of Total Single-family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,328	9.1%	$161,730	2,121	13.4	2014
Atlanta, GA	4,122	8.7%	163,841	2,108	16.1	2014
Houston, TX	3,152	6.6%	162,576	2,114	11.4	2014
Charlotte, NC	2,919	6.1%	175,814	2,035	13.7	2014
Indianapolis, IN	2,897	6.1%	151,122	1,933	14.5	2013
Phoenix, AZ	2,770	5.8%	161,822	1,815	14.5	2014
Nashville, TN	2,451	5.1%	198,538	2,092	12.8	2014
Greater Chicago area, IL and IN	2,032	4.3%	180,444	1,895	15.6	2013
Cincinnati, OH	1,962	4.1%	172,212	1,846	14.9	2013
Raleigh, NC	1,887	4.0%	176,551	1,847	12.5	2014
All Other (3)	19,112	40.1%	177,087	1,894	14.0	2014
Total / Average	47,632	100.0%	$172,065	1,961	14.0	2014

(1)	Excludes 704 held for sale properties as of March 31, 2017.

(2)	Represents 32 markets in 19 states.

The following table summarizes certain key leasing metrics as of March 31, 2017:

	Total Single-family Properties (1)
Market	Leased Percentage (2)	Occupancy Percentage (2)	Avg. Contractual Monthly Rent Per Property (2)	Avg. Original Lease Term (months) (2)	Avg. Remaining Lease Term (months) (2)	Avg. Blended Change in Rent (3)
Dallas-Fort Worth, TX	95.7%	94.8%	$1,627	12.0	6.2	4.2%
Atlanta, GA	94.0%	93.6%	1,426	12.0	6.0	4.9%
Houston, TX	93.3%	92.8%	1,586	12.7	6.8	0.6%
Charlotte, NC	94.1%	93.5%	1,467	12.0	6.1	4.0%
Indianapolis, IN	95.6%	94.9%	1,325	13.1	7.0	2.1%
Phoenix, AZ	97.9%	97.5%	1,203	12.4	6.8	5.5%
Nashville, TN	94.4%	93.8%	1,621	12.0	6.2	3.4%
Greater Chicago area, IL and IN	97.4%	96.2%	1,752	13.2	7.2	2.7%
Cincinnati, OH	94.3%	93.8%	1,496	12.8	6.7	2.8%
Raleigh, NC	95.3%	94.3%	1,419	12.0	5.9	3.3%
All Other (4)	95.0%	94.2%	1,496	12.2	6.4	3.6%
Total / Average	95.1%	94.4%	$1,493	12.3	6.4	3.5%

(1)	Leasing information excludes held for sale properties.

(2)	Leased percentage, occupancy percentage, average contractual monthly rent per property, average original lease term and average remaining lease term are reflected as of period end.

(3)	Average Blended Change in Rent is reflected for the first quarter of 2017.

(4)	Represents 32 markets in 19 states.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. During the quarter ended March 31, 2017, our total portfolio decreased by 86 homes, including 506 homes sold or rescinded, of which 476 properties were former ARPI properties, offset by 230 homes acquired through broker acquisitions and 190 homes acquired through trustee acquisitions. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy.

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

As our total portfolio occupancy is now essentially stabilized, our ability to maintain and grow revenues will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. The average increase in rent for renewals was 3.1% and 4.1% and the average increase in rent for re-leases was 4.0% and 4.7% for the three months ended March 31, 2017 and 2016, respectively. Based on our Same-Home population of properties, we experienced turnover rates of 9.1% and 8.8% for the three months ended March 31, 2017 and 2016, respectively.

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

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, trustees’ and officers’ insurance expenses, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions.

Results of Operations

Net loss attributable to common shareholders totaled $1.5 million, or a $0.01 loss per basic and diluted share, for the three months ended March 31, 2017, compared to a net loss attributable to common shareholders of $4.4 million, or a $0.02 loss per basic and diluted share, for the three months ended March 31, 2016. This improvement was primarily attributable to higher revenues and lower acquisition fees and costs expensed, partially offset by increases in property operating and depreciation expenses resulting from growth in our property count and a gain on the conversion of Series E convertible units into Series D convertible units in the first quarter of 2016.

As we continue to grow our portfolio with a portion of our homes still recently acquired and / or renovated, we distinguish our portfolio of homes between Same-Home properties, Non-Same-Home and Other properties and Former ARPI properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison and if it has not been classified as held for sale or taken out of service as a result of a casualty loss, which allows the performance of these properties to be compared between periods. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. Properties acquired through a bulk purchase are considered stabilized, as an entire group, provided (1) we have owned them for an adequate period of time to allow for complete on-boarding to our operating platform, and (2) a substantial portion of the properties have experienced tenant turnover at least once under our ownership, providing the opportunity for renovations and improvements to meet our property standards. We classify a property as Former ARPI if it was acquired through the ARPI Merger and is not classified as held for sale as of the end of the current period. All other properties, including those classified as held for sale, are classified as Non-Same-Home and Other.

One of the primary financial measures we use in evaluating the operating performance of our single-family properties is Core Net Operating Income (“Core NOI”), which we define as rents and fees from single-family properties, net of bad debt expense, less property operating and property management expenses for single-family properties, excluding expenses reimbursed by tenant charge-backs, noncash share-based compensation expense and bad debt expense.  We use Core NOI as a primary financial measure as it reflects the economic operating performance of our single-family properties without the impact of certain tenant reimbursed operating expenses that are presented gross in the condensed consolidated statements of operations in accordance with GAAP.

Comparison of the Three Months Ended March 31, 2017, to the Three Months Ended March 31, 2016

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$157,269		$13,535		$30,303		$201,107
Fees from single-family properties	1,890		290		424		2,604
Bad debt	(1,197)		(101)		(212)		(1,510)
Core revenues from single-family properties	157,962		13,724		30,515		202,201

Property operating expenses:
Property tax expense	28,495	18.0%	2,797	20.4%	5,470	17.9%	36,762	18.2%
HOA fees, net of tenant charge-backs	2,940	1.9%	247	1.8%	699	2.3%	3,886	1.9%
R&M and turnover costs, net of tenant charge-backs (2)	9,456	6.0%	1,182	8.6%	1,657	5.5%	12,295	6.1%
Insurance	1,547	1.0%	179	1.3%	214	0.7%	1,940	1.0%
Property management expenses, net of tenant charge-backs (3)	12,187	7.7%	1,059	7.7%	2,354	7.7%	15,600	7.7%
Core property operating expenses	54,625	34.6%	5,464	39.8%	10,394	34.1%	70,483	34.9%

Core Net Operating Income	$103,337	65.4%	$8,260	60.2%	$20,121	65.9%	$131,718	65.1%

	For the Three Months Ended March 31, 2016
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties (4)	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$151,522		$6,677		$9,796		$167,995
Fees from single-family properties	1,887		243		67		2,197
Bad debt	(987)		(62)		(20)		(1,069)
Core revenues from single-family properties	152,422		6,858		9,843		169,123

Property operating expenses:
Property tax expense	27,366	18.0%	1,319	19.2%	1,589	16.1%	30,274	17.9%
HOA fees, net of tenant charge-backs	3,002	2.0%	181	2.6%	240	2.4%	3,423	2.0%
R&M and turnover costs, net of tenant charge-backs (2)	10,674	7.0%	811	12.0%	694	7.2%	12,179	7.3%
Insurance	1,837	1.2%	139	2.0%	127	1.3%	2,103	1.2%
Property management expenses, net of tenant charge-backs (3)	13,462	8.8%	606	8.8%	869	8.8%	14,937	8.8%
Core property operating expenses	56,341	37.0%	3,056	44.6%	3,519	35.8%	62,916	37.2%

Core Net Operating Income	$96,081	63.0%	$3,802	55.4%	$6,324	64.2%	$106,207	62.8%

(1)	Includes 36,813 properties that have been stabilized longer than 90 days prior to January 1, 2016.

(2)	R&M and turnover costs, net of tenant charge-backs includes in-house maintenance costs, which were previously presently separately.

(3)	Excludes $0.4 million of noncash share-based compensation expense related to centralized and field property management employees for each of the three-month periods ended March 31, 2017 and 2016.

(4)	Former ARPI properties includes the operating activity of properties acquired through the ARPI Merger from the acquisition date of February 29, 2016 through March 31, 2016.

A reconciliation of Core NOI to net income or loss as determined in accordance with GAAP is located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues from Single-Family Properties

Same-Home Properties

Core property revenues from Same-Home properties for the three months ended March 31, 2017, increased $5.6 million, or 3.6%, to $158.0 million from $152.4 million for the three months ended March 31, 2016. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,506 per month as of March 31, 2017, compared to $1,454 per month as of March 31, 2016.

Non-Same Home and Other Properties

Core property revenues from Non-Same-Home and Other properties were $13.7 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home and Other properties, which rose to 2,596 leased properties for the three months ended March 31, 2017, from 1,395 leased properties for the three months ended March 31, 2016.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense.

Same-Home Properties

Core property operating expenses from Same-Home properties for the three months ended March 31, 2017, decreased $1.7 million, or 3.0%, to $54.6 million from $56.3 million for the three months ended March 31, 2016. Same-Home core property operating expenses as a percentage of total Same-Home core revenues from single-family properties decreased to 34.6% for the three months ended March 31, 2017, from 37.0% for the three months ended March 31, 2016. This decrease was primarily attributable to lower R&M and turnover costs, net of tenant charge-backs, reduced property management expenses, net of tenant charge-backs, as well as to higher core revenues from Same-Home properties.

Non-Same-Home and Other Properties

Core property operating expenses from Non-Same-Home and Other properties were $5.5 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home and Other properties, which rose to 3,185 properties for the three months ended March 31, 2017, from 1,931 properties for the three months ended March 31, 2016. Non-Same-Home core property operating expenses as a percentage of total Non-Same-Home core revenues from single-family properties decreased to 39.8% for the three months ended March 31, 2017, from 44.6% for the three months ended March 31, 2016. This decrease was primarily attributable to higher core revenues from Non-Same-Home properties.

General and Administrative Expense

General and administrative expense, which primarily consists of corporate payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $9.3 million for the three months ended March 31, 2017, compared to $8.6 million for the same period in 2016. This increase was primarily related to $0.7 million of nonrecurring rating agency fees incurred during the first quarter of 2017 associated with the Company receiving inaugural investment grade corporate credit ratings. Also included in general and administrative expense was $0.5 million of noncash share-based compensation expense related to corporate administrative employees for each of the three-month periods ended March 31, 2017 and 2016.

Interest Expense

Interest expense was $31.9 million and $31.0 million for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily due to amortization of deferred financing costs on the revolving credit facility and term loan facility and the debt discount and equity amortization related to the senior exchangeable notes assumed in the ARPI Merger.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended March 31, 2017, acquisition fees and costs expensed totaled $1.1 million, including $0.7 million of costs associated with purchases of single-

family properties and $0.4 million of other acquisition fees and costs expensed. For the three months ended March 31, 2016, acquisition fees and costs expensed totaled $5.7 million, including $3.4 million of transaction costs related to the ARPI Merger and $2.3 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $74.0 million and $69.5 million for the three months ended March 31, 2017 and 2016, respectively. This increase was attributable to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $1.7 million for the three months ended March 31, 2017, which included $0.8 million of other income, $0.6 million of income related to residential mortgage assets and $0.3 million of equity in income from unconsolidated joint ventures. Other revenues totaled $3.8 million for the three months ended March 31, 2016, which included $3.3 million of income and gain related to the liquidation of residential mortgage assets and $0.7 million of other income, partially offset by $0.2 million of equity in loss from unconsolidated joint ventures.

Other Expenses

Other expenses totaled $1.6 million for the three months ended March 31, 2017, which included $0.9 million related to impairments on properties held for sale, $0.5 million of expenses related to residential mortgage assets and $0.2 million of other expenses. Other expenses totaled $1.3 million for the three months ended March 31, 2016, which included $1.1 million of expenses related to residential mortgage assets and $0.2 million related to impairments on properties held for sale.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our policies during the three months ended March 31, 2017. For a discussion of recent accounting pronouncements, see “Note 2—Significant Accounting Policies.”

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than

50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of March 31, 2017, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of March 31, 2017, included cash and cash equivalents of $495.8 million. Additionally, as of March 31, 2017, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $650.0 million, and $350.0 million was outstanding under our term loan facility, which provides for maximum borrowings of up to $350.0 million. As of April 30, 2017, the Company had no outstanding borrowings under our revolving credit facility. From April 1, 2017, through April 30, 2017, the Company paid down $100.0 million on our term loan facility, resulting in an outstanding balance of $250.0 million as of April 30, 2017. In April 2017, the Company paid off the outstanding principal of approximately $455.4 million on the AH4R 2014-SFR1 asset-backed securitization in full (see Note 14).

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

Cash Flows

The following table summarizes the Company's cash flows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$110,037	$68,573
Net cash used for investing activities	(69,997)	(368,690)
Net cash provided by financing activities	340,578	334,669
Net increase in cash, cash equivalents and restricted cash	$380,618	$34,552

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses.

During the three months ended March 31, 2017, net cash provided by operating activities was $110.0 million, which included cash from operations of $95.6 million and $14.4 million from other changes in operating assets and liabilities. Net cash used for investing activities was $70.0 million, which primarily consisted of cash outflows of $74.7 million related to the acquisition of properties, $13.7 million related to purchases of productive assets and $7.7 million of renovation costs to prepare our properties for rental, partially offset by cash inflows of $31.3 million of net proceeds received from the sales of single-family properties and other assets. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $340.6 million, which primarily consisted of cash inflows including $350.6 million of proceeds from the issuance of Class A common shares related to the Class A common share offering and the "at the market" offering program and $25.0 million of borrowings against our term loan facility, partially offset by cash outflows of $25.8 million for distributions to common and preferred shareholders. Net increase in cash, cash equivalents and restricted cash during the three months ended March 31, 2017, was $380.6 million.

During the three months ended March 31, 2016, net cash provided by operating activities was $68.6 million, which included cash from operations of $68.9 million, partially offset by outflows of $0.3 million from other changes in operating assets and liabilities. Net cash used for investing activities was $368.7 million, which primarily consisted of cash outflows of $350.0 million related to the payoff of the credit facility in connection with the ARPI Merger, $34.6 million related to the acquisition of properties and $12.1 million of renovation costs to prepare our properties for rental. Net cash provided by financing activities was $334.7 million, which primarily consisted of cash inflows of net proceeds from borrowings under our previous credit facility of $438.0 million, partially offset by cash outflows of $76.0 million for repurchases of our Class A common shares. Net increase in cash, cash equivalents and restricted cash during the three months ended March 31, 2016, was $34.6 million.

Credit Facilities

In August 2016, the Company entered into a $1.0 billion credit agreement providing for a revolving credit facility in an aggregate principal amount of $650.0 million and a delayed draw term loan facility in an aggregate principal amount of $350.0 million. The interest rate on the revolving facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30%. Loans under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate plus a margin ranging from 0.70% to 1.30%. In each case, the actual margin is determined according to a ratio of the Company’s total indebtedness to total asset value in effect from time to time. Based on current credit metrics for LIBOR-based borrowings as of March 31, 2017, the revolving credit facility bears interest at 1-month LIBOR plus 1.75%, and the term loan facility bears interest at 1-month LIBOR plus 1.70%. The revolving credit facility and the term loan facility have fully extended maturity dates of August 2020 and August 2021, respectively. The credit agreement requires that we maintain certain financial covenants. As of March 31, 2017, the Company had no outstanding borrowings against the revolving credit facility, $350.0 million of outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

Exchangeable Senior Notes, Net

The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of March 31, 2017, was 54.8933 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders.

As of March 31, 2017, the exchangeable senior notes, net had a balance of $109.0 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $1.7 million and $4.4 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Early Extinguishment of Debt

In April 2017, the Company paid off the outstanding principal on the AH4R 2014-SFR1 asset-backed securitization of approximately $455.4 million using proceeds from the Class A common share offering in March 2017 and available cash, which resulted in approximately $6.6 million of early extinguishment of debt charges primarily related to the write-off of unamortized deferred financing costs. The payoff of the AH4R 2014-SFR1 asset-backed securitization also resulted in the release of the 3,799 homes pledged as collateral and $4.8 million of restricted cash for lender requirements.

Class A Common Share Offering

In March 2017, the Company issued 14,842,982 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering and concurrent private placement, raising gross proceeds to the Company of $336.5 million after underwriter's discount and before offering costs of approximately $0.6 million.

"At the Market" Common Share Offering Program

During the three months ended March 31, 2017, the Company issued and sold 0.6 million Class A common shares for gross proceeds of $14.3 million, or $22.72 per share, and net proceeds of $14.1 million, after commissions and other expenses of approximately $0.2 million, under our "at the market" common share offering program. As of March 31, 2017, $281.7 million remained available for future share issuances under the program (see Note 9).

Perpetual Preferred Shares Offering

In April 2017, the Company issued 6,000,000 of 5.875% Series F cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $150.0 million before offering costs of approximately $5.0 million, with a liquidation preference of $25.00 per share.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Non-GAAP Measures

Core Net Operating Income ("Core NOI"), Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures

Core NOI, which we also present separately for our Same-Home portfolio, is a supplemental non-GAAP financial measure that we define as core revenues from single-family properties, which is calculated as rents and fees from single-family properties, net of bad debt expense, less core property operating expenses, which is calculated as property operating and property management expenses, excluding noncash share-based compensation expense, expenses reimbursed by tenant charge-backs and bad debt expense. Our Same-Home portfolio consists of our single-family properties that have been stabilized longer than 90 days prior to the beginning of the earliest period presented, and that have not been classified as held for sale or taken out of service as a result of a casualty loss.

Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of convertible units, (3) gain or loss on early extinguishment of debt, (4) gain or loss on sales of single-family properties and other, (5) depreciation and amortization, (6) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (7) noncash share-based compensation expense, (8) interest expense, (9) general and administrative expense, (10) other expenses and (11) other revenues. We consider Core NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs. We further adjust Core NOI for our Same-Home portfolio by subtracting capital expenditures to calculate Same-Home Core NOI After Capital Expenditures, which we believe is a meaningful supplemental non-GAAP financial measure because it more fully reflects our operating performance after the impact of all property-level expenditures, regardless of whether they are capitalized or expensed.

Core NOI and Same-Home Core NOI After Capital Expenditures should be considered only as supplements to net income or loss as a measure of our performance and should not be used as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Additionally, these metrics should not be used as substitutes for net income (loss) or net cash flows from operating activities (as computed in accordance with GAAP).

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$233,754	$194,959
Tenant charge-backs	(28,373)	(21,016)
Bad debt expense	(1,510)	(1,069)
Other revenues	(1,670)	(3,751)
Core revenues	$202,201	$169,123

Core property operating expenses
Property operating expenses	$83,305	$68,612
Property management expenses	17,478	16,746
Noncash share-based compensation expense (1)	(417)	(357)
Expenses reimbursed by tenant charge-backs	(28,373)	(21,016)
Bad debt expense	(1,510)	(1,069)
Core property operating expenses	$70,483	$62,916

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net loss attributable to common shareholders	$(1,490)	$(4,377)
Dividends on preferred shares	13,587	5,569
Noncontrolling interest	(301)	3,836
Net income	11,796	5,028
Remeasurement of participating preferred shares	5,410	300
Gain on conversion of Series E units	—	(11,463)
Gain on sale of single-family properties and other, net	(2,026)	(234)
Depreciation and amortization	73,953	69,517
Acquisition fees and costs expensed	1,096	5,653
Noncash share-based compensation expense (1)	417	357
Interest expense	31,889	30,977
General and administrative expense	9,295	8,570
Other expenses	1,558	1,253
Other revenues	(1,670)	(3,751)
Tenant charge-backs	28,373	21,016
Expenses reimbursed by tenant charge-backs	(28,373)	(21,016)
Bad debt expense excluded from operating expenses	1,510	1,069
Bad debt expense included in revenues	(1,510)	(1,069)
Core Net Operating Income	131,718	106,207
Less: Non-Same-Home Core Net Operating Income	28,381	10,126
Same-Home Core Net Operating Income	103,337	96,081
Less: Same-Home capital expenditures	5,063	5,908
Same-Home Core Net Operating Income After Capital Expenditures	$98,274	$90,173

(1)
Represents noncash share-based compensation expense related to centralized and field property management employees, which is included in property management expenses within the condensed consolidated statements of operations.

Funds from Operations ("FFO") / Core FFO / Adjusted FFO attributable to common share and unit holders

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

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) noncash interest expense related to acquired debt, (4) gain or loss on early extinguishment of debt, (5) noncash gain or loss on conversion of convertible units and (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value.

Adjusted FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting Core FFO attributable to common share and unit holders for (1) recurring capital expenditures that are necessary to help preserve the value and maintain functionality of our properties and (2) actual leasing costs incurred during the period. As a portion of our homes are recently acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized and held for sale properties.

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

FFO, Core FFO and Adjusted FFO attributable to common share and unit holders are not a substitute for net cash flow provided by operating activities, as determined in accordance with GAAP, as a measure of our operating performance, liquidity or ability to pay dividends. These metrics also are not necessarily indicative of cash available to fund future cash needs. Because other REITs may not compute these measures in the same manner, they may not be comparable among REITs.

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(1,490)	$(4,377)
Adjustments:
Noncontrolling interests in the Operating Partnership	(339)	3,912
Net (gain) on sale / impairment of single-family properties and other	(1,097)	(60)
Depreciation and amortization of real estate assets	71,404	68,162
FFO attributable to common share and unit holders	$68,478	$67,637
Adjustments:
Acquisition fees and costs expensed	1,096	5,653
Noncash share-based compensation expense (1)	938	870
Noncash interest expense related to acquired debt	840	576
Gain on conversion of Series E units	—	(11,463)
Remeasurement of participating preferred shares	5,410	300
Core FFO attributable to common share and unit holders	$76,762	$63,573
Recurring capital expenditures (2)	(6,444)	(6,017)
Leasing costs	(1,482)	(1,929)
Adjusted FFO attributable to common share and unit holders	$68,836	$55,627

(1)
For each of the three-month periods ended March 31, 2017 and 2016, $0.5 million that related to corporate administrative employees was recorded in general and administrative expense and $0.4 million that related to centralized and field property management employees was recorded in property management expenses.

(2)
As a portion of our homes are recently acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized and held for sale properties.

EBITDA / Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. Adjusted EBITDA is a supplemental non-GAAP financial measure calculated by adjusting EBITDA for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) net gain or loss on sales / impairment of single-family properties and other, (3) noncash share-based compensation expense, (4) gain or loss on early extinguishment of debt, (5) gain or loss on conversion of convertible units and (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value. We consider Adjusted EBITDA to be a meaningful financial measure of operating performance because it excludes the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(1,490)	$(4,377)
Dividends on preferred shares	13,587	5,569
Noncontrolling interest	(301)	3,836
Net income	11,796	5,028
Interest expense	31,889	30,977
Depreciation and amortization	73,953	69,517
EBITDA	$117,638	$105,522

Noncash share-based compensation expense (1)	938	870
Acquisition fees and costs expensed	1,096	5,653
Net (gain) on sale / impairment of single-family properties and other	(1,097)	(60)
Gain on conversion of Series E units	—	(11,463)
Remeasurement of participating preferred shares	5,410	300
Adjusted EBITDA	$123,985	$100,822

(1)
For each of the three-month periods ended March 31, 2017 and 2016, $0.5 million that related to corporate administrative employees was recorded in general and administrative expense and $0.4 million that related to centralized and field property management employees was recorded in property management expenses.

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

As of March 31, 2017, and December 31, 2016, our variable-rate debt was comprised of borrowings on our revolving credit facility of zero, our term loan facility of $350.0 million and $325.0 million, respectively, and the outstanding balance on the AH4R 2014-SFR1 securitization of $455.4 million and $456.1 million, respectively.  All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 1.75% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.75% to 1.30% until the fully extended maturity date of August 2020, the term loan facility bears interest at a LIBOR rate plus a margin ranging from 1.70% to 2.30% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.70% to 1.30% until the fully extended maturity date of August 2021, and the AH4R 2014-SFR1 securitization bears interest at a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1% (1)	$8,056	$7,813
Rate decrease of 1% (2)	$(5,751)	$(4,087)

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of March 31, 2017.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                  Legal Proceedings

The Company currently is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.

Item 1A.                         Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2016, in Part I, Item 1A, Risk Factors and in our other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

There have been no material changes to our risk factors from those disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. We did not repurchase any of our Class A common shares during the three months ended March 31, 2017. As of March 31, 2017, we had a remaining repurchase authorization of $146.7 million under the program.

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
Date: May 5, 2017

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

3.8
Articles Supplementary for American Homes 4 Rent 5.875% Series F Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 21, 2017.)

3.9
Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed February 24, 2017.)

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

10.1
Share Purchase Agreement, dated March 22, 2017, by and between the Company and B. Wayne Hughes (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2017)

10.2	Thirteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.