Form 10-Q
period 2017-06-30
American Homes 4 Rent
filed 2017-08-04
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

There were 259,691,986 Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 Class B common shares of beneficial interest, $0.01 par value per share, outstanding on August 2, 2017.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Single-family properties:
Land	$1,553,214	$1,512,183
Buildings and improvements	6,815,409	6,614,953
Single-family properties held for sale, net	65,237	87,430
	8,433,860	8,214,566
Less: accumulated depreciation	(800,076)	(666,710)
Single-family properties, net	7,633,784	7,547,856
Cash and cash equivalents	67,325	118,799
Restricted cash	128,524	131,442
Rent and other receivables, net	19,262	17,618
Escrow deposits, prepaid expenses and other assets	137,496	133,594
Deferred costs and other intangibles, net	13,971	11,956
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$8,146,307	$8,107,210

Liabilities
Revolving credit facility	$92,000	$—
Term loan facility, net	197,648	321,735
Asset-backed securitizations, net	1,985,847	2,442,863
Exchangeable senior notes, net	109,862	108,148
Secured note payable	49,346	49,828
Accounts payable and accrued expenses	222,990	177,206
Participating preferred shares derivative liability	76,860	69,810
Total liabilities	2,734,553	3,169,590

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 258,490,493 and 242,740,482 shares issued and outstanding at June 30, 2017, and December 31, 2016, respectively	2,585	2,427
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2017, and December 31, 2016	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 43,210,000 and 37,010,000 shares issued and outstanding at June 30, 2017, and December 31, 2016, respectively	432	370
Additional paid-in capital	5,075,460	4,568,616
Accumulated deficit	(405,426)	(378,578)
Accumulated other comprehensive income	—	95
Total shareholders’ equity	4,673,057	4,192,936

Noncontrolling interest	738,697	744,684
Total equity	5,411,754	4,937,620

Total liabilities and equity	$8,146,307	$8,107,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rents from single-family properties	$204,648	$193,491	$405,755	$361,486
Fees from single-family properties	2,690	2,724	5,294	4,921
Tenant charge-backs	27,382	20,253	55,755	41,269
Other	2,288	3,846	3,958	7,597
Total revenues	237,008	220,314	470,762	415,273

Expenses:
Property operating expenses	85,954	77,887	169,259	146,499
Property management expenses	17,442	18,096	34,920	34,842
General and administrative expense	8,926	7,931	18,221	16,501
Interest expense	28,392	35,481	60,281	66,458
Acquisition fees and costs expensed	1,412	3,489	2,508	9,142
Depreciation and amortization	72,716	79,604	146,669	149,121
Other	1,359	2,087	2,917	3,340
Total expenses	216,201	224,575	434,775	425,903

Gain on sale of single-family properties and other, net	2,454	658	4,480	892
Loss on early extinguishment of debt	(6,555)	—	(6,555)	—
Gain on conversion of Series E units	—	—	—	11,463
Remeasurement of participating preferred shares	(1,640)	(150)	(7,050)	(450)

Net income (loss)	15,066	(3,753)	26,862	1,275

Noncontrolling interest	(30)	(761)	(331)	3,075
Dividends on preferred shares	15,282	7,412	28,869	12,981

Net loss attributable to common shareholders	$(186)	$(10,404)	$(1,676)	$(14,781)

Weighted-average shares outstanding—basic and diluted	258,900,456	238,481,265	251,685,993	228,819,566

Net loss attributable to common shareholders per share—basic and diluted	$—	$(0.04)	$(0.01)	$(0.06)

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$15,066	$(3,753)	$26,862	$1,275
Other comprehensive income (loss):
Unrealized gain on interest rate cap agreement:
Reclassification adjustment for amortization of interest expense included in net income (loss)	—	62	(28)	102
Unrealized gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income (loss)	—	—	(67)	—
Other comprehensive income (loss)	—	62	(95)	102
Comprehensive income (loss)	15,066	(3,691)	26,767	1,377
Comprehensive (loss) income attributable to noncontrolling interests	(31)	(778)	(314)	3,058
Dividends on preferred shares	15,282	7,412	28,869	12,981
Comprehensive loss attributable to common shareholders	$(185)	$(10,325)	$(1,788)	$(14,662)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2016	242,740,482	$2,427	635,075	$6	37,010,000	$370	$4,568,616	$(378,578)	$95	$4,192,936	$744,684	$4,937,620

Share-based compensation	—	—	—	—	—	—	2,059	—	—	2,059	—	2,059

Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	55,424	1	—	—	—	—	92	—	—	93	—	93

Issuance of Class A common shares, net of offering costs of $704	15,694,587	157	—	—	—	—	355,032	—	—	355,189	—	355,189

Issuance of perpetual preferred shares, net of offering costs of $5,209	—	—	—	—	6,200,000	62	149,729	—	—	149,791	—	149,791

Redemptions of Class A units	—	—	—	—	—	—	(68)	—	—	(68)	(101)	(169)

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(28,869)	—	(28,869)	—	(28,869)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(5,555)	(5,555)
Common shares	—	—	—	—	—	—	—	(25,172)	—	(25,172)	—	(25,172)

Net income (loss)	—	—	—	—	—	—	—	27,193	—	27,193	(331)	26,862

Total other comprehensive loss	—	—	—	—	—	—	—	—	(95)	(95)	—	(95)

Balances at June 30, 2017	258,490,493	$2,585	635,075	$6	43,210,000	$432	$5,075,460	$(405,426)	$—	$4,673,057	$738,697	$5,411,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$26,862	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,669	149,121
Noncash amortization of deferred financing costs	4,410	5,279
Noncash amortization of discount on exchangeable senior notes	1,714	1,106
Noncash amortization of discount on ARP 2014-SFR1 securitization	—	1,119
Noncash share-based compensation	2,059	1,853
Provision for bad debt	2,843	2,483
Loss on early extinguishment of debt	6,555	—
Gain on conversion of Series E units to Series D units	—	(11,463)
Remeasurement of participating preferred shares	7,050	450
Equity in net (earnings) loss of unconsolidated ventures	(1,623)	261
Net gain on sale of single-family properties and other	(4,480)	(892)
Loss on impairment of single-family properties	2,487	900
Net gain on resolutions of mortgage loans	(16)	(1,656)
Other changes in operating assets and liabilities:
Rent and other receivables	(4,497)	(6,977)
Prepaid expenses and other assets	(7,440)	3,807
Deferred leasing costs	(3,401)	(4,080)
Accounts payable and accrued expenses	40,967	24,441
Amounts payable to affiliates	5,047	(5,250)
Net cash provided by operating activities	225,206	161,777

Investing activities
Cash paid for single-family properties	(226,937)	(61,966)
Change in escrow deposits for purchase of single-family properties	(1,708)	(330)
Cash acquired in noncash business combinations	—	25,020
Payoff of credit facility in connection with ARPI merger	—	(350,000)
Net proceeds received from sales of single-family properties and other	54,232	15,493
Net proceeds received from sales of non-performing loans	—	16,405
Purchase of commercial office buildings	—	(20,056)
Collections from mortgage financing receivables	78	—
Distributions from unconsolidated joint ventures	2,144	5,770
Renovations to single-family properties	(18,351)	(17,529)
Other capital expenditures for single-family properties	(15,038)	(12,675)
Other purchases of productive assets	(16,936)	—
Net cash used for investing activities	(222,516)	(399,868)

Financing activities
Proceeds from issuance of Class A common shares	355,589	2
Payments of Class A common share issuance costs	(350)	—
Proceeds from issuance of perpetual preferred shares	155,000	498,750
Payments of perpetual preferred share issuance costs	(5,209)	(16,024)
Proceeds from exercise of stock options	1,858	1,682
Repurchase of Class A common shares	—	(96,098)
Redemptions of Class A units	(169)	(291)
Payments on asset-backed securitizations	(466,793)	(12,762)
Proceeds from revolving credit facility	62,000	626,000
Payments on revolving credit facility	(20,000)	(484,000)
Proceeds from term loan facility	25,000	—
Payments on term loan facility	(100,000)	—
Payments on secured note payable	(482)	(457)
Distributions to noncontrolling interests	(5,555)	(5,905)
Distributions to common shareholders	(25,172)	(24,038)
Distributions to preferred shareholders	(28,869)	(12,981)
Deferred financing costs paid	(3,930)	(390)
Net cash (used for) provided by financing activities	(57,082)	473,488

Net (decrease) increase in cash, cash equivalents and restricted cash	(54,392)	235,397
Cash, cash equivalents and restricted cash, beginning of period	250,241	168,968
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$195,849	$404,365

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(54,157)	$(58,956)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$3,922	$(1,345)
Transfer of term loan borrowings to revolving credit facility	$50,000	$—
Transfer of deferred financing costs from term loan to revolving credit facility	$1,354	$—
Note receivable related to a bulk sale of properties, net of discount	$5,559	$—

Merger with ARPI
Single-family properties	$—	$1,277,253
Restricted cash	$—	$9,521
Rent and other receivables, net	$—	$843
Escrow deposits, prepaid expenses and other assets	$—	$35,134
Deferred costs and other intangibles, net	$—	$22,696
Asset-backed securitization	$—	$(329,703)
Exchangeable senior notes, net	$—	$(112,298)
Accounts payable and accrued expenses	$—	$(38,485)
Class A common shares and units issued	$—	$(530,460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (the “Company,” “we,” “our” and “us”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. As of June 30, 2017, the Company held 48,982 single-family properties in 22 states, including 582 properties held for sale.

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

Effective July 1, 2016, due to increased volume in the Company's sales of single-family properties, gains and losses from the sales of single-family properties have been included in gain on sale of single-family properties and other, net within the condensed consolidated statements of operations. Prior period net gain from the sales of single-family properties and other, which totaled $0.7 million and $0.9 million for the three and six months ended June 30, 2016, respectively, was previously included in other revenues and has been reclassified to gain on sale of single-family properties and other, net to conform to the current presentation.

Effective December 31, 2016, in accordance with our adoption of Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes restricted cash together with cash and cash equivalents when reconciling the beginning and ending balances shown in the statements of cash flows, which has the effect of excluding the presentation of transfers between restricted and unrestricted cash amounts in the statements of cash flows. Prior to the adoption, the beginning and ending balances presented in the statements of cash flows included only cash and cash equivalents, and transfers between restricted and unrestricted cash amounts were presented within operating and investing activities based on the nature of the amounts. All prior period amounts have been reclassified to conform to the current presentation. This resulted in $134.0 million and $111.3 million of restricted cash as of June 30, 2016 and December 31, 2015, respectively, being added to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.
Effective January 1, 2017, in order to include share-based compensation costs for employees in the same financial statement line item as the cash compensation paid to the employees, noncash share-based compensation expense has been reclassified with the amounts related to corporate administrative employees and centralized and field property management employees reflected in general and administrative expense and property management expenses, respectively, within the condensed consolidated statements of operations. Additionally, all costs associated with operating our proprietary property management platform such as salary expenses for both centralized and field property management personnel, lease expenses and operating costs for property management offices and technology expenses for maintaining the property management platform, which were previously included in property operating expenses, have been reclassified into property management expenses. This resulted in the reclassification of $1.0 million and $1.9 million of noncash share-based compensation expense for the three and six months ended June 30, 2016, respectively, with $0.4 million and $0.8 million of noncash share-based compensation expense reclassified to property management expenses, respectively, and $0.6 million and $1.1 million of noncash share-based compensation expense reclassified to general and administrative expense, respectively, in the condensed consolidated statements of operations. This also resulted in $17.7 million and $34.1 million of property management expenses for the three and six months ended June 30, 2016, respectively, which were previously included in property operating expenses, being reclassified to property management expenses in the condensed consolidated statements of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB's new revenue recognition guidance for non-lease components. The new guidance will also require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Any other costs incurred, including allocated indirect costs, will no longer be capitalized and instead will be expensed as incurred. The guidance will be effective for the Company in annual reporting periods beginning after December 15, 2018, and in interim periods within those annual periods, with early adoption permitted, and requires the use of the modified retrospective transition method. The Company is currently assessing the impact of the adoption of this guidance on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments include identifying “distinct” performance obligations in multi-element contracts, estimating the amount of variable consideration to include in the transaction price at contract inception, allocating the transaction price to each separate performance obligation, and determining at contract inception whether the performance obligation is satisfied over time or at a point in time. Since lease contracts under ASC 840 are specifically excluded from ASU No. 2014-09’s scope, most of the Company’s rental contract revenue will continue to follow current leasing guidance. We have reviewed our other sources of revenue and identified that the non-lease components (tenant chargebacks and recovery revenue) in our single-family home and office leases will continue being accounted for under ASC 840 until the adoption of ASU 2016-02 beginning January 1, 2019.

As part of ASU No. 2014-09, the FASB issued consequential amendments to other sections, eliminating ASC 360-20, Real Estate Sales and adding ASU No. 2017-05 Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, Subtopic 610-20. Real estate sales to noncustomers will follow new guidance from ASC 610-20, while sales to customers will follow the general revenue guidance in ASC 606. While the Company’s property sales are not part of our ordinary customer activity and will fall under ASC 610-20, there is little economic difference in the accounting for real estate sales to customer versus noncustomer, with exception to presentation of comprehensive income (revenue and expense when sale to customer or gain and loss when sale to noncustomer).

In our initial assessment, the Company’s current accounting policies for tenant chargebacks, recovery revenue, and real estate property sales are aligned with the new revenue recognition principles prescribed by the new guidance. Although we do not expect the new standards to ultimately change the amount or timing of our revenue recognition, the Company will continue to assess the potential effects of ASU No. 2014-09 and ASU No. 2017-05, noting that the underlying principles and processes used to record that revenue are changing under ASC 606 and ASC 610-20. The guidance will be effective for the Company in fiscal years (interim and annual reporting periods) that begin after December 15, 2017, with the option to early adopt. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. The Company does not anticipate that adoption of this guidance will have a material impact on our financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Balance Sheet:
Cash and cash equivalents	$67,325	$270,369
Restricted cash	128,524	133,996
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	$195,849	$404,365

Note 4. Single-Family Properties

Single-family properties, net, consisted of the following as of June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Number of properties	Net book value
Leased single-family properties	46,089	$7,173,352
Single-family properties being renovated	508	97,976
Single-family properties being prepared for re-lease	161	26,510
Vacant single-family properties available for lease	1,642	270,709
Single-family properties held for sale	582	65,237
Total	48,982	$7,633,784

	December 31, 2016
	Number of properties	Net book value
Leased single-family properties	44,798	$7,040,000
Single-family properties being renovated	312	57,200
Single-family properties being prepared for re-lease	91	14,453
Vacant single-family properties available for lease	2,102	348,773
Single-family properties held for sale	1,119	87,430
Total	48,422	$7,547,856

Single-family properties, net as of June 30, 2017, and December 31, 2016, included $30.0 million and $14.3 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $69.0 million and $66.2 million for the three months ended June 30, 2017 and 2016, respectively, and $137.8 million and $127.0 million for the six months ended June 30, 2017 and 2016, respectively.

During the three and six months ended June 30, 2017, the Company sold 127 and 631 homes, respectively, which generated total net proceeds of $15.7 million and $39.8 million, respectively, and resulted in a net gain on sale of $2.2 million and $1.2 million, respectively. Total net proceeds for the six months ended June 30, 2017 included a $7.0 million note receivable, before a $1.5 million discount, that was recorded during the first quarter of 2017. During the three and six months ended June 30, 2016, the Company sold 68 and 134 homes, respectively, which generated total net proceeds of $7.9 million and $15.5 million, respectively, and resulted in a net gain on sale of $0.7 million and $0.9 million, respectively.

Note 5. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $7.7 million and $5.7 million as of June 30, 2017, and December 31, 2016, respectively. Also included in rent and other receivables, net, are non-tenant receivables, which totaled $0.8 million and $0.6 million as of June 30, 2017, and December 31, 2016, respectively.

Note 6. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Deferred leasing costs	$10,871	$7,470
Deferred financing costs	11,044	6,552
Intangible assets:
Value of in-place leases	4,638	4,739
Trademark	3,100	3,100
Database	2,100	2,100
	31,753	23,961
Less: accumulated amortization	(17,782)	(12,005)
Total	$13,971	$11,956

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $2.2 million and $12.3 million for the three months ended June 30, 2017 and 2016, respectively, and $5.1 million and $19.8 million for the six months ended June 30, 2017 and 2016, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs that relate to our revolving credit facility are included in deferred costs and other intangibles, net within the condensed consolidated balance sheets. Amortization of deferred financing costs that relate to our revolving credit facility was $0.4 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively, which has been included in gross interest, prior to interest capitalization (see Note 7).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2017, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2017	$2,162	$969	$83	$330	$150
2018	784	1,923	21	92	300
2019	—	1,923	2	—	300
2020	—	1,929	—	—	132
2021	—	1,923	—	—	—
Thereafter	—	948	—	—	—
Total	$2,946	$9,615	$106	$422	$882

Note 7. Debt

The following table presents the Company’s debt as of June 30, 2017, and December 31, 2016 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2017	December 31, 2016
AH4R 2014-SFR1 securitization (2)	N/A	N/A	$—	$456,074
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	499,245	501,810
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	514,824	517,827
AH4R 2015-SFR1 securitization (3)	4.14%	April 9, 2045	540,717	543,480
AH4R 2015-SFR2 securitization (4)	4.36%	October 9, 2045	469,655	472,043
Total asset-backed securitizations			2,024,441	2,491,234
Exchangeable senior notes	3.25%	November 15, 2018	115,000	115,000
Secured note payable	4.06%	July 1, 2019	49,346	49,828
Revolving credit facility (5)	2.42%	June 30, 2022	92,000	—
Term loan facility (6)	2.57%	June 30, 2022	200,000	325,000
Total debt (7)			2,480,787	2,981,062
Unamortized discount on exchangeable senior notes			(1,414)	(1,883)
Equity component of exchangeable senior notes			(3,724)	(4,969)
Deferred financing costs, net (8)			(40,946)	(51,636)
Total debt per balance sheet			$2,434,703	$2,922,574

(1)	Interest rates are as of June 30, 2017. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2014-SFR1 securitization was paid off in full during the second quarter of 2017.

(3)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(4)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(5)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million, with a fully extended maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of June 30, 2017, plus 1-month LIBOR.

(6)
The term loan facility provides for a borrowing capacity of up to $200.0 million, with a maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of June 30, 2017, plus 1-month LIBOR.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, secured note payable, revolving credit facility and term loan facility as of June 30, 2017, and December 31, 2016.

(8)
Deferred financing costs relate to our asset-backed securitizations and our term loan facility. Amortization of deferred financing costs was $1.4 million and $2.1 million for the three months ended June 30, 2017 and 2016, respectively, and $3.6 million and $4.1 million for the six months ended June 30, 2017 and 2016, respectively, which has been included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

During the second quarter of 2017, the Company paid off the outstanding principal on the AH4R 2014-SFR1 asset-backed securitization of approximately $455.4 million using proceeds from the Class A common share offering in the first quarter of 2017 and available cash, which resulted in $6.6 million of charges primarily related to the write-off of unamortized deferred financing costs that were included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AH4R 2014-SFR1 asset-backed securitization also resulted in the release of the 3,799 homes pledged as collateral and $9.4 million of restricted cash for lender requirements.

Exchangeable Senior Notes, Net

The exchangeable senior notes, which were assumed in connection with the Company's merger (the "ARPI Merger") with American Residential Properties, Inc. ("ARPI") during 2016, are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of June 30, 2017, was 55.0193 shares of our common stock per $1,000 principal amount of the notes. The exchange rate is adjusted based on our common share price and distributions to common shareholders.

As of June 30, 2017, the exchangeable senior notes, net had a balance of $109.9 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $1.4 million and $3.7 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Credit Facilities

During 2016, the Company entered into a $1.0 billion credit agreement, which was subsequently amended in June 2017. The amendment expanded our borrowing capacity on the revolving credit facility to $800.0 million and reduced the term loan facility to $200.0 million. The amendment also lowered our cost of borrowing and provides a more flexible borrowing structure. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. Borrowings under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%. In each case, the actual margin is determined based on the Company's credit ratings in effect from time to time. Based on current corporate ratings for LIBOR-based borrowings as of June 30, 2017, the revolving credit facility bears interest at 1-month LIBOR plus 1.20%, and the term loan facility bears interest at 1-month LIBOR plus 1.35%. The credit agreement includes an accordion feature allowing the revolving credit facility or the term loan facility to be increased to an aggregate amount not to exceed $1.75 billion, subject to certain conditions. The revolving credit facility matures on June 30, 2021, with two six-month extension options at the Company's election upon payment of an extension fee, and the term loan facility matures on June 30, 2022. No amortization payments are required on the term loan facility prior to the maturity date. The credit agreement requires that we maintain certain financial covenants. As of June 30, 2017 and December 31, 2016, the Company had $92.0 million and zero, respectively, of outstanding borrowings against the revolving credit facility, $200.0 million and $325.0 million, respectively, of outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facilities and amortization of deferred financing costs, the discounts on the ARP 2014-SFR1 securitization and exchangeable senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gross interest	$29,427	$35,840	$61,919	$67,453
Capitalized interest	(1,035)	(359)	(1,638)	(995)
Interest expense	$28,392	$35,481	$60,281	$66,458

Note 8. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable	$897	$9
Accrued property taxes	86,164	46,091
Other accrued liabilities	26,436	31,262
Accrued construction and maintenance liabilities	13,778	9,899
Resident security deposits	74,392	70,430
Prepaid rent	21,323	19,515
Total	$222,990	$177,206

Note 9. Shareholders’ Equity

Class A Common Share Offering

During the first quarter of 2017, the Company issued 14,842,982 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering and concurrent private placement, raising gross proceeds to the Company of $336.5 million after underwriter's discount and before offering costs of approximately $0.4 million.

"At the Market" Common Share Offering Program
In November 2016, the Company established an “at the market” common share offering program under which we may issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million. The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program does not have an expiration date, but may be suspended or terminated by the Company at any time. During the six months ended June 30, 2017, the Company issued and sold 0.9 million Class A common shares for gross proceeds of $19.4 million, or $22.75 per share, and net proceeds of $19.1 million, after commissions and other expenses of approximately $0.3 million. As of June 30, 2017, $276.6 million remained available for future share issuances under the program.

Share Repurchase Program

In September 2015, the Company announced that our board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. In addition, the excess of the purchase price over the par value of shares repurchased is recorded as a reduction to additional paid-in capital. During the six months ended June 30, 2017, we did not repurchase and retire any of our Class A common shares. During the six months ended June 30, 2016, we repurchased and retired 6.2 million of our Class A common shares, on a settlement date basis, in accordance with the program at a weighted-average price of $15.44 per share and a total price of $96.0 million. As of June 30, 2017, we had a remaining repurchase authorization of $146.7 million under the program.

Participating Preferred Shares

As of June 30, 2017, the initial liquidation preference on the Company’s participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company’s outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $480.0 million.

Perpetual Preferred Shares

During the quarter ended June 30, 2017, the Company issued 6,200,000 5.875% Series F cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $155.0 million before offering costs of approximately $5.2 million, with a liquidation preference of $25.00 per share.

In July 2017, the Company issued 4,600,000 5.875% Series G cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $115.0 million before offering costs of approximately $4.1 million, with a liquidation preference of $25.00 per share.

Distributions

During the quarter ended June 30, 2017, our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares, $0.3125 on our 5.0% Series A participating preferred shares, $0.3125 on our 5.0% Series B participating preferred shares, $0.34375 on our 5.5% Series C participating preferred shares, $0.40625 on our 6.5% Series D perpetual preferred shares and $0.39688 on our 6.35% Series E perpetual preferred shares. Distributions declared on our 5.875% Series F perpetual preferred shares were for a pro-rated amount of $0.27335 during the quarter ended June 30, 2017. During the quarter ended June 30, 2016, our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares, $0.3125 on our 5.0% Series A participating preferred shares, $0.3125 on our 5.0% Series B participating preferred shares and $0.34375 on our 5.5% Series C participating preferred shares. Distributions declared on our 6.5% Series D perpetual preferred shares were for a pro-rated amount of $0.17153 per share during the quarter ended June 30, 2016. Distributions declared on our Series D convertible units totaled $0.035 per unit for the quarter ended June 30, 2016, which represented 70% of distributions declared on Class A units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Company’s operating partnership. Former AH LLC members owned 54,276,644, or approximately 17.3% and 18.2%, of the total 314,674,346 and 298,931,517 Class A units in our operating partnership as of June 30, 2017, and December 31, 2016, respectively. Noncontrolling interest also includes interests held by former ARPI employees in Class A units of the Company's operating partnership, which were issued in connection with the ARPI Merger in February 2016. Former ARPI Class A unit holders owned 1,272,134 and 1,279,316, or approximately 0.4% of the total 314,674,346 and 298,931,517 Class A units in the operating partnership as of June 30, 2017, and December 31, 2016, respectively. Also included in noncontrolling interest is the outside ownership interest in a consolidated subsidiary of the Company.

The following table summarizes the income or loss allocated to the Company’s noncontrolling interests as reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Preferred income allocated to Series C convertible units	$—	$—	$—	$3,027
Net (loss) income allocated to Class A units	(31)	(616)	(370)	134
Net income allocated to Series D convertible units	—	—	—	134
Net income (loss) allocated to noncontrolling interests in certain consolidated subsidiaries	1	(145)	39	(220)
	$(30)	$(761)	$(331)	$3,075

2012 Equity Incentive Plan

During the six months ended June 30, 2017 and 2016, the Company granted stock options for 385,200 and 698,000 Class A common shares, respectively, and 174,000 and 74,100 restricted stock units, respectively, to certain employees of the Company under the 2012 Equity Incentive Plan (the “Plan”). The options and restricted stock units granted during the six months ended June 30, 2017 and 2016, vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2017 and 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2016	2,484,400	$16.22	8.0	$1,225
Granted	698,000	14.04
Exercised	(105,750)	15.92		298
Forfeited	(95,650)	16.35
Options outstanding at June 30, 2016	2,981,000	$15.71	7.9	$14,211
Options exercisable at June 30, 2016	1,117,625	$16.07	7.2	$4,934

Options outstanding at January 1, 2017	2,826,500	$15.69	7.6	$14,956
Granted	385,200	23.38
Exercised	(28,250)	15.96		196
Forfeited	(50,000)	16.38
Options outstanding at June 30, 2017	3,133,450	$16.62	7.3	$18,940
Options exercisable at June 30, 2017	1,716,000	$15.89	6.5	$11,468

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the six months ended June 30, 2017 and 2016:

	2017	2016
Weighted-average fair value	$3.82	$2.81
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	21.3%	27.4%
Risk-free interest rate	2.2%	1.5%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the six months ended June 30, 2017 and 2016:

	2017	2016
Restricted stock units at beginning of period	130,150	91,650
Units awarded	174,000	74,100
Units vested	(42,475)	(27,250)
Units forfeited	(10,250)	(3,550)
Restricted stock units at end of the period	251,425	134,950

For the three months ended June 30, 2017 and 2016, total non-cash share-based compensation expense related to stock options and restricted stock units was $1.1 million and $1.0 million, respectively, of which $0.7 million and $0.6 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $0.4 million related to centralized and field property management employees and was included in property management expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, total non-cash share-based compensation expense related to stock options and restricted stock units was $2.1 million and $1.9 million, respectively, of which $1.2 million and $1.1 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $0.9 million and $0.8 million, respectively, related to centralized and field property management employees and was included in property management expenses in the condensed consolidated statements of operations.

Note 10. Related Party Transactions

Concurrently with the Company's public offering of Class A common shares in the first quarter of 2017, the Chairman of our Board of Trustees, B. Wayne Hughes, purchased $50.0 million of our Class A common shares in a private placement at the public offering price.

Note 11. Earnings per Share

The following table reflects the computation of net loss per share on a basic and diluted basis for the three and six months ended June 30, 2017 and 2016 (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income (numerator):
Net income (loss)	$15,066	$(3,753)	$26,862	$1,275
Noncontrolling interest	(30)	(761)	(331)	3,075
Dividends on preferred shares	15,282	7,412	28,869	12,981
Net loss attributable to common shareholders	$(186)	$(10,404)	$(1,676)	$(14,781)

Weighted-average shares (denominator)	258,900,456	238,481,265	251,685,993	228,819,566

Net loss per share—basic and diluted	$—	$(0.04)	$(0.01)	$(0.06)

The computation of diluted earnings per share for the three months ended June 30, 2017 and 2016, excludes an aggregate of 28,351,580 and 20,200,950, respectively, and for the six months ended June 30, 2017 and 2016, excludes 28,342,309 and 20,200,950 potentially dilutive securities, respectively, which include Series A, B and C participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive due to the net loss for those periods.

Note 12. Commitments and Contingencies

As of June 30, 2017, the Company had commitments to acquire 354 single-family properties for an aggregate purchase price of $73.1 million and $8.9 million in land purchase commitments. As of December 31, 2016, the Company had commitments to acquire 203 single-family properties for an aggregate purchase price of $41.7 million and $3.9 million in land purchase commitments.

As of June 30, 2017, and December 31, 2016, the Company had sales in escrow for approximately 188 and 57 of our single-family properties, respectively, for an aggregate selling price of $20.1 million and $6.6 million, respectively.

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

Note 13. Fair Value

The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company’s participating preferred shares derivative liability is the only financial instrument recorded at fair value on a recurring basis in the condensed consolidated financial statements.

Our revolving credit facility, term loan facility, asset-backed securitizations and secured note payable are also financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. Our exchangeable senior notes are also financial instruments, which are classified as Level 2 in the fair value hierarchy as their fair value is estimated using observable inputs, based on the market value of the last trade at the end of the period. The following table displays the carrying values and fair values of our debt instruments as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR1 securitization	$—	$—	$456,074	$465,343
AH4R 2014-SFR2 securitization	499,245	505,623	501,810	510,941
AH4R 2014-SFR3 securitization	514,824	523,975	517,827	530,549
AH4R 2015-SFR1 securitization	540,717	547,263	543,480	553,689
AH4R 2015-SFR2 securitization	469,655	478,478	472,043	483,901
Total asset-backed securitizations (1)	2,024,441	2,055,339	2,491,234	2,544,423
Exchangeable senior notes, net (2)	109,862	151,552	108,148	142,808
Secured note payable	49,346	49,633	49,828	50,053
Revolving credit facility (3)	92,000	92,000	—	—
Term loan facility (4)	200,000	200,000	325,000	325,000
Total debt	$2,475,649	$2,548,524	$2,974,210	$3,062,284

(1)	The carrying values of the asset-backed securitizations exclude $38.6 million and $48.4 million of deferred financing costs as of June 30, 2017, and December 31, 2016, respectively.

(2)	The carrying value of the exchangeable senior notes, net is presented net of an unamortized discount.

(3)
As our revolving credit facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%, management believes that the carrying value of the revolving credit facility reasonably approximates fair value.

(4)
The carrying value of the term loan facility excludes $2.0 million and $3.3 million of deferred financing costs as of June 30, 2017, and December 31, 2016, respectively. As our term loan facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%, management believes that the carrying value of the term loan facility reasonably approximates fair value.

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

The following tables set forth the fair value of the participating preferred shares derivative liability as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Participating preferred shares derivative liability	$—	$—	$76,860	$76,860

	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Participating preferred shares derivative liability	$—	$—	$69,810	$69,810

The following tables present changes in the fair values of our Level 3 financial instruments that are measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares in the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 (in thousands):

Description	January 1, 2017	Issuances	Conversions	Remeasurement included in earnings	June 30, 2017
Liabilities:
Participating preferred shares derivative liability	$69,810	$—	$—	$7,050	$76,860

Description	January 1, 2016	Issuances	Conversions	Gain and remeasurement included in earnings	June 30, 2016
Liabilities:
Contingently convertible Series E units liability	$69,957	$—	$(58,494)	$(11,463)	$—
Participating preferred shares derivative liability	$62,790	$—	$—	$450	$63,240

Changes in inputs or assumptions used to value the participating preferred shares derivative liability may have a material impact on the resulting valuation.

Note 14. Subsequent Events

Credit Facilities

From July 1, 2017, through July 31, 2017, the Company paid down $92.0 million on our revolving credit facility, resulting in no outstanding borrowings under our revolving credit facility as of July 31, 2017.

Subsequent Dispositions

From July 1, 2017, through July 31, 2017, the Company disposed of 27 properties for aggregate net proceeds of approximately $4.6 million.

Subsequent Acquisitions

From July 1, 2017, through July 31, 2017, the Company acquired 314 properties for an aggregate purchase price of approximately $61.5 million, which included our initial delivery of eight homes developed through our internal construction program.

Share Issuances

From July 1, 2017, through July 31, 2017, the Company issued 1.2 million Class A common shares under its "at the market" program for gross proceeds of $26.9 million, or $22.73 per share, and net proceeds of $26.5 million, after commissions and other expenses of approximately $0.4 million. As of July 31, 2017, $249.8 million remained available for future share issuances under the "at the market" program.

Perpetual Preferred Share Offering

In July 2017, the Company issued 4,600,000 5.875% Series G cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $115.0 million before offering costs of approximately $4.1 million, with a liquidation preference of $25.00 per share.

Declaration of Dividends

On August 3, 2017, our board of trustees declared quarterly dividends of $0.05 per Class A common share payable on September 29, 2017, to shareholders of record on September 15, 2017, and $0.05 per Class B common share payable on September 29, 2017, to shareholders of record on September 15, 2017. Additionally, our board of trustees also declared quarterly dividends of $0.3125 per share on the Company’s 5.0% Series A participating preferred shares payable on September 29, 2017, to shareholders of record on September 15, 2017, $0.3125 per share on the Company’s 5.0% Series B participating preferred shares payable on September 29, 2017, to shareholders of record on September 15, 2017, $0.34375 per share on the Company’s 5.5% Series C participating preferred shares payable on September 29, 2017, to shareholders of record on September 15, 2017, $0.40625 per share on the Company’s 6.5% Series D perpetual preferred shares payable on September 29, 2017, to shareholders of record on September 15, 2017, $0.39688 per share on the Company’s 6.35% Series E perpetual preferred shares payable on September 29, 2017, to shareholders of record on September 15, 2017, $0.36719 per share on the Company’s 5.875% Series F perpetual preferred shares payable on September 29, 2017, to shareholders of record on September 15, 2017, and $0.30191 per share on the 5.875% Series G perpetual preferred shares payable on September 29, 2017, to shareholders of record on September 15, 2017.

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

As of June 30, 2017, we owned 48,982 single-family properties, in selected sub-markets of MSAs in 22 states, including 582 properties held for sale, of which 446 properties were former ARPI properties, compared to 48,422 single-family properties in 22 states, including 1,119 properties held for sale, as of December 31, 2016, and 48,038 single-family properties in 22 states, including 1,582 properties held for sale, as of June 30, 2016. As of June 30, 2017, we had commitments to acquire an additional 354 single-family properties for an aggregate purchase price of approximately $73.1 million. As of June 30, 2017, 46,089, or 95.2%, of our total properties (excluding held for sale properties) were leased, compared to 44,798, or 94.7%, of our total properties (excluding held for sale properties) as of December 31, 2016, and 44,729, or 96.3%, of our total properties (excluding held for sale properties) as of June 30, 2016. As of June 30, 2017, our portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of June 30, 2017:

Market	Number of Single-family Properties (1)	% of Total Single-family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,341	9.0%	$162,003	2,121	13.6	2014
Atlanta, GA	4,191	8.7%	164,411	2,107	16.2	2014
Houston, TX	3,151	6.5%	162,836	2,114	11.6	2014
Charlotte, NC	3,056	6.3%	178,639	2,049	13.9	2014
Indianapolis, IN	2,897	6.0%	151,247	1,934	14.8	2013
Phoenix, AZ	2,770	5.7%	162,023	1,815	14.7	2014
Nashville, TN	2,506	5.2%	200,576	2,103	13.1	2014
Greater Chicago area, IL and IN	2,033	4.2%	180,530	1,896	15.8	2013
Cincinnati, OH	1,975	4.1%	172,482	1,849	15.1	2013
Raleigh, NC	1,919	4.0%	177,592	1,850	12.7	2014
All Other (2)	19,561	40.3%	177,866	1,897	14.2	2014
Total / Average	48,400	100.0%	$172,905	1,963	14.2	2014

(1)	Excludes 582 held for sale properties as of June 30, 2017.

(2)	Represents 32 markets in 19 states.

The following table summarizes certain key leasing metrics as of June 30, 2017:

	Total Single-family Properties (1)
Market	Leased Percentage (2)	Occupancy Percentage (2)	Avg. Contractual Monthly Rent Per Property (2)	Avg. Original Lease Term (months) (2)	Avg. Remaining Lease Term (months) (2)	Avg. Blended Change in Rent (3)
Dallas-Fort Worth, TX	95.6%	94.4%	$1,649	11.9	6.2	5.1%
Atlanta, GA	95.7%	94.8%	1,448	12.0	6.6	6.0%
Houston, TX	93.7%	91.7%	1,592	12.7	6.6	1.4%
Charlotte, NC	92.8%	91.3%	1,490	12.0	6.5	4.8%
Indianapolis, IN	97.1%	95.6%	1,340	12.8	7.0	4.2%
Phoenix, AZ	98.2%	97.6%	1,221	12.4	6.6	6.7%
Nashville, TN	93.4%	92.2%	1,642	12.1	6.5	4.4%
Greater Chicago area, IL and IN	96.7%	95.7%	1,768	13.1	7.3	3.7%
Cincinnati, OH	96.5%	95.1%	1,511	12.6	7.1	3.8%
Raleigh, NC	95.8%	94.2%	1,439	12.0	6.5	4.0%
All Other (4)	94.9%	93.7%	1,513	12.2	6.5	4.4%
Total / Average	95.2%	94.0%	$1,510	12.2	6.6	4.4%

(1)	Leasing information excludes held for sale properties.

(2)	Leased percentage, occupancy percentage, average contractual monthly rent per property, average original lease term and average remaining lease term are reflected as of period end.

(3)
Average blended change in rent represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the second quarter of 2017, compared to the annual rent of the previously expired non-month-to-month lease for each individual property.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Additionally, opportunities from new construction acquisition channels are impacted by the availability of undeveloped land assets and inventory of homes currently under construction or newly developed. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. During the quarter ended June 30, 2017, our total portfolio increased by 646 homes, including 467 homes acquired through broker acquisitions, 241 homes acquired through trustee acquisitions and 65 homes acquired through new construction acquisitions, offset by 127 homes sold or rescinded, of which 89 properties were former ARPI properties. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy. Additionally, from July 1, 2017, through July 31, 2017, the Company took our initial delivery of eight homes developed through our internal construction program.

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

As our total portfolio occupancy is now essentially stabilized, our ability to maintain and grow revenues will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. The average increase in rent for renewals was 3.2% and 4.1% and the average increase in rent for re-leases was 6.1% and 7.5% for the three months ended June 30, 2017 and 2016, respectively. Based on our Same-Home population of properties, we experienced turnover rates of 11.5% and 12.5% for the three months ended June 30, 2017 and 2016, respectively. The average increase in rent for renewals was 3.2% and 4.1% and the average increase in rent for re-leases was 5.2% and 6.3% for the six months ended June 30, 2017 and 2016, respectively. Based on our Same-Home population of properties, we experienced turnover rates of 20.6% and 21.3% for the six months ended June 30, 2017 and 2016, respectively.

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

Property Management Expenses

As we internally manage our portfolio of single-family properties through our proprietary property management platform, we incur costs such as salary expenses for property management personnel, lease expenses and operating costs for property management offices and technology expenses for maintaining the property management platform. As part of developing our property management platform, we have made significant investments in our infrastructure, systems and technology. We believe that these investments will enable our property management platform to become more efficient over time, especially as our portfolio grows in size. Also included in property management expenses is noncash share-based compensation expense related to centralized and field property management employees.

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

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, trustees’ and officers’ insurance expenses, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions. Also included in general and administrative expense is noncash share-based compensation expense related to corporate administrative employees.

Results of Operations

Net loss attributable to common shareholders totaled $0.2 million, or a $0.00 loss per basic and diluted share, for the three months ended June 30, 2017, compared to a net loss attributable to common shareholders of $10.4 million, or a $0.04 loss per basic and diluted share, for the three months ended June 30, 2016. This improvement was primarily attributable to higher revenues, lower interest expense and a reduction in depreciation and amortization expense, partially offset by increases in property operating expenses and preferred dividends, as well as by a loss on early extinguishment of debt. Net loss attributable to common shareholders totaled $1.7 million, or a $0.01 loss per basic and diluted share, for the six months ended June 30, 2017, compared to a net loss attributable to common shareholders of $14.8 million, or a $0.06 loss per basic and diluted share, for the six months ended June 30, 2016. This improvement was primarily attributable to higher revenues and lower acquisition fees and costs expensed, partially offset by increases in property operating expenses and preferred dividends, as well as a gain on the conversion of Series E convertible units into Series D convertible units in the first quarter of 2016.

As we continue to grow our portfolio with a portion of our homes still recently acquired and / or renovated, we distinguish our portfolio of homes between Same-Home properties, Non-Same-Home and Other properties and Former ARPI properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison and if it has not been classified as held for sale or taken out of service as a result of a casualty loss, which allows the performance of these properties to be compared between periods. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated or newly constructed and then initially leased or available for rent for a period greater than 90 days. Properties acquired through a bulk purchase are considered stabilized, as an entire group, provided (1) we have owned them for an adequate period of time to allow for complete on-boarding to our operating platform, and (2) a substantial portion of the properties have experienced tenant turnover at least once under our ownership, providing the opportunity for renovations and improvements to meet our property standards. We classify a property as Former ARPI if it was acquired through the ARPI Merger and is not classified as held for sale as of the end of the current period. All other properties, including those classified as held for sale, are classified as Non-Same-Home and Other.

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

Comparison of the Three Months Ended June 30, 2017, to the Three Months Ended June 30, 2016

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the three months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$158,760		$15,371		$30,517		$204,648
Fees from single-family properties	1,969		301		420		2,690
Bad debt expense	(1,022)		(145)		(166)		(1,333)
Core revenues	159,707		15,527		30,771		206,005

Property tax expense	28,031	17.6%	3,001	19.3%	5,640	18.3%	36,672	17.8%
HOA fees, net (2)	3,043	1.9%	310	2.0%	746	2.4%	4,099	2.0%
R&M and turnover costs, net (2)	12,163	7.6%	1,261	8.1%	2,263	7.4%	15,687	7.6%
Insurance	1,441	0.9%	183	1.2%	300	1.0%	1,924	0.9%
Property management expenses, net (3)	12,308	7.7%	1,196	7.7%	2,371	7.7%	15,875	7.7%
Core property operating expenses	56,986	35.7%	5,951	38.3%	11,320	36.8%	74,257	36.0%

Core Net Operating Income	$102,721	64.3%	$9,576	61.7%	$19,451	63.2%	$131,748	64.0%

	For the Three Months Ended June 30, 2016
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$153,175		$11,456		$28,860		$193,491
Fees from single-family properties	2,054		287		383		2,724
Bad debt expense	(1,124)		(131)		(159)		(1,414)
Core revenues	154,105		11,612		29,084		194,801

Property tax expense	28,422	18.4%	2,439	21.0%	5,303	18.2%	36,164	18.6%
HOA fees, net (2)	2,937	1.9%	209	1.8%	677	2.3%	3,823	2.0%
R&M and turnover costs, net (2)	11,443	7.5%	1,057	9.2%	2,577	9.0%	15,077	7.6%
Insurance	1,699	1.1%	200	1.7%	362	1.2%	2,261	1.2%
Property management expenses, net (3)	13,126	8.5%	990	8.5%	2,477	8.5%	16,593	8.5%
Core property operating expenses	57,627	37.4%	4,895	42.2%	11,396	39.2%	73,918	37.9%

Core Net Operating Income	$96,478	62.6%	$6,717	57.8%	$17,688	60.8%	$120,883	62.1%

(1)	Includes 36,790 properties that have been stabilized longer than 90 days prior to January 1, 2016.

(2)	Presented net of tenant charge-backs. In-house maintenance costs, which were previously presented separately, are included in R&M and turnover costs, net.

(3)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Reconciliations of core revenues, core property operating expenses and Core NOI to their respective GAAP metrics are located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues

Same-Home Properties

Core revenues from Same-Home properties for the three months ended June 30, 2017, increased $5.6 million, or 3.6%, to $159.7 million from $154.1 million for the three months ended June 30, 2016. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,522 per month as of June 30, 2017, compared to $1,476 per month as of June 30, 2016.

Non-Same Home and Other Properties

Core revenues from Non-Same-Home and Other properties were $15.5 million and $11.6 million for the three months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home and Other properties, which rose to 3,104 leased properties for the three months ended June 30, 2017, from 1,809 leased properties for the three months ended June 30, 2016.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense.

Same-Home Properties

Core property operating expenses from Same-Home properties for the three months ended June 30, 2017, decreased $0.6 million, or 1.1%, to $57.0 million from $57.6 million for the three months ended June 30, 2016. Same-Home core property operating expenses as a percentage of total Same-Home core revenues decreased to 35.7% for the three months ended June 30, 2017, from 37.4% for the three months ended June 30, 2016. This decrease was primarily attributable to reduced property management expenses, net of tenant charge-backs and certain property tax reductions, as well as to higher core revenues from Same-Home properties.

Non-Same-Home and Other Properties

Core property operating expenses from Non-Same-Home and Other properties were $6.0 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home and Other properties, which rose to 3,757 properties for the three months ended June 30, 2017, from 2,156 properties for the three months ended June 30, 2016. Non-Same-Home and Other core property operating expenses as a percentage of total Non-Same-Home and Other core revenues decreased to 38.3% for the three months ended June 30, 2017, from 42.2% for the three months ended June 30, 2016. This decrease was primarily attributable to higher core revenues from Non-Same-Home and Other properties.

General and Administrative Expense

General and administrative expense, which primarily consists of corporate payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $8.9 million for the three months ended June 30, 2017, compared to $7.9 million for the same period in 2016. This increase was primarily related to higher legal and insurance expenses, as well as nonrecurring rating agency fees associated with the Company receiving inaugural investment grade corporate credit ratings. Also included in general and administrative expense was $0.7 million and $0.6 million of noncash share-based compensation expense related to corporate administrative employees for the three months ended June 30, 2017 and 2016, respectively.

Interest Expense

Interest expense was $28.4 million and $35.5 million for the three months ended June 30, 2017 and 2016, respectively. This decrease was primarily due to the payoff of the ARP 2014-SFR1 asset-backed securitization in the third quarter of 2016, the payoff of the AH4R 2014-SFR1 asset-backed securitization in the second quarter of 2017, increased capitalized interest and lower interest expense on the credit facilities.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended June 30, 2017, acquisition fees and costs expensed totaled $1.4 million, which was related to costs associated with purchases of single-family properties. For the three months ended June 30, 2016, acquisition fees and costs expensed totaled $3.5 million, including $1.9 million of transaction costs related to the ARPI Merger and $1.6 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $72.7 million and $79.6 million for the three months ended June 30, 2017 and 2016, respectively. This decrease was attributable to lower amortization related to in-place leases, partially offset by an increase in depreciation expense related to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $2.3 million for the three months ended June 30, 2017, which included $1.4 million of equity in earnings from unconsolidated joint ventures, $0.6 million of other income and $0.3 million of income related to residential mortgage assets. Other revenues totaled $3.8 million for the three months ended June 30, 2016, which included $3.1 million of income and gain related to the liquidation of residential mortgage assets, $0.5 million of other income and $0.2 million of equity in earnings from unconsolidated joint ventures.

Other Expenses

Other expenses totaled $1.4 million for the three months ended June 30, 2017, which included $1.6 million related to impairments on properties held for sale and $0.3 million of expenses related to residential mortgage assets, partially offset by a $0.5 million net recovery of previously accrued expenses. Other expenses totaled $2.1 million for the three months ended June 30, 2016, which included $1.6 million of expenses related to residential mortgage assets and $0.7 million related to impairments on properties held for sale, partially offset by a $0.2 million net recovery of previously accrued expenses.

Comparison of the Six Months Ended June 30, 2017, to the Six Months Ended June 30, 2016

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$315,951		$28,984		$60,820		$405,755
Fees from single-family properties	3,857		592		845		5,294
Bad debt expense	(2,210)		(252)		(381)		(2,843)
Core revenues	317,598		29,324		61,284		408,206

Property tax expense	56,504	17.8%	5,821	19.9%	11,109	18.1%	73,434	18.0%
HOA fees, net (2)	5,979	1.9%	562	1.9%	1,444	2.4%	7,985	2.0%
R&M and turnover costs, net (2)	21,602	6.8%	2,466	8.4%	3,914	6.4%	27,982	6.9%
Insurance	2,987	0.9%	363	1.2%	514	0.8%	3,864	0.9%
Property management expenses, net (3)	24,490	7.7%	2,259	7.7%	4,726	7.7%	31,475	7.7%
Core property operating expenses	111,562	35.1%	11,471	39.1%	21,707	35.4%	144,740	35.5%

Core Net Operating Income	$206,036	64.9%	$17,853	60.9%	$39,577	64.6%	$263,466	64.5%

	For the Six Months Ended June 30, 2016
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties (4)	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$304,600		$18,230		$38,656		$361,486
Fees from single-family properties	3,939		532		450		4,921
Bad debt expense	(2,111)		(193)		(179)		(2,483)
Core revenues	306,428		18,569		38,927		363,924

Property tax expense	55,768	18.2%	3,778	20.4%	6,892	17.7%	66,438	18.3%
HOA fees, net (2)	5,935	1.9%	394	2.1%	917	2.4%	7,246	2.0%
R&M and turnover costs, net (2)	22,104	7.2%	1,881	10.2%	3,271	8.3%	27,256	7.4%
Insurance	3,534	1.2%	341	1.8%	489	1.3%	4,364	1.2%
Property management expenses, net (3)	26,579	8.7%	1,605	8.6%	3,346	8.6%	31,530	8.7%
Core property operating expenses	113,920	37.2%	7,999	43.1%	14,915	38.3%	136,834	37.6%

Core Net Operating Income	$192,508	62.8%	$10,570	56.9%	$24,012	61.7%	$227,090	62.4%

(1)	Includes 36,790 properties that have been stabilized longer than 90 days prior to January 1, 2016.

(2)	Presented net of tenant charge-backs. In-house maintenance costs, which were previously presented separately, are included in R&M and turnover costs, net.

(3)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

(4)	Former ARPI properties includes the operating activity of properties acquired through the ARPI Merger from the acquisition date of February 29, 2016, through June 30, 2016.

Reconciliations of core revenues, core property operating expenses and Core NOI to their respective GAAP metrics are located at the end of this Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Revenues

Same-Home Properties

Core revenues from Same-Home properties for the six months ended June 30, 2017, increased $11.2 million, or 3.6%, to $317.6 million from $306.4 million for the six months ended June 30, 2016. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,522 per month as of June 30, 2017, compared to $1,476 per month as of June 30, 2016.

Non-Same Home and Other Properties

Core revenues from Non-Same-Home and Other properties were $29.3 million and $18.6 million for the six months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to growth in our average number of leased Non-Same-Home and Other properties, which rose to 2,879 leased properties for the six months ended June 30, 2017, from 1,591 leased properties for the six months ended June 30, 2016.

Core Property Operating Expenses

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense.

Same-Home Properties

Core property operating expenses from Same-Home properties for the six months ended June 30, 2017, decreased $2.3 million, or 2.1%, to $111.6 million from $113.9 million for the six months ended June 30, 2016. Same-Home core property operating expenses as a percentage of total Same-Home core revenues decreased to 35.1% for the six months ended June 30, 2017, from 37.2% for the six months ended June 30, 2016. This decrease was primarily attributable to lower property management expenses and certain property tax reductions, as well as to higher core revenues from Same-Home properties.

Non-Same-Home and Other Properties

Core property operating expenses from Non-Same-Home and Other properties were $11.5 million and $8.0 million for the six months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to growth in our average number of Non-Same-Home and Other properties, which rose to 3,519 properties for the six months ended June 30, 2017, from 2,035 properties for the six months ended June 30, 2016. Non-Same-Home and Other core property operating expenses as a percentage of total Non-Same-Home and Other core revenues decreased to 39.1% for the six months ended June 30, 2017, from 43.1% for the six months ended June 30, 2016. This decrease was primarily attributable to higher core revenues from Non-Same-Home and Other properties.

General and Administrative Expense

General and administrative expense, which primarily consists of corporate payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $18.2 million for the six months ended June 30, 2017, compared to $16.5 million for the same period in 2016. This increase was primarily related to nonrecurring rating agency fees incurred during the first six months of 2017 associated with the Company receiving inaugural investment grade corporate credit ratings, as well as higher legal and technology costs. Also included in general and administrative expense was $1.2 million and $1.1 million of noncash share-based compensation expense related to corporate administrative employees for the six months ended June 30, 2017 and 2016, respectively.

Interest Expense

Interest expense was $60.3 million and $66.5 million for the six months ended June 30, 2017 and 2016, respectively. This decrease was primarily due to the payoff of the ARP 2014-SFR1 asset-backed securitization in the third quarter of 2016, the payoff of the AH4R 2014-SFR1 asset-backed securitization in the second quarter of 2017 and increased capitalized interest, partially offset by higher interest expense and discount amortization on the exchangeable senior notes.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the six months ended June 30, 2017, acquisition fees and costs expensed totaled $2.5 million, including $2.1 million of costs associated with the purchases of single-family properties and $0.4 million of other acquisition fees and costs expensed. For the six months ended June 30, 2016, acquisition fees and costs expensed totaled $9.1 million, including $5.6 million of transaction costs related to the ARPI Merger and $3.5 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $146.7 million and $149.1 million for the six months ended June 30, 2017 and 2016, respectively. This decrease was attributable to lower amortization related to in-place leases, partially offset by an increase in depreciation expense related to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $4.0 million for the six months ended June 30, 2017, which included $1.6 million of equity in earnings from unconsolidated joint ventures, $1.5 million of other income and $0.9 million of income related to residential mortgage assets. Other revenues totaled $7.6 million for the six months ended June 30, 2016, which included $6.4 million of income and gain related to residential mortgage assets and $1.2 million of other income.

Other Expenses

Other expenses totaled $2.9 million for the six months ended June 30, 2017, which included $2.5 million related to impairments on properties held for sale and $0.9 million of expenses related to residential mortgage assets, partially offset by a $0.5 million net recovery of previously accrued expenses. Other expenses totaled $3.3 million for the six months ended June 30, 2016, which included $2.6 million of expenses related to residential mortgage assets and $0.9 million related to impairments on properties held for sale, partially offset by a $0.2 million net recovery of previously accrued expenses.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our policies during the three and six months ended June 30, 2017. For a discussion of recent accounting pronouncements, see “Note 2—Significant Accounting Policies.”

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than

50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of June 30, 2017, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of June 30, 2017, included cash and cash equivalents of $67.3 million. Additionally, as of June 30, 2017, we had $92.0 million of outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of $800.0 million, and $200.0 million of outstanding borrowings under our term loan facility, which provides for maximum borrowings of $200.0 million. From July 1, 2017, through July 31, 2017, the Company paid down $92.0 million on our revolving credit facility, resulting in outstanding balances as of July 31, 2017, of zero and $200.0 million under our revolving credit facility and term loan facility, respectively.

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

Cash Flows

The following table summarizes the Company's cash flows for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$225,206	$161,777
Net cash used for investing activities	(222,516)	(399,868)
Net cash (used for) provided by financing activities	(57,082)	473,488
Net (decrease) increase in cash, cash equivalents and restricted cash	$(54,392)	$235,397

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses.

During the six months ended June 30, 2017, net cash provided by operating activities was $225.2 million, which included cash from operations of $194.5 million and $30.7 million from other changes in operating assets and liabilities. Net cash used for investing activities was $222.5 million, which primarily consisted of cash outflows of $228.6 million related to the acquisition of properties, $18.4 million of renovation costs to prepare our properties for rental and $16.9 million related to purchases of productive assets, partially offset by cash inflows of $54.2 million of net proceeds received from the sales of single-family properties and other assets. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash used for financing activities was $57.1 million, which primarily consisted of cash outflows including $466.8 million for payments on our asset-backed securitizations, $54.0 million for distributions to common and preferred shareholders and $33.0 million of net payments on our credit facilities, partially offset by cash inflows of $355.2 million of net proceeds from the issuance of Class A common shares related to the Class A common share offering and the "at the market" offering program and $149.8 million of net proceeds from the issuance of perpetual preferred shares. Net decrease in cash, cash equivalents and restricted cash during the six months ended June 30, 2017, was $54.4 million.

During the six months ended June 30, 2016, net cash provided by operating activities was $161.8 million, which included cash from operations of $149.9 million and $11.9 million from other changes in operating assets and liabilities. Net cash used for investing activities was $399.9 million, which primarily consisted of cash outflows of $350.0 million related to the payoff of the credit facility in connection with the ARPI Merger, $62.3 million related to the acquisition of properties, $20.1 million for the purchase of commercial real estate and $17.5 million of renovation costs to prepare our properties for rental. Net cash provided by financing activities was $473.5 million, which primarily consisted of cash inflows including $482.7 million of net proceeds from the issuance of perpetual preferred shares and $142.0 million of net proceeds from borrowings under our credit facility, partially offset by cash outflows of $96.1 million for repurchases of our Class A common shares. Net increase in cash, cash equivalents and restricted cash during the six months ended June 30, 2016, was $235.4 million.

Credit Facilities

During 2016, the Company entered into a $1.0 billion credit agreement, which was subsequently amended in June 2017. The amendment expanded our borrowing capacity on the revolving credit facility to $800.0 million and reduced the term loan facility to $200.0 million. The amendment also lowered our cost of borrowing and provides a more flexible borrowing structure. The interest rate on the revolving facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. Borrowings under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%. In each case, the actual margin is determined based on the Company's credit ratings in effect from time to time. Based on current corporate ratings for LIBOR-based borrowings as of June 30, 2017, the revolving credit facility bears interest at 1-month LIBOR plus 1.20%, and the term loan facility bears interest at 1-month LIBOR plus 1.35%. The revolving credit facility matures on June 30, 2021, with two six-month extension options at the Company's election upon payment of an extension fee, and the term loan facility matures on June 30, 2022. The credit agreement requires that we maintain certain financial covenants. As of June 30, 2017, the Company had $92.0 million outstanding borrowings against the revolving credit facility, $200.0 million of outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

Exchangeable Senior Notes, Net

The exchangeable senior notes are senior unsecured obligations of the operating partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the operating partnership. The operating partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, shares of our common stock or a combination of cash and shares of our common stock, at the option of the operating partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 shares of our common stock per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of June 30, 2017, was 55.0193 shares of our common stock per $1,000 principal amount of the notes. The exchange rate changes over time based on our common share price and distributions to common shareholders.

As of June 30, 2017, the exchangeable senior notes, net had a balance of $109.9 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $1.4 million and $3.7 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the condensed consolidated balance sheets.

Early Extinguishment of Debt

During the second quarter of 2017, the Company paid off the outstanding principal on the AH4R 2014-SFR1 asset-backed securitization of approximately $455.4 million using proceeds from the Class A common share offering in the first quarter of 2017 and available cash, which resulted in $6.6 million of charges primarily related to the write-off of unamortized deferred financing costs that were included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AH4R 2014-SFR1 asset-backed securitization also resulted in the release of the 3,799 homes pledged as collateral and $9.4 million of restricted cash for lender requirements.

Class A Common Share Offering

During the first quarter of 2017, the Company issued 14,842,982 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering and concurrent private placement, raising gross proceeds to the Company of $336.5 million after underwriter's discount and before offering costs of approximately $0.4 million.

"At the Market" Common Share Offering Program

During the six months ended June 30, 2017, the Company issued and sold 0.9 million Class A common shares for gross proceeds of $19.4 million, or $22.75 per share, and net proceeds of $19.1 million, after commissions and other expenses of approximately $0.3 million, under our "at the market" common share offering program. As of June 30, 2017, $276.6 million remained available for future share issuances under the program (see Note 9).

Perpetual Preferred Share Offerings

During the quarter ended June 30, 2017, the Company issued 6,200,000 5.875% Series F cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $155.0 million before offering costs of approximately $5.2 million, with a liquidation preference of $25.00 per share.

In July 2017, the Company issued 4,600,000 5.875% Series G cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $115.0 million before offering costs of approximately $4.1 million, with a liquidation preference of $25.00 per share.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Non-GAAP Measures

Core Net Operating Income ("Core NOI") and Same-Home Core NOI After Capital Expenditures

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

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$237,008	$220,314	$470,762	$415,273
Tenant charge-backs	(27,382)	(20,253)	(55,755)	(41,269)
Bad debt expense	(1,333)	(1,414)	(2,843)	(2,483)
Other revenues	(2,288)	(3,846)	(3,958)	(7,597)
Core revenues	$206,005	$194,801	$408,206	$363,924

Core property operating expenses
Property operating expenses	$85,954	$77,887	$169,259	$146,499
Property management expenses	17,442	18,096	34,920	34,842
Noncash share-based compensation - property management	(424)	(398)	(841)	(755)
Expenses reimbursed by tenant charge-backs	(27,382)	(20,253)	(55,755)	(41,269)
Bad debt expense	(1,333)	(1,414)	(2,843)	(2,483)
Core property operating expenses	$74,257	$73,918	$144,740	$136,834

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net loss attributable to common shareholders	$(186)	$(10,404)	$(1,676)	$(14,781)
Dividends on preferred shares	15,282	7,412	28,869	12,981
Noncontrolling interest	(30)	(761)	(331)	3,075
Net income (loss)	15,066	(3,753)	26,862	1,275
Remeasurement of participating preferred shares	1,640	150	7,050	450
Gain on conversion of Series E units	—	—	—	(11,463)
Loss on early extinguishment of debt	6,555	—	6,555	—
Gain on sale of single-family properties and other, net	(2,454)	(658)	(4,480)	(892)
Depreciation and amortization	72,716	79,604	146,669	149,121
Acquisition fees and costs expensed	1,412	3,489	2,508	9,142
Noncash share-based compensation - property management	424	398	841	755
Interest expense	28,392	35,481	60,281	66,458
General and administrative expense	8,926	7,931	18,221	16,501
Other expenses	1,359	2,087	2,917	3,340
Other revenues	(2,288)	(3,846)	(3,958)	(7,597)
Tenant charge-backs	27,382	20,253	55,755	41,269
Expenses reimbursed by tenant charge-backs	(27,382)	(20,253)	(55,755)	(41,269)
Bad debt expense excluded from operating expenses	1,333	1,414	2,843	2,483
Bad debt expense included in revenues	(1,333)	(1,414)	(2,843)	(2,483)
Core Net Operating Income	131,748	120,883	263,466	227,090
Less: Non-Same-Home Core Net Operating Income	29,027	24,405	57,430	34,582
Same-Home Core Net Operating Income	102,721	96,478	206,036	192,508
Less: Same-Home capital expenditures	7,118	7,465	12,160	13,345
Same-Home Core Net Operating Income After Capital Expenditures	$95,603	$89,013	$193,876	$179,163

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

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(186)	$(10,404)	$(1,676)	$(14,781)
Adjustments:
Noncontrolling interests in the Operating Partnership	(31)	(616)	(370)	3,296
Net (gain) loss on sale / impairment of single-family properties and other	(896)	68	(1,993)	8
Depreciation and amortization of real estate assets	70,968	78,216	142,372	146,378
FFO attributable to common share and unit holders	$69,855	$67,264	$138,333	$134,901
Adjustments:
Acquisition fees and costs expensed	1,412	3,489	2,508	9,142
Noncash share-based compensation - general and administrative	697	585	1,218	1,098
Noncash share-based compensation - property management	424	398	841	755
Noncash interest expense related to acquired debt	874	1,649	1,714	2,225
Loss on early extinguishment of debt	6,555	—	6,555	—
Gain on conversion of Series E units	—	—	—	(11,463)
Remeasurement of participating preferred shares	1,640	150	7,050	450
Core FFO attributable to common share and unit holders	$81,457	$73,535	$158,219	$137,108
Recurring capital expenditures (1)	(9,096)	(8,755)	(15,540)	(14,772)
Leasing costs	(1,919)	(2,151)	(3,401)	(4,080)
Adjusted FFO attributable to common share and unit holders	$70,442	$62,629	$139,278	$118,256

(1)
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

The following is a reconciliation of net loss attributable to common shareholders, determined in accordance with GAAP, to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(186)	$(10,404)	$(1,676)	$(14,781)
Dividends on preferred shares	15,282	7,412	28,869	12,981
Noncontrolling interest	(30)	(761)	(331)	3,075
Net income (loss)	15,066	(3,753)	26,862	1,275
Interest expense	28,392	35,481	60,281	66,458
Depreciation and amortization	72,716	79,604	146,669	149,121
EBITDA	$116,174	$111,332	$233,812	$216,854

Noncash share-based compensation - general and administrative	697	585	1,218	1,098
Noncash share-based compensation - property management	424	398	841	755
Acquisition fees and costs expensed	1,412	3,489	2,508	9,142
Net (gain) loss on sale / impairment of single-family properties and other	(896)	68	(1,993)	8
Loss on early extinguishment of debt	6,555	—	6,555	—
Gain on conversion of Series E units	—	—	—	(11,463)
Remeasurement of participating preferred shares	1,640	150	7,050	450
Adjusted EBITDA	$126,006	$116,022	$249,991	$216,844

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

As of June 30, 2017, and December 31, 2016, our variable-rate debt was comprised of borrowings on our revolving credit facility of $92.0 million and zero, respectively, our term loan facility of $200.0 million and $325.0 million, respectively, and the outstanding balance on the AH4R 2014-SFR1 securitization of zero and $456.1 million, respectively.  All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55% until the fully extended maturity date of June 2022. All borrowings under our term loan facility bear interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75% until the maturity date of June 2022. The AH4R 2014-SFR1 securitization, which was paid off in full during the second quarter of 2016, had a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$2,920	$7,813	(1)
Rate decrease of 1% (2)	$(2,920)	$(4,087)

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of December 31, 2016.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes to our risk factors from those disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Our development activities expose us to additional real estate risks, which may adversely affect our financial condition and operating results.

We currently plan to expand our development activities, including the acquisition of land and construction of homes. There are significant risks involved in rental home construction, such as delays or cost increases due to changes in or failure to meet regulatory requirements, including permitting and zoning regulations, failure of lease rentals on newly-constructed properties to achieve anticipated investment returns, inclement weather, unforeseen site conditions or shortages of suitable land, construction materials and labor. In addition, we rely on contractors and subcontractors to construct our homes. In some cases, subcontractors may use improper construction processes or defective materials that may require extensive repairs and delay our ability to lease the homes. These repair costs may be significant if we are unable to recover the costs from our subcontractors, materials suppliers and insurers. Delays in completion and leasing our homes may adversely impact anticipated revenues, cash flows and realization of anticipated investment returns.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. We did not repurchase any of our Class A common shares during the three months ended June 30, 2017. As of June 30, 2017, we had a remaining repurchase authorization of $146.7 million under the program.

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
Date: August 4, 2017

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

3.9
Articles Supplementary for American Homes 4 Rent 5.875% Series G Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 12, 2017.)

Exhibit Number	Exhibit Document

3.10
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

10.1	Thirteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2017.)

10.2	Fourteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2017.)

10.3
Amendment No. 1 to Credit Agreement, dated June 30, 2017, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017.)

12.1	Ratio of Earnings to Fixed Charges and Preferred Distributions. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.