Form 10-Q
period 2017-09-30
American Homes 4 Rent
filed 2017-11-03
CIK 1562401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER: 001-36013

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

There were 286,103,292 shares of American Homes 4 Rent's Class A common shares of beneficial interest, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent's Class B common shares of beneficial interest, $0.01 par value per share, outstanding on November 1, 2017.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the period ended September 30, 2017, of American Homes 4 Rent also includes the financial results of American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R" mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to “the Operating Partnership," "our Operating Partnership" or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to “the Company,” “we,” "our," and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of September 30, 2017, owned an approximate 83.2% common partnership interest in, the Operating Partnership. The remaining 16.8% common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

The Company believes it is important to understand the few differences between AH4R and the Operating Partnership in the context of how AH4R and the Operating Partnership operate as a consolidated company. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of units of partnership interest.

Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the condensed consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements. The noncontrolling interests in the Operating Partnership's financial statements include an outside ownership interest in a consolidated subsidiary of the Company. The noncontrolling interests in the Company's financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the limited partnership interests in the Operating Partnership. The differences between shareholders' equity and partners' capital result from differences in the equity and capital issued at the Company and Operating Partnership levels.

To help investors understand the differences between the Company and the Operating Partnership, this report provides separate condensed consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity's debt, noncontrolling interests and shareholders' equity or partners' capital, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.

In order to highlight the differences between the Company and the Operating Partnership, the separate sections in this report for the Company and the Operating Partnership specifically refer to the Company and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the Company is one business and the Company operates that business through the Operating Partnership. The separate discussions of the Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

American Homes 4 Rent
Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (the “Company,” “we,” “our” and “us”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A.”Risk Factors”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Single-family properties:
Land	$1,600,906	$1,512,183
Buildings and improvements	7,020,774	6,614,953
Single-family properties held for sale, net	50,370	87,430
	8,672,050	8,214,566
Less: accumulated depreciation	(869,551)	(666,710)
Single-family properties, net	7,802,499	7,547,856
Cash and cash equivalents	243,547	118,799
Restricted cash	119,574	131,442
Rent and other receivables, net	35,429	17,618
Escrow deposits, prepaid expenses and other assets	149,366	133,594
Deferred costs and other intangibles, net	13,516	11,956
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$8,509,876	$8,107,210

Liabilities
Revolving credit facility	$—	$—
Term loan facility, net	197,913	321,735
Asset-backed securitizations, net	1,981,444	2,442,863
Exchangeable senior notes, net	110,771	108,148
Secured note payable	49,107	49,828
Accounts payable and accrued expenses	263,745	177,206
Participating preferred shares derivative liability	68,469	69,810
Total liabilities	2,671,449	3,169,590

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 273,605,703 and 242,740,482 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	2,736	2,427
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2017, and December 31, 2016	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 47,810,000 and 37,010,000 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	478	370
Additional paid-in capital	5,517,978	4,568,616
Accumulated deficit	(417,609)	(378,578)
Accumulated other comprehensive income	—	95
Total shareholders’ equity	5,103,589	4,192,936

Noncontrolling interest	734,838	744,684
Total equity	5,838,427	4,937,620

Total liabilities and equity	$8,509,876	$8,107,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rents from single-family properties	$207,490	$197,137	$613,245	$558,623
Fees from single-family properties	2,843	2,898	8,137	7,819
Tenant charge-backs	36,094	30,808	91,849	72,077
Other	409	5,214	4,367	12,811
Total revenues	246,836	236,057	717,598	651,330

Expenses:
Property operating expenses	97,944	92,488	267,203	238,987
Property management expenses	17,447	18,335	52,367	53,177
General and administrative expense	8,525	8,043	26,746	24,544
Interest expense	26,592	32,851	86,873	99,309
Acquisition fees and costs expensed	1,306	1,757	3,814	10,899
Depreciation and amortization	74,790	75,392	221,459	224,513
Hurricane-related charges, net	10,136	—	10,136	—
Other	1,285	3,142	4,202	6,482
Total expenses	238,025	232,008	672,800	657,911

Gain on sale of single-family properties and other, net	1,895	11,682	6,375	12,574
Loss on early extinguishment of debt	—	(13,408)	(6,555)	(13,408)
Gain on conversion of Series E units	—	—	—	11,463
Remeasurement of participating preferred shares	8,391	(2,490)	1,341	(2,940)

Net income (loss)	19,097	(167)	45,959	1,108

Noncontrolling interest	309	7,316	(22)	10,391
Dividends on preferred shares	17,253	13,669	46,122	26,650

Net income (loss) attributable to common shareholders	$1,535	$(21,152)	$(141)	$(35,933)

Weighted-average shares outstanding:
Basic	266,767,313	238,401,343	256,768,343	232,036,802
Diluted	289,153,060	238,401,343	256,768,343	232,036,802

Net income (loss) attributable to common shareholders per share:
Basic	$0.01	$(0.09)	$—	$(0.15)
Diluted	$—	$(0.09)	$—	$(0.15)

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$19,097	$(167)	$45,959	$1,108
Other comprehensive income (loss):
Unrealized gain on interest rate cap agreement:
Reclassification adjustment for amortization of interest expense included in net income (loss)	—	28	(28)	130
Unrealized gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income (loss)	—	—	(67)	—
Other comprehensive income (loss)	—	28	(95)	130
Comprehensive income (loss)	19,097	(139)	45,864	1,238
Comprehensive income (loss) attributable to noncontrolling interests	309	7,308	(5)	10,366
Dividends on preferred shares	17,253	13,669	46,122	26,650
Comprehensive income (loss) attributable to common shareholders	$1,535	$(21,116)	$(253)	$(35,778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2016	242,740,482	$2,427	635,075	$6	37,010,000	$370	$4,568,616	$(378,578)	$95	$4,192,936	$744,684	$4,937,620

Share-based compensation	—	—	—	—	—	—	3,175	—	—	3,175	—	3,175

Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	89,829	1	—	—	—	—	629	—	—	630	—	630

Issuance of Class A common shares, net of offering costs of $10,759	30,676,080	307	—	—	—	—	683,700	—	—	684,007	—	684,007

Issuance of perpetual preferred shares, net of offering costs of $9,355	—	—	—	—	10,800,000	108	260,537	—	—	260,645	—	260,645

Redemptions of Class A units	99,312	1	—	—	—	—	1,321	—	—	1,322	(1,491)	(169)

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(46,122)	—	(46,122)	—	(46,122)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(8,333)	(8,333)
Common shares	—	—	—	—	—	—	—	(38,890)	—	(38,890)	—	(38,890)

Net income (loss)	—	—	—	—	—	—	—	45,981	—	45,981	(22)	45,959

Total other comprehensive loss	—	—	—	—	—	—	—	—	(95)	(95)	—	(95)

Balances at September 30, 2017	273,605,703	$2,736	635,075	$6	47,810,000	$478	$5,517,978	$(417,609)	$—	$5,103,589	$734,838	$5,838,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$45,959	$1,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,459	224,513
Noncash amortization of deferred financing costs	6,285	7,912
Noncash amortization of discount on exchangeable senior notes	2,624	1,955
Noncash amortization of discount on ARP 2014-SFR1 securitization	—	1,744
Noncash share-based compensation	3,175	2,744
Provision for bad debt	5,142	5,092
Hurricane-related charges, net	10,136	—
Loss on early extinguishment of debt	6,555	13,408
Gain on conversion of Series E units to Series D units	—	(11,463)
Remeasurement of participating preferred shares	(1,341)	2,940
Equity in net earnings of unconsolidated ventures	(1,367)	(418)
Net gain on sale of single-family properties and other	(6,375)	(12,574)
Loss on impairment of single-family properties	3,786	1,467
Net gain on resolutions of mortgage loans	(17)	(7,205)
Other changes in operating assets and liabilities:
Rent and other receivables	(11,929)	(12,110)
Prepaid expenses and other assets	(5,690)	(429)
Deferred leasing costs	(5,361)	(6,199)
Accounts payable and accrued expenses	71,325	47,920
Amounts payable to affiliates	5,009	(5,425)
Net cash provided by operating activities	349,375	254,980

Investing activities
Cash paid for single-family properties	(462,875)	(187,886)
Change in escrow deposits for purchase of single-family properties	(2,710)	(821)
Cash acquired in noncash business combinations	—	25,020
Payoff of credit facility in connection with ARPI merger	—	(350,000)
Net proceeds received from sales of single-family properties and other	68,618	71,894
Net proceeds received from sales of non-performing loans	—	44,538
Purchase of commercial office buildings	—	(27,105)
Collections from mortgage financing receivables	83	17,687
Distributions from unconsolidated joint ventures	5,981	6,400
Renovations to single-family properties	(31,208)	(21,710)
Other capital expenditures for single-family properties	(26,725)	(22,026)
Other purchases of productive assets	(38,060)	—
Net cash used for investing activities	(486,896)	(444,009)

Financing activities
Proceeds from issuance of Class A common shares	694,765	—
Payments of Class A common share issuance costs	(10,444)	—
Proceeds from issuance of perpetual preferred shares	270,000	498,750
Payments of perpetual preferred share issuance costs	(9,229)	(15,922)
Proceeds from exercise of stock options	988	2,777
Repurchase of Class A common shares	—	(96,098)
Redemptions of Class A units	(169)	(399)
Payments on asset-backed securitizations	(472,470)	(374,031)
Proceeds from revolving credit facility	62,000	951,000
Payments on revolving credit facility	(112,000)	(876,000)
Proceeds from term loan facility	25,000	250,000
Payments on term loan facility	(100,000)	—
Payments on secured note payable	(721)	(687)
Distributions to noncontrolling interests	(8,333)	(8,582)
Distributions to common shareholders	(38,890)	(35,997)
Distributions to preferred shareholders	(46,122)	(26,650)
Deferred financing costs paid	(3,974)	(10,425)
Net cash provided by financing activities	250,401	257,736

Net increase in cash, cash equivalents and restricted cash	112,880	68,707
Cash, cash equivalents and restricted cash, beginning of period	250,241	168,968
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$363,121	$237,675

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(77,964)	$(87,707)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$7,151	$(226)
Transfer of term loan borrowings to revolving credit facility	$50,000	$—
Transfer of deferred financing costs from term loan to revolving credit facility	$1,524	$—
Transfers of completed homebuilding deliveries to properties	$3,010	$—
Note receivable related to a bulk sale of properties, net of discount	$5,635	$—

Merger with ARPI
Single-family properties	$—	$1,277,253
Restricted cash	$—	$9,521
Rent and other receivables, net	$—	$843
Escrow deposits, prepaid expenses and other assets	$—	$35,134
Deferred costs and other intangibles, net	$—	$22,696
Asset-backed securitization	$—	$(329,703)
Exchangeable senior notes, net	$—	$(112,298)
Accounts payable and accrued expenses	$—	$(38,485)
Class A common shares and units issued	$—	$(530,460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Single-family properties:
Land	$1,600,906	$1,512,183
Buildings and improvements	7,020,774	6,614,953
Single-family properties held for sale, net	50,370	87,430
	8,672,050	8,214,566
Less: accumulated depreciation	(869,551)	(666,710)
Single-family properties, net	7,802,499	7,547,856
Cash and cash equivalents	243,547	118,799
Restricted cash	119,574	131,442
Rent and other receivables, net	35,429	17,618
Escrow deposits, prepaid expenses and other assets	149,184	128,403
Amounts due from affiliates	25,848	30,857
Deferred costs and other intangibles, net	13,516	11,956
Goodwill	120,279	120,279
Total assets	$8,509,876	$8,107,210

Liabilities
Revolving credit facility	$—	$—
Term loan facility, net	197,913	321,735
Asset-backed securitizations, net	1,981,444	2,442,863
Exchangeable senior notes, net	110,771	108,148
Secured note payable	49,107	49,828
Accounts payable and accrued expenses	263,745	177,206
Participating preferred units derivative liability	68,469	69,810
Total liabilities	2,671,449	3,169,590

Commitments and contingencies

Capital
Partners' capital:
General partner:
Common units (274,240,778 and 243,375,557 units issued and outstanding at September 30, 2017, and December 31, 2016, respectively)	4,008,095	3,357,992
Preferred units (47,810,000 and 37,010,000 units issued and outstanding at September 30, 2017, and December 31, 2016, respectively)	1,095,494	834,849
Limited partners:
Common units (55,449,466 and 55,555,960 units issued and outstanding at September 30, 2017, and December 31, 2016, respectively)	736,320	746,174
Accumulated other comprehensive income	—	95
Total partners' capital	5,839,909	4,939,110

Noncontrolling interest	(1,482)	(1,490)
Total capital	5,838,427	4,937,620

Total liabilities and capital	$8,509,876	$8,107,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rents from single-family properties	$207,490	$197,137	$613,245	$558,623
Fees from single-family properties	2,843	2,898	8,137	7,819
Tenant charge-backs	36,094	30,808	91,849	72,077
Other	409	5,214	4,367	12,811
Total revenues	246,836	236,057	717,598	651,330

Expenses:
Property operating expenses	97,944	92,488	267,203	238,987
Property management expenses	17,447	18,335	52,367	53,177
General and administrative expense	8,525	8,043	26,746	24,544
Interest expense	26,592	32,851	86,873	99,309
Acquisition fees and costs expensed	1,306	1,757	3,814	10,899
Depreciation and amortization	74,790	75,392	221,459	224,513
Hurricane-related charges, net	10,136	—	10,136	—
Other	1,285	3,142	4,202	6,482
Total expenses	238,025	232,008	672,800	657,911

Gain on sale of single-family properties and other, net	1,895	11,682	6,375	12,574
Loss on early extinguishment of debt	—	(13,408)	(6,555)	(13,408)
Gain on conversion of Series E units	—	—	—	11,463
Remeasurement of participating preferred units	8,391	(2,490)	1,341	(2,940)

Net income (loss)	19,097	(167)	45,959	1,108

Noncontrolling interest	(31)	(226)	8	(446)
Preferred distributions	17,253	13,669	46,122	26,650
Income allocated to Series C and D limited partners	—	10,915	—	16,478

Net income (loss) attributable to common unitholders	$1,875	$(24,525)	$(171)	$(41,574)

Weighted-average common units outstanding:
Basic	322,303,138	285,208,489	312,315,728	271,994,345
Diluted	344,688,885	285,208,489	312,315,728	271,994,345

Net income (loss) attributable to common unitholders per unit:
Basic	$0.01	$(0.09)	$—	$(0.15)
Diluted	$—	$(0.09)	$—	$(0.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$19,097	$(167)	$45,959	$1,108
Other comprehensive income (loss):
Unrealized gain on interest rate cap agreement:
Reclassification adjustment for amortization of interest expense included in net income (loss)	—	28	(28)	130
Unrealized gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income (loss)	—	—	(67)	—
Other comprehensive income (loss)	—	28	(95)	130
Comprehensive income (loss)	19,097	(139)	45,864	1,238
Comprehensive (loss) income attributable to noncontrolling interests	(31)	(226)	8	(446)
Preferred distributions	17,253	13,669	46,122	26,650
Income allocated to Series C and D limited partners	—	10,915	—	16,478
Comprehensive income (loss) attributable to common unitholders	$1,875	$(24,497)	$(266)	$(41,444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statement of Capital
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total partners' capital	Noncontrolling interest	Total capital
	Common capital		Preferred capital amount	Common capital
	Units	Amount		Units	Amount

Balances at December 31, 2016	243,375,557	$3,357,992	$834,849	55,555,960	$746,174	$95	$4,939,110	$(1,490)	$4,937,620

Share-based compensation	—	3,175	—	—	—	—	3,175	—	3,175

Common units issued under share-based compensation plans, net of units withheld for employee taxes	89,829	630	—	—	—	—	630	—	630

Issuance of Class A common units, net of offering costs of $10,759	30,676,080	684,007	—	—	—	—	684,007	—	684,007

Issuance of perpetual preferred units, net of offering costs of $9,355	—	—	260,645	—	—	—	260,645	—	260,645

Redemptions of Class A units	99,312	1,322	—	(106,494)	(1,491)	—	(169)	—	(169)

Distributions to capital holders:
Preferred units	—	—	(46,122)	—	—	—	(46,122)	—	(46,122)
Noncontrolling interests	—	—	—	—	—	—	—	—	—
Common units	—	(38,890)	—	—	(8,333)	—	(47,223)	—	(47,223)

Net income (loss)	—	(141)	46,122	—	(30)	—	45,951	8	45,959

Total other comprehensive loss	—	—	—	—	—	(95)	(95)	—	(95)

Balances at September 30, 2017	274,240,778	$4,008,095	$1,095,494	55,449,466	$736,320	$—	$5,839,909	$(1,482)	$5,838,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$45,959	$1,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,459	224,513
Noncash amortization of deferred financing costs	6,285	7,912
Noncash amortization of discount on exchangeable senior notes	2,624	1,955
Noncash amortization of discount on ARP 2014-SFR1 securitization	—	1,744
Noncash share-based compensation	3,175	2,744
Provision for bad debt	5,142	5,092
Hurricane-related charges, net	10,136	—
Loss on early extinguishment of debt	6,555	13,408
Gain on conversion of Series E units to Series D units	—	(11,463)
Remeasurement of participating preferred units	(1,341)	2,940
Equity in net earnings of unconsolidated ventures	(1,367)	(418)
Net gain on sale of single-family properties and other	(6,375)	(12,574)
Loss on impairment of single-family properties	3,786	1,467
Net gain on resolutions of mortgage loans	(17)	(7,205)
Other changes in operating assets and liabilities:
Rent and other receivables	(11,929)	(12,110)
Prepaid expenses and other assets	(5,690)	(429)
Deferred leasing costs	(5,361)	(6,199)
Accounts payable and accrued expenses	71,325	47,920
Amounts payable to affiliates	5,009	(5,425)
Net cash provided by operating activities	349,375	254,980

Investing activities
Cash paid for single-family properties	(462,875)	(187,886)
Change in escrow deposits for purchase of single-family properties	(2,710)	(821)
Cash acquired in noncash business combinations	—	25,020
Payoff of credit facility in connection with ARPI merger	—	(350,000)
Net proceeds received from sales of single-family properties and other	68,618	71,894
Net proceeds received from sales of non-performing loans	—	44,538
Purchase of commercial office buildings	—	(27,105)
Collections from mortgage financing receivables	83	17,687
Distributions from unconsolidated joint ventures	5,981	6,400
Renovations to single-family properties	(31,208)	(21,710)
Other capital expenditures for single-family properties	(26,725)	(22,026)
Other purchases of productive assets	(38,060)	—
Net cash used for investing activities	(486,896)	(444,009)

Financing activities
Proceeds from issuance of Class A common units	694,765	—
Payments of Class A common unit issuance costs	(10,444)	—
Proceeds from issuance of perpetual preferred units	270,000	498,750
Payments of perpetual preferred unit issuance costs	(9,229)	(15,922)
Proceeds from exercise of stock options	988	2,777
Repurchase of Class A common units	—	(96,098)
Redemptions of Class A units	(169)	(399)
Payments on asset-backed securitizations	(472,470)	(374,031)
Proceeds from revolving credit facility	62,000	951,000
Payments on revolving credit facility	(112,000)	(876,000)
Proceeds from term loan facility	25,000	250,000
Payments on term loan facility	(100,000)	—
Payments on secured note payable	(721)	(687)
Distributions to noncontrolling interests	—	(230)
Distributions to common unitholders	(47,223)	(43,493)
Distributions to preferred unitholders	(46,122)	(26,650)
Distributions to Series D convertible unitholders	—	(856)
Deferred financing costs paid	(3,974)	(10,425)
Net cash provided by financing activities	250,401	257,736

Net increase in cash, cash equivalents and restricted cash	112,880	68,707
Cash, cash equivalents and restricted cash, beginning of period	250,241	168,968
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$363,121	$237,675

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(77,964)	$(87,707)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$7,151	$(226)
Transfer of term loan borrowings to revolving credit facility	$50,000	$—
Transfer of deferred financing costs from term loan to revolving credit facility	$1,524	$—
Transfers of completed homebuilding deliveries to properties	$3,010	$—
Note receivable related to a bulk sale of properties, net of discount	$5,635	$—

Merger with ARPI
Single-family properties	$—	$1,277,253
Restricted cash	$—	$9,521
Rent and other receivables, net	$—	$843
Escrow deposits, prepaid expenses and other assets	$—	$35,134
Deferred costs and other intangibles, net	$—	$22,696
Asset-backed securitization	$—	$(329,703)
Exchangeable senior notes, net	$—	$(112,298)
Accounts payable and accrued expenses	$—	$(38,485)
Class A common units issued	$—	$(530,460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R") is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012, for the purpose of acquiring, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership, and its consolidated subsidiaries (collectively, the "Operating Partnership," our "Operating Partnership" or the "OP") is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” "our," and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of September 30, 2017, the Company held 50,015 single-family properties in 22 states, including 469 properties held for sale.

AH4R is the general partner of, and as of September 30, 2017, owned an approximate 83.2% common partnership interest in the Operating Partnership, with the remaining 16.8% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of units of partnership interest.

From our formation through June 10, 2013, the Company was externally managed and advised by American Homes 4 Rent Advisor, LLC (the “Advisor”) and the leasing, managing and advertising of our properties were overseen and directed by American Homes 4 Rent Management Holdings, LLC (the “Property Manager”), both of which were subsidiaries of American Homes 4 Rent, LLC (“AH LLC”). On June 10, 2013, we acquired the Advisor and the Property Manager from AH LLC in exchange for 4,375,000 Series D convertible units and 4,375,000 Series E convertible units from the Operating Partnership, therefore internalizing our management including all administrative, financial, property management, marketing and leasing personnel, including executive management. The Company consolidates the Advisor and the Property Manager and the results of these operations are reflected in the condensed consolidated financial statements. Effective August 31, 2016, AH LLC was liquidated and its ownership interests in the Operating Partnership were distributed to its members.

Note 2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest within the condensed consolidated financial statements.

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

Effective December 31, 2016, in accordance with our adoption of Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes restricted cash together with cash and cash equivalents when reconciling the beginning and ending balances shown in the statements of cash flows, which has the effect of excluding the presentation of transfers between restricted and unrestricted cash amounts in the statements of cash flows. Prior to the adoption, the beginning and ending balances presented in the statements of cash flows included only cash and cash equivalents, and transfers between restricted and unrestricted cash amounts were presented within operating and investing activities based on the nature of the amounts. All prior period amounts have been reclassified to conform to the current presentation. This resulted in $131.4 million and $111.3 million of restricted cash as of September 30, 2016, and December 31, 2015, respectively, being added to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.
Effective January 1, 2017, in order to include share-based compensation costs for employees in the same financial statement line item as the cash compensation paid to the employees, noncash share-based compensation expense has been reclassified with the amounts related to corporate administrative employees and centralized and field property management employees reflected in general and administrative expense and property management expenses, respectively, within the condensed consolidated statements of operations. Additionally, all costs associated with operating our proprietary property management platform such as salary expenses for both centralized and field property management personnel, lease expenses and operating costs for property management offices and technology expenses for maintaining the property management platform, which were previously included in property operating expenses, have been reclassified into property management expenses. This resulted in the reclassification of $0.9 million and $2.7 million of noncash share-based compensation expense for the three and nine months ended September 30, 2016, respectively, with $0.4 million and $1.1 million of noncash share-based compensation expense reclassified to property management expenses, respectively, and $0.5 million and $1.6 million of noncash share-based compensation expense reclassified to general and administrative expense, respectively, in the condensed consolidated statements of operations. This also resulted in $17.9 million and $52.0 million of property management expenses for the three and nine months ended September 30, 2016, respectively, which were previously included in property operating expenses, being reclassified to property management expenses in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to amend ASC No. 815, Derivatives and Hedging, to more closely align hedge accounting with a company’s risk management strategies, provide additional transparency and understandability of hedge results, as well as to simplify the application of hedge accounting. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness. Instead, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness will be recorded in other comprehensive income, and amounts deferred in other comprehensive income will be reclassified into earnings and presented in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. This guidance will be effective for public companies for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance effective September 30, 2017, which will impact our hedge accounting policy as disclosed above. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which had involved determining the fair value of individual assets and liabilities of a reporting unit to measure goodwill. Instead, goodwill impairment will be determined as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for any goodwill impairment tests performed after January 1, 2017. The Company is currently assessing the impact of the guidance on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB's new revenue recognition guidance for non-lease components. The new guidance will also require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Any other costs incurred, including allocated indirect costs, will no longer be capitalized and instead will be expensed as incurred. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted, and requires the use of the modified retrospective transition method. The Company is currently assessing the impact of the adoption of this guidance on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments include identifying “distinct” performance obligations in multi-element contracts, estimating the amount of variable consideration to include in the transaction price at contract inception, allocating the transaction price to each separate performance obligation, and determining at contract inception whether the performance obligation is satisfied over time or at a point in time. Since lease contracts under ASC 840, "Leases", are specifically excluded from ASU No. 2014-09’s scope, most of the Company’s rental contract revenue will continue to follow current leasing guidance. We have reviewed our other sources of revenue and identified that the non-lease components (tenant chargebacks and recovery revenue) in our single-family home and office leases will continue being accounted for under ASC 840 until the adoption of ASU 2016-02 beginning January 1, 2019.

As part of ASU No. 2014-09, the FASB issued consequential amendments to other sections, eliminating ASC 360-20, Real Estate Sales and adding ASU No. 2017-05 Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, Subtopic 610-20, "Other Income". Real estate sales to noncustomers will follow new guidance from ASC 610-20, while sales to customers will follow the general revenue guidance in ASC 606. While the Company’s property sales are not part of our ordinary customer activity and will fall under ASC 610-20, there is little economic difference in the accounting for real estate sales to customer versus noncustomer, with exception to presentation of comprehensive income (revenue and expense when sale to customer or gain and loss when sale to noncustomer).

In our initial assessment, the Company’s current accounting policies for tenant chargebacks, recovery revenue, and real estate property sales are aligned with the new revenue recognition principles prescribed by the new guidance. Although we do not expect the new standards to ultimately change the amount or timing of our revenue recognition, the Company will continue to assess the potential effects of ASU No. 2014-09 and ASU No. 2017-05, noting that the underlying principles and processes used to record that revenue are changing under ASC 606 and ASC 610-20. The guidance will be effective for the Company in fiscal years (interim and annual reporting periods) that begin after December 15, 2017, with early adoption permitted. At that time, the Company may adopt the full retrospective approach or the modified retrospective approach. The Company does not anticipate that adoption of this guidance will have a material impact on our financial statements.

Note 3. Cash, Cash Equivalents and Restricted Cash

We consider all demand deposits, cashier's checks, money market accounts and certificates of deposit with a maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents and escrow deposits at financial institutions. The combined account balances typically exceed the Federal Deposit Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. We believe that the risk is not significant.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company's and the Operating Partnership's condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Balance Sheet:
Cash and cash equivalents	$243,547	$106,308
Restricted cash	119,574	131,367
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	$363,121	$237,675

Note 4. Single-Family Properties

Single-family properties, net, consisted of the following as of September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Number of properties	Net book value
Leased single-family properties	46,026	$7,130,878
Single-family properties being renovated	858	179,208
Single-family properties being prepared for re-lease	392	49,341
Vacant single-family properties available for lease	2,270	392,702
Single-family properties held for sale, net	469	50,370
Total	50,015	$7,802,499

	December 31, 2016
	Number of properties	Net book value
Leased single-family properties	44,798	$7,040,000
Single-family properties being renovated	312	57,200
Single-family properties being prepared for re-lease	91	14,453
Vacant single-family properties available for lease	2,102	348,773
Single-family properties held for sale, net	1,119	87,430
Total	48,422	$7,547,856

Single-family properties, net as of September 30, 2017, and December 31, 2016, included $27.5 million and $14.3 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $71.2 million and $67.2 million for the three months ended September 30, 2017 and 2016, respectively, and $208.9 million and $194.2 million for the nine months ended September 30, 2017 and 2016, respectively.

During the three and nine months ended September 30, 2017, the Company sold 107 and 738 homes, respectively, which generated total net proceeds of $14.4 million and $54.2 million, respectively, and resulted in a net gain on sale of $1.9 million and $3.1 million, respectively. Total net proceeds for the nine months ended September 30, 2017, included a $7.0 million note receivable, before a $1.5 million discount, that was recorded during the first quarter of 2017. During the three and nine months ended September 30, 2016, the Company sold 453 and 587 homes, respectively, which generated total net proceeds of $56.2 million and $71.9 million, respectively, and resulted in a net gain on sale of $11.7 million and $12.6 million, respectively.

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 140 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the three months ended September 30, 2017, the Company recognized a $12.6 million impairment charge to write down the net book values of the impacted properties, of which we believe it is probable that we will recover an estimated $11.0 million through insurance claims, and accrued $8.5 million of additional repair, remediation and other costs. The $10.1 million of net charges were included in hurricane-related charges, net within the condensed consolidated statement of operations for the three months ended September 30, 2017. After the $12.6 million impairment charge, the impacted properties had an aggregate net book value of $8.3 million. The impairment charge represents the difference between management’s estimates of the fair values of the impacted properties and their carrying values. The fair values were based on current market prices of the components of the properties that did not sustain damage. As these fair value measurements were estimated using unobservable inputs, we classify them within Level 3 of the valuation hierarchy.

Note 5. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $9.3 million and $5.7 million as of September 30, 2017, and December 31, 2016, respectively. Also included in rent and other receivables, net, is $11.0 million of hurricane-related insurance claims receivable and $0.9 million of non-tenant receivables as of September 30, 2017, compared to $0.6 million of non-tenant receivables as of December 31, 2016.

Note 6. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Deferred leasing costs	$12,831	$7,470
Deferred financing costs	11,244	6,552
Intangible assets:
Value of in-place leases	4,623	4,739
Trademark	3,100	3,100
Database	2,100	2,100
	33,898	23,961
Less: accumulated amortization	(20,382)	(12,005)
Total	$13,516	$11,956

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $2.1 million and $6.9 million for the three months ended September 30, 2017 and 2016, respectively, and $7.2 million and $26.7 million for the nine months ended September 30, 2017 and 2016, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs that relate to our revolving credit facility are included in deferred costs and other intangibles, net within the condensed consolidated balance sheets. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million for the three months ended September 30, 2017 and 2016, and $1.3 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively, which has been included in gross interest, prior to interest capitalization (see Note 7).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2017, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
Remaining 2017	$1,240	$495	$31	$165	$75
2018	1,835	1,964	21	92	300
2019	—	1,964	2	—	300
2020	—	1,969	—	—	132
2021	—	1,964	—	—	—
Thereafter	—	967	—	—	—
Total	$3,075	$9,323	$54	$257	$807

Note 7. Debt

All of the Company's indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2017, and December 31, 2016 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2017	December 31, 2016
AH4R 2014-SFR1 securitization (2)	N/A	N/A	$—	$456,074
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	497,743	501,810
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	513,361	517,827
AH4R 2015-SFR1 securitization (3)	4.14%	April 9, 2045	539,199	543,480
AH4R 2015-SFR2 securitization (4)	4.36%	October 9, 2045	468,461	472,043
Total asset-backed securitizations			2,018,764	2,491,234
Exchangeable senior notes	3.25%	November 15, 2018	115,000	115,000
Secured note payable	4.06%	July 1, 2019	49,107	49,828
Revolving credit facility (5)	2.43%	June 30, 2022	—	—
Term loan facility (6)	2.58%	June 30, 2022	200,000	325,000
Total debt (7)			2,382,871	2,981,062
Unamortized discount on exchangeable senior notes			(1,156)	(1,883)
Equity component of exchangeable senior notes			(3,073)	(4,969)
Deferred financing costs, net (8)			(39,407)	(51,636)
Total debt per balance sheet			$2,339,235	$2,922,574

(1)	Interest rates are as of September 30, 2017. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2014-SFR1 securitization was paid off in full during the second quarter of 2017.

(3)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(4)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(5)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million, with a fully extended maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of September 30, 2017, plus 1-month LIBOR.

(6)
The term loan facility provides for a borrowing capacity of up to $200.0 million, with a maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of September 30, 2017, plus 1-month LIBOR.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, secured note payable, revolving credit facility and term loan facility as of September 30, 2017, and December 31, 2016.

(8)
Deferred financing costs relate to our asset-backed securitizations and our term loan facility. Amortization of deferred financing costs was $1.4 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively, and $5.0 million and $6.3 million for the nine months ended September 30, 2017 and 2016, respectively, which has been included in gross interest, prior to interest capitalization.

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

The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, our Class A common shares or a combination of cash and our Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. Settlements for cash will be paid for by the Operating Partnership, while settlements for the Company's Class A common shares will be issued by AH4R with the Operating Partnership issuing an equivalent number of Class A units to AH4R. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of September 30, 2017, was 55.1453 of our Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on our Class A common share price and distributions to common shareholders.

As of September 30, 2017, the exchangeable senior notes, net had a balance of $110.8 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $1.2 million and $3.1 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the Company's condensed consolidated balance sheets and was included in general partner's common capital within the Operating Partnership's condensed consolidated balance sheets.

Credit Facilities

During 2016, the Company entered into a $1.0 billion credit agreement, which was subsequently amended in June 2017. The amendment expanded our borrowing capacity on the revolving credit facility to $800.0 million and reduced the term loan facility to $200.0 million. The amendment also lowered our cost of borrowing and provides a more flexible borrowing structure. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. Borrowings under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%. In each case, the actual margin is determined based on the Company's credit ratings in effect from time to time. Based on current corporate ratings for LIBOR-based borrowings as of September 30, 2017, the revolving credit facility bears interest at 1-month LIBOR plus 1.20%, and the term loan facility bears interest at 1-month LIBOR plus 1.35%. The credit agreement includes an accordion feature allowing the revolving credit facility or the term loan facility to be increased to an aggregate amount not to exceed $1.75 billion, subject to certain conditions. The revolving credit facility matures on June 30, 2021, with two six-month extension options at the Company's election upon payment of an extension fee, and the term loan facility matures on June 30, 2022. No amortization payments are required on the term loan facility prior to the maturity date. The credit agreement requires that we maintain certain financial covenants. As of September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings against the revolving credit facility, $200.0 million and $325.0 million, respectively, of outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facilities and amortization of deferred financing costs, the discounts on the ARP 2014-SFR1 securitization and exchangeable senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross interest	$28,125	$33,433	$90,044	$100,886
Capitalized interest	(1,533)	(582)	(3,171)	(1,577)
Interest expense	$26,592	$32,851	$86,873	$99,309

Note 8. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$1,091	$9
Accrued property taxes	110,572	46,091
Other accrued liabilities	40,490	31,262
Accrued construction and maintenance liabilities	17,107	9,899
Resident security deposits	74,285	70,430
Prepaid rent	20,200	19,515
Total	$263,745	$177,206

Note 9. Shareholders’ Equity / Partners' Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Share Offering

During the first quarter of 2017, the Company issued 14,842,982 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering and concurrent private placement, raising gross proceeds to the Company of $336.5 million after underwriter's discount and before offering costs of approximately $0.3 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

During the third quarter of 2017, the Company issued 13,800,000 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering, raising gross proceeds of $312.0 million before offering costs of approximately $9.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

At-the-Market Common Share Offering Program
In November 2016, the Company established an at-the-market common share offering program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million (the "Original At-the-Market Program"), which was replaced in August 2017 with an at-the-market common share offering program with a $500.0 million capacity on the same terms (the "At-the-Market Program"). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. During the nine months ended September 30, 2017, the Company issued and sold 2.0 million Class A common shares under the Original At-the-Market Program for gross proceeds of $46.2 million, or $22.74 per share, and net proceeds of $45.6 million, after commissions and other expenses of approximately $0.6 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. As of September 30, 2017, $500.0 million remained available for future share issuances under the At-the-Market Program.

Share Repurchase Program

In September 2015, the Company announced that our board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2017, we did not repurchase and retire any of our Class A common shares. During the nine months ended September 30, 2016, we repurchased and retired 6.2 million of our Class A common shares, on a settlement date basis, in accordance with the program at a weighted-average price of $15.44 per share and a total price of $96.0 million. As of September 30, 2017, we had a remaining repurchase authorization of $146.7 million under the program.

Participating Preferred Shares

As of September 30, 2017, the initial liquidation preference on the Company’s participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company’s outstanding 5.0% Series A participating preferred shares, 5.0% Series B participating preferred shares and 5.5% Series C participating preferred shares was $490.7 million. As of September 30, 2017, the Operating Partnership had a liquidation preference on its corresponding participating preferred units for the same amount.

Conversion of Series A and B Participating Preferred Shares into Class A Common Shares

On October 3, 2017, the Company converted all 5,060,000 shares of the outstanding 5.0% Series A participating preferred shares and all 4,400,000 shares of the outstanding 5.0% Series B participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 12,398,276 total Class A common shares issued from the conversion, based on a conversion ratio of 1.3106 Class A common shares issued per Series A and B participating preferred share. The Operating Partnership also converted its corresponding Series A and B participating preferred units into Class A units on October 3, 2017. The conversion ratio was calculated by dividing (1) the initial liquidation preference on the Series A and B participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, plus unaccrued dividends by (2) the one-day volume weighted-average price (“VWAP”) of the Company’s Class A common shares on September 27, 2017, the date the Company delivered the required notice of conversion. As a result of the conversion, the Company will record a $27.6 million allocation of income to the Series A and B participating preferred shareholders in the fourth quarter of 2017, which represents the initial liquidation value in excess of initial recorded equity carrying value, due to the bifurcation of the home price appreciation amount as a liability upon issuance. As the Series A and B participating preferred shares were converted into Class A common shares on October 3, 2017, the related participating preferred shares derivative liability was therefore remeasured based on the actual liquidation value at September 30, 2017.

Perpetual Preferred Shares

During the second quarter of 2017, the Company issued 6,200,000 5.875% Series F cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $155.0 million before offering costs of approximately $5.3 million, with a liquidation preference of $25.00 per share. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

During the third quarter of 2017, the Company issued 4,600,000 5.875% Series G cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $115.0 million before offering costs of approximately $4.1 million, with a liquidation preference of $25.00 per share. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

Distributions

During the quarter ended September 30, 2017, our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares, $0.31 on our 5.0% Series A participating preferred shares, $0.31 on our 5.0% Series B participating preferred shares, $0.34 on our 5.5% Series C participating preferred shares, $0.41 on our 6.5% Series D perpetual preferred shares, $0.40 on our 6.35% Series E perpetual preferred shares and $0.37 on our 5.875% Series F perpetual preferred shares. Distributions declared on our 5.875% Series G perpetual preferred shares were for a pro-rated amount of $0.30 during the quarter ended September 30, 2017. During the quarter ended September 30, 2016, our board of trustees declared distributions that totaled $0.05 per share on our Class A and Class B common shares, $0.31 on our 5.0% Series A participating preferred shares, $0.31 on our 5.0% Series B participating preferred shares, $0.34 on our 5.5% Series C participating preferred shares and $0.41 on our 6.5% Series D perpetual preferred shares. Distributions declared on our 6.35% Series E perpetual preferred shares were for a pro-rated amount of $0.41 per share during the quarter ended September 30, 2016. Distributions declared on our Series D convertible units totaled $0.04 per unit for the quarter ended September 30, 2016, which represented 70% of distributions declared on Class A units. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Operating Partnership. Former AH LLC members owned 54,276,644, or approximately 16.5% and 18.2%, of the total 329,690,244 and 298,931,517 Class A units in the Operating Partnership as of September 30, 2017, and December 31, 2016, respectively. Noncontrolling interest also includes interests held by non-affiliates in

Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 1,172,822 and 1,279,316, or approximately 0.3% and 0.4% of the total 329,690,244 and 298,931,517 Class A units in the Operating Partnership as of September 30, 2017, and December 31, 2016, respectively. Also included in noncontrolling interest is the outside ownership interest in a consolidated subsidiary of the Operating Partnership.

The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Preferred income allocated to Series C convertible units	$—	$—	$—	$3,027
Net income (loss) allocated to Class A units	340	(27)	(30)	108
Net income allocated to Series D convertible units	—	—	—	133
Beneficial conversion feature	—	7,569	—	7,569
Net (loss) income allocated to noncontrolling interest in a consolidated subsidiary	(31)	(226)	8	(446)
	$309	$7,316	$(22)	$10,391

Noncontrolling interest as reflected in the Operating Partnership's condensed consolidated balance sheets consists solely of the outside ownership interest in a consolidated subsidiary of the Operating Partnership. Income and loss allocated to the Operating Partnership's noncontrolling interest is reflected in noncontrolling interest within the Operating Partnership's condensed consolidated statements of operations. The Operating Partnership units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company's condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership's condensed consolidated balance sheets.

2012 Equity Incentive Plan

The Company's employees are compensated through the Operating Partnership, including share-based compensation. When the Company issues Class A common shares under the 2012 Equity Incentive Plan (the "Plan"), the Operating Partnership issues an equivalent number of Class A units to AH4R.

During the nine months ended September 30, 2017 and 2016, the Company granted stock options for 385,600 and 708,000 Class A common shares, respectively, and 174,000 and 74,100 restricted stock units, respectively, to certain employees of the Company under the Plan. The options and restricted stock units granted during the nine months ended September 30, 2017 and 2016, vest over four years and expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2017 and 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2016	2,484,400	$16.22	8.0	$1,225
Granted	708,000	14.15
Exercised	(172,250)	16.12		680
Forfeited	(153,150)	16.36
Options outstanding at September 30, 2016	2,867,000	$15.70	7.8	$17,021
Options exercisable at September 30, 2016	1,051,125	$16.04	7.1	$5,885

Options outstanding at January 1, 2017	2,826,500	$15.69	7.6	$14,956
Granted	385,600	23.38
Exercised	(62,655)	15.77		444
Forfeited	(85,250)	16.24
Options outstanding at September 30, 2017	3,064,195	$16.64	7.1	$16,149
Options exercisable at September 30, 2017	1,681,595	$15.90	6.3	$9,764

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the nine months ended September 30, 2017 and 2016:

	2017	2016
Weighted-average fair value	$3.82	$2.82
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	21.3%	27.3%
Risk-free interest rate	2.2%	1.5%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the nine months ended September 30, 2017 and 2016:

	2017	2016
Restricted stock units at beginning of period	130,150	91,650
Units awarded	174,000	74,100
Units vested	(42,475)	(27,250)
Units forfeited	(16,200)	(6,550)
Restricted stock units at end of the period	245,475	131,950

For the three months ended September 30, 2017 and 2016, total non-cash share-based compensation expense related to stock options and restricted stock units was $1.1 million and $0.9 million, respectively, of which $0.7 million and $0.5 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $0.4 million related to centralized and field property management employees and was included in property management expenses within the condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, total non-cash share-based compensation expense related to stock options and restricted stock units was $3.2 million and $2.7 million, respectively, of which $1.9 million and $1.6 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $1.3 million and $1.1 million, respectively, related to centralized and field property management employees and was included in property management expenses within the condensed consolidated statements of operations.

Note 10. Related Party Transactions

Concurrently with the Company's public offering of Class A common shares in the first quarter of 2017, the Chairman of our Board of Trustees, B. Wayne Hughes, purchased $50.0 million of our Class A common shares in a private placement at the public offering price. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company's computation of net income (loss) per share on a basic and diluted basis for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$19,097	$(167)	$45,959	$1,108
Less:
Noncontrolling interest	309	7,316	(22)	10,391
Dividends on preferred shares	17,253	13,669	46,122	26,650
Allocation to participating securities (1)	12	—	—	—
Numerator for basic income (loss) per common share	$1,523	$(21,152)	$(141)	$(35,933)
Add back:
Dividends on participating preferred shares (2)	5,569	—	—	—
Remeasurement of participating preferred shares (2)	(8,391)	—	—	—
Numerator for diluted loss per common share	$(1,299)	$(21,152)	$(141)	$(35,933)

Denominator:
Weighted-average common shares outstanding–basic	266,767,313	238,401,343	256,768,343	232,036,802
Effect of dilutive securities:
Participating preferred shares (2)	22,385,747	—	—	—
Weighted-average common shares outstanding–diluted	289,153,060	238,401,343	256,768,343	232,036,802

Net income (loss) per common share:
Basic	$0.01	$(0.09)	$—	$(0.15)
Diluted	$—	$(0.09)	$—	$(0.15)

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the dilutive effect of the assumed conversion of the participating preferred shares into Class A common shares.

The computation of diluted earnings per share for the three months ended September 30, 2017 and 2016, excludes an aggregate of 7,078,066 and 26,342,332 potentially dilutive securities, respectively, and for the nine months ended September 30, 2017 and 2016, excludes an aggregate of 29,474,000 and 26,342,332 potentially dilutive securities, respectively, which include a combination of Series A, B and C participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods.

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership's computation of net income (loss) per unit on a basic and diluted basis for the three and nine months ended September 30, 2017 and 2016 (in thousands, except unit and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$19,097	$(167)	$45,959	$1,108
Less:
Noncontrolling interest	(31)	(226)	8	(446)
Preferred distributions	17,253	13,669	46,122	26,650
Income allocated to Series C and D limited partners	—	10,915	—	16,478
Allocation to participating securities (1)	12	—	—	—
Numerator for basic income (loss) per common unit	$1,863	$(24,525)	$(171)	$(41,574)
Add back:
Distributions to participating preferred units (2)	5,569	—	—	—
Remeasurement of participating preferred units (2)	(8,391)	—	—	—
Numerator for diluted loss per common unit	$(959)	$(24,525)	$(171)	$(41,574)

Denominator:
Weighted-average common units outstanding–basic	322,303,138	285,208,489	312,315,728	271,994,345
Effect of dilutive securities:
Participating preferred units (2)	22,385,747	—	—	—
Weighted-average common units outstanding–diluted	344,688,885	285,208,489	312,315,728	271,994,345

Net income (loss) per common unit:
Basic	$0.01	$(0.09)	$—	$(0.15)
Diluted	$—	$(0.09)	$—	$(0.15)

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the dilutive effect of the assumed conversion of the participating preferred units into Class A common units.

The computation of diluted earnings per unit for the three months ended September 30, 2017 and 2016, excludes an aggregate of 7,078,066 and 26,342,332 potentially dilutive securities, respectively, and for the nine months ended September 30, 2017 and 2016, excludes an aggregate of 29,474,000 and 26,342,332 potentially dilutive securities, respectively, which include a combination of Series A, B and C participating preferred units, exchangeable senior notes, common units issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods.

There was no income or loss allocated to Series C convertible units during the three months ended September 30, 2017 and 2016, and zero and $0.87 of net income per basic and diluted unit were allocated to Series D convertible units during the three months ended September 30, 2017 and 2016, respectively. Zero and $0.46 of net income per basic and diluted unit were allocated to Series C convertible units during the nine months ended September 30, 2017 and 2016, respectively, and zero and $0.99 of net income per basic and diluted unit were allocated to Series D convertible units during the nine months ended September 30, 2017 and 2016, respectively. There was no income or loss allocated to Series E convertible units during the three and nine months ended September 30, 2017 and 2016.

Note 12. Commitments and Contingencies

As of September 30, 2017, the Company had commitments to acquire 511 single-family properties for an aggregate purchase price of $122.6 million and $13.7 million in land purchase commitments. As of December 31, 2016, the Company had commitments to acquire 203 single-family properties for an aggregate purchase price of $41.7 million and $3.9 million in land purchase commitments.

As of September 30, 2017, and December 31, 2016, the Company had sales in escrow for 184 and 57 of our single-family properties, respectively, for aggregate selling prices of $17.1 million and $6.6 million, respectively.

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

Radian Group Inc. (“Radian”), the indirect parent company of Green River Capital LLC (“GRC”), which has been a service provider that provided certain broker price opinions (“BPO”) to us, disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, that GRC had received a letter in March 2017 from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations” and requesting information from market participants. Radian disclosed that the letter asked GRC to provide information regarding BPOs that GRC provided on properties included in single family rental securitization transactions (“Securitizations”). On September 13, 2017, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations.” The letter enclosed a subpoena that requests the production of certain documents and communications related to our Securitizations, including, without limitation, those related to BPOs provided by GRC on properties included in Securitizations. The letter does not allege any violation of law and we are cooperating with the SEC. We understand that other transaction parties in Securitizations have received requests in this matter. We do not believe this matter will have a material adverse impact on our financial position or results of operations upon resolution.

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

The following table displays the carrying values and fair values of our debt instruments as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR1 securitization	$—	$—	$456,074	$465,343
AH4R 2014-SFR2 securitization	497,743	506,835	501,810	510,941
AH4R 2014-SFR3 securitization	513,361	523,653	517,827	530,549
AH4R 2015-SFR1 securitization	539,199	546,630	543,480	553,689
AH4R 2015-SFR2 securitization	468,461	477,401	472,043	483,901
Total asset-backed securitizations (1)	2,018,764	2,054,519	2,491,234	2,544,423
Exchangeable senior notes, net (2)	110,771	143,297	108,148	142,808
Secured note payable	49,107	49,383	49,828	50,053
Term loan facility (3)	200,000	200,000	325,000	325,000
Total debt	$2,378,642	$2,447,199	$2,974,210	$3,062,284

(1)	The carrying values of the asset-backed securitizations exclude $37.3 million and $48.4 million of deferred financing costs as of September 30, 2017, and December 31, 2016, respectively.

(2)	The carrying value of the exchangeable senior notes, net is presented net of an unamortized discount.

(3)
The carrying value of the term loan facility excludes $2.1 million and $3.3 million of deferred financing costs as of September 30, 2017, and December 31, 2016, respectively. As our term loan facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%, management believes that the carrying value of the term loan facility reasonably approximates fair value.

Valuation of the participating preferred shares derivative liability considers scenarios in which the participating preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considers certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan statistical areas, or MSAs, as outlined in the agreement. The Series A and B participating preferred shares were converted into Class A common shares on October 3, 2017, and the related participating preferred shares derivative liability was therefore remeasured based on the actual liquidation value at September 30, 2017 (see Note 9).

The following tables set forth the fair value of the participating preferred shares derivative liability as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Participating preferred shares derivative liability	$—	$—	$68,469	$68,469

	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Participating preferred shares derivative liability	$—	$—	$69,810	$69,810

The following tables present changes in the fair values of our Level 3 financial instruments that are measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

Description	January 1, 2017	Conversions	Remeasurement included in earnings	September 30, 2017
Liabilities:
Participating preferred shares derivative liability	$69,810	$—	$(1,341)	$68,469

Description	January 1, 2016	Conversions	Gain and remeasurement included in earnings	September 30, 2016
Liabilities:
Contingently convertible Series E units liability	$69,957	$(58,494)	$(11,463)	$—
Participating preferred shares derivative liability	$62,790	$—	$2,940	$65,730

Changes in inputs or assumptions used to value the participating preferred shares derivative liability may have a material impact on the resulting valuation.

Note 14. Subsequent Events

Subsequent Acquisitions

From October 1, 2017, through October 31, 2017, the Company acquired 471 properties for an aggregate purchase price of approximately $106.1 million, which included four homes developed through our internal construction program.

Conversion of Series A and B Participating Preferred Shares into Class A Common Shares

On October 3, 2017, the Company converted all 5,060,000 shares of the outstanding 5.0% Series A participating preferred shares and all 4,400,000 shares of the outstanding 5.0% Series B participating preferred shares into 12,398,276 Class A common shares, in accordance with the conversion terms in the Articles Supplementary, based on a conversion ratio of 1.3106 Class A common shares issued per Series A and B participating preferred share (see Note 9).

Declaration of Distributions

On November 2, 2017, our board of trustees declared quarterly distributions of $0.05 per share on the Company's Class A and Class B common shares are payable on January 5, 2018, to shareholders of record on January 2, 2018. Our board of trustees also declared quarterly distributions of $0.34 per share on the Company's 5.5% Series C participating preferred shares, $0.41 per share on the Company’s 6.5% Series D perpetual preferred shares, $0.40 per share on the Company’s 6.35% Series E perpetual preferred shares, $0.37 per share on the Company’s 5.875% Series F perpetual preferred shares, and $0.37 per share on the Company's 5.875% Series G perpetual preferred shares. The quarterly distributions are payable on January 2, 2018, to shareholders of record on December 15, 2017. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is a Maryland REIT focused on acquiring, renovating, leasing and operating single-family homes as rental properties. The Operating Partnership is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. We commenced operations in November 2012 to continue the investment activities of AH LLC, which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market. Effective August 31, 2016, AH LLC was liquidated and its ownership interests in the Operating Partnership were distributed to its members.

As of September 30, 2017, we owned 50,015 single-family properties, in selected sub-markets of MSAs in 22 states, including 469 properties held for sale, of which 384 properties were former ARPI properties, compared to 48,422 single-family properties in 22 states, including 1,119 properties held for sale, as of December 31, 2016, and 48,153 single-family properties in 22 states, including 1,238 properties held for sale, as of September 30, 2016. As of September 30, 2017, we had commitments to acquire an additional 511 single-family properties for an aggregate purchase price of $122.6 million. As of September 30, 2017, 46,026, or 92.9%, of our total properties (excluding held for sale properties) were leased, compared to 44,798, or 94.7%, of our total properties (excluding held for sale properties) as of December 31, 2016, and 44,746, or 95.4%, of our total properties (excluding held for sale properties) as of September 30, 2016. As of September 30, 2017, our portfolio of single-family properties was internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of September 30, 2017:

Market	Number of Single-family Properties (1)	% of Total Single-family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,354	8.8%	$162,364	2,121	13.9	2014
Atlanta, GA	4,319	8.7%	165,430	2,114	16.4	2014
Houston, TX	3,158	6.4%	159,123	2,113	11.8	2014
Charlotte, NC	3,248	6.6%	181,934	2,064	14.1	2014
Indianapolis, IN	2,897	5.8%	151,377	1,933	15.0	2013
Phoenix, AZ	2,768	5.6%	162,343	1,815	14.9	2014
Nashville, TN	2,557	5.2%	202,594	2,108	13.3	2014
Greater Chicago area, IL and IN	2,033	4.1%	180,753	1,896	16.1	2013
Cincinnati, OH	1,993	4.0%	172,939	1,852	15.3	2013
Raleigh, NC	1,968	4.0%	179,187	1,858	12.9	2014
All Other (2)	20,251	40.8%	179,481	1,904	14.4	2014
Total / Average	49,546	100.0%	$174,014	1,968	14.4	2014

(1)	Excludes 469 held for sale properties as of September 30, 2017.

(2)	Represents 32 markets in 19 states.

The following table summarizes certain key leasing metrics as of September 30, 2017:

	Total Single-family Properties (1)
Market	Leased Percentage (2)	Occupancy Percentage (2)	Avg. Contractual Monthly Rent Per Property (2)	Avg. Original Lease Term (months) (2)	Avg. Remaining Lease Term (months) (2)	Avg. Blended Change in Rent (3)
Dallas-Fort Worth, TX	94.0%	92.9%	$1,662	11.9	6.4	4.9%
Atlanta, GA	94.0%	93.5%	1,465	12.0	6.8	5.8%
Houston, TX	90.2%	89.3%	1,595	12.3	6.8	1.5%
Charlotte, NC	88.6%	88.2%	1,508	12.0	6.7	4.1%
Indianapolis, IN	95.0%	94.3%	1,350	12.8	6.9	3.9%
Phoenix, AZ	97.7%	97.3%	1,238	12.4	6.6	6.9%
Nashville, TN	92.1%	91.4%	1,656	12.1	6.5	3.6%
Greater Chicago area, IL and IN	95.4%	94.4%	1,784	13.0	7.3	3.5%
Cincinnati, OH	94.5%	93.8%	1,519	12.7	7.2	3.7%
Raleigh, NC	93.6%	92.7%	1,456	12.0	6.7	3.7%
All Other (4)	92.2%	91.4%	1,527	12.2	6.6	4.0%
Total / Average	92.9%	92.2%	$1,523	12.2	6.7	4.1%

(1)	Leasing information excludes held for sale properties.

(2)	Leased percentage, occupancy percentage, average contractual monthly rent per property, average original lease term and average remaining lease term are reflected as of period end.

(3)
Average blended change in rent represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the third quarter of 2017, compared to the annual rent of the previously expired non-month-to-month lease for each individual property.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Additionally, opportunities from new construction acquisition channels are impacted by the availability of undeveloped land assets and inventory of homes currently under construction or newly developed. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. During the quarter ended September 30, 2017, our total portfolio increased by 1,033 homes, including 806 homes acquired through broker acquisitions, 213 homes acquired through trustee acquisitions and 124 homes acquired through new construction acquisitions, of which 13 homes were developed through our internal construction program, offset by 110 homes sold or rescinded, of which 67 properties were former ARPI properties. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. The average increase in rent for renewals was 3.6% and 3.4% and the average increase in rent for re-leases was 4.9% and 5.0% for the three months ended September 30, 2017 and 2016, respectively. Based on our Same-Home population of properties, we experienced turnover rates of 11.1% and 11.5% for the three months ended September 30, 2017 and 2016, respectively. The average increase in rent for renewals was 3.3% and 3.8% and the average increase in rent for re-leases was 5.1% and 5.8% for the nine months ended September 30, 2017 and 2016, respectively. Based on our Same-Home population of properties, we experienced turnover rates of 31.7% and 32.9% for the nine months ended September 30, 2017 and 2016, respectively.

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

Results of Operations

Net income totaled $19.1 million for the three months ended September 30, 2017, compared to a net loss of $0.2 million for the three months ended September 30, 2016. This improvement was primarily attributable to higher revenues and the remeasurement of our participating preferred shares, partially offset by hurricane-related charges in the third quarter of 2017, as well as a loss on early extinguishment of debt in the third quarter of 2016. Net income totaled $46.0 million for the nine months ended September 30, 2017, compared to net income of $1.1 million for the nine months ended September 30, 2016. This improvement was primarily attributable to higher revenues and lower interest expense, partially offset by an increase in property operating expenses and hurricane-related charges in the third quarter of 2017, as well as a gain on the conversion of Series E convertible units into Series D convertible units in the first quarter of 2016.

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

One of the primary financial measures we use in evaluating the operating performance of our single-family properties is Core Net Operating Income (“Core NOI”), which we also present separately for our Same-Home portfolio. Core NOI is a supplemental non-GAAP financial measure that we define as core revenues, which is calculated as rents and fees from single-family properties, net of bad debt expense, less core property operating expenses, which is calculated as property operating and property management expenses, excluding noncash share-based compensation expense, expenses reimbursed by tenant charge-backs and bad debt expense.

Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of convertible units, (3) gain or loss on early extinguishment of debt, (4) hurricane-related charges, net, (5) gain or loss on sales of single-family properties and other, (6) depreciation and amortization, (7) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (8) noncash share-based compensation expense, (9) interest expense, (10) general and administrative expense, (11) other expenses and (12) other revenues. We consider Core NOI to be a meaningful financial measure because we believe it is helpful to investors in understanding the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs. We further adjust Core NOI for our Same-Home portfolio by subtracting capital expenditures to calculate Same-Home Core NOI After Capital Expenditures, which we believe is a meaningful supplemental non-GAAP financial measure because it more fully reflects our operating performance after the impact of all property-level expenditures, regardless of whether they are capitalized or expensed.

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

Comparison of the Three Months Ended September 30, 2017, to the Three Months Ended September 30, 2016

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the three months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$158,491		$18,771		$30,228		$207,490
Fees from single-family properties	2,099		313		431		2,843
Bad debt expense	(1,755)		(195)		(349)		(2,299)
Core revenues	158,835		18,889		30,310		208,034

Property tax expense	28,011	17.6%	3,290	17.4%	5,317	17.5%	36,618	17.6%
HOA fees, net (2)	3,117	2.0%	398	2.1%	731	2.4%	4,246	2.0%
R&M and turnover costs, net (2)	13,720	8.6%	1,764	9.4%	2,482	8.2%	17,966	8.6%
Insurance	1,450	0.9%	231	1.2%	300	1.0%	1,981	1.0%
Property management expenses, net (3)	12,041	7.6%	1,431	7.6%	2,298	7.6%	15,770	7.6%
Core property operating expenses	58,339	36.7%	7,114	37.7%	11,128	36.7%	76,581	36.8%

Core NOI	$100,496	63.3%	$11,775	62.3%	$19,182	63.3%	$131,453	63.2%

	For the Three Months Ended September 30, 2016
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$154,610		$13,122		$29,405		$197,137
Fees from single-family properties	2,228		265		405		2,898
Bad debt expense	(1,805)		(457)		(347)		(2,609)
Core revenues	155,033		12,930		29,463		197,426

Property tax expense	27,755	17.9%	2,656	20.5%	5,460	18.5%	35,871	18.2%
HOA fees, net (2)	3,046	2.0%	242	1.9%	743	2.5%	4,031	2.0%
R&M and turnover costs, net (2)	13,947	8.9%	1,525	11.9%	2,907	9.8%	18,379	9.3%
Insurance	1,667	1.1%	187	1.4%	372	1.3%	2,226	1.1%
Property management expenses, net (3)	12,948	8.4%	1,079	8.3%	2,461	8.4%	16,488	8.4%
Core property operating expenses	59,363	38.3%	5,689	44.0%	11,943	40.5%	76,995	39.0%

Core NOI	$95,670	61.7%	$7,241	56.0%	$17,520	59.5%	$120,431	61.0%

(1)	Includes 36,682 properties that have been stabilized longer than 90 days prior to January 1, 2016.

(2)	Presented net of tenant charge-backs. In-house maintenance costs, which were previously presented separately, are included in R&M and turnover costs, net.

(3)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the three months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$246,836	$236,057
Tenant charge-backs	(36,094)	(30,808)
Bad debt expense	(2,299)	(2,609)
Other revenues	(409)	(5,214)
Core revenues	$208,034	$197,426

Core property operating expenses
Property operating expenses	$97,944	$92,488
Property management expenses	17,447	18,335
Noncash share-based compensation - property management	(417)	(411)
Expenses reimbursed by tenant charge-backs	(36,094)	(30,808)
Bad debt expense	(2,299)	(2,609)
Core property operating expenses	$76,581	$76,995

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income (loss)	$19,097	$(167)
Remeasurement of participating preferred shares	(8,391)	2,490
Loss on early extinguishment of debt	—	13,408
Hurricane-related charges, net	10,136	—
Gain on sale of single-family properties and other, net	(1,895)	(11,682)
Depreciation and amortization	74,790	75,392
Acquisition fees and costs expensed	1,306	1,757
Noncash share-based compensation - property management	417	411
Interest expense	26,592	32,851
General and administrative expense	8,525	8,043
Other expenses	1,285	3,142
Other revenues	(409)	(5,214)
Tenant charge-backs	36,094	30,808
Expenses reimbursed by tenant charge-backs	(36,094)	(30,808)
Bad debt expense excluded from operating expenses	2,299	2,609
Bad debt expense included in revenues	(2,299)	(2,609)
Core NOI	131,453	120,431
Less: Non-Same-Home Core NOI	30,957	24,761
Same-Home Core NOI	100,496	95,670
Less: Same-Home capital expenditures	8,968	8,949
Same-Home Core NOI After Capital Expenditures	$91,528	$86,721

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the three months ended September 30, 2017, increased $3.8 million, or 2.5%, to $158.8 million from $155.0 million for the three months ended September 30, 2016. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,535 per month as of September 30, 2017, compared to $1,490 per month as of September 30, 2016.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the three months ended September 30, 2017, decreased $1.1 million, or 1.7%, to $58.3 million from $59.4 million for the three months ended September 30, 2016. Same-Home core property operating expenses as a percentage of total Same-Home core revenues decreased to 36.7% for the three months ended September 30, 2017, from 38.3% for the three months ended September 30, 2016. This decrease was primarily attributable to reduced property management expenses, net of tenant charge-backs and higher core revenues from Same-Home properties.

General and Administrative Expense

General and administrative expense, which primarily consists of corporate payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $8.5 million for the three months ended September 30, 2017, compared to $8.0 million for the same period in 2016. This increase was primarily related to higher rent and technology costs. Also included in general and administrative expense was $0.7 million and $0.5 million of noncash share-based compensation expense related to corporate administrative employees for the three months ended September 30, 2017 and 2016, respectively.

Interest Expense

Interest expense was $26.6 million and $32.9 million for the three months ended September 30, 2017 and 2016, respectively. This decrease was primarily due to the payoff of the ARP 2014-SFR1 asset-backed securitization in the third quarter of 2016, the payoff of the AH4R 2014-SFR1 asset-backed securitization in the second quarter of 2017 and increased capitalized interest, partially offset by higher interest expense on the credit facilities.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended September 30, 2017, acquisition fees and costs expensed totaled $1.3 million, which was related to costs associated with the purchases of single-family properties. For the three months ended September 30, 2016, acquisition fees and costs expensed totaled $1.8 million, including $0.5 million of transaction costs related to the ARPI Merger and $1.3 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $74.8 million and $75.4 million for the three months ended September 30, 2017 and 2016, respectively. This decrease was attributable to lower amortization related to in-place leases, partially offset by an increase in depreciation expense related to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $0.4 million for the three months ended September 30, 2017, which included $0.1 million of income related to residential mortgage assets and $0.6 million of other income, partially offset by $0.3 million of loss in equity from unconsolidated joint ventures. Other revenues totaled $5.2 million for the three months ended September 30, 2016, which included $4.2 million of income and gain related to residential mortgage assets, $0.4 million of equity in earnings from unconsolidated joint ventures and $0.6 million of other income.

Other Expenses

Other expenses totaled $1.3 million for the three months ended September 30, 2017, which included $1.3 million related to impairments on properties held for sale and $0.2 million of expenses related to residential mortgage assets, partially offset by a $0.2 million net recovery of previously accrued expenses. Other expenses totaled $3.1 million for the three months ended September 30, 2016, which included $2.4 million of expenses related to residential mortgage assets, $0.6 million related to impairments on properties held for sale and $0.1 million of other expenses.

Hurricane-Related Charges, net

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 140 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the three months ended September 30, 2017, the Company recognized a $12.6 million impairment charge to write down the net book values of the impacted properties, of which we believe it is probable that we will recover an estimated $11.0 million through insurance claims, and accrued $8.5 million of additional repair, remediation and other costs. The $10.1 million of net charges were included in hurricane-related charges, net within the condensed consolidated statement of operations for the three months ended September 30, 2017. Of the $10.1 million of net hurricane-related charges recorded in the period, $5.8 million related to homes in the current Same-Home portfolio. The previously reported Same-Home portfolio has been revised to exclude approximately 100 homes that sustained major damages.

Comparison of the Nine Months Ended September 30, 2017, to the Nine Months Ended September 30, 2016

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$473,441		$49,242		$90,562		$613,245
Fees from single-family properties	5,948		920		1,269		8,137
Bad debt expense	(3,947)		(467)		(728)		(5,142)
Core revenues	475,442		49,695		91,103		616,240

Property tax expense	84,245	17.7%	9,502	19.1%	16,305	17.9%	110,052	17.9%
HOA fees, net (2)	9,071	1.9%	995	2.0%	2,165	2.4%	12,231	2.0%
R&M and turnover costs, net (2)	35,240	7.4%	4,334	8.7%	6,374	6.9%	45,948	7.4%
Insurance	4,423	0.9%	615	1.2%	807	0.9%	5,845	0.9%
Property management expenses, net (3)	36,455	7.7%	3,805	7.7%	6,985	7.7%	47,245	7.7%
Core property operating expenses	169,434	35.6%	19,251	38.7%	32,636	35.8%	221,321	35.9%

Core NOI	$306,008	64.4%	$30,444	61.3%	$58,467	64.2%	$394,919	64.1%

	For the Nine Months Ended September 30, 2016
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties (4)	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$458,279		$32,595		$67,749		$558,623
Fees from single-family properties	6,156		812		851		7,819
Bad debt expense	(3,907)		(657)		(528)		(5,092)
Core revenues	460,528		32,750		68,072		561,350

Property tax expense	83,269	18.1%	6,756	20.6%	12,284	18.0%	102,309	18.2%
HOA fees, net (2)	8,955	1.9%	669	2.0%	1,653	2.4%	11,277	2.0%
R&M and turnover costs, net (2)	35,953	7.8%	3,537	10.9%	6,145	9.0%	45,635	8.1%
Insurance	5,185	1.1%	551	1.7%	854	1.3%	6,590	1.2%
Property management expenses, net (3)	39,446	8.6%	2,792	8.5%	5,780	8.5%	48,018	8.6%
Core property operating expenses	172,808	37.5%	14,305	43.7%	26,716	39.2%	213,829	38.1%

Core NOI	$287,720	62.5%	$18,445	56.3%	$41,356	60.8%	$347,521	61.9%

(1)	Includes 36,682 properties that have been stabilized longer than 90 days prior to January 1, 2016.

(2)	Presented net of tenant charge-backs. In-house maintenance costs, which were previously presented separately, are included in R&M and turnover costs, net.

(3)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

(4)	Former ARPI properties includes the operating activity of properties acquired through the ARPI Merger from the acquisition date of February 29, 2016, through September 30, 2016.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$717,598	$651,330
Tenant charge-backs	(91,849)	(72,077)
Bad debt expense	(5,142)	(5,092)
Other revenues	(4,367)	(12,811)
Core revenues	$616,240	$561,350

Core property operating expenses
Property operating expenses	$267,203	$238,987
Property management expenses	52,367	53,177
Noncash share-based compensation - property management	(1,258)	(1,166)
Expenses reimbursed by tenant charge-backs	(91,849)	(72,077)
Bad debt expense	(5,142)	(5,092)
Core property operating expenses	$221,321	$213,829

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income	$45,959	$1,108
Remeasurement of participating preferred shares	(1,341)	2,940
Gain on conversion of Series E units	—	(11,463)
Loss on early extinguishment of debt	6,555	13,408
Hurricane-related charges, net	10,136	—
Gain on sale of single-family properties and other, net	(6,375)	(12,574)
Depreciation and amortization	221,459	224,513
Acquisition fees and costs expensed	3,814	10,899
Noncash share-based compensation - property management	1,258	1,166
Interest expense	86,873	99,309
General and administrative expense	26,746	24,544
Other expenses	4,202	6,482
Other revenues	(4,367)	(12,811)
Tenant charge-backs	91,849	72,077
Expenses reimbursed by tenant charge-backs	(91,849)	(72,077)
Bad debt expense excluded from operating expenses	5,142	5,092
Bad debt expense included in revenues	(5,142)	(5,092)
Core NOI	394,919	347,521
Less: Non-Same-Home Core NOI	88,911	59,801
Same-Home Core NOI	306,008	287,720
Less: Same-Home capital expenditures	21,077	22,223
Same-Home Core NOI After Capital Expenditures	$284,931	$265,497

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the nine months ended September 30, 2017, increased $14.9 million, or 3.2%, to $475.4 million from $460.5 million for the nine months ended September 30, 2016. This rise was primarily attributable to higher average monthly rental rates, which increased to $1,535 per month as of September 30, 2017, compared to $1,490 per month as of September 30, 2016.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the nine months ended September 30, 2017, decreased $3.4 million, or 2.0%, to $169.4 million from $172.8 million for the nine months ended September 30, 2016. Same-Home core property operating expenses as a percentage of total Same-Home core revenues decreased to 35.6% for the nine months ended September 30, 2017, from 37.5% for the nine months ended September 30, 2016. This decrease was primarily attributable to lower property management expenses, as well as to higher core revenues from Same-Home properties.

General and Administrative Expense

General and administrative expense, which primarily consists of corporate payroll and personnel costs, trustees’ and officers’ insurance expense, audit and tax fees, state taxes, trustee fees and other expenses associated with our corporate and administrative functions, was $26.7 million for the nine months ended September 30, 2017, compared to $24.5 million for the same period in 2016. This increase was primarily related to nonrecurring rating agency fees incurred during 2017 associated with the Company receiving inaugural investment grade corporate credit ratings, as well as higher nonrecurring legal costs related to our outstanding securitizations and technology costs. Also included in general and administrative expense was $1.9 million and $1.6 million of noncash share-based compensation expense related to corporate administrative employees for the nine months ended September 30, 2017 and 2016, respectively.

Interest Expense

Interest expense was $86.9 million and $99.3 million for the nine months ended September 30, 2017 and 2016, respectively. This decrease was primarily due to the payoff of the ARP 2014-SFR1 asset-backed securitization in the third quarter of 2016, the payoff of the AH4R 2014-SFR1 asset-backed securitization in the second quarter of 2017 and increased capitalized interest, partially offset by an increase in discount amortization on the exchangeable senior notes.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the nine months ended September 30, 2017, acquisition fees and costs expensed totaled $3.8 million, including $3.4 million of costs associated with the purchases of single-family properties and $0.4 million of other acquisition fees and costs expensed. For the nine months ended September 30, 2016, acquisition fees and costs expensed totaled $10.9 million, including $6.1 million of transaction costs related to the ARPI Merger and $4.8 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $221.5 million and $224.5 million for the nine months ended September 30, 2017 and 2016, respectively. This decrease was attributable to lower amortization related to in-place leases, partially offset by an increase in depreciation expense related to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $4.4 million for the nine months ended September 30, 2017, which included $1.4 million of equity in earnings from unconsolidated joint ventures, $1.0 million of income related to residential mortgage assets and $2.0 million of other income. Other revenues totaled $12.8 million for the nine months ended September 30, 2016, which included $10.6 million of income and gain related to residential mortgage assets, $0.4 million of equity in earnings from unconsolidated joint ventures and $1.8 million of other income.

Other Expenses

Other expenses totaled $4.2 million for the nine months ended September 30, 2017, which included $3.8 million related to impairments on properties held for sale and $1.0 million of expenses related to residential mortgage assets, partially offset by a $0.6 million net recovery of previously accrued expenses. Other expenses totaled $6.5 million for the nine months ended September 30, 2016, which included $5.1 million of expenses related to residential mortgage assets and $1.5 million related to impairments on properties held for sale, partially offset by a $0.1 million net recovery of previously accrued expenses.

Hurricane-Related Charges, net

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 140 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the nine months ended September 30, 2017, the Company recognized a $12.6 million impairment charge to write down the net book values of the impacted properties, of which we believe it is probable that we will recover an estimated $11.0 million through insurance claims, and accrued $8.5 million of additional repair, remediation and other costs. The $10.1 million of net charges were included in hurricane-related charges, net within the condensed consolidated statement of operations for the nine months ended September 30, 2017. Of the $10.1 million of net hurricane-related charges recorded in the period, $5.8 million related to homes in the current Same-Home portfolio. The previously reported Same-Home portfolio has been revised to exclude approximately 100 homes that sustained major damages.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our policies during the three and nine months ended September 30, 2017. For a discussion of recent accounting pronouncements, see “Note 2—Significant Accounting Policies.”

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), which commenced with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income.

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

We believe that our Operating Partnership is properly treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on our income. Instead, each of our partners, including AH4R, is allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. As such, no provision for federal income taxes has been included for the Operating Partnership.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2017, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of September 30, 2017, included cash and cash equivalents of $243.5 million. Additionally, as of September 30, 2017, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of $800.0 million, and $200.0 million of outstanding borrowings under our term loan facility, which provides for maximum borrowings of $200.0 million.

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

To qualify as a REIT, the Company is required to distribute annually to our shareholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. The Operating Partnership funds the payment of distributions. The Company intends to pay quarterly distributions to our shareholders and to the Operating Partnership's unitholders, including AH4R, which in the aggregate are approximately equal to or exceed the Company's net taxable income in the relevant year.

Cash Flows

The following table summarizes the Company's cash flows for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$349,375	$254,980
Net cash used for investing activities	(486,896)	(444,009)
Net cash provided by financing activities	250,401	257,736
Net increase in cash, cash equivalents and restricted cash	$112,880	$68,707

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management operating expenses and general and administrative expenses.

During the nine months ended September 30, 2017, net cash provided by operating activities was $349.4 million, which included cash from operations of $296.0 million and $53.4 million from other changes in operating assets and liabilities. Net cash used for investing activities was $486.9 million, which primarily consisted of cash outflows of $465.6 million related to the acquisition of properties, $38.1 million related to purchases of productive assets and $31.2 million of renovation costs to prepare our properties for rental, partially offset by cash inflows of $68.6 million of net proceeds received from the sales of single-family properties and other assets. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $250.4 million, which primarily consisted of cash outflows including $472.5 million for payments on our asset-backed securitizations, $125.0 million of net payments on our credit facilities and $85.0 million for distributions to common and preferred shareholders, partially offset by cash inflows of $684.3 million of net proceeds from the issuance of Class A common shares related to Class A common share offerings during the first and third quarters of 2017 and the "at the market" offering program and $260.8 million of net proceeds from the issuance of the Series F and Series G perpetual preferred shares. The net increase in cash, cash equivalents and restricted cash during the nine months ended September 30, 2017, was $112.9 million.

During the nine months ended September 30, 2016, net cash provided by operating activities was $255.0 million, which included cash from operations of $231.2 million and $23.8 million from other changes in operating assets and liabilities. Net cash used for investing activities was $444.0 million, which primarily consisted of cash outflows of $350.0 million related to the payoff of the credit facility in connection with the ARPI Merger, $188.7 million related to the acquisition of properties, $27.1 million for the purchase of commercial real estate and $21.7 million of renovation costs to prepare our properties for rental, partially offset by cash inflows of $71.9 million of net proceeds received from the sales of single-family properties and other and $44.5 million of net proceeds received from the sales of non-performing loans. Net cash provided by financing activities was $257.7 million, which primarily consisted of cash inflows including $482.8 million of net proceeds from the issuance of perpetual preferred shares and $325.0 million of net borrowings against our revolving credit facilities and term loan facility, partially offset by cash outflows of $374.0 million for payments on our asset-backed securitizations and $96.1 million for repurchases of our Class A common shares. The net increase in cash, cash equivalents and restricted cash during the nine months ended September 30, 2016, was $68.7 million.

Credit Facilities

During 2016, the Company entered into a $1.0 billion credit agreement, which was subsequently amended in June 2017. The amendment expanded our borrowing capacity on the revolving credit facility to $800.0 million and reduced the term loan facility to $200.0 million. The amendment also lowered our cost of borrowing and provides a more flexible borrowing structure. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. Borrowings under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%. In each case, the actual margin is determined based on the Company's credit ratings in effect from time to time. Based on current corporate ratings for LIBOR-based borrowings as of September 30, 2017, the revolving credit facility bears interest at 1-month LIBOR plus 1.20%, and the term loan facility bears interest at 1-month LIBOR plus 1.35%. The revolving credit facility matures on June 30, 2021, with two six-month extension options at the Company's election upon payment of an extension fee, and the term loan facility matures on June 30, 2022. The credit agreement requires that we maintain certain financial covenants. As of September 30, 2017, the Company had no outstanding borrowings against the revolving credit facility, $200.0 million of outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

Exchangeable Senior Notes, Net

The exchangeable senior notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. The Operating Partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, our Class A common shares or a combination of cash and our Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. Settlements for cash will be paid for by the Operating Partnership, while settlements for the Company's Class A common shares will be issued by AH4R with the Operating Partnership issuing an equivalent number of Class A units to AH4R. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of September 30, 2017, was 55.1453 of our Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on our Class A common share price and distributions to common shareholders.

As of September 30, 2017, the exchangeable senior notes, net had a balance of $110.8 million in the condensed consolidated balance sheets, which was net of an unamortized discount of $1.2 million and $3.1 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the Company's condensed consolidated balance sheets and was included in general partner's common capital within the Operating Partnership's condensed consolidated balance sheets.

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

Class A Common Share Offering

During the first quarter of 2017, the Company issued 14,842,982 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering and concurrent private placement, raising gross proceeds to the Company of $336.5 million after underwriter's discount and before offering costs of approximately $0.3 million. The Operating Partnership issued an equivalent number of corresponding Class A units to the Company in exchange for the net proceeds from the issuance.

During the third quarter of 2017, the Company issued 13,800,000 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering, raising gross proceeds of $312.0 million before offering costs of approximately $9.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

At-the-Market Common Share Offering Program

In November 2016, the Company established an at-the-market common share offering program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million (the "Original At-the-Market Program"), which was replaced in August 2017 with an at-the-market common share offering program with a $500.0 million capacity on the same terms (the "At-the-Market Program"). During the nine months ended September 30, 2017, the Company issued and sold 2.0 million Class A common shares under the Original At-the-Market Program for gross proceeds of $46.2 million, or $22.74 per share, and net proceeds of $45.6 million, after commissions and other expenses of approximately $0.6 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. As of September 30, 2017, $500.0 million remained available for future share issuances under the At-the-Market Program (see Note 9).

Perpetual Preferred Share Offerings

During the second quarter of 2017, the Company issued 6,200,000 5.875% Series F cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $155.0 million before offering costs of approximately $5.3 million, with a liquidation preference of $25.00 per share. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

During the third quarter of 2017, the Company issued 4,600,000 5.875% Series G cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $115.0 million before offering costs of approximately $4.1 million, with a liquidation preference of $25.00 per share. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

Conversion of Series A and B Participating Preferred Shares into Class A Common Shares

On October 3, 2017, the Company converted all 5,060,000 shares of the outstanding 5.0% Series A participating preferred shares and all 4,400,000 shares of the outstanding 5.0% Series B participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 12,398,276 total Class A common shares issued from the conversion, based on a conversion ratio of 1.3106 Class A common shares issued per Series A and B participating preferred share. The Operating Partnership also converted its corresponding Series A and B participating preferred units into Class A units on October 3, 2017 (see Note 9).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Additional Non-GAAP Measures

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

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) noncash interest expense related to acquired debt, (4) hurricane-related charges, net, (5) gain or loss on early extinguishment of debt, (6) noncash gain or loss on conversion of convertible units and (7) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value.

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

The following is a reconciliation of the Company's net income (loss) attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) attributable to common shareholders	$1,535	$(21,152)	$(141)	$(35,933)
Adjustments:
Noncontrolling interests in the Operating Partnership	340	7,542	(30)	10,838
Net (gain) on sale / impairment of single-family properties and other	(596)	(11,115)	(2,589)	(11,107)
Depreciation and amortization of real estate assets	73,037	73,790	215,409	220,168
FFO attributable to common share and unit holders	$74,316	$49,065	$212,649	$183,966
Adjustments:
Acquisition fees and costs expensed	1,306	1,757	3,814	10,899
Noncash share-based compensation - general and administrative	699	480	1,917	1,578
Noncash share-based compensation - property management	417	411	1,258	1,166
Noncash interest expense related to acquired debt	910	1,474	2,624	3,699
Hurricane-related charges, net	10,136	—	10,136	—
Loss on early extinguishment of debt	—	13,408	6,555	13,408
Gain on conversion of Series E units	—	—	—	(11,463)
Remeasurement of participating preferred shares	(8,391)	2,490	(1,341)	2,940
Core FFO attributable to common share and unit holders	$79,393	$69,085	$237,612	$206,193
Recurring capital expenditures (1)	(11,600)	(10,411)	(27,140)	(25,183)
Leasing costs	(1,960)	(2,119)	(5,361)	(6,199)
Adjusted FFO attributable to common share and unit holders	$65,833	$56,555	$205,111	$174,811

(1)
As a portion of our homes are recently acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized and held for sale properties.

EBITDA / Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. Adjusted EBITDA is a supplemental non-GAAP financial measure calculated by adjusting EBITDA for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) net gain or loss on sales / impairment of single-family properties and other, (3) noncash share-based compensation expense, (4) hurricane-related charges, net, (5) gain or loss on early extinguishment of debt, (6) gain or loss on conversion of convertible units and (7) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value. We consider Adjusted EBITDA to be a meaningful financial measure of operating performance because it excludes the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income or loss, determined in accordance with GAAP, to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$19,097	$(167)	$45,959	$1,108
Interest expense	26,592	32,851	86,873	99,309
Depreciation and amortization	74,790	75,392	221,459	224,513
EBITDA	$120,479	$108,076	$354,291	$324,930

Noncash share-based compensation - general and administrative	699	480	1,917	1,578
Noncash share-based compensation - property management	417	411	1,258	1,166
Acquisition fees and costs expensed	1,306	1,757	3,814	10,899
Net (gain) on sale / impairment of single-family properties and other	(596)	(11,115)	(2,589)	(11,107)
Hurricane-related charges, net	10,136	—	10,136	—
Loss on early extinguishment of debt	—	13,408	6,555	13,408
Gain on conversion of Series E units	—	—	—	(11,463)
Remeasurement of participating preferred shares	(8,391)	2,490	(1,341)	2,940
Adjusted EBITDA	$124,050	$115,507	$374,041	$332,351

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

As of September 30, 2017, and December 31, 2016, our variable-rate debt was comprised of borrowings on our revolving credit facility of zero, our term loan facility of $200.0 million and $325.0 million, respectively, and the outstanding balance on the AH4R 2014-SFR1 securitization of zero and $456.1 million, respectively.  All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55% until the fully extended maturity date of June 2022. All borrowings under our term loan facility bear interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75% until the maturity date of June 2022. The AH4R 2014-SFR1 securitization, which was paid off in full during the second quarter of 2016, had a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$2,000	$7,813	(1)
Rate decrease of 1% (2)	$(2,000)	$(4,087)

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of December 31, 2016.

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

ITEM 4.                         Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                  Legal Proceedings

For a description of the Company's legal proceedings, see Note 12.

Item 1A.                         Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2016, in Part I, Item 1A, Risk Factors; in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, in Part II, Item 1A, Risk Factors; and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

There have been no material changes to our risk factors from those disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2015, the Company announced that our Board of Trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. We did not repurchase any of our Class A common shares during the three months ended September 30, 2017. As of September 30, 2017, we had a remaining repurchase authorization of $146.7 million under the program.

Item 3.                                  Defaults upon Senior Securities

None.

Item 4.                                  Mine Safety Disclosures

Not applicable.

Item 5.                                 Other Information

None.

Item 6.                                  Exhibits

The exhibits listed below are filed herewith or incorporated herein by reference.

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

3.3
Articles Supplementary for American Homes 4 Rent 5.000% Series A Participating Preferred Shares (Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-191015) filed October 18, 2013.)

3.4
Articles Supplementary for American Homes 4 Rent 5.000% Series B Participating Preferred Shares (Incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-192592) filed December 20, 2013.)

3.5
Articles Supplementary for American Homes 4 Rent 5.500% Series C Participating Preferred Shares (Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration Number 333-195575) filed April 24, 2014.)

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

12.1	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Distributions of American Homes 4 Rent. Filed herewith.

12.2	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Distributions of American Homes 4 Rent, L.P. Filed herewith.

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Diana M. Laing

Diana M. Laing
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: November 3, 2017