Form 10-K
period 2017-12-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2018-02-23
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36013 (American Homes 4 Rent)
Commission File Number: 333-221878-02 (American Homes 4 Rent, L.P.)

AMERICAN HOMES 4 RENT
AMERICAN HOMES 4 RENT, L.P.
(Exact name of registrant as specified in its charter)

Maryland (American Homes 4 Rent)	46-1229660
Delaware (American Homes 4 Rent, L.P.)	80-0860173
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
30601 Agoura Road, Suite 200
Agoura Hills, California 91301
(Address of principal executive offices) (Zip Code)

(805) 413-5300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common shares of beneficial interest, $.01 par value	New York Stock Exchange

Series C participating preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series D perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series E perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series F perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series G perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
American Homes 4 Rent Yes ☒    No ☐                American Homes 4 Rent, L.P. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
American Homes 4 Rent Yes ☐    No ☒                American Homes 4 Rent, L.P. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
American Homes 4 Rent Yes ☒    No ☐                American Homes 4 Rent, L.P. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
American Homes 4 Rent Yes ☒    No ☐                American Homes 4 Rent, L.P. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
American Homes 4 Rent ☐                    American Homes 4 Rent, L.P. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

American Homes 4 Rent
Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

American Homes 4 Rent, L.P.
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
American Homes 4 Rent ☐                    American Homes 4 Rent, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
American Homes 4 Rent Yes ☐    No ☒                American Homes 4 Rent, L.P. Yes ☐    No ☒

The aggregate market value of the Class A common shares of American Homes 4 Rent held by non-affiliates of the registrant was approximately $5.1 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2017.

There were 286,124,380 shares of American Homes 4 Rent's Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent's Class B common shares, $0.01 par value per share, outstanding on February 21, 2018.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2017.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017, of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R" or "the General Partner" mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to “the Operating Partnership," "our operating partnership" or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to “the Company,” “we,” "our," and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of December 31, 2017, owned an approximate 83.8% common partnership interest in the Operating Partnership. The remaining 16.2% common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

The Company believes that combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

The Company believes it is important to understand the few differences between AH4R and the Operating Partnership in the context of how AH4R and the Operating Partnership operate as a consolidated company. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended (the "Agreement of Limited Partnership"), OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements. The noncontrolling interests in the Operating Partnership's financial statements include an outside ownership interest in a consolidated subsidiary of the Company. The noncontrolling interests in the Company's financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the limited partnership interests in the Operating Partnership. The differences between shareholders' equity and partners' capital result from differences in the equity and capital issued at the Company and Operating Partnership levels.

To help investors understand the differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity's debt, noncontrolling interests and shareholders' equity or partners' capital, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities
Exchange Act of 1934 and 18 U.S.C. §1350.

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
AMERICAN HOMES 4 RENT, L.P.

i

Certain Terms Used in This Annual Report on Form 10-K

Unless the context otherwise requires or indicates, we define certain terms in this Annual Report on Form 10-K as follows:

“The Company,” “we,” "our," and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

“AH4R" or "the General Partner" mean American Homes 4 Rent, a Maryland real estate investment trust, or REIT.

"The Operating Partnership," "our operating partnership" or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole.

FORWARD-LOOKING STATEMENTS

Various statements contained in this document, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future operations, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "intend," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

American Homes 4 Rent ("AH4R") is an internally managed Maryland real estate investment trust ("REIT") formed on October 19, 2012. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the "Operating Partnership," our "operating partnership" or the "OP") is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” "our," and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 to continue the investment activities of American Homes 4 Rent, LLC ("AH LLC"), which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market, and was liquidated during August 2016 with its ownership interests in the Operating Partnership distributed to its members. Mr. Hughes has over 40 years of experience in the real estate business and a successful track record as co-founder and former chairman and chief executive officer of Public Storage, a REIT listed on the New York Stock Exchange ("NYSE"). We completed our initial public offering on the NYSE in August 2013.

AH4R is the general partner of, and as of December 31, 2017, owned an approximate 83.8% common partnership interest in the Operating Partnership, with the remaining 16.2% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

As of December 31, 2017, the Company owned 51,239 single-family properties in 22 states, including 310 properties held for sale, and had an additional 520 properties in escrow that we expect to acquire, subject to customary closing conditions, for an aggregate purchase price of approximately $128.1 million. As of December 31, 2017, 46,996, or 92.3% of our total properties (excluding held for sale properties) were leased. We have an integrated operating platform that consists of 1,135 personnel dedicated to property management, acquisitions, construction, marketing, leasing, financial and administrative functions.

We believe we have become a leader in the single-family home rental industry by aggregating a geographically diversified portfolio of high quality single-family homes and developing "American Homes 4 Rent" into a nationally recognized brand that is well-known for quality, value and tenant satisfaction and is well respected in our communities. Our investments may be made directly or through investment vehicles with third-party investors. In 2017, we also began acquiring newly constructed "built for rental" single-family properties through third party developers (our "National Builder Program") and began developing land and properties through our internal construction program (our "AMH Development Program"). Our objective is to generate attractive, risk-adjusted returns for our shareholders through dividends and capital appreciation.

We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws for each of our taxable years commencing with our taxable year ended December 31, 2012, through the current taxable year ended December 31, 2017. We expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2018, and subsequent taxable years.

We believe that the Operating Partnership is properly treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on our income. Instead, each of our partners, including AH4R, is allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. As such, no provision for federal income taxes has been included for the Operating Partnership.

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

•
Employ a disciplined property acquisition process.  We are focused on acquiring homes with a number of key property characteristics, including: (i) construction after 1990; (ii) three or more bedrooms; (iii) two or more bathrooms; (iv) a range of $150,000 estimated minimum valuation to $450,000 maximum bid price; and (v) estimated renovation costs not in excess of 25% of estimated value. We target areas with above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire meet all of these criteria, especially if acquired as part of a bulk purchase. We have an established acquisition and renovation platform to acquire high quality single-family homes. To date, we have primarily acquired properties at foreclosure auctions and through broker sales (primarily multiple listing service ("MLS") and short sales) and through bulk portfolio purchases, as well as newly constructed "built for rental" properties, which we acquire from third party developers or develop internally through our internal construction program. In the future, we may source a larger proportion of our property acquisitions through portfolio (or bulk) sales.

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

•
Efficiently manage and operate properties.  We believe we have created a leading, comprehensive single-family home property management business and that the key to efficiently managing a large number of relatively low-cost properties is to strike the appropriate balance between centralization and decentralization. We believe that in-house property management enables us to optimize rental revenues, effectively manage expenses, realize significant economies of scale, standardize brand consistency and maintain direct contact with our tenants. Our property management platform has local leasing agents and property managers in each of our markets. Corporate-level functions are centralized, including management, accounting, legal, marketing and call centers to handle leasing calls and maintenance calls. These centralized services allow us to provide all markets with the benefits of these functions without the burden of staffing each function in every market. In addition, by having a national property management operation, we have the ability to negotiate favorable terms on services and products with many of our contractors and vendors, including national contractors and vendors. Our property management functions are 100% internalized, which we believe provides us with consistency of service, control and branding in the operation of our properties.

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

•
Optimize capital structure.  We may use leverage to increase potential returns to our shareholders, but we will seek to maintain a conservative and flexible balance sheet. We believe that preferred shares provide an attractive source of permanent capital. We have also obtained capital through the issuance of unsecured senior notes completed during February 2018 and through asset-backed securitization transactions completed during 2014 and 2015. We also may participate in investment vehicles with third-party investors as an alternative source of equity to grow our business. Our executive officers have substantial experience organizing and managing investment vehicles with third-party investors.

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

We purchase properties through a variety of acquisition channels, including foreclosure auctions, broker sales, portfolio (bulk) sales. We also acquire "built for rental" properties through third party developers and develop properties through our internal construction program. To date, foreclosure auctions and broker sales (primarily MLS and short sales) have presented the most attractive channels to access a significant supply of quality homes at attractive prices. We have developed an efficient process for bidding on a large number of homes at auctions consistent with local and state laws, which has contributed to our significant pace of capital deployment. Properties become available at auction when a party with a lien on the property forecloses on the lien. The property is then sold at auction, either by a court or trustee, in order to satisfy the debt owed to the lien holder. Auction processes vary significantly between jurisdictions driven by differences in state and local laws. While properties acquired at foreclosure auctions have a limited time frame for due diligence, we have developed a proprietary process that rigorously focuses on the material issues that we believe will affect potential yields before determining a maximum bid amount. Significant issues considered in underwriting homes going through the trustee sale process include an evaluation of our acquisition parameters, as well as the property's location. This evaluation includes a drive-by inspection of the property. Potential eviction and renovation costs are estimated, as well as expected rents and expenses. The property is also researched for the existence of any senior liens. Our local teams have experience in evaluating homes in foreclosure, conducting due diligence and bidding at auctions, which we believe positions us to bid effectively against other competitors. In addition, we underwrite acquisition candidates and have implemented an efficient bid management system and closing and transfer processes that we believe result in properties acquired at an attractive total investment.

We have and will continue to source property acquisition opportunities through broker sales (including traditional MLS, real estate owned ("REO") sales and short sales) and portfolio (or bulk) sales. In particular, we have developed an extensive network of real estate brokers that facilitate a large volume of acquisitions through broker sales. We have a team dedicated to identifying opportunities for homes sold in bulk by institutions or competitors. Acquisitions through these channels generally allow more time for underwriting to determine the expected rents, expenses and renovation costs, obtain title insurance and review local covenant conditions and restrictions.

We have and will also continue to supplement our traditional acquisition channels with our "built for rental" homebuilding initiative by acquiring newly constructed properties from third party developers through our National Builder Program and from our internal construction process through our AMH Development Program.

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

REIT Qualification

The Company has elected to be taxed as a REIT, which commenced with our first taxable year ended December 31, 2012. Our qualification as a REIT, and maintenance of such qualification, will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our shareholders and the concentration of ownership of our equity shares. We believe that, commencing with our initial taxable year ended December 31, 2012, we have been organized in conformity with the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our shareholders, but taxable income generated by any of our taxable REIT subsidiaries (our "TRSs") will be subject to federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income to their shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940.

Employees

As of December 31, 2017, we have 1,135 dedicated full-time personnel. None of our personnel are covered by a collective bargaining agreement.

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

Available Information

Our website address is www.americanhomes4rent.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, American Homes 4 Rent, 30601 Agoura Road, Suite 200, Agoura Hills, CA 91301. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Company's board of trustees. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. The information contained on our website shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC.

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

We commenced operations in November 2012. We may not be able to successfully operate our business or implement our operating policies and investment strategy. Furthermore, we may not be able to generate sufficient cash flows to pay our operating expenses, service any debt and make distributions to our shareholders. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;

•	our ability to effectively manage renovation, maintenance, marketing and other operating costs for our properties;

•	our ability to maintain high occupancy rates and target rent levels;

•	our ability to compete with other investors entering the single-family sector;

•	costs that are beyond our control, including weather-related damage, title litigation, litigation with tenants or tenant organizations, legal compliance, real estate taxes, HOA fees and insurance;

•	judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rents;

•	judicial and regulatory developments affecting banks' and other mortgage holders' ability to foreclose on delinquent borrowers;

•	reversal of population, employment or homeownership trends in target markets;

•	interest rate levels and volatility, such as the accessibility of short-term and long-term financing on desirable terms; and

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

From commencement of our operations in November 2012 through December 31, 2017, we have acquired 51,239 single-family properties, net of properties sold, in 22 states. Our future operating results may depend on our ability to effectively manage our rapid growth, which is dependent, in part, upon our ability to:

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

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We acquire, renovate and rent single-family properties in our target markets, which currently include MSAs within 22 states. As of December 31, 2017, approximately 61% of our properties in operation were concentrated in five states—Texas, North Carolina, Florida, Georgia and Ohio. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in these markets will improve significantly over the next several years. However, each of these markets has experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our shareholders and cause the value of our outstanding securities to decline.

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

As of December 31, 2017, we owned 51,239 single-family properties, including 310 properties held for sale. As of December 31, 2017, 46,996, or 92.3% of our total properties (excluding held for sale properties) were leased. No assurance can be given that we will be able to attract and retain qualified tenants. Our operating results and ability to make distributions to the Company's shareholders and the Operating Partnership's OP unitholders, including AH4R, would be adversely affected if we are not able to lease our properties on favorable terms or at all.

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

Government investigations or legal proceedings brought by governmental authorities may result in significant costs and expenses and reputational harm and may divert resources from our operations and therefore could have a material adverse effect on our business, financial condition, operating results or cash flows.

From time to time, we may be subject to government investigations or legal proceedings brought by governmental authorities. For example, we are currently responding to two SEC subpoenas (see Note 12 for more details). Government investigations and any related legal proceedings may result in significant costs and expenses, including legal fees, and divert management attention and company resources from our operations and execution of our business strategy. If any such proceedings are resolved adversely, governmental agencies could impose damages and fines, and may issue injunctions, cease and desist orders, bars on serving as a public company officer or director and other equitable remedies against us or our directors and officers. The financial costs could be in excess of our insurance coverage or not be covered by our insurance coverage. Any governmental legal proceeding, whether or not resolved adversely, could also negatively impact our reputation. Therefore, government investigations or legal proceedings could have a material adverse effect on our business, financial condition, operating results or cash flows.

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

The Company's board of trustees has approved a very broad investment policy, subject to management oversight, and does not review or approve each acquisition decision made by the Company.

We are authorized to follow a very broad investment policy established by the Company's board of trustees and subject to oversight by our management. The Company's board of trustees periodically reviews and updates the investment policy and also reviews our portfolio of residential real estate, but it does not review or approve the Company's specific property acquisitions. In addition, in conducting periodic reviews, the Company's board of trustees may rely primarily on information provided to them by the Company and our management. Furthermore, acquisitions may be costly, difficult or impossible to unwind by the time they are reviewed by the Company's board of trustees. The Company has great latitude within the broad parameters of the investment policy set by the Company's board of trustees in determining our acquisition strategies, which could result in net returns that are substantially below expectations or that result in material losses, which would adversely affect our business and operating results.

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

Future debt service obligations could adversely affect the Company's operating results, may require us to sell properties and could adversely affect the Company's ability to make distributions on our preferred and common shares and the Operating Partnership's ability to make distributions on its OP units.

Our financing strategy contemplates the use of secured and unsecured debt to finance long-term growth. Our outstanding borrowings contain certain debt covenants that limit the outstanding principal we may incur on our consolidated indebtedness. While we intend to comply with all debt covenants, our governing documents contain no limitations on the amount of debt that we may incur, and the Company's board of trustees may change our financing strategy at any time without shareholder approval. As a result, we may be able to incur substantial additional debt in the future.

Incurring debt could subject us to many risks, including the risks that:

•	our cash flows from operations will be insufficient to make required payments of principal and interest;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•
we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to shareholders and unitholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

•	we violate restrictive covenants in the documents that govern our indebtedness, which would entitle our lenders to accelerate our debt obligations;

•	refinancing of the debt may not be available on favorable terms or at all; and

•	the use of leverage could adversely affect our ability to make distributions to shareholders and unitholders and the market price of our preferred and common shares.

If we incur debt in the future and do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our operating results and cash flows and, consequently, cash available for distribution to shareholders and unitholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of substantial numbers of properties on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our properties that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Our revolving credit and term loan facilities, unsecured senior notes, securitizations, and secured note payable contain financial and operating covenants that could restrict our business and investment activities. Failure to satisfy these covenants could result in a default under our revolving credit and term loan facilities and unsecured senior notes that could accelerate the maturity of our debt obligations or, with respect to our securitizations and secured note payable, also require that all cash flow generated from operations service only the indebtedness and the possible foreclosure of the properties securing the indebtedness, which would have a material adverse effect on our business, liquidity, results of operations and financial condition and our ability to make distributions on our preferred and common shares and the Operating Partnership's ability to make distributions on its OP units.

Our revolving credit and term loan facilities, unsecured senior notes, securitizations and secured note payable contain financial and operating covenants, such as debt ratios, minimum liquidity, unencumbered asset value, minimum debt service coverage ratio, and other limitations that may restrict our ability to make distributions or other payments to the Company's shareholders and the Operating Partnership's ability to make distributions on its OP units and may restrict our investment activities. Among others, our revolving credit and term loan facilities requires that we maintain financial covenants relating to the following matters: (i) total indebtedness to total asset value to not exceed 0.60 to 1.00 at any time, (ii) EBITDA for the period of four consecutive fiscal quarters most recently ended to fixed charges for such period to be no less than 1.75 to 1.00 as of the last day of such period, (iii) secured indebtedness to total asset value to not exceed 0.40 to 1.00 at any time, (iv) unsecured indebtedness to unencumbered asset value to not exceed 0.60 to 1.00 at any time and (v) unencumbered net operating income ("NOI") for the period of four consecutive fiscal quarters most recently ended to unsecured interest expense for such period, to be no less than 1.75 to 1.00 as of the last day of such period. Among others, our unsecured senior notes require that we maintain financial covenants relating to the following matters: (i) total indebtedness to total asset value to not exceed 0.60 to 1.00 at any time, (ii) secured indebtedness to total asset value to not exceed 0.40 to 1.00 at any time, (iii) unencumbered asset value to unsecured indebtedness to be no less than 1.50 at any time and (iv) consolidated income available for debt service to interest expense for the period of four consecutive fiscal quarters most recently ended to be no less than 1.50 to 1.00 as of the last day of such period.

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

We have and may continue to utilize non-recourse long-term asset-backed securitizations of pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification, in order to generate cash for funding new investments. As of December 31, 2017, the principal amount of such indebtedness was $2.0 billion. These securitizations involve conveying a pool of homes from the Company's portfolio to a special purpose vehicle that obtains a loan from a third-party lender represented by a promissory note. The promissory note is immediately transferred by the third-party lender to a subsidiary of the Company and then to a Real Estate Mortgage Investment Conduit ("REMIC") trust in exchange for classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, the subsidiary of the Company sells the certificates to investors. The securitization of our pools of homes in our portfolio investments can magnify our exposure to losses on those investments because any equity interest we retain in the issuing entity would be subordinate to the certificates issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the investors experience any losses. In addition, accounting rules for securitizations are complex and involve significant judgment and assumptions. These complexities and possible changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements. Moreover, we cannot be assured that we will be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

Adverse changes in our credit ratings could negatively affect our financing ability.

Our credit ratings may affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current investment grade credit ratings. In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which in turn could have a material adverse impact on our financial condition, results of operations, cash flows and liquidity.

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

If the properties we acquire do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, our ability to make distributions to the Company's shareholders and the Operating Partnership's ability to make distributions to its OP unitholders, including AH4R, could be adversely affected. There are significant expenditures associated with an investment in real estate (such as debt service, real estate taxes, insurance and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of the properties we acquire may be adversely affected by the following factors:

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

•	our ability to provide adequate management and maintenance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	costs resulting from the clean-up of and liability to third parties for damages resulting from environmental problems, such as mold;

•	tenant turnover and the inability to lease or re-lease homes on a timely basis, attractive terms or at all;

•	costs and time period required to convert acquisitions to rental homes and to prepare homes for re-leasing;

•	the short-term nature of most residential leases and the costs and potential delays in re-leasing;

•	the failure of tenants to pay rent when due or otherwise perform their lease obligations;

•	unanticipated repairs, capital expenditures or other costs;

•	the illiquidity of real estate investments generally;

•	the geographic mix of our properties;

•	residents' perceptions of the safety, convenience and attractiveness of our properties and the neighborhoods where they are acquired;

•	the ongoing need for capital improvements, particularly in older properties;

•	the ability or unwillingness of residents to pay rent increases;

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism; and

•	rent control or rent stabilization or other housing laws, which could prevent us from raising rents.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, financial condition, results of operations and, consequently, amounts available for distribution to shareholders and unitholders.

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

We may have difficulty selling our real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to shareholders and unitholders may be limited.

Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our properties. When we sell any of our properties, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of properties to shareholders and unitholders. Instead, we may use such proceeds for other purposes, including:

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

Risks Related to Our Ownership, Organization and Structure

AH4R's fiduciary duties as the general partner of the Operating Partnership could create conflicts of interest, which may impede business decisions that could benefit our shareholders.

As the sole general partner of the Operating Partnership, AH4R has a fiduciary duty to the other limited partners in the Operating Partnership, the discharge of which may conflict with the interests of the Company's shareholders. The limited partners of the Operating Partnership have agreed that, in the event of a conflict in the fiduciary duties owed by AH4R to the Company's shareholders and in AH4R's capacity as the general partner of the Operating Partnership to such limited partner, AH4R is under no obligation to give priority to the interests of such limited partner.

In addition, the limited partners have the right to vote on certain amendments to the Agreement of Limited Partnership of the Operating Partnership and to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of the Company's shareholders.

Our senior management, trustees and their affiliates may have significant voting influence due to their stock ownership.

                Members of the Company’s senior management, trustees and their affiliates hold significant amounts of the Company's Class A and Class B common shares and Class A units in the Operating Partnership. Each Class A common share is entitled to one vote. Each Class B common share is entitled to 50 votes and converts into Class A common shares on a one for one basis for every 49 partnership units converted. Class A units in the Operating Partnership are nonvoting. The Company's dual class structure was put in place when the Company was organized to provide voting rights to holders of units in the Operating Partnership corresponding with their equity ownership. All members of the Company’s senior management, trustees and their affiliates hold Class A common shares and Class B common shares that represent approximately 20.9% of the current voting power of the Company as of December 31, 2017. Assuming the conversion of all of the Class A units held by these individuals and the corresponding conversion of all Class B common shares into Class A common shares, they would own approximately 26.1% of the voting power of the Company based on the Company’s outstanding common shares as of December 31, 2017. The Hughes Family and affiliates own all of the Class B common shares and, together with the Class A common shares they own, hold 20.6% of the voting power of the Company and, if their Class A Units are converted, hold 30.5% of the voting power. Messrs. Singelyn, Corrigan and Goldberg collectively hold 352,461 Class A common shares and 5,886,720 Class A Units that are pledged to an affiliate of the Hughes Family. An additional 391,407 Class A common shares are pledged to a third party lender in connection with a refinancing of a portion of the loan from the Hughes Family affiliate. The pledges to the Hughes Family affiliate were entered into in connection with their acquisition of interests in AH LLC, the Company’s sponsor that was dissolved in August 2016. If the lenders were to foreclose on the Class A common shares and Class A units that are pledged primarily to an affiliate of the Hughes Family, it would increase the ownership percentage of the Hughes Family. Our senior management, trustees and affiliates have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of the Company's shareholders, including electing trustees, changing the Company's charter documents and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

Provisions of the Company's declaration of trust may limit the ability of a third party to acquire control of the Company by authorizing the Company's board of trustees to issue additional securities.

The Company's board of trustees may, without shareholder approval, amend its declaration of trust to increase or decrease the aggregate number of the Company's shares or the number of shares of any class or series that the Company has the authority to issue and to classify or reclassify any unissued common or preferred shares, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Company's board of trustees may authorize the issuance of additional shares or establish a series of common or preferred shares that may delay or prevent a change in control of the Company, including transactions at a premium over the market price of the Company's shares, even if the Company's shareholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in the Company's declaration of trust and certain provisions of Maryland law, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of the Company, which could adversely affect the market price of the Company's securities.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring the Company's board of trustees or shareholders to approve proposals to acquire our company or effect a change in control.

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

By resolution of the Company's board of trustees, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by the Company's board of trustees (including a majority of trustees who are not affiliates or associates of such persons). In addition, pursuant to a provision in the Company's bylaws, we have opted out of the control share provisions of the MGCL. However, the Company's board of trustees may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amending the Company's bylaws, opt in to the control share provisions of the MGCL in the future.

In addition, the "unsolicited takeover" provisions of Title 3, Subtitle 8 of the MGCL permit the board of trustees of a Maryland REIT, without shareholder approval and regardless of what is currently provided in its declaration of trust or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a trustee. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-current market price. In July 2013, the Company's board of trustees and the Company's shareholders approved an amendment to the Company's declaration of trust under which we elected not to be subject to these provisions. Therefore, any revocation or modification of this opt-out would require an amendment to the Company's declaration of trust that is first recommended by the Company's board of trustees and then approved by a majority of all the votes entitled to be cast generally in the election of trustees.

The Company's rights and the rights of the Company's shareholders to take action against the Company's trustees and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Under Maryland law, generally, a trustee will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, the Company's declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

The Company's declaration of trust authorizes us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. The Company's bylaws require us to indemnify each trustee and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our trustees and officers. As a result, we and the Company's shareholders may have more limited rights against the Company's trustees and officers than might otherwise exist absent the current provisions in the Company's declaration of trust and bylaws or that might exist with other companies.

The Company's board of trustees may change our strategy or investment policies, financing strategy or leverage policies without shareholder consent.

The Company's board of trustees may change any of our strategies, policies or procedures with respect to property acquisitions and divestitures, asset allocation, growth, operations, indebtedness, investments, lines of business, financing and distributions at any time without the consent of shareholders, which could result in the acquisition of properties or investment in business activities that are different from, and possibly riskier than, the types of single-family residential real estate investments that we have historically acquired. These changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common and preferred shares and our ability to make distributions to our shareholders.

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

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

•	we would not be allowed a deduction for dividends paid to our shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax (for taxable years beginning before December 31, 2017) and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS, provided, however, losses in our TRS arising in taxable years beginning after December 31, 2017, may only be carried forward and may only be deducted against 80% of future taxable income in the TRS.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under the Code, and we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS or other subsidiary corporations that are subject to corporate-level income tax at regular rates. Our TRS may have tax liability with respect to "phantom income" if it is treated as a "dealer" for U.S. federal income tax purposes which would require the TRS to mark to market its assets at the end of each taxable year. In addition, our TRS is subject to federal, state and local corporate taxes. Any of these taxes would decrease cash available for distribution to our shareholders.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could adversely affect the value of our shares if they are perceived as less attractive investments.

The maximum rate applicable to "qualified dividend income" paid by regular "C" corporations to U.S. shareholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs to those U.S. shareholders, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as "capital gains dividends." Effective for taxable years beginning after December 31, 2017, and before January 1, 2026, those U.S. shareholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by “C” corporations. Although the reduced rates applicable to dividend income from regular "C" corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of regular "C" corporations that pay dividends, which could adversely affect the value of our preferred and common shares.

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

As a partnership, the Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of the Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership's status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS was successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including AH4R.

The ability of the Company's board of trustees to revoke the Company's REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

The Company's declaration of trust provides that the Company's board of trustees may revoke or otherwise terminate the Company's REIT election, without shareholder approval, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

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

The share ownership restrictions of the Code for REITs, the 8.0% common share ownership limit that applies to all shareholders, other than the Hughes family, which is subject to the "excepted holder limit" (as defined in the declaration of trust), and "designated investment entities" (as defined in the declaration of trust), which are subject to a 9.9% common share ownership limit, and the 9.9% preferred share ownership limit, all as provided in the Company's declaration of trust may inhibit market activity in our equity shares and restrict our business combination opportunities.

In order to qualify as a REIT, for each taxable year beginning with our taxable year ended December 31, 2013, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding equity shares at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our equity shares under this requirement. Additionally, at least 100 persons must beneficially own our equity shares during at least 335 days of a taxable year for each taxable year after 2012. To help insure that we meet these tests, the declaration of trust restricts the acquisition and ownership of our equity shares.

The Company's declaration of trust, with certain exceptions, authorizes the Company's board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the Company's board of trustees, the Company's declaration of trust prohibits any person, other than the Hughes family, which is subject to the "excepted holder limit" (as defined in the declaration of trust), and "designated investment entities" (as defined in the declaration of trust), from beneficially or constructively owning more than 8.0% in value or number of shares, whichever is more restrictive, of our outstanding common shares and more than 9.9% in value or number of shares, whichever is more restrictive, of any class or series of our preferred shares. The Company's board of trustees may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the applicable ownership limit would result in our failing to qualify as a REIT. These restrictions on ownership and transfer will not apply, however, if the Company's board of trustees determines that it is no longer in our best interest to continue to qualify as a REIT.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our outstanding common or preferred shares.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our Company’s shareholders. In particular, the Tax Cut Job Act ("TCJA"), which was signed into law on December 22, 2017, and which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which may be adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

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

We have, and may continue to have, series of preferred shares outstanding with respect to which we have the ability to issue additional preferred shares of that series without shareholder approval (referred to as a “reopening” of the preferred shares). For example, we have the ability to reopen our Series C participating preferred shares of beneficial interest (“Series C preferred shares”), our Series D cumulative redeemable perpetual preferred shares of beneficial interest, our Series E cumulative redeemable perpetual preferred shares of beneficial interest, our Series F cumulative redeemable perpetual preferred shares of beneficial interest, and our Series G cumulative redeemable perpetual preferred shares of beneficial interest. We may issue additional series of preferred shares in the future with the reopening feature.

If we issue preferred shares in a reopening at a price that exceeds the redemption price of such preferred shares by more than a de minimis amount, then those shares could be considered to be “fast-pay stock” under the applicable U.S. Treasury Regulations. Whether those regulations would apply would depend upon all of the facts and circumstances. If (i) the redemption (and conversion) price for the preferred shares issued in a reopening is less than the issue price for such shares and (ii) the Company expects that during the entire period that such shares are redeemable (or subject to conversion) the redemption (or conversion) price will be less than the issue price, it may be difficult to determine whether the fast-pay stock rules would apply. In the case of the Series C preferred shares, a factor that would need to be considered in the fast-pay stock analysis is whether the amount that the Series C preferred shares may be redeemed or converted includes the “HPA Adjustment.” We believe that, if at the time the Series C preferred shares are issued in a reopening (i) the redemption (and conversion) price (including any HPA Adjustment) for such shares is equal to or greater than the issue price for such shares and (ii) we expect that during the entire period that such shares are redeemable (or subject to conversion) the redemption (or conversion) price (including any HPA Adjustment) will equal or exceed the issue price, it is likely that the fast-pay stock rules would not apply. However, under a facts and circumstances analysis, there can be no assurance that the fast-pay stock rules would not be determined to apply.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The table below summarizes certain information with respect to our properties as of December 31, 2017:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,349	8.5%	$708.0	7.9%	$162,796	2,123	14.1	2014
Atlanta, GA	4,521	8.9%	763.3	8.5%	168,825	2,134	16.3	2014
Houston, TX	3,158	6.2%	507.0	5.7%	160,544	2,113	12.1	2014
Charlotte, NC	3,430	6.7%	636.6	7.1%	185,588	2,078	14.3	2015
Indianapolis, IN	2,897	5.7%	438.9	4.9%	151,488	1,933	15.3	2013
Phoenix, AZ	2,823	5.5%	462.1	5.2%	163,680	1,820	15.1	2014
Nashville, TN	2,604	5.1%	532.4	5.9%	204,460	2,113	13.5	2014
Greater Chicago area, IL and IN	2,033	4.0%	368.1	4.1%	181,063	1,896	16.3	2013
Cincinnati, OH	1,996	3.9%	345.5	3.9%	173,101	1,853	15.5	2013
Raleigh, NC	2,040	4.0%	370.5	4.1%	181,619	1,872	13.1	2014
All Other (2)	21,078	41.5%	3,836.5	42.7%	180,034	1,913	14.6	2014
Total / Average	50,929	100.0%	$8,968.9	100.0%	$176,106	1,976	14.6	2014

(1) Excludes 310 held for sale properties as of December 31, 2017.
(2) Represents 32 markets in 19 states.

As of December 31, 2017, the Company had commitments to acquire 520 single-family properties for an aggregate purchase price of $128.1 million, as well as $24.0 million in land purchase commitments.

Property and Management

We lease office space in Agoura Hills, California for our company headquarters, own commercial real estate in Las Vegas, Nevada for our property management headquarters and lease property management office space in 21 locations in 12 states.

ITEM 3.    LEGAL PROCEEDINGS

For a description of the Company's legal proceedings, see Note 12.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT:

Listed below are the executive officers of the Company. Our executive officers are appointed by, and serve at the discretion of, the Company's board of trustees. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

David P. Singelyn, age 56, has served as our Chief Executive Officer and a Trustee since October 2012. Mr. Singelyn co-founded AH LLC with Mr. Hughes in June 2011 and served as the Chief Executive Officer of our former manager prior to our internalization of senior management in June 2013. From 2003 through April 2013, Mr. Singelyn was Chairman and President of Public Storage Canada, a real estate company previously listed on the Toronto Stock Exchange, where he built a management team that restructured the operations of the company, including building an operations team and installing accounting and operating computer systems. In 2010, Mr. Singelyn facilitated the restructuring of the ownership entity that was traded on the Toronto stock exchange resulting in the company "going private." In 2005, Mr. Singelyn, along with Mr. Hughes, founded American Commercial Equities ("ACE"), a private real estate company specializing in the acquisition and management of retail property, and he now serves as a co-manager of ACE. Mr. Singelyn is also a director of the William Lawrence and Blanche Hughes Foundation, a non-profit organization dedicated to research of pediatric cancer. Mr. Singelyn served as the Treasurer for Public Storage (NYSE:PSA) from 1989 through 2003, where he was responsible for equity capital raising, debt issuances, corporate cash management and financial management for Public Storage and its subsidiary operations. During his tenure, and with his direct involvement, Public Storage raised funds through the public and institutional marketplaces, including from a number of state pensions. Mr. Singelyn started his career at the accounting firm Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Controller of Winchell's Donut Houses where he was responsible for all accounting functions. Mr. Singelyn earned a Bachelor of Science in Accounting and a Bachelor of Science in Computer Information Systems from California Polytechnic University-Pomona.

John "Jack" Corrigan, age 57, has served as our Chief Operating Officer and a Trustee since October 2012. Since November 2011, Mr. Corrigan was the Chief Operating Officer of our former manager prior to our internalization of senior management in June 2013. From 2006 to 2011, Mr. Corrigan was the Chief Executive Officer of A & H Property and Investments, a full service leasing and property management company in Los Angeles County with a portfolio of residential, retail, industrial and office properties where he was responsible for acquisitions, dispositions, development, financing and management operations. Mr. Corrigan served as Chief Financial Officer of PS Business Parks Inc. (NYSE: PSB), a publicly-traded REIT specializing in office and industrial properties throughout the United States, from 1998 to 2004. Prior to his tenure at PS Business Parks, Mr. Corrigan was a partner in the accounting firm of LaRue, Corrigan & McCormick, where he was responsible for the audit and consulting practice of that firm. Mr. Corrigan started his career at Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Vice President and Controller of Storage Equities, Inc. (a predecessor entity to Public Storage). Mr. Corrigan earned a Bachelor of Science in Accounting from Loyola Marymount University.

Diana M. Laing, age 63, has served as our Chief Financial Officer since May 2014. Ms. Laing previously served as Chief Financial Officer and Secretary of Thomas Properties Group, Inc., a publicly traded real estate operating company engaged in the development, redevelopment and operation of Class A office properties in the United States from May 2004 until it merged with Parkway Properties in December 2013. Before that, she held a number of senior executive finance positions in the real estate industry, including as Executive Vice President, Chief Financial Officer and Corporate Secretary of Arden Realty (NYSE: ARI), a REIT engaged in the ownership and operation of commercial office properties, from 1996 to 2000. She is also a member of the Board of Directors of The Macerich Company, a real estate investment trust that owns and operates shopping centers, where she is a member of the Audit Committee. Ms. Laing graduated from Oklahoma State University with a B.S in Accounting.

David Goldberg, age 68, has served as our Executive Vice President since October 2012. Mr. Goldberg held the same position with American Homes 4 Rent, LLC (the "Advisor") from 2011 until our internalization of senior management in June 2013. Since 2006, Mr. Goldberg has been a co-manager of ACE, and since 2006 he has served as a legal consultant and senior counsel for Public Storage. From 1991 until 2005, Mr. Goldberg held various legal positions with Public Storage, including Senior Vice President and General Counsel. In such capacity, Mr. Goldberg was responsible for all Public Storage securities, real estate and property management activities and was involved in capital raising, real estate acquisition, corporate reorganization and property management transactions. From 1974 until 1991, Mr. Goldberg was an associate and a partner in the law firm of Agnew, Miller & Carlson and a partner with the law firm of Sachs & Phelps and with the law firm of Hufstedler, Miller, Carlson & Beardsley. Mr. Goldberg earned an A.B. in History and Social Studies from Boston University and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law) and is a member of the California State Bar.

Bryan Smith, age 44, has served as our Executive Vice President-President of Property Management since February 2015. Previously, he served as Senior Vice President-Director of Property Management from 2012 to 2015 and Senior Vice President of Acquisitions for our former manager from 2011 to 2012. From 2009 to 2011, Mr. Smith was a Partner at the Tax Review Group, a real estate consulting firm that focused on reducing the tax liabilities of large residential and commercial real estate properties. Prior to joining the Tax Review Group, he was a Partner and Chief Financial Officer at the Watermark Group, a residential and commercial real estate development firm, from 2006 to 2009. Mr. Smith began his career at the accounting firm Deloitte & Touche LLP. Mr. Smith earned a B.A. in Business Economics from the University of California, Los Angeles, an M.B.A. from the UCLA Anderson School of Management and is a Certified Public Accountant (inactive) in California.

Sara H. Vogt-Lowell, age 42, has served as our Chief Legal Officer since October 2012. From 2011 until our internalization of senior management in June 2013, Ms. Vogt-Lowell held the same position with the Advisor. From March 2006 through April 2013, she has served as General Counsel for Malibu Management, a property management company, Public Storage Canada and ACE. Ms. Vogt-Lowell began her legal career at the law firm of Latham & Watkins LLP in 2002 as a member of the finance department where she specialized in real estate transactions. There, she represented a variety of clients, including lenders, residential and commercial developers, landlords, tenants, buyers, sellers and owners of commercial, industrial, residential and other real estate projects, with specific experience in multi-site, multi-state property portfolios. Ms. Vogt-Lowell earned a B.A. in Political Science from the University of California, Los Angeles and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law). Ms. Vogt-Lowell is a member of the California State Bar.

Christopher C. Lau, age 35, has served as our Executive Vice President - Finance since February 2017. Previously, he served as Vice President and then Senior Vice President - Finance from 2013 to 2017. From 2010 to 2013, Mr. Lau was a Senior Manager in Deloitte’s New York Real Estate M&A Advisory practice, serving as an advisor to real estate private equity and corporate clients, providing due diligence and other M&A advisory services. Prior to his M&A Advisory role, Mr. Lau was a Senior Manager in Deloitte’s Real Estate Audit Practice, primarily serving equity REIT clients. Mr. Lau earned a B.S. in Accounting from San Diego State University and is a Certified Public Accountant (inactive) in California.

Stephanie G. Heim, age 63, has served as our Executive Vice President - Counsel and Assistant Secretary since February 2017. Ms. Heim was Senior Vice President from 2013 - 2017. She joined the Company in September 2013 after consulting with the Company as it prepared for its initial public offering in August 2013. From 2005 to 2013, Ms. Heim was Vice President - Corporate Counsel and Secretary of Public Storage and Vice President - Counsel at PS Business Parks, Inc. with responsibility for corporate, transactional, corporate governance and securities legal matters. Ms. Heim began her career at the law firm of Willkie Farr & Gallagher in New York City. She earned a B.A. from Mount Holyoke College and a J.D. from the University of Michigan Law School. She is a member of the Bar in California, New York and the District of Columbia.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

American Homes 4 Rent

Our Class A common shares have traded on the NYSE under the symbol "AMH" since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. Our Class B common shares are not publicly traded. The following table sets forth the quarterly high and low trading prices per Class A common share as reported on the NYSE and the distributions declared by us with respect to our Class A and Class B common shares during the years ended December 31, 2017 and 2016:

2017	High	Low	Per Share Distribution	2016	High	Low	Per Share Distribution
First quarter	$23.98	$20.10	$0.05	First quarter	$16.54	$13.16	$0.05
Second quarter	$23.83	$21.76	$0.05	Second quarter	$20.48	$15.36	$0.05
Third quarter	$23.23	$21.35	$0.05	Third quarter	$22.99	$20.38	$0.05
Fourth quarter	$22.43	$20.47	$0.05	Fourth quarter	$21.65	$19.63	$0.05

On February 21, 2018, the last reported sales price per share of our Class A common shares was $19.08.

American Homes 4 Rent, L.P.

The Operating Partnership's Class A units are not publicly traded. The following table sets forth the quarterly distributions declared on the Operating Partnership's Class A units, Series C convertible units and Series D convertible units during the years ended December 31, 2017 and 2016:

Class A units
2017	Per Unit Distribution	2016	Per Unit Distribution
First quarter	$0.05	First quarter	$0.05
Second quarter	$0.05	Second quarter	$0.05
Third quarter	$0.05	Third quarter	$0.05
Fourth quarter	$0.05	Fourth quarter	$0.05

Series C convertible units
2017	Per Unit Distribution	2016	Per Unit Distribution
First quarter	$—	First quarter (1)	$0.07
Second quarter	$—	Second quarter	$—
Third quarter	$—	Third quarter	$—
Fourth quarter	$—	Fourth quarter	$—

Series D convertible units
2017	Per Unit Distribution	2016	Per Unit Distribution
First quarter	$—	First quarter (2)	$0.04
Second quarter	$—	Second quarter	$0.04
Third quarter	$—	Third quarter	$0.04
Fourth quarter	$—	Fourth quarter (3)	$—

(1)	The Series C convertible units were converted into Class A units on February 28, 2016. Reflects pro-rated distribution from January 1, 2016 through February 28, 2016.

(2)	The Series D convertible units became eligible for 70% of the distributions on Class A units on December 10, 2015. Reflects pro-rated distribution from December 10, 2015 through March 31, 2016.

(3)	The Series D convertible units were converted into Class A units on September 30, 2016.

Shareholders / Unitholders

American Homes 4 Rent

As of the close of business on February 21, 2018, there were approximately 34 holders of record of the Company's Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees) and one shareholder of record of the Company's Class B common shares.

American Homes 4 Rent, L.P.

As of the close of business on February 21, 2018, there were approximately 12 holders of record of the Operating Partnership's Class A units (including AH4R's general partnership interest).

Distributions

The Company's board of trustees declared total distributions of $0.20 per Class A and Class B common share during each of the years ended December 31, 2017 and 2016. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding operating partnership units. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of the Company's board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code, and such other factors as the Company's board of trustees deems relevant. To maintain our qualification as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. We intend to pay quarterly dividends to our shareholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have paid all cumulative distributions on our Series C participating preferred shares and on our Series D, Series E, Series F and Series G perpetual preferred shares. The distribution preference of our Series C participating preferred shares and our Series D, Series E, Series F and Series G perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares.

The following table displays the income tax treatment of distributions on our Class A and Class B common shares, Series A, Series B and Series C participating preferred shares and Series D, Series E, Series F and Series G perpetual preferred shares for the years ended December 31, 2017 and 2016:

	2017				2016
	Ordinary income (1)	Return of capital	Capital gains	Total	Ordinary income (2)	Return of capital	Capital gains	Total
Common Shares	37.4%	62.6%	—%	100.0%	92.5%	—%	7.5%	100.0%
Participating Preferred Shares:
Series A	100.0%	—%	—%	100.0%	92.5%	—%	7.5%	100.0%
Series B	100.0%	—%	—%	100.0%	92.5%	—%	7.5%	100.0%
Series C	100.0%	—%	—%	100.0%	92.5%	—%	7.5%	100.0%
Perpetual Preferred Shares:
Series D	100.0%	—%	—%	100.0%	92.5%	—%	7.5%	100.0%
Series E	100.0%	—%	—%	100.0%	92.5%	—%	7.5%	100.0%
Series F	100.0%	—%	—%	100.0%	—%	—%	—%	—%
Series G	100.0%	—%	—%	100.0%	—%	—%	—%	—%

(1)	1.1% of the ordinary income dividends for 2017 is "qualified dividend income."

(2)	Ordinary income dividends for 2016 do not constitute "qualified dividend income."

Stock Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be incorporated by reference into any filing by us under the Securities Act except as expressly set forth in such filing.

The following graph compares the cumulative total return on our Class A common shares from August 1, 2013 (the date that our Class A common shares commenced trading on the NYSE) to the NYSE closing price per share on December 31, 2017, with the cumulative total returns on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on August 1, 2013, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among American Homes 4 Rent, the S&P 500 Index and the MSCI US REIT Index
The following table provides the same information in tabular form:

Index	8/1/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
American Homes 4 Rent	$100.00	$104.17	$110.78	$109.72	$139.66	$146.71
S&P 500	$100.00	$109.30	$124.26	$125.98	$141.04	$171.83
MSCI U.S. REIT	$100.00	$95.96	$125.11	$128.26	$139.29	$146.36

Issuer Purchases of Equity Securities

On September 21, 2015, the Company announced that its board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding units. During the three months ended December 31, 2017, we did not repurchase any of our Class A common shares. As of December 31, 2017, we had a remaining repurchase authorization of $146.7 million under the program. This program was replaced in February 2018 when the Company's board of trustees approved a new share repurchase program with the same terms, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares.

ITEM 6.    SELECTED FINANCIAL DATA

American Homes 4 Rent

The following table presents selected historical consolidated financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected financial data below has been derived from the Company's consolidated financial statements, as adjusted for the impact of subsequent accounting changes requiring retrospective application, if any, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. The Company's selected financial data may not be indicative of future results.

	For the Years Ended December 31,
(Amounts in thousands, except share and per share data)	2017	2016	2015	2014	2013
Operating Data
Revenues:
Rents from single-family properties	$824,023	$757,603	$559,719	$376,385	$132,722
Fees from single-family properties	10,727	10,234	7,646	5,968	3,639
Tenant charge-backs	120,081	95,254	56,546	14,931	1,588
Other	5,568	15,798	6,665	1,590	1,083
Total revenues	960,399	878,889	630,576	398,874	139,032

Expenses:
Property operating expenses	355,074	317,310	232,976	140,640	54,039
Property management expenses	69,712	70,724	60,343	45,144	20,145
General and administrative expense	34,732	33,068	26,867	23,563	9,492
Advisory fees	—	—	—	—	6,352
Interest expense	112,620	130,847	89,413	19,881	370
Acquisition fees and costs expensed	4,623	11,443	19,577	22,386	4,799
Depreciation and amortization	297,290	298,677	242,848	165,516	70,987
Hurricane-related charges, net	7,963	—	—	—	—
Other	5,005	11,978	3,770	3,559	—
Total expenses	887,019	874,047	675,794	420,689	166,184

Gain on remeasurement of equity method investment	—	—	—	—	10,945
Gain on sale of single-family properties and other, net	6,826	14,569	—	—	—
Loss on early extinguishment of debt	(6,555)	(13,408)	—	—	—
Gain on conversion of Series E units	—	11,463	—	—	—
Remeasurement of Series E units	—	—	2,100	(5,119)	(2,057)
Remeasurement of participating preferred shares	2,841	(7,020)	(4,830)	(6,158)	(1,810)
Income (loss) from continuing operations	76,492	10,446	(47,948)	(33,092)	(20,074)
Income from discontinued operations	—	—	—	—	1,008
Net income (loss)	76,492	10,446	(47,948)	(33,092)	(19,066)

Noncontrolling interest	(4,507)	3,751	14,353	14,965	13,245
Dividends on preferred shares	60,718	40,237	22,276	18,928	1,160
Redemption of participating preferred shares	42,416	—	—	—	—
Conversion of preferred units	—	—	—	—	10,456

Net loss attributable to common shareholders	$(22,135)	$(33,542)	$(84,577)	$(66,985)	$(43,927)

Weighted-average common shares outstanding─basic and diluted	264,254,718	234,010,168	210,600,111	196,348,757	123,592,086

Net loss attributable per common share─basic and diluted:
Loss from continuing operations	$(0.08)	$(0.14)	$(0.40)	$(0.34)	$(0.37)
Income from discontinued operations	—	—	—	—	0.01
Net loss attributable to common shareholders per share─basic and diluted	$(0.08)	$(0.14)	$(0.40)	$(0.34)	$(0.36)

	As of December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data
Single-family properties, net	$8,064,980	$7,547,856	$6,289,938	$5,710,671	$3,861,422
Total assets	$8,608,768	$8,107,210	$6,751,219	$6,188,815	$4,224,144
Revolving credit facilities and term loan facility, net	$338,023	$321,735	$—	$207,000	$375,000
Asset-backed securitizations, net	$1,977,308	$2,442,863	$2,473,643	$1,480,854	$—
Exchangeable senior notes, net	$111,697	$108,148	$—	$—	$—
Secured note payable	$48,859	$49,828	$50,752	$51,644	$—
Total liabilities	$2,732,944	$3,169,590	$2,815,986	$2,019,221	$573,485
Total shareholders' equity	$5,149,629	$4,192,936	$3,259,345	$3,450,101	$2,934,944
Noncontrolling interest	$726,195	$744,684	$675,888	$719,493	$715,715
Total equity	$5,875,824	$4,937,620	$3,935,233	$4,169,594	$3,650,659

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2017	2016	2015	2014	2013
Other Data
Cash flows provided by (used for):
Operating activities	$385,961	$278,867	$212,307	$175,504	$42,602
Investing activities	$(837,479)	$(522,398)	$(861,800)	$(1,864,951)	$(2,369,371)
Financing activities	$384,100	$324,804	$632,476	$1,700,013	$2,104,990
Distributions declared per common share	$0.20	$0.20	$0.20	$0.20	$0.05
Distributions declared per Series A participating preferred share	$0.94	$1.25	$1.25	$1.25	$0.23
Distributions declared per Series B participating preferred share	$0.94	$1.25	$1.25	$1.29	$—
Distributions declared per Series C participating preferred share	$1.38	$1.38	$1.38	$0.91	$—
Distributions declared per Series D perpetual preferred share	$1.63	$0.98	$—	$—	$—
Distributions declared per Series E perpetual preferred share	$1.59	$0.80	$—	$—	$—
Distributions declared per Series F perpetual preferred share	$1.01	$—	$—	$—	$—
Distributions declared per Series G perpetual preferred share	$0.67	$—	$—	$—	$—

American Homes 4 Rent, L.P.

The following table presents selected historical consolidated financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected financial data below has been derived from the Operating Partnership's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Operating Partnership's consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. The Operating Partnership's selected financial data may not be indicative of future results.

	For the Years Ended December 31,
(Amounts in thousands, except unit and per unit data)	2017	2016	2015	2014	2013
Operating Data
Revenues:
Rents from single-family properties	$824,023	$757,603	$559,719	$376,385	$132,722
Fees from single-family properties	10,727	10,234	7,646	5,968	3,639
Tenant charge-backs	120,081	95,254	56,546	14,931	1,588
Other	5,568	15,798	6,665	1,590	1,083
Total revenues	960,399	878,889	630,576	398,874	139,032

Expenses:
Property operating expenses	355,074	317,310	232,976	140,640	54,039
Property management expenses	69,712	70,724	60,343	45,144	20,145
General and administrative expense	34,732	33,068	26,867	23,563	9,492
Advisory fees	—	—	—	—	6,352
Interest expense	112,620	130,847	89,413	19,881	370
Acquisition fees and costs expensed	4,623	11,443	19,577	22,386	4,799
Depreciation and amortization	297,290	298,677	242,848	165,516	70,987
Hurricane-related charges, net	7,963	—	—	—	—
Other	5,005	11,978	3,770	3,559	—
Total expenses	887,019	874,047	675,794	420,689	166,184

Gain on remeasurement of equity method investment	—	—	—	—	10,945
Gain on sale of single-family properties and other, net	6,826	14,569	—	—	—
Loss on early extinguishment of debt	(6,555)	(13,408)	—	—	—
Gain on conversion of Series E units	—	11,463	—	—	—
Remeasurement of Series E units	—	—	2,100	(5,119)	(2,057)
Remeasurement of participating preferred units	2,841	(7,020)	(4,830)	(6,158)	(1,810)
Income (loss) from continuing operations	76,492	10,446	(47,948)	(33,092)	(20,074)
Income from discontinued operations	—	—	—	—	1,008
Net income (loss)	76,492	10,446	(47,948)	(33,092)	(19,066)

Noncontrolling interest	141	(562)	(157)	(263)	(58)
Preferred distributions	60,718	40,237	22,276	18,928	1,160
Redemption of participating preferred units	42,416	—	—	—	—
Conversion of preferred units	—	—	—	—	10,456
Income allocated to Series C and D limited partners	—	10,730	20,212	19,855	15,996

Net loss attributable to common unitholders	$(26,783)	$(39,959)	$(90,279)	$(71,612)	$(46,620)

Weighted-average common units outstanding─basic and diluted	319,753,206	277,912,532	225,040,781	210,171,851	131,301,067

Net loss attributable per common unit─basic and diluted:
Loss from continuing operations	$(0.08)	$(0.14)	$(0.40)	$(0.34)	$(0.37)
Income from discontinued operations	—	—	—	—	0.01
Net loss attributable to common unitholders per unit─basic and diluted	$(0.08)	$(0.14)	$(0.40)	$(0.34)	$(0.36)

	As of December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data
Single-family properties, net	$8,064,980	$7,547,856	$6,289,938	$5,710,671	$3,861,422
Total assets	$8,608,768	$8,107,210	$6,747,126	$6,188,815	$4,224,144
Revolving credit facilities and term loan facility, net	$338,023	$321,735	$—	$207,000	$375,000
Asset-backed securitizations, net	$1,977,308	$2,442,863	$2,473,643	$1,480,854	$—
Exchangeable senior notes, net	$111,697	$108,148	$—	$—	$—
Secured note payable	$48,859	$49,828	$50,752	$51,644	$—
Total liabilities	$2,732,944	$3,169,590	$2,811,893	$2,019,221	$573,485
Total partners' capital	$5,877,173	$4,939,110	$3,935,931	$4,133,858	$3,612,169
Noncontrolling interest	$(1,349)	$(1,490)	$(698)	$35,736	$38,490
Total capital	$5,875,824	$4,937,620	$3,935,233	$4,169,594	$3,650,659

	For the Years Ended December 31,
(Amounts in thousands, except per unit data)	2017	2016	2015	2014	2013
Other Data
Cash flows provided by (used for):
Operating activities	$385,961	$278,867	$212,307	$149,838	$42,602
Investing activities	$(837,479)	$(522,398)	$(861,800)	$(1,864,951)	$(2,369,371)
Financing activities	$384,100	$324,804	$632,476	$1,725,679	$2,104,990
Distributions declared per common unit	$0.20	$0.20	$0.20	$0.20	$0.05
Distributions declared per Series A participating preferred unit	$0.94	$1.25	$1.25	$1.25	$0.23
Distributions declared per Series B participating preferred unit	$0.94	$1.25	$1.25	$1.29	$—
Distributions declared per Series C participating preferred unit	$1.38	$1.38	$1.38	$0.91	$—
Distributions declared per Series D perpetual preferred unit	$1.63	$0.98	$—	$—	$—
Distributions declared per Series E perpetual preferred unit	$1.59	$0.80	$—	$—	$—
Distributions declared per Series F perpetual preferred unit	$1.01	$—	$—	$—	$—
Distributions declared per Series G perpetual preferred unit	$0.67	$—	$—	$—	$—
Distributions declared per Series C convertible unit	$—	$0.07	$0.60	$0.60	$0.15
Distributions declared per Series D convertible unit	$—	$0.11	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2017, we owned 51,239 single-family properties in selected sub-markets of MSAs in 22 states, including 310 properties held for sale, of which 229 properties were former ARPI properties, compared to 48,422 single-family properties in 22 states, including 1,119 properties held for sale, as of December 31, 2016. As of December 31, 2017, we had commitments to acquire an additional 520 single-family properties for an aggregate purchase price of $128.1 million. As of December 31, 2017, 46,996, or 92.3%, of our total properties (excluding held for sale properties) were leased, compared to 44,798, or 94.7%, of our total properties (excluding held for sale properties) as of December 31, 2016. Our portfolio of single-family properties is internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of December 31, 2017:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Dallas-Fort Worth, TX	4,349	8.5%	$708.0	7.9%	$162,796	2,123	14.1	2014
Atlanta, GA	4,521	8.9%	763.3	8.5%	168,825	2,134	16.3	2014
Houston, TX	3,158	6.2%	507.0	5.7%	160,544	2,113	12.1	2014
Charlotte, NC	3,430	6.7%	636.6	7.1%	185,588	2,078	14.3	2015
Indianapolis, IN	2,897	5.7%	438.9	4.9%	151,488	1,933	15.3	2013
Phoenix, AZ	2,823	5.5%	462.1	5.2%	163,680	1,820	15.1	2014
Nashville, TN	2,604	5.1%	532.4	5.9%	204,460	2,113	13.5	2014
Greater Chicago area, IL and IN	2,033	4.0%	368.1	4.1%	181,063	1,896	16.3	2013
Cincinnati, OH	1,996	3.9%	345.5	3.9%	173,101	1,853	15.5	2013
Raleigh, NC	2,040	4.0%	370.5	4.1%	181,619	1,872	13.1	2014
All Other (2)	21,078	41.5%	3,836.5	42.7%	180,034	1,913	14.6	2014
Total / Average	50,929	100.0%	$8,968.9	100.0%	$176,106	1,976	14.6	2014

(1)	Excludes 310 held for sale properties as of December 31, 2017.

(2)	Represents 32 markets in 19 states.

The following table summarizes certain key leasing metrics as of December 31, 2017:

	Total Single-family Properties (1)
Market	Not Rent Ready (2)	Leased Percentage (3)	Avg. Occupied Days Percentage (4)	Avg. Monthly Realized Rent per property (5)	Avg. Original Lease Term (months) (3)	Avg. Remaining Lease Term (months) (3)	Avg. Blended Change in Rent (6)
Dallas-Fort Worth, TX	3	94.2%	93.0%	$1,662	11.8	6.2	4.5%
Atlanta, GA	165	91.2%	92.9%	1,450	12.0	6.3	5.5%
Houston, TX	1	92.0%	87.7%	1,587	12.3	6.0	1.0%
Charlotte, NC	73	87.6%	89.6%	1,513	12.2	6.7	3.8%
Indianapolis, IN	1	96.1%	94.1%	1,334	12.7	5.5	3.3%
Phoenix, AZ	51	95.6%	95.5%	1,261	12.1	6.4	6.4%
Nashville, TN	21	92.2%	91.9%	1,644	12.1	6.4	3.4%
Greater Chicago area, IL and IN	—	96.9%	94.9%	1,745	13.1	6.2	3.1%
Cincinnati, OH	—	95.6%	93.8%	1,501	12.5	5.8	3.2%
Raleigh, NC	37	90.8%	92.5%	1,453	11.9	6.1	3.5%
All Other (7)	628	91.4%	92.2%	1,525	12.1	6.4	3.8%
Total / Average	980	92.3%	92.3%	$1,519	12.2	6.3	3.8%

(1)	Leasing information excludes held for sale properties.

(2)	Includes properties under initial renovation and excludes vacant properties available for lease or in the turn process.

(3)	Leased percentage, average original lease term and average remaining lease term are reflected as of period end.

(4)	Represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.

(5)
For the year ended December 31, 2017, Average Monthly Realized Rent is calculated as rents from single-family properties divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the year, this is adjusted to reflect the number of days of ownership.

(6)
Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the year ended December 31, 2017, compared to the annual rent of the previously expired non-month-to-month lease for each property.

(7)	Represents 32 markets in 19 states.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Additionally, opportunities from new construction acquisition channels are impacted by the availability of undeveloped land assets and inventory of homes currently under construction or newly developed. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. During the year ended December 31, 2017, our total portfolio increased by 2,817 homes, including 2,639 homes acquired through broker acquisitions, 767 homes acquired through trustee acquisitions and 342 homes acquired through new construction acquisitions, of which 19 were developed through our internal construction program, offset by 931 homes sold or rescinded, of which 794 properties were former ARPI properties. During the fourth quarter of 2017, our total portfolio increased by 1,224 homes, including 1,136 homes acquired through broker acquisitions, 123 homes acquired through trustee acquisitions and 153 homes acquired through new construction acquisitions, of which 6 were developed through our internal construction program, offset by 188 homes sold or rescinded, of which 162 properties were former ARPI properties. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy.

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

Revenue

Our revenue is derived primarily from rents collected under lease agreements with tenants for our single-family properties. These include short-term leases that we enter into directly with our tenants, which typically have a term of one year. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to renovate and re-lease properties when tenants vacate. Additionally, our ability to collect revenues and related operating results are impacted by the credit worthiness and quality of our tenants. On average, our tenants have household incomes ranging from $60,000 to $120,000 and primarily consist of families with approximately two adults and one or more children.

In addition to rental revenues, we receive fees and other reimbursements, referred to as "tenant charge-backs," from our tenants, which are primarily designed to recover costs for certain items, such as utilities, damages and maintenance. In accordance with accounting policies generally accepted in the United States of America ("GAAP"), these fees and tenant charge-backs are presented gross in the consolidated statements of operations.

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. Based on our Same-Home population of properties, the increase in average monthly realized rent per property was 3.1% for both of the years ended December 31, 2017 and 2016, and we experienced turnover rates of 39.7% and 41.0% for the years ended December 31, 2017 and 2016, respectively.

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

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expenses, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. Also included in general and administrative expense is noncash share-based compensation expense related to corporate administrative employees.

Results of Operations

Net income totaled $76.5 million for the year ended December 31, 2017, compared to net income of $10.4 million for the year ended December 31, 2016. This improvement was primarily attributable to higher revenues and lower interest expense, partially offset by higher property operating expenses. Net income totaled $10.4 million for the year ended December 31, 2016, compared to a net loss of $47.9 million for the year ended December 31, 2015. This improvement was primarily attributable to higher revenues, a net gain on the sale of single-family properties and a gain on the conversion of Series E convertible units into Series D convertible units, partially offset by increases in property operating and depreciation expenses resulting from growth in our property count, a rise in interest expense due to higher outstanding borrowings and a loss on the early extinguishment of debt.

As we continue to grow our portfolio with a portion of our homes still recently acquired and/or renovated, we distinguish our portfolio of homes between Same-Home properties, Non-Same-Home and Other properties and Former ARPI properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison and if it has not been classified as held for sale or taken out of service as a result of a casualty loss, which allows the performance of these properties to be compared between periods. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated or newly constructed and then initially leased or available for rent for a period greater than 90 days. Properties acquired through a bulk purchase are considered stabilized, as an entire group, provided (1) we have owned them for an adequate period of time to allow for complete on-boarding to our operating platform, and (2) a substantial portion of the properties have experienced tenant turnover at least once under our ownership, providing the opportunity for renovations and improvements to meet our property standards. We classify a property as Former ARPI if it was acquired through the ARPI Merger and is not classified as held for sale as of the end of the current period. All other properties, including those classified as held for sale, are classified as Non-Same-Home and Other.

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

Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of shares or units, (3) gain or loss on early extinguishment of debt, (4) hurricane-related charges, net, (5) gain or loss on sales of single-family properties and other, (6) depreciation and amortization, (7) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (8) noncash share-based compensation expense, (9) interest expense, (10) general and administrative expense, (11) other expenses and (12) other revenues. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs. We further adjust Core NOI for our Same-Home portfolio by subtracting recurring capital expenditures to calculate Same-Home Core NOI After Capital Expenditures, which we believe provides useful information to investors because it more fully reflects our operating performance after the impact of all property-level expenditures, regardless of whether they are capitalized or expensed.

Core NOI and Same-Home Core NOI After Capital Expenditures should be considered only as supplements to net income or loss as a measure of our performance and should not be used as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Additionally, these metrics should not be used as substitutes for net income or loss or net cash flows from operating activities (as computed in accordance with GAAP).

Comparison of the Year Ended December 31, 2017, to the Year Ended December 31, 2016

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Former ARPI Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$632,170		$70,797		$121,056		$824,023
Fees from single-family properties	7,788		1,279		1,660		10,727
Bad debt expense	(5,549)		(737)		(1,042)		(7,328)
Core revenues	634,409		71,339		121,674		827,422

Property tax expense	112,476	17.7%	13,448	18.9%	21,730	17.9%	147,654	17.8%
HOA fees, net (2)	12,250	1.9%	1,502	2.1%	2,904	2.4%	16,656	2.0%
R&M and turnover costs, net (2)	46,284	7.4%	6,113	8.5%	8,196	6.7%	60,593	7.3%
Insurance	5,890	0.9%	921	1.3%	1,105	0.9%	7,916	1.0%
Property management expenses, net (3)	48,244	7.6%	5,412	7.6%	9,253	7.6%	62,909	7.6%
Core property operating expenses	225,144	35.5%	27,396	38.4%	43,188	35.5%	295,728	35.7%

Core NOI	$409,265	64.5%	$43,943	61.6%	$78,486	64.5%	$531,694	64.3%

	For the Year Ended December 31, 2016
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Former ARPI Properties (4)	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$613,533		$46,549		$97,521		$757,603
Fees from single-family properties	7,937		1,084		1,213		10,234
Bad debt expense	(5,275)		(851)		(843)		(6,969)
Core revenues	616,195		46,782		97,891		760,868

Property tax expense	110,028	17.9%	9,497	20.3%	17,350	17.7%	136,875	18.0%
HOA fees, net (2)	11,930	1.9%	931	2.0%	2,356	2.4%	15,217	2.0%
R&M and turnover costs, net (2)	46,429	7.5%	4,939	10.5%	8,225	8.5%	59,593	7.8%
Insurance	6,834	1.1%	760	1.6%	1,217	1.2%	8,811	1.2%
Property management expenses, net (3)	51,694	8.4%	3,914	8.4%	8,147	8.3%	63,755	8.4%
Core property operating expenses	226,915	36.8%	20,041	42.8%	37,295	38.1%	284,251	37.4%

Core NOI	$389,280	63.2%	$26,741	57.2%	$60,596	61.9%	$476,617	62.6%

(1)	Includes 36,645 properties that have been stabilized longer than 90 days prior to January 1, 2016.

(2)	Presented net of tenant charge-backs. In-house maintenance costs, which were previously presented separately, are included in repairs and maintenance ("R&M") and turnover costs, net.

(3)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

(4)	Former ARPI properties includes the operating activity of properties acquired through the ARPI Merger from the acquisition date of February 29, 2016, through December 31, 2016.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the years ended December 31, 2017 and 2016 (amounts in thousands):

	For the Years Ended December 31,
	2017	2016
Core revenues
Total revenues	$960,399	$878,889
Tenant charge-backs	(120,081)	(95,254)
Bad debt expense	(7,328)	(6,969)
Other revenues	(5,568)	(15,798)
Core revenues	$827,422	$760,868

Core property operating expenses
Property operating expenses	$355,074	$317,310
Property management expenses	69,712	70,724
Noncash share-based compensation - property management	(1,649)	(1,560)
Expenses reimbursed by tenant charge-backs	(120,081)	(95,254)
Bad debt expense	(7,328)	(6,969)
Core property operating expenses	$295,728	$284,251

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income	$76,492	$10,446
Remeasurement of participating preferred shares	(2,841)	7,020
Gain on conversion of Series E units	—	(11,463)
Loss on early extinguishment of debt	6,555	13,408
Hurricane-related charges, net	7,963	—
Gain on sale of single-family properties and other, net	(6,826)	(14,569)
Depreciation and amortization	297,290	298,677
Acquisition fees and costs expensed	4,623	11,443
Noncash share-based compensation - property management	1,649	1,560
Interest expense	112,620	130,847
General and administrative expense	34,732	33,068
Other expenses	5,005	11,978
Other revenues	(5,568)	(15,798)
Tenant charge-backs	120,081	95,254
Expenses reimbursed by tenant charge-backs	(120,081)	(95,254)
Bad debt expense excluded from operating expenses	7,328	6,969
Bad debt expense included in revenues	(7,328)	(6,969)
Core NOI	531,694	476,617
Less: Non-Same-Home Core NOI	122,429	87,337
Same-Home Core NOI	409,265	389,280
Less: Same-Home recurring capital expenditures	25,150	27,572
Same-Home Core NOI After Capital Expenditures	$384,115	$361,708
Core Revenues from Same-Home Properties
Core revenues from Same-Home properties for the year ended December 31, 2017, increased $18.2 million, or 3.0%, to $634.4 million from $616.2 million for the year ended December 31, 2016. This rise was primarily attributable to higher average monthly realized rental rates, which increased to $1,521 per month for the year ended December 31, 2017, compared to $1,475 per month for the year ended December 31, 2016.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the year ended December 31, 2017, decreased $1.8 million, or 0.8%, to $225.1 million from $226.9 million for the year ended December 31, 2016. Same-Home core property operating expenses as a percentage of total Same-

Home core revenues decreased to 35.5% for the year ended December 31, 2017, from 36.8% for the year ended December 31, 2016. This improvement was primarily attributable to lower property management expenses, net of tenant charge-backs, as well as to higher core revenues from Same-Home properties.

General and Administrative Expense

For the years ended December 31, 2017 and 2016, general and administrative expense, which primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions, was $34.7 million and $33.1 million, respectively, which included $2.6 million and $2.1 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to a rise in share-based compensation expense, nonrecurring rating agency fees incurred during 2017 associated with the Company receiving inaugural investment grade corporate ratings, higher nonrecurring legal costs related to our outstanding securitizations and increased technology costs, partially offset by lower state taxes.

Interest Expense

Interest expense was $112.6 million and $130.8 million for the years ended December 31, 2017 and 2016, respectively. This decrease was primarily due to the payoff of the ARP 2014-SFR1 asset-backed securitization in the third quarter of 2016, the payoff of the AH4R 2014-SFR1 asset-backed securitization in the second quarter of 2017 and increased capitalized interest related to a rise in homes under renovation as a result of increased acquisitions.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the year ended December 31, 2017, acquisition fees and costs expensed totaled $4.6 million, including $4.3 million of costs associated with purchases of single-family properties and $0.3 million of other acquisition fees and costs expensed. For the year ended December 31, 2016, acquisition fees and costs expensed totaled $11.4 million, including $5.8 million of transaction costs related to the ARPI Merger, $3.3 million of costs associated with purchases of single-family properties and $2.3 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $297.3 million and $298.7 million for the years ended December 31, 2017 and 2016, respectively. This slight decrease was attributable to lower amortization related to in-place leases, partially offset by an increase in depreciation expense related to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $5.6 million for the year ended December 31, 2017, which included $1.6 million of equity in income from unconsolidated joint ventures, $1.3 million of management fee income related to a joint venture and $2.7 million of other income. Other revenues totaled $15.8 million for the year ended December 31, 2016, which included $12.4 million of income and gain related to the liquidation of residential mortgage assets, $0.9 million of equity in income from unconsolidated joint ventures and $2.5 million of other income.

Other Expenses

Other expenses totaled $5.0 million for the year ended December 31, 2017, which included $4.7 million related to impairments on properties held for sale and $1.0 million of expenses related to a joint venture, partially offset by a $0.7 million net recovery of previously accrued expenses. Other expenses totaled $12.0 million for the year ended December 31, 2016, which included $6.7 million of expenses related to the liquidation of residential mortgage assets, $5.0 million related to impairments on properties held for sale and $0.3 million of other expenses.

Hurricane-Related Charges, net

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 125 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2017, the Company recognized an $11.0 million impairment charge to write down the net book values of the impacted properties, of which we believe it is probable that we will recover an estimated $8.9 million through insurance claims, and accrued $5.9 million of additional repair, remediation and other costs. The $8.0 million of net charges were included in hurricane-related charges, net within the consolidated statement of operations for the year ended December 31, 2017, of which $3.6 million related to homes in the current Same-Home portfolio. The previously reported Same-Home portfolio was revised in the third quarter of 2017 to exclude approximately 100 homes that sustained major damages.

Comparison of the Year Ended December 31, 2016, to the Year Ended December 31, 2015

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties and total properties for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31, 2016
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties (4)	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$424,547		$234,304		$98,752		$757,603
Fees from single-family properties	5,398		3,607		1,229		10,234
Bad debt expense	(3,585)		(2,528)		(856)		(6,969)
Core revenues	426,360		235,383		99,125		760,868

Property tax expense	77,825	18.3%	41,430	17.6%	17,620	17.8%	136,875	18.0%
HOA fees, net (2)	8,160	1.9%	4,678	2.0%	2,379	2.4%	15,217	2.0%
R&M and turnover costs, net (2)	34,033	7.9%	17,203	7.3%	8,357	8.4%	59,593	7.8%
Insurance	4,569	1.1%	2,998	1.3%	1,244	1.3%	8,811	1.2%
Property management expenses, net (3)	35,726	8.4%	19,795	8.4%	8,234	8.3%	63,755	8.4%
Core property operating expenses	160,313	37.6%	86,104	36.6%	37,834	38.2%	284,251	37.4%

Core NOI	$266,047	62.4%	$149,279	63.4%	$61,291	61.8%	$476,617	62.6%

	For the Year Ended December 31, 2015
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Former ARPI Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$403,252		$156,467		$—		$559,719
Fees from single-family properties	4,909		2,737		—		7,646
Bad debt expense	(4,333)		(1,644)		—		(5,977)
Core revenues	403,828		157,560		—		561,388

Property tax expense	72,496	18.0%	28,996	18.4%	—	—	101,492	18.1%
HOA fees, net (2)	8,354	2.1%	3,644	2.3%	—	—	11,998	2.1%
R&M and turnover costs, net (2)	37,663	9.3%	11,054	7.1%	—	—	48,717	8.7%
Insurance	5,344	1.3%	2,395	1.5%	—	—	7,739	1.4%
Property management expenses, net (3)	34,843	8.6%	13,595	8.6%	—	—	48,438	8.6%
Core property operating expenses	158,700	39.3%	59,684	37.9%	—	—	218,384	38.9%

Core NOI	$245,128	60.7%	$97,876	62.1%	$—	—	$343,004	61.1%

(1)	Includes 25,270 properties that have been stabilized longer than 90 days prior to January 1, 2015.

(2)	Presented net of tenant charge-backs. In-house maintenance costs, which were previously presented separately, are included in R&M and turnover costs, net.

(3)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

(4)	Former ARPI properties includes the operating activity of properties acquired through the ARPI Merger from the acquisition date of February 29, 2016, through December 31, 2016.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the years ended December 31, 2016 and 2015 (amounts in thousands):

	For the Years Ended December 31,
	2016	2015
Core revenues
Total revenues	$878,889	$630,576
Tenant charge-backs	(95,254)	(56,546)
Bad debt expense	(6,969)	(5,977)
Other revenues	(15,798)	(6,665)
Core revenues	$760,868	$561,388

Core property operating expenses
Property operating expenses	$317,310	$232,976
Property operating expenses for vacant single-family properties (1)	—	(11,248)
Property management expenses	70,724	60,343
Noncash share-based compensation - property management	(1,560)	(1,164)
Expenses reimbursed by tenant charge-backs	(95,254)	(56,546)
Bad debt expense	(6,969)	(5,977)
Core property operating expenses	$284,251	$218,384

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income (loss)	$10,446	$(47,948)
Remeasurement of participating preferred shares	7,020	4,830
Remeasurement of Series E units	—	(2,100)
Gain on conversion of Series E units	(11,463)	—
Loss on early extinguishment of debt	13,408	—
Gain on sale of single-family properties and other, net	(14,569)	—
Depreciation and amortization	298,677	242,848
Acquisition fees and costs expensed	11,443	19,577
Noncash share-based compensation - property management	1,560	1,164
Interest expense	130,847	89,413
General and administrative expense	33,068	26,867
Property operating expenses for vacant single-family properties (1)	—	11,248
Other expenses	11,978	3,770
Other revenues	(15,798)	(6,665)
Tenant charge-backs	95,254	56,546
Expenses reimbursed by tenant charge-backs	(95,254)	(56,546)
Bad debt expense excluded from operating expenses	6,969	5,977
Bad debt expense included in revenues	(6,969)	(5,977)
Core NOI	476,617	343,004
Less: Non-Same-Home Core NOI	210,570	97,876
Same-Home Core NOI	266,047	245,128
Less: Same-Home recurring capital expenditures	17,347	22,756
Same-Home Core NOI After Capital Expenditures	$248,700	$222,372

(1)	Beginning January 1, 2016, property operating expenses for vacant single-family properties have been included in property operating expenses in the consolidated statements of operations.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the year ended December 31, 2016, increased $22.6 million, or 5.6%, to $426.4 million from $403.8 million for the year ended December 31, 2015. This rise was primarily attributable to higher average monthly realized rental rates, which increased to $1,482 per month for the year ended December 31, 2016, compared to $1,437 per month for the year ended December 31, 2015, and to higher average occupied days percentage, which increased to 94.5% for the year ended December 31, 2016, from 92.5% for the same period in 2015.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs. Core property operating expenses from Same-Home properties for the year ended December 31, 2016, increased $1.6 million, or 1.0%, to $160.3 million from $158.7 million for the year ended December 31, 2015. Same-Home core property operating expenses as a percentage of total Same-Home core revenues decreased to 37.6% for the year ended December 31, 2016, from 39.3% for the year ended December 31, 2015. This improvement was primarily attributable to lower maintenance and turnover costs, net of tenant charge-backs, as well as to higher core revenues from Same-Home properties, partially offset by higher property taxes.

General and Administrative Expense

For the years ended December 31, 2016 and 2015, general and administrative expense, which primarily consists of payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions, was $33.1 million and $26.9 million, respectively, which included $2.1 million and $1.9 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The rise in general and administrative expense was primarily related to increases in state taxes and software costs, as well as growth in our portfolio.

Interest Expense

Interest expense was $130.8 million and $89.4 million for the years ended December 31, 2016 and 2015, respectively. This increase was primarily due to a rise in average aggregate net borrowings throughout the year, which totaled $2.9 billion at December 31, 2016, from $2.5 billion at December 31, 2015.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the year ended December 31, 2016, acquisition fees and costs expensed totaled $11.4 million, including $5.8 million of transaction costs related to the ARPI Merger, $3.3 million of costs associated with purchases of single-family properties and $2.3 million of other acquisition fees and costs expensed. For the year ended December 31, 2015, acquisition fees and costs expensed totaled $19.6 million, including $17.0 million of costs associated with purchases of single-family properties and $2.6 million of transaction costs related to the ARPI merger, portfolio and bulk transactions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset's estimated economic useful life. Depreciation and amortization expense was $298.7 million and $242.8 million for the years ended December 31, 2016 and 2015, respectively. This increase was attributable to growth in our average number of depreciable properties, as well as higher amortization related to in-place leases.

Other Revenues

Other revenues totaled $15.8 million for the year ended December 31, 2016, which included $12.4 million of income and gain related to the liquidation of residential mortgage assets, $0.9 million of equity in income from unconsolidated joint ventures and $2.5 million of other income. Other revenues totaled $6.7 million for the year ended December 31, 2015, which included $5.3 million of income and gain related to residential mortgage assets and $2.0 million of other income, partially offset by $0.6 million of equity in loss from unconsolidated joint ventures.

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

Liquidity and Capital Resources

Our liquidity and capital resources as of December 31, 2017, included cash and cash equivalents of $46.2 million. Additionally, as of December 31, 2017, there was $140.0 million of outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million, and $200.0 million was outstanding under our term loan facility, which provides for maximum borrowings of up to $200.0 million. From January 1, 2018, through February 23, 2018, the Company borrowed an additional $100.0 million and paid down $240.0 million under our revolving credit facility, resulting in no outstanding borrowings under our revolving credit facility and $200.0 million of outstanding borrowings under our term loan facility as of February 23, 2018.

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions to our shareholders and OP unitholders, including AH4R, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. Our liquidity requirements consist primarily of funds necessary to pay for the acquisition, renovation, maintenance and development of our properties, HOA fees (as applicable), real estate taxes, non-recurring capital expenditures, interest and principal payments on our indebtedness, general and administrative expenses, payment of quarterly dividends on our preferred shares and units, and payment of distributions to our common shareholders and unitholders.

We seek to satisfy our liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), asset-backed securitizations, property dispositions and joint venture transactions. We have financed our operations and acquisitions to date through the issuance of equity securities, borrowings under our credit facilities, asset-backed securitizations and unsecured senior notes. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income, net of operating expenses and recurring capital expenditures, will generally provide cash flow sufficient to fund our operations and dividend distributions. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives.

Cash Flows

The following table summarizes the Company's and the Operating Partnership's cash flows for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$385,961	$278,867	$212,307
Net cash used for investing activities	(837,479)	(522,398)	(861,800)
Net cash provided by financing activities	384,100	324,804	632,476
Net (decrease) increase in cash, cash equivalents and restricted cash	$(67,418)	$81,273	$(17,017)

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses.

During 2017, net cash provided by operating activities was $386.0 million, which included cash from operations of $400.7 million, partially offset by outflows of $14.7 million from other changes in operating assets and liabilities. Net cash used for investing activities was $837.5 million, which primarily consisted of cash outflows of $793.6 million related to the acquisition of properties, $55.0 million of purchases of other productive assets, $47.9 million of initial renovation costs to prepare our properties for rental and $37.5 million of recurring and other capital expenditures for single-family properties, partially offset by cash inflows of $87.1 million of net proceeds received from sales of single-family properties. Initial renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $384.1 million, which primarily consisted of cash inflows including $684.1 million in net proceeds from issuances of Class A common shares, $260.8 million of net proceeds from issuances of perpetual preferred shares and $15.0 million of net borrowings against our revolving credit facility and term loan facility, partially offset by cash outflows of $477.9 million for payments on our asset-backed securitizations and $93.4 million for distributions. The net decrease in cash, cash equivalents and restricted cash during 2017 was $67.4 million.

During 2016, net cash provided by operating activities was $278.9 million, which included cash from operations of $325.2 million, partially offset by outflows of $46.3 million from other changes in operating assets and liabilities. Net cash used for investing activities was $522.4 million, which primarily consisted of cash outflows of $350.0 million related to the payoff of the credit facility in connection with the ARPI Merger, $253.2 million related to the acquisition of properties, $39.9 million of initial renovation costs to prepare our properties for rental, $27.8 million of recurring and other capital expenditures for single-family properties and $27.1 million for the purchase of commercial real estate, partially offset by cash inflows of $88.6 million of net proceeds received from sales of single-family properties and $47.2 million of net proceeds received from sales of non-performing loans. Net cash provided by financing activities was $324.8 million, which primarily consisted of cash inflows including $482.8 million of net proceeds from issuances of perpetual preferred shares, $325.0 million of net borrowings against our revolving credit facilities and term loan facility and $102.6 million in net proceeds from issuances of Class A common shares, partially offset by cash outflows of $381.1 million for payments on our asset-backed securitizations, $99.8 million for distributions and $96.1 million for repurchases of our Class A common shares. The net increase in cash, cash equivalents and restricted cash during 2016 was $81.3 million.

During 2015, net cash provided by operating activities was $212.3 million, which included cash from operations of $215.6 million, partially offset by outflows of $3.3 million from other changes in operating assets and liabilities. Net cash used for investing activities was $861.8 million, which primarily consisted of cash outflows of $610.1 million related to the acquisition of properties and $147.6 million of initial renovation costs to prepare our properties for rental. Net cash provided by financing activities was $632.5 million, which primarily consisted of cash inflows of $1.0 billion in proceeds from our securitization transactions, partially offset by cash outflows of $207.0 million of net repayments of borrowings under our revolving credit facility, $88.0 million for distributions and $57.4 million of Class A common share repurchases. The net decrease in cash, cash equivalents and restricted cash during 2015 was $17.0 million.

Share / Unit Issuances and Redemptions

On October 3, 2017, the Company redeemed all 5,060,000 shares of the outstanding 5.0% Series A participating preferred shares and all 4,400,000 shares of the outstanding 5.0% Series B participating preferred shares through a conversion of those participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 12,398,276 total Class A common shares issued from the conversion, based on a conversion ratio of 1.3106 Class A common shares issued per Series A and B participating preferred share. The Operating Partnership also redeemed its corresponding Series A and B participating preferred units through a conversion into Class A units on October 3, 2017. As a result of the redemption, the Company recorded a $42.4 million allocation of income to the Series A and B participating preferred shareholders during the year ended December 31, 2017, which represents the initial liquidation value of the Series A and B participating preferred shares in excess of the original equity carrying value of the Series A and B participating preferred shares as of the redemption date. The original equity carrying value of the Series A and B participating preferred shares was net of the initial bifurcated home price appreciation derivative liability and offering costs.

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

During the second quarter of 2016, the Company issued 9,200,000 6.35% Series E perpetual preferred shares in an underwritten public offering, raising gross proceeds of $230.0 million before offering costs of $7.5 million. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

Also during the second quarter of 2016, the Company issued 10,750,000 6.5% Series D perpetual preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $268.8 million before offering costs of $8.5 million. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

During the first quarter of 2016, the Company issued 36,546,170 Class A common shares, $0.01 par value per share, in connection with the ARPI Merger. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the transaction consideration. During the first quarter of 2016, the Operating Partnership also issued 1,343,843 Class A units to certain former ARPI employees in connection with the ARPI Merger (see Note 10).

At-the-Market Common Share Offering Program

In November 2016, the Company established an at-the-market common share offering program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million (the "Original At-the-Market Program"). During the year ended December 31, 2017, the Company issued and sold 2.0 million Class A common shares under the Original At-the-Market Program for gross proceeds of $46.2 million, or $22.74 per share, and net proceeds of $45.6 million, after commissions and other expenses of approximately $0.6 million. During the year ended December 31, 2016, the Company issued and sold 4.9 million Class A common shares under the Original At-the-Market Program for gross proceeds of $104.0 million, or $21.13 per share, and net proceeds of $102.8 million, after commissions and other expenses of approximately $1.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced in August 2017 with an at-the-market common share offering program with a $500.0 million capacity with the same terms (the "At-the-Market Program"). As of December 31, 2017, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances (see Note 8).

Share Repurchase Program

In September 2015, the Company announced that its board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the year ended December 31, 2017, we did not repurchase or retire any of our Class A common shares. During the year ended December 31, 2016, we repurchased and retired 6.2 million of our Class A common shares, on a settlement date basis, in accordance with the program at a weighted-average price of $15.44 per share and a total price of $96.0 million. As of December 31, 2017, we had a remaining repurchase authorization of $146.7 million under the program (see Note 8). This program was replaced in February 2018 when the Company's board of trustees approved a new share repurchase program with the same terms, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares.

Distributions

To qualify as a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. During the year ended December 31, 2017, the Company's board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $0.94 per share on our 5.0% Series A participating preferred shares (prior to their conversion to Class A common shares on October 3, 2017), $0.94 per share on our 5.0% Series B participating preferred shares (prior to their conversion to Class A common shares on October 3, 2017), $1.38 per share on our 5.5% Series C participating preferred shares, $1.63 per share on our 6.5% Series D perpetual preferred shares, $1.59 per share on our 6.35% Series E perpetual preferred shares, $1.01 per share on our 5.875% Series F perpetual preferred shares and $0.67 per share on our 5.875% Series G perpetual preferred shares. During the year ended December 31, 2016, the Company's board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.25 per share on our 5.0% Series B participating preferred shares, $1.38 per share on our 5.5% Series C participating preferred shares, $0.98 per share on our 6.5% Series D perpetual preferred shares, $0.80 per share on our 6.35% Series E perpetual preferred shares, $0.07 per unit on our Series C convertible units (prior to their conversion to Class A units on February 28, 2016) and $0.11 per unit on our Series D convertible units (prior to their conversion to Class A units on September 30, 2016). During the year ended December 31, 2015, the Company's board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.25 per share on our 5.0% Series B participating preferred shares, $1.38 per share on our 5.5% Series C participating preferred shares and $0.60 per unit on our Series C convertible units. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

Early Extinguishment of Debt

During the years ended December 31, 2017 and 2016, the Company recognized charges related to early extinguishment of debt that totaled $6.6 million and $13.4 million, respectively (see Note 6). There was no early extinguishment of debt during the year ended December 31, 2015.

Unsecured Senior Notes

In February 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2018. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before estimated offering costs of $1.5 million. The Operating Partnership intends to use the net proceeds from this issuance for general corporate purposes, including, without limitation, acquisition of properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the Indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes have been initially guaranteed by American Residential Properties OP, L.P., (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Operating Partnership, but such guarantee will be automatically released at the time that the Guarantor Subsidiary no longer guarantees our credit facility. Including the effect of a cash flow hedging instrument settled in February 2018 (see Note 14), the 2028 Notes yield an effective interest rate of 4.08%.

Credit Facilities

During 2016, the Company entered into a $1.0 billion credit agreement, which was subsequently amended in June 2017. The amendment expanded our borrowing capacity on the revolving credit facility to $800.0 million and reduced the term loan facility to $200.0 million. The amendment also lowered our cost of borrowing and provides a more flexible borrowing structure. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. Borrowings under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%. In each case, the actual margin is determined based on the Company's credit ratings in effect from time to time. Based on current corporate ratings for LIBOR-based borrowings as of December 31, 2017, the revolving credit facility bears interest at 1-month LIBOR plus 1.20%, and the term loan facility bears interest at 1-month LIBOR plus 1.35%. The revolving credit facility matures on June 30, 2021, with two six-month extension options at the Company's election upon payment of an extension fee, and the term loan facility matures on June 30, 2022. The credit agreement requires that we maintain certain financial covenants. As of December 31, 2017, the Company had $140.0 million of outstanding borrowings against the revolving credit facility, $200.0 million of outstanding borrowings against the term loan facility and was in compliance with all loan covenants (see Note 6).

Asset-backed Securitizations

General Terms

As of December 31, 2017, the Company has completed multiple asset-backed securitizations, all of which have certain general characteristics in common. The asset-backed securitization transactions resulted in newly-formed special purpose entities (the “Borrowers”), which entered into loans with third-party lenders. The Borrowers are each wholly owned by respective special purpose entities (the “Equity Owners”), which are wholly owned by the Operating Partnership. The loans were represented by promissory notes that were immediately transferred by the third-party lenders to subsidiaries of the Company and then to REMIC trusts in exchange for single-family rental pass-through certificates representing all the beneficial ownership interests in the respective loans and trusts. Upon receipt of the certificates, the subsidiaries sold the certificates to investors. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest. The loans require monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount of the loans.

The loans are secured by first priority mortgages on pools of single-family residential properties transferred to the Borrowers from the Company’s portfolio of properties. The Borrowers’ homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties.

During the duration of the loans, the Borrowers’ properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the Borrowers becomes a disqualified property under the terms of the loan, and the Borrowers are limited in their ability to incur any additional indebtedness. The loans are also secured by a security interest in all of the Borrowers’ personal property and a pledge of all of the assets of the Equity Owners, including a security interest in their membership interests in the Borrowers. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loans and all other obligations under the loan agreements in the event of insolvency or bankruptcy proceedings.

The Company has accounted for the transfers of the notes from its subsidiaries to the trusts as sales under Accounting Standards Codification ("ASC") 860, Transfers and Servicing, with no resulting gain or loss as the notes were both originated by the third party lenders and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trusts. Accordingly, the Company consolidates, at historical cost basis, the homes placed as collateral for the notes, and the principal balances outstanding on the notes are included in asset-backed securitizations, net within the consolidated balance sheets.

The loan agreements provide that the Borrowers maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreements define the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the 12-month period following the date of determination. As of December 31, 2017 and 2016, the Company was in compliance with all covenants under the loan agreements.

AH4R 2014-SFR1 Securitization

The AH4R 2014-SFR1 securitization, which was completed in May 2014, was a two-year, floating rate loan for $481.0 million, comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. In addition, the Company entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. The loan had three, 12-month extensions at the Borrower's option, resulting in a fully extended maturity date of June 9, 2019. The loan was originally secured by first priority mortgages on a pool of 3,852 single-family residential properties. Gross proceeds from the transaction were $481.0 million, before issuance costs of $14.9 million, and were used to pay down the outstanding balance on the credit facility. During the second quarter of 2017, the Company paid off the AH4R 2014-SFR1 asset-backed securitization in full.

AH4R 2014-SFR2 Securitization

The AH4R 2014-SFR2 securitization, which was completed in September 2014, is a fixed-rate loan for $513.3 million with a 10-year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%. The loan was originally secured by first priority mortgages on a portfolio of 4,487 single-family residential properties. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. The Company has evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the Company with any ability to direct activities that could impact the trust's economic performance. The Company does not consolidate the trust and the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the Company's consolidated balance sheets and as amounts due from affiliates in the Operating Partnership's consolidated balance sheets. Gross proceeds to the Company from the transaction, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

AH4R 2014-SFR3 Securitization

The AH4R 2014-SFR3 securitization, which was completed in November 2014, is a fixed-rate loan for $528.4 million with a 10-year term, maturity date of December 9, 2024, and a duration-adjusted weighted-average interest rate of 4.40%. The loan was originally secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the Borrower. Gross proceeds from the transaction were $528.4 million, before issuance costs of $12.9 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

AH4R 2015-SFR1 Securitization

The AH4R 2015-SFR1 securitization, which was completed in March 2015, is a fixed-rate loan for $552.8 million with a 30-year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%. The loan was originally secured by first priority mortgages on a pool of 4,661 single-family residential properties owned by the Borrower and has an anticipated repayment date of April 9, 2025. Gross proceeds from the transaction were $552.8 million, before issuance costs of $13.3 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

AH4R 2015-SFR2 Securitization

The AH4R 2015-SFR2 securitization, which was completed in September 2015, is a fixed-rate loan for $477.7 million with a 30-year term, maturity date of October 9, 2045, and a duration-adjusted weighted-average interest rate of 4.36%. The loan was originally secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the Borrower and has an anticipated repayment date of October 9, 2025. Gross proceeds from the transaction were $477.7 million, before issuance costs of $11.3 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

Exchangeable Senior Notes, Net

In connection with the ARPI Merger on February 29, 2016 (see Note 10), the Company assumed $115.0 million of 3.25% exchangeable senior notes due November 15, 2018. The exchangeable senior notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Interest is payable in arrears on May 15 and November 15 of each year, which began on May 15, 2016, until the maturity date. The Operating Partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by a subsidiary of the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, the Company's Class A common shares or a combination of cash and the Company's Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. Settlements for cash will be paid for by the Operating Partnership, while settlements for the Company's Class A common shares will be issued by AH4R with the Operating Partnership issuing an equivalent number of Class A units to AH4R. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to the Company's shares resulting from the ARPI Merger. The current exchange rate as of December 31, 2017, was 55.2716 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on the Company's Class A common share price and distributions to common shareholders. The exchangeable senior notes will be exchangeable for the Company's common shares based on certain triggering events (see Note 6).

The fair value of the exchangeable senior notes, which was calculated using a binomial lattice model at the time of assumption, was $112.3 million, representing the $115.0 million face value less a discount of $2.7 million, which is being amortized using the effective interest method over the term of the notes. The amount recorded to exchangeable senior notes, net at the time of assumption was $105.3 million, which represents the fair value of $112.3 million, less the fair value of the exchange settlement feature of the notes of $7.0 million, which was calculated using a straight-debt rate of 6.7% at the time of assumption. The fair value of the exchange settlement feature is being amortized using the effective interest method over the term of the notes.

As of December 31, 2017, the exchangeable senior notes had a balance of $111.7 million in the consolidated balance sheets, which was net of an unamortized discount of $0.9 million and $2.4 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the Company's consolidated balance sheets and was included in general partner's common capital within the Operating Partnership's consolidated balance sheets.

Secured Note Payable

In December 2014, as part of the Company's bulk portfolio acquisition of 914 homes, (the "Ellington Portfolio Acquisition"), the Company assumed a $51.6 million secured note payable, which is secured by a first priority mortgage on 583 of the acquired homes, bears interest at 4.06%, matures on July 1, 2019, and contains certain required covenants, including a minimum debt service coverage ratio of 1.47 to 1.00. As of December 31, 2017 and 2016, the secured note payable had a balance of $48.9 million and $49.8 million, respectively, in the consolidated balance sheets.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

Contractual obligations as of December 31, 2017, consisted of the following (in thousands):

		Payments by Period
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Revolving credit facility (1)	$140,000	$—	$—	$140,000	$—
Term loan facility (2)	200,000	—	—	200,000	—
Asset-backed securitizations (3)	2,013,357	20,714	41,428	41,428	1,909,787
Exchangeable senior notes (4)	115,000	115,000	—	—	—
Secured note payable	48,859	1,009	47,850	—	—
Operating lease obligations	3,893	1,113	1,785	940	55
Purchase obligations (5)	152,087	152,087	—	—	—
Total	$2,673,196	$289,923	$91,063	$382,368	$1,909,842

(1)	Represents outstanding borrowings against the revolving credit facility, which excludes $8.8 million of unamortized deferred financing costs.

(2)	Represents outstanding borrowings against the term loan facility, which excludes $2.0 million of unamortized deferred financing costs.

(3)	Represents the aggregate outstanding principal amounts on the asset-backed securitizations, which excludes $36.0 million of unamortized deferred financing costs.

(4)	Represents the face amount of the exchangeable senior notes, which excludes a $0.9 million unamortized discount and the $2.4 million equity component of the exchangeable senior notes.

(5)	Represents commitments to acquire 520 single-family properties for an aggregate purchase price of $128.1 million, as well as $24.0 million in land purchase commitments.

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

Consolidation

The consolidated financial statements of the Company include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with ASC 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest within the consolidated financial statements.

Investments in Real Estate

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company generally engages a third-party valuation specialist to assist management in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No material impairments on operating properties have been recorded since the inception of the Company, except for certain properties in our Houston, Florida and Southeast markets that were impacted by the hurricanes in the third quarter of 2017 (see Note 3).

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company's management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, industry and market conditions, macroeconomic conditions, and other relevant entity specific events. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. No goodwill impairment was recorded during the years ended December 31, 2017, 2016 and 2015. Prior to our adoption of Accounting Standards Updated ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the Company allocated a portion of goodwill to the carrying values of our leased properties sold, calculated as the sales price of the leased property over the fair value of the Company's total portfolio of single-family properties, which resulted in a reduction to the gain on sale of the property. The amount of goodwill allocated to leased properties sold during the year ended December 31, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of December 31, 2017 and 2016.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rent and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company's credit facilities, secured note payable, exchangeable senior notes and asset-backed securitizations are also financial instruments whose fair values were estimated based on market quotes for comparable instruments or discounted cash flow analysis based on timing of future cash flows, market rates and credit spreads. The Company's participating preferred shares derivative liability and treasury lock are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements.

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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax and state income tax (including any applicable alternative minimum tax for the taxable years beginning before December 31, 2017) on our taxable income at regular corporate tax rates, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our taxable REIT subsidiaries ("TRS") will be subject to federal, state and local taxes on their income at regular corporate rates. The tax years from 2013 through 2017 remain open to examination by the taxing jurisdictions to which the Company is subject.

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2017, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

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

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) noncash interest expense related to acquired debt, (4) hurricane-related charges, net, (5) gain or loss on early extinguishment of debt, (6) noncash gain or loss on redemption or conversion of shares or units and (7) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value.

Adjusted FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting Core FFO attributable to common share and unit holders for (1) recurring capital expenditures that are necessary to help preserve the value and maintain functionality of our properties and (2) actual leasing costs incurred during the period. As a portion of our homes are recently acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized and held for sale properties.

We present FFO attributable to common share and unit holders because we consider this metric to be an important measure of the performance of real estate companies, as do many investors and analysts in evaluating the Company. We believe that FFO attributable to common share and unit holders provides useful information to investors because this metric excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time. We believe that real estate values fluctuate due to market conditions and in response to inflation.

We also believe that Core FFO and Adjusted FFO attributable to common share and unit holders provide useful information to investors because they allow investors to compare our operating performance to prior reporting periods without the effect of certain items that, by nature, are not comparable from period to period.

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

The following is a reconciliation of the Company's net income or loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Net loss attributable to common shareholders	$(22,135)	$(33,542)	$(84,577)
Adjustments:
Noncontrolling interests in the Operating Partnership	(4,648)	4,313	14,510
Net gain on sale / impairment of single-family properties and other	(2,146)	(9,599)	—
Depreciation and amortization	297,290	298,677	242,848
Less: depreciation and amortization of non-real estate assets	(7,847)	(6,391)	(6,869)
Less: outside interest in depreciation of partially owned properties	—	—	(977)
FFO attributable to common share and unit holders	$260,514	$253,458	$164,935
Adjustments:
Acquisition fees and costs expensed	4,623	11,443	19,577
Noncash share-based compensation - general and administrative	2,563	2,076	1,961
Noncash share-based compensation - property management	1,649	1,560	1,164
Noncash interest expense related to acquired debt	3,549	4,564	—
Hurricane-related charges, net	7,963	—	—
Loss on early extinguishment of debt	6,555	13,408	—
Gain on conversion of Series E units	—	(11,463)	—
Remeasurement of Series E units	—	—	(2,100)
Remeasurement of participating preferred shares	(2,841)	7,020	4,830
Redemption of participating preferred shares	42,416	—	—
Core FFO attributable to common share and unit holders	$326,991	$282,066	$190,367
Recurring capital expenditures (1)	(32,556)	(31,536)	(32,204)
Leasing costs	(7,390)	(8,005)	(9,577)
Adjusted FFO attributable to common share and unit holders	$287,045	$242,525	$148,586

(1)
As a portion of our homes are recently acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized and held for sale properties.

EBITDA / Adjusted EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. Adjusted EBITDA is a supplemental non-GAAP financial measure calculated by adjusting EBITDA for (1) acquisition fees and costs expensed incurred with recent business combinations and the acquisition of individual properties, (2) net gain or loss on sales / impairment of single-family properties and other, (3) noncash share-based compensation expense, (4) hurricane-related charges, net, (5) gain or loss on early extinguishment of debt, (6) gain or loss on conversion of shares and units and (7) noncash fair value adjustments associated with remeasuring our Series E convertible units liability and participating preferred shares derivative liability to fair value. We believe EBITDA and Adjusted EBITDA provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income or loss, determined in accordance with GAAP, to EBITDA and Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss)	$76,492	$10,446	$(47,948)
Interest expense	112,620	130,847	89,413
Depreciation and amortization	297,290	298,677	242,848
EBITDA	$486,402	$439,970	$284,313

Noncash share-based compensation - general and administrative	2,563	2,076	1,961
Noncash share-based compensation - property management	1,649	1,560	1,164
Acquisition fees and costs expensed	4,623	11,443	19,577
Net gain on sale / impairment of single-family properties and other	(2,146)	(9,599)	—
Hurricane-related charges, net	7,963	—	—
Loss on early extinguishment of debt	6,555	13,408	—
Gain on conversion of Series E units	—	(11,463)	—
Remeasurement of Series E units	—	—	(2,100)
Remeasurement of participating preferred shares	(2,841)	7,020	4,830
Adjusted EBITDA	$504,768	$454,415	$309,745

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

As of December 31, 2017 and 2016, our variable-rate debt was comprised of borrowings on our revolving credit facility of $140.0 million and zero, respectively, our term loan facility of $200.0 million and $325.0 million, respectively, and the outstanding balance on the AH4R 2014-SFR1 securitization of zero and $456.1 million, respectively. All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55% until the fully extended maturity date of June 2022. All borrowings under our term loan facility bear interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75% until the maturity date of June 2022. The AH4R 2014-SFR1 securitization, which was paid off in full during the second quarter of 2017, had a duration-weighted blended interest rate of 1-month LIBOR plus 1.54%. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$3,400	$7,813	(1)
Rate decrease of 1% (2)	$(3,400)	$(4,087)

(1)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase reflects the potential impact of our interest rate cap agreement as of December 31, 2016.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

American Homes 4 Rent

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the Company performed an evaluation, under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on the Company's evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter of the year ended December 31, 2017, that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company's financial reporting for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2017, which is presented at the end of this Item 9A, Controls and Procedures.

American Homes 4 Rent, L.P.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the Operating Partnership performed an evaluation, under the supervision of the Operating Partnership's CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on the Operating Partnership's evaluation, the CEO and CFO concluded that the Operating Partnership's disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Operating Partnership's internal controls over financial reporting that occurred during the Operating Partnership's last fiscal quarter of the year ended December 31, 2017, that materially affected, or were reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

The Operating Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Operating Partnership's financial reporting for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Operating Partnership's transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Operating Partnership's financial statements; providing reasonable assurance that receipts and expenditures of the Operating Partnership's assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Operating Partnership's assets that could have a material effect on the Operating Partnership's financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Operating Partnership's financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on Internal Control over Financial Reporting

We have audited American Homes 4 Rent’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Homes 4 Rent (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American Homes 4 Rent as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2018

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to trustees will be included under the caption titled "Election of Trustees" in the Company's definitive proxy statement for the 2018 Annual Meeting to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the fiscal year ended December 31, 2017 (the "2018 Proxy Statement") and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included under the captions "Corporate Governance and Board Matters—Audit Committee" and "Corporate Governance and Board Matters—Consideration of Candidates for Trustee" in the 2018 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to Section 16(a) compliance will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2018 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics will be included under the caption "Corporate Governance and Board Matters" in the 2018 Proxy Statement and is incorporated herein by reference. Any amendments to or waivers of the code of ethics granted to the Company's executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

The information required by this item with respect to executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions titled "Corporate Governance and Board Matters," "Executive Compensation" and "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation" in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table below, will be included under the caption "Share Ownership of Certain Beneficial Owners and Management" in the 2018 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2017, for the Company's equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	3,052,450	$16.65	2,703,675
Equity compensation plans not approved by security holders	—	$—	—

(1)	The Company's equity compensation plan, the 2012 Plan, is described more fully in Note 8 of this Annual Report on Form 10-K. The 2012 Plan was approved by the Company's shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions titled "Corporate Governance and Board Matters—Trustee Independence" and "Certain Relationships and Related Transactions and Legal Proceedings" in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption titled "Ratification of Independent Registered Public Accountants—Audit and Non-Audit Fees" in the 2018 Proxy Statement and is incorporated herein by reference.

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
Agreement and Plan of Merger by and among American Homes 4 Rent, Sunrise Merger Sub, LLC, American Homes Rent, L.P., OP Merger Sub, LLC, American Residential Properties, Inc., American Residential Properties OP, L.P. and American Residential GP, LLC, dated December 3, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 4, 2015.)

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

3.3
Articles Supplementary for American Homes 4 Rent 5.500% Series C Participating Preferred Shares (Incorporated by reference to Exhibit 3.5 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-195575) filed April 24, 2014.)

3.4
Articles Supplementary for American Homes 4 Rent 6.500% Series D Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 17, 2016.)

3.5
Articles Supplementary for American Homes 4 Rent 6.350% Series E Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016.)

3.6
Articles Supplementary for American Homes 4 Rent 5.875% Series F Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 21, 2017.)

3.7
Articles Supplementary for American Homes 4 Rent 5.875% Series G Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 12, 2017.)

3.8		Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed on February 24, 2017.)

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

4.4		Form of Indenture (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration Number 333-221878) filed December 1, 2017.)

Exhibit Number	Exhibit Document
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

10.7
Sixth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-192592) filed December 20, 2013.)

10.8
Seventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-195575) filed April 24, 2014.)

10.9	Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.10	Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 2, 2015.)

10.11	Tenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed February 26, 2016.)

10.12	Eleventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2016.)

10.13	Twelfth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2016.)

10.14	Thirteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 21, 2017.)

10.15	Fourteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 12, 2017.)

10.16
Agreement of Limited Partnership of American Residential Properties OP, L.P. (Incorporated by reference to Exhibit 3.3 to American Residential Properties, Inc.'s Amendment No. 1 to Registration Statement on Form S-11 (Registration No. 333-187450) filed April 22, 2013.)

10.17
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

Exhibit Number		Exhibit Document
10.19
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

10.29	†	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 24, 2017.)

10.30	†
Form of Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.31	†	Form of Restricted Share Agreement (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

10.32	†	Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

10.33	†
Form of Indemnification Agreement with Trustees and Executive Officers (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.34
Share Purchase Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

10.35
Share Purchase Agreement, dated March 22, 2017, by and between the Company and B. Wayne Hughes (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2017.)

10.36
Amendment to Registration Rights Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

10.37		Amendment Number Seven to the Master Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2016.)

Exhibit Number	Exhibit Document
10.38
Credit Agreement, dated August 17, 2016, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2016.)

10.39
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

10.40
Amendment No. 1 to Credit Agreement, dated June 30, 2017, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017.)

12.1	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Distributions of American Homes 4 Rent. Filed herewith.

12.2	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Distributions of American Homes 4 Rent, L.P. Filed herewith.

21.1	List of Subsidiaries of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

23.1	Consent of independent registered public accounting firm of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

24.1	Power of Attorney (included on the signature page of this Form 10-K). Filed herewith.

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
†    Indicates management contract or compensatory plan

‡
The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S- K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

ITEM 16.	FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Partners of American Homes 4 Rent, L.P. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent, L.P. and Subsidiaries (the Operating Partnership) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), capital and cash flows for each of the two years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2017.

Los Angeles, California
February 23, 2018

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
American Homes 4 Rent
Agoura Hills, CA
We have audited the accompanying consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows of American Homes 4 Rent and its subsidiaries (the “Company”) for the year ended December 31, 2015. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index, as it relates to information included therein as of and for the year ended December 31, 2015. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Homes 4 Rent and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, as it relates to information included therein as of and for the year ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Los Angeles, CA
February 26, 2016

Report of Independent Registered Public Accounting Firm

Board of Trustees and Partners
American Homes 4 Rent, L.P.
Agoura Hills, CA
We have audited the accompanying consolidated statements of operations, comprehensive loss, statements of capital, and cash flows of American Homes 4 Rent, L.P. and its subsidiaries (the “Operating Partnership”) for the year ended December 31, 2015. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index as it relates to information included therein as of and for the year ended December 31, 2015. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Operating Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Homes 4 Rent, L.P. and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, as it relates to information included therein as of and for the year ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Los Angeles, CA
September 18, 2017

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Single-family properties:
Land	$1,665,631	$1,512,183
Buildings and improvements	7,303,270	6,614,953
Single-family properties held for sale, net	35,803	87,430
	9,004,704	8,214,566
Less: accumulated depreciation	(939,724)	(666,710)
Single-family properties, net	8,064,980	7,547,856
Cash and cash equivalents	46,156	118,799
Restricted cash	136,667	131,442
Rent and other receivables, net	30,144	17,618
Escrow deposits, prepaid expenses and other assets	171,851	133,594
Deferred costs and other intangibles, net	13,025	11,956
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$8,608,768	$8,107,210

Liabilities
Revolving credit facility	$140,000	$—
Term loan facility, net	198,023	321,735
Asset-backed securitizations, net	1,977,308	2,442,863
Exchangeable senior notes, net	111,697	108,148
Secured note payable	48,859	49,828
Accounts payable and accrued expenses	222,867	177,206
Amounts payable to affiliates	4,720	—
Participating preferred shares derivative liability	29,470	69,810
Total liabilities	2,732,944	3,169,590

Commitments and contingencies

Equity
Shareholders' equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 286,114,637 and 242,740,482 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,861	2,427
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2017 and 2016	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 38,350,000 and 37,010,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	384	370
Additional paid-in capital	5,600,256	4,568,616
Accumulated deficit	(453,953)	(378,578)
Accumulated other comprehensive income	75	95
Total shareholders' equity	5,149,629	4,192,936

Noncontrolling interest	726,195	744,684
Total equity	5,875,824	4,937,620

Total liabilities and equity	$8,608,768	$8,107,210
The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Rents from single-family properties	$824,023	$757,603	$559,719
Fees from single-family properties	10,727	10,234	7,646
Tenant charge-backs	120,081	95,254	56,546
Other	5,568	15,798	6,665
Total revenues	960,399	878,889	630,576

Expenses:
Property operating expenses	355,074	317,310	232,976
Property management expenses	69,712	70,724	60,343
General and administrative expense	34,732	33,068	26,867
Interest expense	112,620	130,847	89,413
Acquisition fees and costs expensed	4,623	11,443	19,577
Depreciation and amortization	297,290	298,677	242,848
Hurricane-related charges, net	7,963	—	—
Other	5,005	11,978	3,770
Total expenses	887,019	874,047	675,794

Gain on sale of single-family properties and other, net	6,826	14,569	—
Loss on early extinguishment of debt	(6,555)	(13,408)	—
Gain on conversion of Series E units	—	11,463	—
Remeasurement of Series E units	—	—	2,100
Remeasurement of participating preferred shares	2,841	(7,020)	(4,830)

Net income (loss)	76,492	10,446	(47,948)

Noncontrolling interest	(4,507)	3,751	14,353
Dividends on preferred shares	60,718	40,237	22,276
Redemption of participating preferred shares	42,416	—	—

Net loss attributable to common shareholders	$(22,135)	$(33,542)	$(84,577)

Weighted-average shares outstanding–basic and diluted	264,254,718	234,010,168	210,600,111

Net loss attributable to common shareholders per share–basic and diluted	$(0.08)	$(0.14)	$(0.40)

Dividends declared per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss)	$76,492	$10,446	$(47,948)
Other comprehensive (loss) income:
Unrealized gain (loss) on cash flow hedging instruments:
Unrealized gain (loss) on cash flow hedging instruments	75	—	(14)
Reclassification adjustment for amortization of interest expense included in net income (loss)	(28)	130	141
Unrealized gain on investment in equity securities:
Unrealized gain on investment in equity securities	—	67	—
Reclassification adjustment for realized gain included in net income (loss)	(67)	—	—
Other comprehensive (loss) income	(20)	197	127
Comprehensive income (loss)	76,472	10,643	(47,821)
Comprehensive (loss) income attributable to noncontrolling interests	(4,504)	3,714	14,345
Dividends on preferred shares	60,718	40,237	22,276
Redemption of participating preferred shares	42,416	—	—
Comprehensive loss attributable to common shareholders	$(22,158)	$(33,308)	$(84,442)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2014	210,838,831	$2,108	635,075	$6	17,060,000	$171	$3,618,207	$(170,162)	$(229)	$3,450,101	$719,493	$4,169,594
Share-based compensation	—	—	—	—	—	—	3,125	—	—	3,125	—	3,125
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	30,281	—	—	—	—	—	111	—	—	111	—	111
Repurchase of Class A common shares	(3,633,602)	(36)	—	—	—	—	(57,347)	—	—	(57,383)	—	(57,383)
Purchase of outside interests in RJ joint ventures	—	—	—	—	—	—	(10,033)	—	—	(10,033)	(34,375)	(44,408)
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(22,276)	—	(22,276)	—	(22,276)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(23,583)	(23,583)
Common shares	—	—	—	—	—	—	—	(42,126)	—	(42,126)	—	(42,126)
Net (loss) income	—	—	—	—	—	—	—	(62,301)	—	(62,301)	14,353	(47,948)
Total other comprehensive income	—	—	—	—	—	—	—	—	127	127	—	127
Balances at December 31, 2015	207,235,510	$2,072	635,075	$6	17,060,000	$171	$3,554,063	$(296,865)	$(102)	$3,259,345	$675,888	$3,935,233
Share-based compensation	—	—	—	—	—	—	3,636	—	—	3,636	—	3,636
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	213,878	2	—	—	—	—	3,032	—	—	3,034	—	3,034
Issuance of Class A common shares and units	41,466,118	414	—	—	—	—	613,835	—	—	614,249	18,814	633,063
Issuance of perpetual preferred shares, net of offering costs of $15,996	—	—	—	—	19,950,000	199	482,613	—	—	482,812	—	482,812
Redemptions of Class A units	40,632	1	—	—	—	—	503	—	—	504	(903)	(399)
Repurchases of Class A common shares	(6,215,656)	(62)	—	—	—	—	(96,036)	—	—	(96,098)	—	(96,098)
Assumption of exchangeable senior notes	—	—	—	—	—	—	6,970	—	—	6,970	—	6,970
Conversion of Series E units to Series D units	—	—	—	—	—	—	—	—	—	—	58,494	58,494
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(40,237)	—	(40,237)	—	(40,237)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,360)	(11,360)
Common shares	—	—	—	—	—	—	—	(48,171)	—	(48,171)	—	(48,171)
Net income (loss)	—	—	—	—	—	—	—	6,695	—	6,695	3,751	10,446
Total other comprehensive income	—	—	—	—	—	—	—	—	197	197	—	197
Balances at December 31, 2016	242,740,482	$2,427	635,075	$6	37,010,000	$370	$4,568,616	$(378,578)	$95	$4,192,936	$744,684	$4,937,620

American Homes 4 Rent
Consolidated Statements of Equity (Continued)
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2016	242,740,482	$2,427	635,075	$6	37,010,000	$370	$4,568,616	$(378,578)	$95	$4,192,936	$744,684	$4,937,620
Share-based compensation	—	—	—	—	—	—	4,212	—	—	4,212	—	4,212
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	101,174	1	—	—	—	—	799	—	—	800	—	800
Issuance of Class A common shares, net of offering costs of $10,904	30,676,080	307	—	—	—	—	683,554	—	—	683,861	—	683,861
Issuance of perpetual preferred shares, net of offering costs of $9,355	—	—	—	—	10,800,000	108	260,537	—	—	260,645	—	260,645
Redemptions of Class A units	198,625	2	—	—	—	—	2,711	—	—	2,713	(2,882)	(169)
Redemption of Series A and B participating preferred shares into Class A common shares	12,398,276	124	—	—	(9,460,000)	(94)	79,827	(42,416)	—	37,441	—	37,441
Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(60,718)	—	(60,718)	—	(60,718)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,100)	(11,100)
Common shares	—	—	—	—	—	—	—	(53,240)	—	(53,240)	—	(53,240)
Net income (loss)	—	—	—	—	—	—	—	80,999	—	80,999	(4,507)	76,492
Total other comprehensive loss	—	—	—	—	—	—	—	—	(20)	(20)	—	(20)
Balances at December 31, 2017	286,114,637	$2,861	635,075	$6	38,350,000	$384	$5,600,256	$(453,953)	$75	$5,149,629	$726,195	$5,875,824

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$76,492	$10,446	$(47,948)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	297,290	298,677	242,848
Noncash amortization of deferred financing costs	8,163	10,475	8,305
Noncash amortization of discount on exchangeable senior notes	3,549	2,820	—
Noncash amortization of discount on ARP 2014-SFR1 securitization	—	1,744	—
Noncash share-based compensation	4,212	3,636	3,125
Provision for bad debt	7,328	6,969	5,977
Hurricane-related charges, net	3,718	—	—
Loss on early extinguishment of debt	6,555	13,408	—
Gain on conversion of Series E units to Series D units	—	(11,463)	—
Remeasurement of Series E units	—	—	(2,100)
Remeasurement of participating preferred shares	(2,841)	7,020	4,830
Equity in net earnings of unconsolidated ventures	(1,642)	(860)	591
Net gain on sale of single-family properties and other	(6,826)	(14,569)	—
Loss on impairment of single-family properties	4,680	4,970	—
Net gain on resolutions of mortgage loans	(17)	(8,126)	—
Other changes in operating assets and liabilities:
Rent and other receivables	(11,020)	(9,704)	(10,542)
Prepaid expenses and other assets	(11,295)	(5,996)	(8,212)
Deferred leasing costs	(7,390)	(8,005)	(9,577)
Accounts payable and accrued expenses	9,814	(13,291)	16,569
Amounts payable to affiliates	5,191	(9,284)	8,441
Net cash provided by operating activities	385,961	278,867	212,307

Investing activities
Cash paid for single-family properties	(784,666)	(252,841)	(608,952)
Change in escrow deposits for purchase of single-family properties	(8,937)	(312)	(1,115)
Cash acquired in noncash business combinations	—	25,020	—
Payoff of credit facility in connection with ARPI merger	—	(350,000)	—
Net proceeds received from sales of single-family properties and other	87,063	88,590	—
Net proceeds received from sales of non-performing loans	—	47,186	—
Purchase of commercial office buildings	—	(27,105)	—
Investment in unconsolidated joint ventures	—	—	(20,000)
Purchase of outside interests in RJ joint ventures	—	—	(44,408)
Investments in mortgage financing receivables	—	—	(12,373)
Collections from mortgage financing receivables	268	19,425	—
Distributions from unconsolidated joint ventures	9,292	8,347	—
Initial renovations to single-family properties	(47,911)	(39,912)	(147,583)
Recurring and other capital expenditures for single-family properties	(37,540)	(27,807)	(27,369)
Other purchases of productive assets	(55,048)	(12,989)	—
Net cash used for investing activities	(837,479)	(522,398)	(861,800)

Financing activities
Proceeds from issuance of Class A common shares	694,765	102,830	—
Payments of Class A common share issuance costs	(10,637)	(227)	—
Proceeds from issuance of perpetual preferred shares	270,000	498,750	—
Payments of perpetual preferred share issuance costs	(9,229)	(15,938)	—
Proceeds from exercise of stock options, net of tax withholding	548	3,171	251
Repurchase of Class A common shares	—	(96,098)	(57,383)
Redemptions of Class A units	(169)	(399)	—
Proceeds from asset-backed securitizations	—	—	1,030,559
Payments on asset-backed securitizations	(477,879)	(381,117)	(19,739)
Proceeds from revolving credit facilities	202,000	951,000	827,000
Payments on revolving credit facilities	(112,000)	(951,000)	(1,034,000)
Proceeds from term loan facility	25,000	325,000	—
Payments on term loan facility	(100,000)	—	—
American Homes 4 Rent
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Financing activities (continued)
Payments on secured note payable	(969)	(924)	(892)
Distributions to noncontrolling interests	(8,333)	(11,360)	(23,583)
Distributions to common shareholders	(38,901)	(48,171)	(42,126)
Distributions to preferred shareholders	(46,122)	(40,237)	(22,276)
Deferred financing costs paid	(3,974)	(10,476)	(25,335)
Net cash provided by financing activities	384,100	324,804	632,476

Net (decrease) increase in cash, cash equivalents and restricted cash	(67,418)	81,273	(17,017)
Cash, cash equivalents and restricted cash, beginning of period	250,241	168,968	185,985
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$182,823	$250,241	$168,968

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(100,908)	$(115,814)	$(77,445)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$7,964	$(2,876)	$821
Transfer of term loan borrowings to revolving credit facility	$50,000	$—	$—
Transfer of deferred financing costs from term loan to revolving credit facility	$1,524	$—	$—
Transfers of completed homebuilding deliveries to properties	$4,536	$—	$—
Note receivable related to a bulk sale of properties, net of discount	$5,710	$—	$—
Conversion of nonperforming loans to properties	$—	$3,554	$20,317
Redemption of participating preferred shares	$(37,499)	$—	$—
Accrued distributions to affiliates	$4,720	$—	$4,698
Accrued distributions to non-affiliates	$26,982	$—	$—

Merger with ARPI (see Note 10)
Single-family properties	$—	$1,277,253	$—
Rent and other receivables, net	$—	$843	$—
Escrow deposits, prepaid expenses and other assets	$—	$35,134	$—
Deferred costs and other intangibles, net	$—	$22,696	$—
Asset-backed securitization	$—	$(329,703)	$—
Exchangeable senior notes, net	$—	$(112,298)	$—
Accounts payable and accrued expenses	$—	$(38,485)	$—
Class A common shares and units issued	$—	$(530,460)	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	December 31, 2017	December 31, 2016
Assets
Single-family properties:
Land	$1,665,631	$1,512,183
Buildings and improvements	7,303,270	6,614,953
Single-family properties held for sale, net	35,803	87,430
	9,004,704	8,214,566
Less: accumulated depreciation	(939,724)	(666,710)
Single-family properties, net	8,064,980	7,547,856
Cash and cash equivalents	46,156	118,799
Restricted cash	136,667	131,442
Rent and other receivables, net	30,144	17,618
Escrow deposits, prepaid expenses and other assets	171,851	128,403
Amounts due from affiliates	25,666	30,857
Deferred costs and other intangibles, net	13,025	11,956
Goodwill	120,279	120,279
Total assets	$8,608,768	$8,107,210

Liabilities
Revolving credit facility	$140,000	$—
Term loan facility, net	198,023	321,735
Asset-backed securitizations, net	1,977,308	2,442,863
Exchangeable senior notes, net	111,697	108,148
Secured note payable	48,859	49,828
Accounts payable and accrued expenses	222,867	177,206
Amounts payable to affiliates	4,720	—
Participating preferred units derivative liability	29,470	69,810
Total liabilities	2,732,944	3,169,590

Commitments and contingencies

Capital
Partners' capital:
General partner:
Common units (286,749,712 and 243,375,557 units issued and outstanding at December 31, 2017 and 2016, respectively)	4,248,236	3,357,992
Preferred units (38,350,000 and 37,010,000 units issued and outstanding at December 31, 2017 and 2016, respectively)	901,318	834,849
Limited partners:
Common units (55,350,153 and 55,555,960 units issued and outstanding at December 31, 2017 and 2016, respectively)	727,544	746,174
Accumulated other comprehensive income	75	95
Total partners' capital	5,877,173	4,939,110

Noncontrolling interest	(1,349)	(1,490)
Total capital	5,875,824	4,937,620

Total liabilities and capital	$8,608,768	$8,107,210

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Rents from single-family properties	$824,023	$757,603	$559,719
Fees from single-family properties	10,727	10,234	7,646
Tenant charge-backs	120,081	95,254	56,546
Other	5,568	15,798	6,665
Total revenues	960,399	878,889	630,576

Expenses:
Property operating expenses	355,074	317,310	232,976
Property management expenses	69,712	70,724	60,343
General and administrative expense	34,732	33,068	26,867
Interest expense	112,620	130,847	89,413
Acquisition fees and costs expensed	4,623	11,443	19,577
Depreciation and amortization	297,290	298,677	242,848
Hurricane-related charges, net	7,963	—	—
Other	5,005	11,978	3,770
Total expenses	887,019	874,047	675,794

Gain on sale of single-family properties and other, net	6,826	14,569	—
Loss on early extinguishment of debt	(6,555)	(13,408)	—
Gain on conversion of Series E units	—	11,463	—
Remeasurement of Series E units	—	—	2,100
Remeasurement of participating preferred units	2,841	(7,020)	(4,830)

Net income (loss)	76,492	10,446	(47,948)

Noncontrolling interest	141	(562)	(157)
Preferred distributions	60,718	40,237	22,276
Redemption of participating preferred units	42,416	—	—
Income allocated to Series C and D limited partners	—	10,730	20,212

Net loss attributable to common unitholders	$(26,783)	$(39,959)	$(90,279)

Weighted-average units outstanding–basic and diluted	319,753,206	277,912,532	225,040,781

Net loss attributable to common unitholders per unit–basic and diluted	$(0.08)	$(0.14)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss)	$76,492	$10,446	$(47,948)
Other comprehensive (loss) income:
Unrealized gain (loss) on cash flow hedging instruments:
Unrealized gain (loss) on cash flow hedging instruments	75	—	(14)
Reclassification adjustment for amortization of interest expense included in net income (loss)	(28)	130	141
Unrealized gain on investment in equity securities:
Unrealized gain on investment in equity securities	—	67	—
Reclassification adjustment for realized gain included in net income (loss)	(67)	—	—
Other comprehensive (loss) income	(20)	197	127
Comprehensive income (loss)	76,472	10,643	(47,821)
Comprehensive income (loss) attributable to noncontrolling interests	141	(562)	(157)
Preferred distributions	60,718	40,237	22,276
Redemption of participating preferred units	42,416	—	—
Income allocated to Series C and D limited partners	—	10,730	20,212
Comprehensive loss attributable to common unitholders	$(26,803)	$(39,762)	$(90,152)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Capital
(Amounts in thousands, except unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Series C and D convertible units capital amount	Accumulated other comprehensive income (loss)	Total partners' capital	Noncontrolling interest	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2014	211,473,906	$3,098,293	$352,037	14,440,670	$224,991	$458,766	$(229)	$4,133,858	$35,736	$4,169,594
Share-based compensation	—	3,125	—	—	—	—	—	3,125	—	3,125
Common units issued under share-based compensation plans, net of units withheld for employee taxes	30,281	111	—	—	—	—	—	111	—	111
Repurchases of Class A units	(3,633,602)	(57,383)	—	—	—	—	—	(57,383)	—	(57,383)
Purchase of outside interests in RJ joint ventures	—	(10,033)	—	—	—	—	—	(10,033)	(34,375)	(44,408)
Distribution to capital holders:
Preferred units	—	—	(22,276)	—	—	—	—	(22,276)	—	(22,276)
Series C convertible units	—	—	—	—	—	(18,792)	—	(18,792)	—	(18,792)
Noncontrolling interests	—	—	—	—	—	—	—	—	(1,902)	(1,902)
Common units	—	(42,126)	—	—	(2,889)	—	—	(45,015)	—	(45,015)
Net loss	—	(84,577)	22,276	—	(4,282)	18,792	—	(47,791)	(157)	(47,948)
Total other comprehensive income	—	—	—	—	—	—	127	127	—	127
Balances at December 31, 2015	207,870,585	$2,907,410	$352,037	14,440,670	$217,820	$458,766	$(102)	$3,935,931	$(698)	$3,935,233
Share-based compensation	—	3,636	—	—	—	—	—	3,636	—	3,636
Common units issued under share-based compensation plans, net of units withheld for employee taxes	213,878	3,034	—	—	—	—	—	3,034	—	3,034
Issuance of Class A units	41,466,118	614,249	—	1,343,843	18,814	—	—	633,063	—	633,063
Issuance of perpetual preferred units, net of offering costs of $15,996	—	—	482,812	—	—	—	—	482,812	—	482,812
Redemptions of Class A units	40,632	504	—	(64,527)	(903)	—	—	(399)	—	(399)
Repurchases of Class A units	(6,215,656)	(96,098)	—	—	—	—	—	(96,098)	—	(96,098)
Assumption of exchangeable senior notes	—	6,970	—	—	—	—	—	6,970	—	6,970
Conversion of Series C units to Class A units	—	—	—	31,085,974	396,606	(396,606)	—	—	—	—
Conversion of Series E units to Series D units	—	—	—	—	—	58,494	—	58,494	—	58,494
Conversion of Series D units to Class A units	—	—	—	8,750,000	130,528	(130,528)	—	—	—	—
Distribution to capital holders:
Preferred units	—	—	(40,237)	—	—	—	—	(40,237)	—	(40,237)
Series D convertible units	—	—	—	—	—	(856)	—	(856)	—	(856)
Noncontrolling interests	—	—	—	—	—	—	—	—	(230)	(230)
Common units	—	(48,171)	—	—	(10,274)	—	—	(58,445)	—	(58,445)
Net income (loss)	—	(33,542)	40,237	—	(6,417)	10,730	—	11,008	(562)	10,446
Total other comprehensive income	—	—	—	—	—	—	197	197	—	197
Balances at December 31, 2016	243,375,557	$3,357,992	$834,849	55,555,960	$746,174	$—	$95	$4,939,110	$(1,490)	$4,937,620

American Homes 4 Rent, L.P.
Consolidated Statements of Capital (Continued)
(Amounts in thousands, except unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Series C and D convertible units capital amount	Accumulated other comprehensive income (loss)	Total partners' capital	Noncontrolling interest	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2016	243,375,557	$3,357,992	$834,849	55,555,960	$746,174	$—	$95	$4,939,110	$(1,490)	$4,937,620
Share-based compensation	—	4,212	—	—	—	—	—	4,212	—	4,212
Common units issued under share-based compensation plans, net of units withheld for employee taxes	101,174	800	—	—	—	—	—	800	—	800
Issuance of Class A units, net of offering costs of $10,904	30,676,080	683,861	—	—	—	—	—	683,861	—	683,861
Issuance of perpetual preferred units, net of offering costs of $9,355	—	—	260,645	—	—	—	—	260,645	—	260,645
Redemptions of Class A units	198,625	2,713	—	(205,807)	(2,882)	—	—	(169)	—	(169)
Redemption of Series A and B participating preferred units into Class A units	12,398,276	231,617	(194,176)	—	—	—	—	37,441	—	37,441
Distributions to capital holders:
Preferred units	—	—	(60,718)	—	—	—	—	(60,718)	—	(60,718)
Noncontrolling interests	—	—	—	—	—		—	—	—	—
Common units	—	(53,240)	—	—	(11,100)	—	—	(64,340)	—	(64,340)
Net income (loss)	—	20,281	60,718	—	(4,648)	—	—	76,351	141	76,492
Total other comprehensive loss	—	—	—	—	—	—	(20)	(20)	—	(20)
Balances at December 31, 2017	286,749,712	$4,248,236	$901,318	55,350,153	$727,544	$—	$75	$5,877,173	$(1,349)	$5,875,824

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$76,492	$10,446	$(47,948)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	297,290	298,677	242,848
Noncash amortization of deferred financing costs	8,163	10,475	8,305
Noncash amortization of discount on exchangeable senior notes	3,549	2,820	—
Noncash amortization of discount on ARP 2014-SFR1 securitization	—	1,744	—
Noncash share-based compensation	4,212	3,636	3,125
Provision for bad debt	7,328	6,969	5,977
Hurricane-related charges, net	3,718	—	—
Loss on early extinguishment of debt	6,555	13,408	—
Gain on conversion of Series E units to Series D units	—	(11,463)	—
Remeasurement of Series E units	—	—	(2,100)
Remeasurement of participating preferred units	(2,841)	7,020	4,830
Equity in net earnings of unconsolidated ventures	(1,642)	(860)	591
Net gain on sale of single-family properties and other	(6,826)	(14,569)	—
Loss on impairment of single-family properties	4,680	4,970	—
Net gain on resolutions of mortgage loans	(17)	(8,126)	—
Other changes in operating assets and liabilities:
Rent and other receivables	(11,020)	(9,704)	(10,542)
Prepaid expenses and other assets	(11,295)	(5,996)	(8,212)
Deferred leasing costs	(7,390)	(8,005)	(9,577)
Accounts payable and accrued expenses	9,814	(13,291)	16,569
Amounts payable to affiliates	5,191	(9,284)	8,441
Net cash provided by operating activities	385,961	278,867	212,307

Investing activities
Cash paid for single-family properties	(784,666)	(252,841)	(608,952)
Change in escrow deposits for purchase of single-family properties	(8,937)	(312)	(1,115)
Cash acquired in noncash business combinations	—	25,020	—
Payoff of credit facility in connection with ARPI merger	—	(350,000)	—
Net proceeds received from sales of single-family properties and other	87,063	88,590	—
Net proceeds received from sales of non-performing loans	—	47,186	—
Purchase of commercial office buildings	—	(27,105)	—
Investment in unconsolidated joint ventures	—	—	(20,000)
Purchase of outside interests in RJ joint ventures	—	—	(44,408)
Investments in mortgage financing receivables	—	—	(12,373)
Collections from mortgage financing receivables	268	19,425	—
Distributions from unconsolidated joint ventures	9,292	8,347	—
Initial renovations to single-family properties	(47,911)	(39,912)	(147,583)
Recurring and other capital expenditures for single-family properties	(37,540)	(27,807)	(27,369)
Other purchases of productive assets	(55,048)	(12,989)	—
Net cash used for investing activities	(837,479)	(522,398)	(861,800)

Financing activities
Proceeds from issuance of Class A units	694,765	102,830	—
Payments of Class A unit issuance costs	(10,637)	(227)	—
Proceeds from issuance of perpetual preferred units	270,000	498,750	—
Payments of perpetual preferred unit issuance costs	(9,229)	(15,938)	—
Proceeds from exercise of stock options, net of tax withholding	548	3,171	251
Repurchase of Class A units	—	(96,098)	(57,383)
Redemptions of Class A units	(169)	(399)	—
Proceeds from asset-backed securitizations	—	—	1,030,559
Payments on asset-backed securitizations	(477,879)	(381,117)	(19,739)
Proceeds from revolving credit facilities	202,000	951,000	827,000
Payments on revolving credit facilities	(112,000)	(951,000)	(1,034,000)
Proceeds from term loan facility	25,000	325,000	—
Payments on term loan facility	(100,000)	—	—

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Financing activities (continued)
Payments on secured note payable	(969)	(924)	(892)
Distributions to noncontrolling interests	—	(230)	(1,902)
Distributions to common unitholders	(47,234)	(58,445)	(45,015)
Distributions to preferred unitholders	(46,122)	(40,237)	(22,276)
Distributions to Series D convertible unitholders	—	(856)	(18,792)
Deferred financing costs paid	(3,974)	(10,476)	(25,335)
Net cash provided by financing activities	384,100	324,804	632,476

Net (decrease) increase in cash, cash equivalents and restricted cash	(67,418)	81,273	(17,017)
Cash, cash equivalents and restricted cash, beginning of period	250,241	168,968	185,985
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$182,823	$250,241	$168,968

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(100,908)	$(115,814)	$(77,445)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$7,964	$(2,876)	$821
Transfer of term loan borrowings to revolving credit facility	$50,000	$—	$—
Transfer of deferred financing costs from term loan to revolving credit facility	$1,524	$—	$—
Transfers of completed homebuilding deliveries to properties	$4,536	$—	$—
Note receivable related to a bulk sale of properties, net of discount	$5,710	$—	$—
Conversion of nonperforming loans to properties	$—	$3,554	$20,317
Redemption of participating preferred shares	$(37,499)	$—	$—
Accrued distributions to affiliates	$4,720	$—	$4,698
Accrued distributions to non-affiliates	$26,982	$—	$—

Merger with ARPI (see Note 10)
Single-family properties	$—	$1,277,253	$—
Rent and other receivables, net	$—	$843	$—
Escrow deposits, prepaid expenses and other assets	$—	$35,134	$—
Deferred costs and other intangibles, net	$—	$22,696	$—
Asset-backed securitization	$—	$(329,703)	$—
Exchangeable senior notes, net	$—	$(112,298)	$—
Accounts payable and accrued expenses	$—	$(38,485)	$—
Class A units issued	$—	$(530,460)	$—

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent ("AH4R") is a Maryland REIT formed on October 19, 2012, for the purpose of acquiring, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the "Operating Partnership," our "operating partnership" or the "OP") is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” "our," and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of December 31, 2017, the Company held 51,239 single-family properties in 22 states, including 310 properties held for sale, compared to 48,422 single-family properties in 22 states, including 1,119 properties held for sale, as of December 31, 2016.

AH4R is the general partner of, and as of December 31, 2017, owned an approximate 83.8% common partnership interest in the Operating Partnership, with the remaining 16.2% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with ASC 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest within the consolidated financial statements. The consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s audit of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB"). In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements have been made.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Effective January 1, 2017, in order to include share-based compensation costs for employees in the same financial statement line item as the cash compensation paid to the employees, noncash share-based compensation expense has been reclassified with the amounts related to corporate administrative employees and centralized and field property management employees reflected in general and administrative expense and property management expenses, respectively, within the consolidated statements of operations. Additionally, all costs associated with operating our proprietary property management platform such as salary expenses for both centralized and field property management personnel, lease expenses and operating costs for property management offices and technology expenses for maintaining the property management platform, which were previously included in property operating expenses, have been reclassified into property management expenses. This resulted in the reclassification of $3.6 million and $3.1 million of noncash share-based compensation expense for the years ended December 31, 2016 and 2015, respectively, with $1.5 million and $1.2 million of noncash share-based compensation expense reclassified to property management expenses, respectively, and $2.1 million and $1.9 million of noncash share-based compensation expense reclassified to general and administrative expense, respectively, in the consolidated statements of operations. This also resulted in $69.2 million and $59.2 million of property management expenses for the years ended December 31, 2016 and 2015, respectively, which were previously included in property operating expenses, being reclassified to property management expenses in the consolidated statements of operations.

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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax and state income tax (including any applicable alternative minimum tax for the taxable years beginning before December 31, 2017) on our taxable income at regular corporate tax rates, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our taxable REIT subsidiaries ("TRS") will be subject to federal, state and local taxes on their income at regular corporate rates. The tax years from 2013 through 2017 remain open to examination by the taxing jurisdictions to which the Company is subject.

We believe that the Operating Partnership is properly treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on our income. Instead, each of our partners, including AH4R, is allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. As such, no provision for federal income taxes has been included for the Operating Partnership.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

information. As of December 31, 2017, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Investments in Real Estate

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The Company generally engages a third-party valuation specialist to assist management in the determination of fair value for purposes of allocating the purchase price of properties acquired as part of portfolio level transactions.

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

Single-family Properties Held for Sale and Discontinued Operations

Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties held for sale, net within the consolidated balance sheets. As of December 31, 2017 and 2016, the Company had 310 and 1,119 single-family properties, respectively, classified as held for sale, and recorded $4.7 million and $5.0 million of impairment on single-family properties held for sale for the years ended December 31, 2017 and 2016, respectively, which was included in other expenses within the consolidated statements of operations. The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with ASU No. 2014-08 ("ASU 2014-08"), "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which the Company adopted January 1, 2015, on a prospective basis.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No material impairments on operating properties were recorded during the years ended December 31, 2017, 2016 and 2015, except for certain properties in our Houston, Florida and Southeast markets that were impacted by the hurricanes in the third quarter of 2017 (see Note 3).

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

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

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2017, 2016 and 2015.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company's management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, industry and market conditions, macroeconomic conditions, and other relevant entity specific events. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. No goodwill impairment was recorded during the years ended December 31, 2017, 2016 and 2015. Prior to our adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the Company allocated a portion of goodwill to the carrying values of our leased properties sold, calculated as the sales price of the leased property over the fair value of the Company's total portfolio of single-family properties, which resulted in a reduction to the gain on sale of the property. The amount of goodwill allocated to leased properties sold during the year ended December 31, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of December 31, 2017 and 2016.

Deferred Financing Costs

Financing costs related to the origination of the Company's revolving credit facility are deferred and amortized as interest expense on an effective interest method over the contractual term of the applicable financing. They are presented net of accumulated amortization and have been included in deferred costs and other intangibles, net within the consolidated balance sheets. Financing costs related to the origination of the Company's term loan credit facility and asset-backed securitizations are also deferred and amortized as interest expense on an effective interest method over the contractual term of the applicable financing. They are presented net of accumulated amortization and are netted against the related debt instrument under liabilities within the consolidated balance sheets.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

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

Restricted cash primarily consists of funds held related to resident security deposits, cash reserves in accordance with certain loan agreements and funds held in the custody of our transfer agent for the payment of distributions. Funds held related to resident security deposits are restricted during the term of the related lease agreement, which is generally one year. Cash reserved in connection with lender requirements is restricted during the term of the related debt instrument.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company's and the Operating Partnership's consolidated statements of cash flows to the corresponding financial statement line items in the consolidated balance sheets as of December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Balance Sheet:
Cash and cash equivalents	$46,156	$118,799	$57,686
Restricted cash	136,667	131,442	111,282
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	$182,823	$250,241	$168,968

Escrow Deposits

Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties. In addition, escrow deposits include amounts paid for single-family properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, overall delinquencies and available security deposits. The Company's allowance for doubtful accounts was $10.4 million and $5.7 million as of December 31, 2017 and 2016, respectively, and included in rent and other receivables, net within the consolidated balance sheets.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Share-based Compensation

Our 2012 Equity Incentive Plan is accounted for under the provisions of ASC 718, Compensation—Stock Compensation. Noncash share-based compensation expense related to options to purchase our Class A common shares and restricted stock units issued to members of the Company's board of trustees and employees is based on the fair value of the options and restricted stock units on the grant date and amortized over the service period.

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

The carrying amount of rent and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company's participating preferred shares derivative liability and treasury lock are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements (see Note 14).

Derivatives

From time to time, we may use interest rate cap agreements or other derivative instruments for interest rate risk management purposes. We assess these derivatives at inception and on an ongoing basis for the effectiveness of qualifying cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings as interest expense during the period in which the hedged transaction affects earnings.

Segment Reporting

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, leasing and operating single-family homes as rental properties. The Company's properties are geographically dispersed and management evaluates operating performance at the market level. The Company did not have any geographic market concentrations representing 10% or more of the total gross book value of single-family properties in operations as of December 31, 2017.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance effective September 30, 2017, which will impact our hedge accounting policy as disclosed above. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by removing step two of the goodwill impairment test, which had involved determining the fair value of individual assets and liabilities of a reporting unit to measure goodwill. Instead, goodwill impairment will be determined as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for any goodwill impairment tests performed after January 1, 2017. The Company adopted this guidance effective December 31, 2017, which impacted our goodwill impairment testing process as disclosed above. The adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changed the definition of a business and will now require management to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. When this is the case, the transferred assets and activities is not a business. This determination is important as the accounting treatment for business combinations and asset acquisitions differs since transactions costs are expensed in a business combination and capitalized in an asset acquisition. The guidance will be effective for public companies for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted. The guidance will be applied prospectively to any transactions occurring within the period of adoption. The Company adopted this guidance as of January 1, 2017, on a prospective basis, which resulted in our leased properties no longer meeting the definition of a business. Therefore, dispositions of leased properties no longer result in a reduction to goodwill. The adoption of this guidance did not have a material impact on our financial statements.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments include identifying “distinct” performance obligations in multi-element contracts, estimating the amount of variable consideration to include in the transaction price at contract inception, allocating the transaction price to each separate performance obligation, and determining at contract inception whether the performance obligation is satisfied over time or at a point in time. Since lease contracts under ASC 840, "Leases", are specifically excluded from ASU No. 2014-09’s scope, most of the Company’s rental contract revenue will continue to follow current leasing guidance. We have reviewed our other sources of revenue and identified that the non-lease components (tenant chargebacks and recovery revenue) in our single-family home and office leases will continue being accounted for under ASC 840 until the adoption of ASU 2016-02 beginning January 1, 2019. Based on our assessment, the Company’s current accounting policies for these non-lease components and real estate property sales are aligned with the revenue recognition principles prescribed by the new guidance and we do not expect the new standards to ultimately change the amount or timing of our revenue recognition. As part of ASU No. 2014-09, the FASB issued consequential amendments to other sections, eliminating ASC 360-20, Real Estate Sales and adding ASU No. 2017-05 Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, Subtopic 610-20, "Other Income". Real estate sales to noncustomers will follow new guidance from ASC 610-20, while sales to customers will follow the general revenue guidance in ASC 606. While the Company’s property sales are not part of our ordinary customer activity and will fall under ASC 610-20, there is little economic difference in the accounting for real estate sales to customer versus noncustomer, with exception to presentation of comprehensive income (revenue and expense when sale to customer or gain and loss when sale to noncustomer).

The Company has elected to adopt the new revenue recognition guidance using the modified retrospective approach, effective January 1, 2018. We evaluated the revenue recognition for all contracts under existing accounting standards and under the new revenue recognition ASU and confirmed that there were no differences in the amounts or timing of recognition. Therefore, the adoption of this ASU did not result in an adjustment to our retained earnings on January 1, 2018.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 3. Single-Family Properties

Single-family properties, net, consisted of the following as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Number of properties	Net book value
	(Unaudited)
Leased single-family properties	46,996	$7,284,708
Single-family properties being renovated	980	225,194
Single-family properties being prepared for re-lease	372	47,994
Vacant single-family properties available for lease	2,581	471,281
Single-family properties held for sale, net	310	35,803
Total	51,239	$8,064,980

	December 31, 2016
	Number of properties	Net book value
	(Unaudited)
Leased single-family properties	44,798	$7,040,000
Single-family properties being renovated	312	57,200
Single-family properties being prepared for re-lease	91	14,453
Vacant single-family properties available for lease	2,102	348,773
Single-family properties held for sale, net	1,119	87,430
Total	48,422	$7,547,856

Single-family properties, net as of December 31, 2017 and 2016, included $44.2 million and $14.3 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $281.2 million, $262.1 million and $223.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017, the Company sold 923 homes which generated total net proceeds of $72.6 million and resulted in a net gain on sale of $3.6 million. Total net proceeds for the year ended December 31, 2017, included a $7.0 million note receivable, before a $1.5 million discount. During the year ended December 31, 2016, the Company sold 712 homes which generated total net proceeds of $88.6 million and resulted in a net gain on sale of $13.9 million. Prior to our adoption of ASU 2017-01 on January 1, 2017, in accordance with ASC 350, Intangibles—Goodwill and Other, the Company allocated a portion of goodwill to the carrying values of its leased properties sold, which resulted in a reduction to the gain on sale. The amount of goodwill allocated to leased properties sold during the year ended December 31, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of December 31, 2017 and 2016.

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 125 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2017, the Company recognized an $11.0 million impairment charge to write down the net book values of the impacted properties, of which we believe it is probable that we will recover an estimated $8.9 million through insurance claims, and accrued $5.9 million of additional repair, remediation and other costs. The $8.0 million of net charges were included in hurricane-related charges, net within the consolidated statement of operations for the year ended December 31, 2017. After the $11.0 million impairment charge, the impacted properties had an aggregate net book value of $7.1 million. The impairment charge represents the difference between management’s estimates of the fair values of the impacted properties and their carrying values. The fair values were based on current market prices of the components of the properties that did not sustain damage. As these fair value measurements were estimated using unobservable inputs, we classify them within Level 3 of the valuation hierarchy.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 4. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $10.4 million and $5.7 million, as of December 31, 2017 and 2016, respectively. Also included in rent and other receivables, net, is $8.9 million of hurricane-related insurance claims receivable and $1.2 million of non-tenant receivables as of December 31, 2017, compared to $0.6 million of non-tenant receivables as of December 31, 2016.

The Company generally rents our single-family properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties as of December 31, 2017, were as follows (in thousands):

Year
2018	$425,892
2019	5,675
2020	182
2021	115
2022	77
Total	$431,941

Note 5. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Deferred leasing costs	$7,030	$7,470
Deferred financing costs	11,244	6,552
Intangible assets:
Value of in-place leases	179	4,739
Trademark	3,100	3,100
Database	2,100	2,100
	23,653	23,961
Less: accumulated amortization	(10,628)	(12,005)
Total	$13,025	$11,956

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $9.2 million, $31.2 million and $13.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, which has been included in depreciation and amortization within the consolidated statements of operations. Deferred financing costs that relate to our revolving credit facility are included in deferred costs and other intangibles, net within the consolidated balance sheets. Amortization of deferred financing costs that relate to our revolving credit facility was $1.8 million, $2.3 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which has been included in gross interest, prior to interest capitalization (see Note 6).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2017, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Trademark	Database
2018	$3,350	$1,964	$21	$92	$300
2019	—	1,964	2	—	300
2020	—	1,969	—	—	132
2021	—	1,964	—	—	—
2022	—	967	—	—	—
Total	$3,350	$8,828	$23	$92	$732

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 6. Debt

All of the Company's indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of December 31, 2017 and 2016 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2017	December 31, 2016
AH4R 2014-SFR1 securitization (2)	N/A	N/A	$—	$456,074
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	496,326	501,810
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	512,041	517,827
AH4R 2015-SFR1 securitization (3)	4.14%	April 9, 2045	537,723	543,480
AH4R 2015-SFR2 securitization (4)	4.36%	October 9, 2045	467,267	472,043
Total asset-backed securitizations			2,013,357	2,491,234
Exchangeable senior notes	3.25%	November 15, 2018	115,000	115,000
Secured note payable	4.06%	July 1, 2019	48,859	49,828
Revolving credit facility (5)	2.76%	June 30, 2022	140,000	—
Term loan facility (6)	2.91%	June 30, 2022	200,000	325,000
Total debt (7)			2,517,216	2,981,062
Unamortized discount on exchangeable senior notes			(895)	(1,883)
Equity component of exchangeable senior notes			(2,408)	(4,969)
Deferred financing costs, net (8)			(38,026)	(51,636)
Total debt per balance sheet			$2,475,887	$2,922,574

(1)	Interest rates are as of December 31, 2017. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2014-SFR1 securitization was paid off in full during the second quarter of 2017.

(3)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(4)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(5)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million, with a fully extended maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of December 31, 2017, plus 1-month LIBOR.

(6)
The term loan facility provides for a borrowing capacity of up to $200.0 million, with a maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of December 31, 2017, plus 1-month LIBOR.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, secured note payable, revolving credit facility and term loan facility as of December 31, 2017 and 2016.

(8)
Deferred financing costs relate to our asset-backed securitizations and our term loan facility. Amortization of deferred financing costs was $6.4 million, $8.5 million and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, which has been included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

During the year ended December 31, 2017, the Company paid off the outstanding principal on the AH4R 2014-SFR1 asset-backed securitization of approximately $455.4 million using proceeds from the Class A common share offering in the first quarter of 2017 and available cash, which resulted in $6.6 million of charges primarily related to the write-off of unamortized deferred financing costs. The payoff of the AH4R 2014-SFR1 asset-backed securitization also resulted in the release of the 3,799 homes pledged as collateral and $9.4 million of restricted cash for lender requirements. During the year ended December 31, 2016, the Company paid off the ARP 2014-SFR1 asset-backed securitization using available cash and borrowings from our credit facilities, which resulted in a $10.7 million charge related to the write-off of the discount on the securitization. The payoff of the ARP 2014-SFR1 asset-backed securitization also resulted in the release of the 2,875 homes pledged as collateral and $10.1 million of restricted cash for lender requirements. Also during 2016, the Company terminated our previous credit facility, which resulted in $2.7 million of charges related

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

to the write-off of unamortized deferred financing costs. There was no early extinguishment of debt during the year ended December 31, 2015. The charges resulting from early extinguishment of debt were included in loss on early extinguishment of debt within the consolidated statements of operations.

Debt Maturities

The following table summarizes the contractual maturities of the Company's debt on a fully extended basis as of December 31, 2017 (in thousands):

2018	$136,723
2019	68,564
2020	20,714
2021	20,714
2022	360,714
Thereafter	1,909,787
Total debt	2,517,216
Unamortized discounts and deferred financing costs (1)	(41,329)
Total debt per balance sheet	$2,475,887

(1)	Includes the unamortized discount and equity component of the exchangeable senior notes and deferred financing costs, net.

Encumbered Properties

The following table displays the number of properties pledged as collateral for the Company's asset-backed securitization loans and secured note payable and the aggregate net book values as of December 31, 2017 and 2016 (in thousands, except property data):

	As of December 31, 2017		As of December 31, 2016
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
AH4R 2014-SFR1 securitization (1)	—	$—	3,803	$575,421
AH4R 2014-SFR2 securitization (2)	4,481	627,988	4,484	650,175
AH4R 2014-SFR3 securitization (3)	4,499	680,788	4,503	706,262
AH4R 2015-SFR1 securitization (4)	4,658	685,055	4,660	710,778
AH4R 2015-SFR2 securitization (5)	4,124	635,612	4,124	658,792
Secured note payable	572	71,868	572	73,780
Total encumbered properties	18,334	$2,701,311	22,146	$3,375,208

(1)
During the years ended December 31, 2017 and 2016, the Company sold 2 and 47 properties, respectively, and had 2 properties that were disqualified for a total release price of $0.7 million and $14.5 million, respectively, which was used to pay down the principal balance on the loan. The AH4R 2014-SFR1 securitization was paid off in full during the second quarter of 2017.

(2)
During each of the years ended December 31, 2017 and 2016, the Company had 3 properties that were disqualified for a total release price of $0.4 million, which was used to pay down the principal balance on the loan.

(3)	During the year ended December 31, 2017, the Company had 4 properties that were disqualified for a total release price of $0.5 million, which was used to pay down the principal balance on the loan.

(4)
During the years ended December 31, 2017 and 2016, the Company had 2 and 1 properties that were disqualified, respectively, for a total release price of $0.2 million and $0.1 million, respectively, which was used to pay down the principal balance on the loan.

(5)	During the year ended December 31, 2016, the Company had 1 property that was disqualified for a total release price of $0.1 million, which was used to pay down the principal balance on the loan.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Unsecured Senior Notes

In February 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2018. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before estimated offering costs of $1.5 million. The Operating Partnership intends to use the net proceeds from this issuance for general corporate purposes, including, without limitation, acquisition of properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the Indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes have been initially guaranteed by American Residential Properties OP, L.P., (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Operating Partnership, but such guarantee will be automatically released at the time that the Guarantor Subsidiary no longer guarantees our credit facility. Including the effect of a cash flow hedging instrument settled in February 2018 (see Note 14), the 2028 Notes yield an effective interest rate of 4.08%.

Asset-backed Securitizations

General Terms

As of December 31, 2017, the Company has completed multiple asset-backed securitizations, all of which have certain general characteristics in common. The asset-backed securitization transactions resulted in newly-formed special purpose entities (the “Borrowers”), which entered into loans with third-party lenders. The Borrowers are each wholly owned by respective special purpose entities (the “Equity Owners”), which are wholly owned by the Operating Partnership. The loans were represented by promissory notes that were immediately transferred by the third-party lenders to subsidiaries of the Company and then to REMIC trusts in exchange for single-family rental pass-through certificates representing all the beneficial ownership interests in the respective loans and trusts. Upon receipt of the certificates, the subsidiaries sold the certificates to investors. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest. The loans require monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount of the loans.

The loans are secured by first priority mortgages on pools of single-family residential properties transferred to the Borrowers from the Company’s portfolio of properties. The Borrowers’ homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loans, the Borrowers’ properties may not generally be transferred, sold or otherwise securitized, the Company can substitute properties only if a property owned by the Borrowers becomes a disqualified property under the terms of the loan, and the Borrowers are limited in their ability to incur any additional indebtedness. The loans are also secured by a security interest in all of the Borrowers’ personal property and a pledge of all of the assets of the Equity Owners, including a security interest in their membership interests in the Borrowers. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loans and all other obligations under the loan agreements in the event of insolvency or bankruptcy proceedings.

The Company has accounted for the transfers of the notes from its subsidiaries to the trusts as sales under ASC 860, Transfers and Servicing, with no resulting gain or loss as the notes were both originated by the third party lenders and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trusts. Accordingly, the Company consolidates, at historical cost basis, the homes placed as collateral for the notes, and the principal balances outstanding on the notes are included in asset-backed securitizations, net within the consolidated balance sheets.

The loan agreements provide that the Borrowers maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreements define the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

service for the 12-month period following the date of determination. As of December 31, 2017 and 2016, the Company was in compliance with all covenants under the loan agreements.

AH4R 2014-SFR1 Securitization

The AH4R 2014-SFR1 securitization, which was completed in May 2014, was a two-year, floating rate loan for $481.0 million, comprised of six floating rate components computed monthly based on 1-month LIBOR for each interest period plus a fixed component spread for each of the six components resulting in a duration-weighted blended interest rate of LIBOR plus 1.54%, subject to a LIBOR floor of 0.25%. In addition, the Company entered into an interest rate cap agreement for the initial two year term of the loan, with a LIBOR based strike rate equal to 3.85%. The loan had three, 12-month extensions at the Borrower's option, resulting in a fully extended maturity date of June 9, 2019. The loan was originally secured by first priority mortgages on a pool of 3,852 single-family residential properties. Gross proceeds from the transaction were $481.0 million, before issuance costs of $14.9 million, and were used to pay down the outstanding balance on the credit facility. During the second quarter of 2017, the Company paid off the AH4R 2014-SFR1 asset-backed securitization in full.

AH4R 2014-SFR2 Securitization

The AH4R 2014-SFR2 securitization, which was completed in September 2014, is a fixed-rate loan for $513.3 million with a 10-year term, maturity date of October 9, 2024, and a duration-adjusted weighted-average interest rate of 4.42%. The loan was originally secured by first priority mortgages on a portfolio of 4,487 single-family residential properties. Also, in addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. The Company has evaluated the purchased Class F certificates as a variable interest in the trust and has concluded that the Class F certificates will not absorb a majority of the trust's expected losses or receive a majority of the trust's expected residual returns. Additionally, the Company has concluded that the Class F certificates do not provide the Company with any ability to direct activities that could impact the trust's economic performance. The Company does not consolidate the trust and the $25.7 million of purchased Class F certificates have been reflected as asset-backed securitization certificates in the Company's consolidated balance sheets and as amounts due from affiliates in the Operating Partnership's consolidated balance sheets. Gross proceeds to the Company from the transaction, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

AH4R 2014-SFR3 Securitization

The AH4R 2014-SFR3 securitization, which was completed in November 2014, is a fixed-rate loan for $528.4 million with a 10-year term, maturity date of December 9, 2024, and a duration-adjusted weighted-average interest rate of 4.40%. The loan was originally secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the Borrower. Gross proceeds from the transaction were $528.4 million, before issuance costs of $12.9 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

AH4R 2015-SFR1 Securitization

The AH4R 2015-SFR1 securitization, which was completed in March 2015, is a fixed-rate loan for $552.8 million with a 30-year term, maturity date of April 9, 2045, and a duration-adjusted weighted-average interest rate of 4.14%. The loan was originally secured by first priority mortgages on a pool of 4,661 single-family residential properties owned by the Borrower and has an anticipated repayment date of April 9, 2025. Gross proceeds from the transaction were $552.8 million, before issuance costs of $13.3 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

AH4R 2015-SFR2 Securitization

The AH4R 2015-SFR2 securitization, which was completed in September 2015, is a fixed-rate loan for $477.7 million with a 30-year term, maturity date of October 9, 2045, and a duration-adjusted weighted-average interest rate of 4.36%. The loan was originally secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the Borrower and has an anticipated repayment date of October 9, 2025. Gross proceeds from the transaction were $477.7 million, before issuance costs of $11.3 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Exchangeable Senior Notes, Net

In connection with the ARPI Merger on February 29, 2016 (see Note 10), the Company assumed $115.0 million of 3.25% exchangeable senior notes due November 15, 2018. The exchangeable senior notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Interest is payable in arrears on May 15 and November 15 of each year, which began on May 15, 2016, until the maturity date. The Operating Partnership’s obligations under the exchangeable senior notes are fully and unconditionally guaranteed by a subsidiary of the Company. The exchangeable senior notes bear interest at a rate of 3.25% per annum and contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, the Company's Class A common shares or a combination of cash and the Company's Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. Settlements for cash will be paid for by the Operating Partnership, while settlements for the Company's Class A common shares will be issued by AH4R with the Operating Partnership issuing an equivalent number of Class A units to AH4R. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to the Company's shares resulting from the ARPI Merger. The current exchange rate as of December 31, 2017, was 55.2716 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on the Company's Class A common share price and distributions to common shareholders.

Prior to the close of business on the business day immediately preceding August 15, 2018, the notes will be exchangeable at the option of the holders only under the following circumstances: (1) during any calendar quarter beginning after December 31, 2013 (and only during such quarter) if the closing sale price per share of our common stock is more than 130% of the then-current exchange price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the 5 consecutive business-day period following any 5 consecutive trading-day period in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing sale price per share of our common stock multiplied by the then-current exchange rate; or (3) upon the occurrence of specified corporate transactions described in the indenture. On or after August 15, 2018, the notes will be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date. Subject to its election to satisfy its exchange obligations entirely in shares of our common stock, upon exchange, the Operating Partnership will pay or deliver, as the case may be, to exchanging holders in respect of each $1,000 principal amount of notes being exchanged a settlement amount either solely in cash, solely in common shares or in a combination of cash and shares of the Company's common stock.

The fair value of the exchangeable senior notes, which was calculated using a binomial lattice model at the time of assumption, was $112.3 million, representing the $115.0 million face value less a discount of $2.7 million, which is being amortized using the effective interest method over the term of the notes. The amount recorded to exchangeable senior notes, net at the time of assumption was $105.3 million, which represents the fair value of $112.3 million, less the fair value of the exchange settlement feature of the notes of $7.0 million, which was calculated using a straight-debt rate of 6.7% at the time of assumption. The fair value of the exchange settlement feature is being amortized using the effective interest method over the term of the notes.

As of December 31, 2017, the exchangeable senior notes had a balance of $111.7 million in the consolidated balance sheets, which was net of an unamortized discount of $0.9 million and $2.4 million of unamortized fair value of the exchange settlement feature, which was included in additional paid-in capital within the Company's consolidated balance sheets and was included in general partner's common capital within the Operating Partnership's consolidated balance sheets.

Secured Note Payable

In December 2014, as part of the Company's bulk portfolio acquisition of 914 homes, (the "Ellington Portfolio Acquisition"), the Company assumed a $51.6 million secured note payable, which is secured by a first priority mortgage on 583 of the acquired homes, bears interest at 4.06%, matures on July 1, 2019, and contains certain required covenants, including a minimum debt service coverage ratio of 1.47 to 1.00. As of December 31, 2017 and 2016, the secured note payable had a balance of $48.9 million and $49.8 million, respectively, in the consolidated balance sheets.

Credit Facilities

During 2016, the Company entered into a $1.0 billion credit agreement, which was subsequently amended in June 2017. The amendment expanded our borrowing capacity on the revolving credit facility to $800.0 million and reduced the term loan facility to

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

$200.0 million. The amendment also lowered our cost of borrowing and provides a more flexible borrowing structure. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. Borrowings under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%. In each case, the actual margin is determined based on the Company's credit ratings in effect from time to time. Based on current corporate ratings for LIBOR-based borrowings as of December 31, 2017, the revolving credit facility bears interest at 1-month LIBOR plus 1.20%, and the term loan facility bears interest at 1-month LIBOR plus 1.35%. The credit agreement includes an accordion feature allowing the revolving credit facility or the term loan facility to be increased to an aggregate amount not to exceed $1.75 billion, subject to certain conditions. The revolving credit facility matures on June 30, 2021, with two six-month extension options at the Company's election upon payment of an extension fee, and the term loan facility matures on June 30, 2022. No amortization payments are required on the term loan facility prior to the maturity date. The credit agreement requires that we maintain certain financial covenants. As of December 31, 2017, the Company had $140.0 million of outstanding borrowings against the revolving credit facility, $200.0 million of outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facilities and amortization of deferred financing costs, the discounts on the ARP 2014-SFR1 securitization and exchangeable senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Gross interest cost	$118,276	$133,137	$98,103
Capitalized interest	(5,656)	(2,290)	(8,690)
Interest expense	$112,620	$130,847	$89,413

Note 7. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Accounts payable	$1,726	$9
Accrued property taxes	47,765	46,091
Other accrued liabilities	31,788	31,262
Accrued distribution payable	26,982	—
Accrued construction and maintenance liabilities	17,928	9,899
Resident security deposits	75,951	70,430
Prepaid rent	20,727	19,515
Total	$222,867	$177,206

Note 8. Shareholders' Equity / Partners' Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Shares / Units

Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for AH4R's Class A

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

common shares on a one-for-one basis. AH4R owned 83.8% and 81.4% of the total 342,099,865 and 298,931,517 Class A units outstanding as of December 31, 2017 and 2016, respectively.

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

During the first quarter of 2016, the Company issued 36,546,170 Class A common shares, $0.01 par value per share, in connection with the ARPI Merger. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the transaction consideration. During the first quarter of 2016, the Operating Partnership also issued 1,343,843 Class A units to certain former ARPI employees in connection with the ARPI Merger (see Note 10).

At-the-Market Common Share Offering Program
In November 2016, the Company established an at-the-market common share offering program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million (the "Original At-the-Market Program"). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. During the year ended December 31, 2017, the Company issued and sold 2.0 million Class A common shares under the Original At-the-Market Program for gross proceeds of $46.2 million, or $22.74 per share, and net proceeds of $45.6 million, after commissions and other expenses of approximately $0.6 million. During the year ended December 31, 2016, the Company issued and sold 4.9 million Class A common shares under the Original At-the-Market Program for gross proceeds of $104.0 million, or $21.13 per share, and net proceeds of $102.8 million, after commissions and other expenses of approximately $1.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced in August 2017 with an at-the-market common share offering program with a $500.0 million capacity with the same terms (the "At-the-Market Program"). As of December 31, 2017, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In September 2015, the Company announced that its board of trustees approved a share repurchase program authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the year ended December 31, 2017, we did not repurchase or retire any of our Class A common shares. During the year ended December 31, 2016, we repurchased and retired 6.2 million of our Class A common shares, on a settlement date basis, in accordance with the program at a weighted-average price of $15.44 per share and a total price of $96.0 million. As of December 31, 2017, we had a remaining repurchase authorization of $146.7 million under the program. This program was replaced in February 2018 when the Company's board of trustees approved a new share repurchase program with the same terms, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares.

Class B Common Shares

Former AH LLC members received 635,075 Class B common shares in connection with their contributions of properties and funds to the Company. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the proceeds and properties contributed in the transaction. Each Class B common share generally entitles the holder to 50 votes on

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

all matters that the holders of Class A common shares are entitled to vote. The issuance of Class B common shares to former AH LLC members allows former AH LLC members a voting right associated with their investment in the Company no greater than if they had solely received Class A common shares. Additionally, when the voting interest from Class A common shares and Class B common shares are added together, a shareholder is limited to a 30% total voting interest. Each Class B common share has the same economic interest as a Class A common share.

Participating Preferred Shares / Units

Participating preferred shares represent non-voting preferred equity interests in the Company and entitle holders to a cumulative annual cash dividend equal to 5.5% for the Series C participating preferred shares of an initial liquidation preference of $25 per share. The Operating Partnership issues an equivalent number of corresponding participating preferred units to AH4R in exchange for the net proceeds from the share issuance. Any time between March 31, 2018, and March 31, 2021 (the "initial redemption period"), the Company has the option to redeem the Series C participating preferred shares for cash or Class A common shares, at a redemption price equal to the initial liquidation preference, adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets (the "HPA adjustment"). During the initial redemption period, the amount payable upon redemption will be subject to a cap, such that the total internal rate of return, when considering the initial liquidation preference, the HPA adjustment and dividends up to, but excluding, the date of redemption, will not exceed 9.0%. If the Series C participating preferred shares have not been redeemed by the end of the initial redemption period, the initial liquidation preference of $25 per share will be adjusted by the HPA adjustment as of March 31, 2021 (the "adjusted liquidation preference") and the cumulative annual cash dividend rate will be prospectively increased to 10% of the adjusted liquidation preference. Any time after March 31, 2021, the Company has the option to redeem the preferred shares for cash or Class A common shares, at a redemption price equal to the adjusted liquidation preference. Because the HPA adjustment meets the definition of a derivative under ASC 815, Derivatives and Hedging, and is not clearly and closely related to the economic characteristics and risks of the underlying preferred shares, the fair value of the HPA adjustment has been reflected as a liability in the consolidated balance sheets and is adjusted to fair value each period and included in remeasurement of participating preferred shares in the consolidated statements of operations (see Note 14).

During the second quarter of 2014, the Company issued 7,600,000 5.5% Series C participating preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $190.0 million before offering costs of $9.7 million. The Operating Partnership issued an equivalent number of the same class of participating preferred units to AH4R in exchange for the net proceeds from the share issuance.

During the fourth quarter of 2013 and the first quarter of 2014, the Company issued 4,400,000 5.0% Series B participating preferred shares in an underwritten public offering which raised gross proceeds of $110.0 million before offering costs of $6.6 million. The Operating Partnership issued an equivalent number of the same class of participating preferred units to AH4R in exchange for the net proceeds from the share issuance.

During the fourth quarter of 2013, the Company issued 5,060,000 5.0% Series A participating preferred shares in an underwritten public offering, which raised gross proceeds of $126.5 million before offering costs of $7.3 million. The Operating Partnership issued an equivalent number of the same class of participating preferred units to AH4R in exchange for the net proceeds from the share issuance.

As of December 31, 2017, the initial liquidation preference on the Company's participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, for all of the Company's outstanding 5.5% Series C participating preferred shares was $218.2 million. As of December 31, 2017, the Operating Partnership had a liquidation preference on its corresponding participating preferred units for the same amount.

Redemption of Series A and B Participating Preferred Shares

On October 3, 2017, the Company redeemed all 5,060,000 shares of the outstanding 5.0% Series A participating preferred shares and all 4,400,000 shares of the outstanding 5.0% Series B participating preferred shares through a conversion of those participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 12,398,276 total Class A common shares issued from the conversion, based on a conversion ratio of 1.3106 Class A common shares issued per Series A and B participating preferred share. The Operating Partnership

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

also redeemed its corresponding Series A and B participating preferred units through a conversion into Class A units on October 3, 2017. The conversion ratio was calculated by dividing (1) the initial liquidation preference on the Series A and B participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets, plus unaccrued dividends by (2) the one-day volume weighted-average price (“VWAP”) of the Company’s Class A common shares on September 27, 2017, the date the Company delivered the required notice of conversion. As a result of the redemption, the Company recorded a $42.4 million allocation of income to the Series A and B participating preferred shareholders during the year ended December 31, 2017, which represents the initial liquidation value of the Series A and B participating preferred shares in excess of the original equity carrying value of the Series A and B participating preferred shares as of the redemption date. The original equity carrying value of the Series A and B participating preferred shares was net of the initial bifurcated home price appreciation derivative liability and offering costs.

Perpetual Preferred Shares / Units

Perpetual preferred shares represent non-voting preferred equity interests in the Company and entitle holders to a cumulative annual cash dividend equal to 6.5% for the Series D cumulative redeemable perpetual preferred shares ("Series D perpetual preferred shares"), 6.35% for the Series E cumulative redeemable perpetual preferred shares ("Series E perpetual preferred shares"), 5.875% for the Series F cumulative redeemable perpetual preferred shares ("Series F perpetual preferred shares") and 5.875% for the Series G cumulative redeemable perpetual preferred shares ("Series G perpetual preferred shares"), which is applied to the liquidation preference at issuance of $25 per share. The Operating Partnership issues an equivalent number of corresponding perpetual preferred units for the given class to AH4R in exchange for the net proceeds from the share issuances. The Company may, at its option, redeem the perpetual preferred shares for cash, in whole or in part, from time to time, at any time on or after May 24, 2021, for the Series D perpetual preferred shares, June 29, 2021, for the Series E perpetual preferred shares, April 24, 2022, for the Series F perpetual preferred shares and July 17, 2022, for the Series G perpetual preferred shares or within 120 days after the occurrence of a change in control at a redemption price equal to the $25 per share liquidation preference, plus any accumulated and unpaid dividends.

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

During the second quarter of 2016, the Company issued 9,200,000 6.35% Series E perpetual preferred shares in an underwritten public offering, raising gross proceeds of $230.0 million before offering costs of $7.5 million. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

Also during the second quarter of 2016, the Company issued 10,750,000 6.5% Series D perpetual preferred shares in an underwritten public offering and concurrent private placement, raising gross proceeds of $268.8 million before offering costs of $8.5 million. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

Conversion of Series C Convertible Units into Class A Units

The Series C convertible units represented voting equity interests in the Operating Partnership owned by former AH LLC members. On February 28, 2016, the third anniversary of their original issue date, the 31,085,974 Series C convertible units converted into Class A units on a one-for-one basis in accordance with their terms.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Conversion of Series E Convertible Units into Series D Convertible Units

The Series E convertible units represented non-voting equity interests in the Operating Partnership. The Series E convertible units did not participate in any distributions and were convertible into Series D convertible units, subject to an earn-out provision, which was met in full and, therefore, the 4,375,000 Series E convertible units were converted into Series D convertible units on a one-for-one basis on February 29, 2016. The fair value of the Series D convertible units was estimated using a Monte Carlo simulation model, which was primarily driven by the most recent trading price of the Company’s Class A common shares into which the Series D convertible units are ultimately convertible. Based on this valuation, the conversion of Series E convertible units into Series D convertible units resulted in a gain of $11.5 million which was recorded in gain on conversion of Series E units within the consolidated statements of operations. Additionally, the Series E convertible units had a $2.8 million contingent beneficial conversion feature that represents a return to the Series E convertible unit holders in the form of additional noncontrolling interest, calculated as the difference between the estimated fair value of the Series D units and the Class A units at the time of the conversion of the Series E units into Series D units in February 2016. The contingent beneficial conversion feature was recognized when the contingency was met, which occurred when the Series D units converted into Class A units on September 30, 2016.

Conversion of Series D Convertible Units into Class A Units

The Series D convertible units represented non-voting equity interests in the Operating Partnership owned by former AH LLC members and began participating in distributions, representing 70% of distributions declared on Class A units, 30 months after their issuance. The Series D convertible units were automatically convertible into Class A units on a one-for-one basis only after the later of (1) 30 months after the date of issuance and (2) the earlier of (i) the date on which adjusted funds from operations per Class A common share aggregated to $0.80 or more over four consecutive quarters following the original issuance date of the units and (ii) the date on which the daily closing price of our Class A common shares on the NYSE averaged $18.00 or more for two consecutive quarters following the original issuance date of the units. On September 30, 2016, the above-referenced conversion contingency was met and the 8,750,000 Series D convertible units (including the 4,375,000 Series E units that converted into Series D units on February 29, 2016) were converted into Class A units on a one-for-one basis, which resulted in a $7.6 million noncash charge (including $2.8 million from the Series E units that converted to Series D units on February 29, 2016) that was included in noncontrolling interest within the consolidated statements of operations. The noncash charge relates to a contingent beneficial conversion feature that represents a return to the Series D convertible unit holders in the form of additional noncontrolling interest, calculated as the difference between the estimated fair value of the Series D units and the Class A units at the time of their respective issuances, which was recognized when the contingency was met.

Distributions

To qualify as a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. During the year ended December 31, 2017, the Company's board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $0.94 per share on our 5.0% Series A participating preferred shares (prior to their conversion to Class A common shares on October 3, 2017), $0.94 per share on our 5.0% Series B participating preferred shares (prior to their conversion to Class A common shares on October 3, 2017), $1.38 per share on our 5.5% Series C participating preferred shares, $1.63 per share on our 6.5% Series D perpetual preferred shares, $1.59 per share on our 6.35% Series E perpetual preferred shares, $1.01 per share on our 5.875% Series F perpetual preferred shares and $0.67 per share on our 5.875% Series G perpetual preferred shares. During the year ended December 31, 2016, the Company's board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.25 per share on our 5.0% Series B participating preferred shares, $1.38 per share on our 5.5% Series C participating preferred shares, $0.98 per share on our 6.5% Series D perpetual preferred shares, $0.80 per share on our 6.35% Series E perpetual preferred shares, $0.07 per unit on our Series C convertible units (prior to their conversion to Class A units on February 28, 2016) and $0.11 per unit on our Series D convertible units (prior to their conversion to Class A units on September 30, 2016). During the year ended December 31, 2015, the Company's board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.25 per share on our 5.0% Series B participating preferred shares, $1.38 per share on our 5.5% Series C participating preferred shares and $0.60 per unit on our Series C convertible units. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Operating Partnership. Former AH LLC members owned 54,276,644, or approximately 15.9% and 18.2%, of the total 342,099,865 and 298,931,517 Class A units in the Operating Partnership as of December 31, 2017 and 2016, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 1,073,509 and 1,279,316, or approximately 0.3% and 0.4% of the total 342,099,865 and 298,931,517 Class A units in the Operating Partnership as of December 31, 2017 and 2016, respectively. Also included in noncontrolling interest is the outside ownership interest in a consolidated subsidiary of the Operating Partnership.

The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company's consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Preferred income allocated to Series C convertible units	$—	$3,027	$18,792
Net loss allocated to Class A units	(4,648)	(6,417)	(4,282)
Net income allocated to Series D convertible units	—	134	—
Beneficial conversion feature related to Series D and E convertible units	—	7,569	—
Net income (loss) allocated to noncontrolling interests in certain consolidated subsidiaries	141	(562)	(157)
	$(4,507)	$3,751	$14,353

Noncontrolling interest as reflected in the Operating Partnership's consolidated balance sheets consists solely of the outside ownership interest in a consolidated subsidiary of the Operating Partnership. Income and loss allocated to the Operating Partnership's noncontrolling interest is reflected in noncontrolling interest within the Operating Partnership's consolidated statements of operations. The Operating Partnership units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company's consolidated balance sheets are reflected as limited partner capital in the Operating Partnership's consolidated balance sheets.

2012 Equity Incentive Plan

In 2012, the Company adopted the 2012 Equity Incentive Plan (the "Plan") to provide persons with an incentive to contribute to the success of the Company and to operate and manage our business in a manner that will provide for the Company's long-term growth and profitability. The Plan provides for the issuance of up to 6,000,000 Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, restricted stock, unrestricted shares, dividend equivalent rights and performance-based awards. The Plan terminates in November 2022, unless it is earlier terminated by the Company's board of trustees. The Company's employees are compensated through the Operating Partnership, including share-based compensation. When the Company issues Class A common shares under the Plan, the Operating Partnership issues an equivalent number of Class A units to AH4R.

During the year ended December 31, 2017, the Company granted stock options for 385,200 Class A common shares and 174,400 restricted stock units to certain employees of the Company. During the year ended December 31, 2016, the Company granted stock options for 708,000 Class A common shares and 74,100 restricted stock units to certain employees of the Company. During the year ended December 31, 2015, the Company granted stock options for 588,500 Class A common shares and 44,000 restricted stock units to certain employees of the Company.

All of the options and restricted stock units granted during the years ended December 31, 2017, 2016 and 2015, vest over four years and expire 10 years from the date of grant. Noncash share-based compensation expense related to these options is based on the estimated fair value on the date of grant and is recognized in expense over the service period.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

The following table summarizes stock option activity under the Plan for the years ended December 31, 2017, 2016 and 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at December 31, 2014	2,165,000	$16.17	8.8	$1,890
Granted	588,500	16.49
Exercised	(16,600)	15.16		19
Forfeited	(252,500)	16.57
Options outstanding at December 31, 2015	2,484,400	$16.22	8.0	$1,225
Granted	708,000	14.15
Exercised	(196,000)	16.18		790
Forfeited	(169,900)	16.38
Options outstanding at December 31, 2016	2,826,500	$15.69	7.6	$14,956
Granted	385,200	23.38
Exercised	(74,000)	15.65		520
Forfeited	(85,250)	16.24
Options outstanding at December 31, 2017	3,052,450	$16.65	6.9	$16,421
Options exercisable at December 31, 2017	1,782,750	$15.92	6.1	$10,558

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Weighted-average fair value	$3.82	$2.82	$4.57
Expected term (years)	7.0	7.0	7.0
Dividend yield	3.0%	3.0%	3.0%
Volatility	21.3%	27.3%	35.9%
Risk-free interest rate	2.2%	1.5%	1.9%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Restricted stock units at beginning of period	130,150	91,650	85,000
Units awarded	174,400	74,100	44,000
Units vested	(42,475)	(27,250)	(22,000)
Units forfeited	(18,200)	(8,350)	(15,350)
Restricted stock units at end of the period	243,875	130,150	91,650

For the for the years ended December 31, 2017, 2016 and 2015, total non-cash share-based compensation expense related to stock options and restricted stock units was $4.2 million, $3.6 million and $3.1 million, respectively, of which $2.6 million, $2.1 million and $1.9 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $1.6 million, $1.5 million and $1.2 million, respectively, related to centralized and field property management employees and was included in property management expenses within the consolidated statements of operations.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

As of December 31, 2017, there was a total unrecognized compensation cost of $2.9 million for unvested stock options and $3.7 million for unvested restricted stock units. The unrecognized compensation cost for unvested stock options and restricted stock units is expected to be recognized over a weighted-average period of 2.22 and 2.91 years, respectively.

Note 9. Related Party Transactions

As of December 31, 2017 and 2016, affiliates owned approximately 12.1% and 11.4%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 54,018,819 Class A units as of December 31, 2017 and 2016) an approximate 26.1% and 27.6% interest at December 31, 2017 and 2016, respectively.

Concurrently with the Company's public offering of Class A common shares in the first quarter of 2017, the Chairman of the Company's Board of Trustees, B. Wayne Hughes, purchased $50.0 million of the Company's Class A common shares in a private placement at the public offering price. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

American Homes 4 Rent

As of December 31, 2017, the Company had $4.7 million of accrued common and preferred distributions, which was included in amounts payable to affiliates in the Company's consolidated balance sheets, compared to a receivable from affiliates of $5.2 million as of December 31, 2016, primarily related to expense reimbursements due from a joint venture, which was included in escrow deposits, prepaid expenses and other assets within the Company's consolidated balance sheets.

American Homes 4 Rent, L.P.

As of December 31, 2017, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates in the Operating Partnership's consolidated balance sheets, and had amounts payable to affiliates of $4.7 million related to accrued common and preferred distributions, which was included in amounts payable to affiliates in the Operating Partnership's consolidated balance sheets. As of December 31, 2016, the Operating Partnership has a receivable from affiliates of $30.9 million related to the asset-backed securitization certificates held by AH4R, as well as expense reimbursements due from a joint venture, which was included in amounts due from affiliates within the Operating Partnership's consolidated balance sheets.

Note 10. Acquisitions

2016 Acquisition

Merger with American Residential Properties, Inc.

On February 29, 2016, the Company completed a merger with American Residential Properties, Inc. ("ARPI"), in which ARPI merged with and into a wholly owned subsidiary of the Operating Partnership in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity (the "ARPI Merger"). The purpose of this acquisition was to solidify our position as the largest public owner and operator of single-family rental properties, as of the acquisition date, increase scale and achieve operating synergies. ARPI’s portfolio was substantially similar to our own, met our high quality portfolio standards and the acquisition of their portfolio has allowed us to add density in key markets. As a result of the ARPI Merger, each holder of ARPI common stock received 1.135 of the Company's Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership received 1.135 Class A units of the Operating Partnership. The Company issued 36,546,170 Class A common shares in connection with the ARPI Merger, for which the Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the transaction consideration. Additionally, the Operating Partnership issued 1,343,843 Class A units to certain former ARPI employees in connection with the ARPI Merger. The total Class A shares and units issued in connection with the ARPI Merger represented 12.7% of the total common units of the Operating Partnership, on a fully diluted basis assuming the conversion of convertible units into common units, as of the acquisition date. The equity transaction consideration of $530.5 million was calculated based on the 36,546,170 Class A common shares and 1,343,843 Class A units issued in connection with the ARPI Merger valued at the Company’s closing share price on the acquisition date of $14.00 per share. Transaction costs incurred by the Company related to the ARPI Merger totaled $7.4 million, of which $5.8 million and $1.6 million was incurred

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

during the years ended December 31, 2016 and 2015, respectively.

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

Since the completion of the ARPI Merger, the Company has consolidated the 8,936 single-family properties acquired as part of the transaction and the related results of these operations are reflected in the Company’s and the Operating Partnership's consolidated financial statements.

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

Pro Forma Supplemental Information

The following table presents the Company’s supplemental consolidated pro forma total revenues and net loss as if the ARPI Merger had occurred on January 1, 2015 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015
Pro forma total revenues (1)	$900,958	$754,710
Pro forma net loss (1)	$(8,989)	$(54,995)
Pro forma net loss per share / unit (1)	$(0.22)	$(0.37)

(1)	This unaudited pro forma supplemental information does not purport to be indicative of what our operating results would have been had the ARPI Merger occurred on January 1, 2015.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

2015 Acquisition

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

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company's computation of net income or loss per common share on a basic and diluted basis for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$76,492	$10,446	$(47,948)
Less:
Noncontrolling interest	(4,507)	3,751	14,353
Dividends on preferred shares	60,718	40,237	22,276
Redemption of participating preferred shares	42,416	—	—
Numerator for loss per common share–basic and diluted	$(22,135)	$(33,542)	$(84,577)

Denominator:
Weighted-average common shares outstanding–basic and diluted (1)	264,254,718	234,010,168	210,600,111

Net loss per common share–basic and diluted	$(0.08)	$(0.14)	$(0.40)

(1)
The computation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, excludes an aggregate of 17,084,135, 32,914,593 and 19,636,050 potentially dilutive securities, respectively, which include a combination of participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods. The effect of the potential conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership's computation of net income or loss per common unit on a basic and diluted basis for the years ended December 31, 2017, 2016 and 2015 (in thousands, except unit and per unit data):

	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$76,492	$10,446	$(47,948)
Less:
Noncontrolling interest	141	(562)	(157)
Preferred distributions	60,718	40,237	22,276
Redemption of participating preferred units	42,416	—	—
Income allocated to Series C and D limited partners	—	10,730	20,212
Numerator for loss per common unit–basic and diluted	$(26,783)	$(39,959)	$(90,279)

Denominator:
Weighted-average common units outstanding (1)	319,753,206	277,912,532	225,040,781

Net loss per common unit–basic and diluted	$(0.08)	$(0.14)	$(0.40)

(1)    The computation of diluted earnings per unit for the years ended December 31, 2017, 2016 and 2015, excludes an aggregate of 17,084,135, 32,914,593 and 19,636,050 potentially dilutive securities, respectively, which include a combination of participating preferred units, exchangeable senior notes, common units issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods.

Zero, $0.61 and $0.60 of net income per basic and diluted unit were allocated to Series C convertible units during the years ended December 31, 2017, 2016 and 2015, respectively, and zero, $1.32 and zero of net income per basic and diluted unit were allocated to Series D convertible units during the years ended December 31, 2017, 2016 and 2015, respectively. There was no income or loss allocated to Series E convertible units during the years ended December 31, 2017, 2016 and 2015.

Note 12. Commitments and Contingencies

As part of our operations, we lease office space for our corporate and property management offices under non-cancelable operating lease agreements, which expire on various dates through 2023.

Rent expense related to our operating leases for the years ended December 31, 2017, 2016 and 2015, was as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Rent expense	$2,614	$2,124	$2,099
Less: income from subleases	(418)	(187)	(9)
Net rent expense	$2,196	$1,937	$2,090

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Future lease obligations under our operating leases as of December 31, 2017, were as follows (in thousands):

Year
2018	$1,113
2019	1,046
2020	739
2021	543
2022	397
Thereafter	55
Total lease commitments	3,893
Less: income from subleases	—
Net lease commitments	$3,893

As of December 31, 2017, the Company had commitments to acquire 520 single-family properties for an aggregate purchase price of $128.1 million, as well as $24.0 million in land purchase commitments. As of December 31, 2016, the Company had commitments to acquire 118 single-family properties for an aggregate purchase price of $37.8 million, as well as $3.9 million in land purchase commitments.

As of December 31, 2017 and 2016, the Company had sales in escrow for approximately 69 and 57 of our single-family properties, respectively, for aggregate selling prices of $7.0 million and $6.6 million, respectively.

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On January 16, 2018, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “Trading in Silver Bay Realty Trust Corp.” The letter enclosed a subpoena that requests us to produce certain documents and communications, including those related to our communications and agreements with Silver Bay Realty Trust Corp. (“Silver Bay”), communications with Silver Bay’s financial advisor, and our purchases, sales and holdings of Silver Bay stock. We purchased Silver Bay stock in 2016 and 2017 and then sold all of our holdings in 2017 for a profit of approximately $3.0 million. We intend to cooperate fully with the SEC in connection with this matter. We do not believe this matter will have a material adverse impact on our financial position or results of operations upon resolution.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 13. Noncash Transactions

On February 29, 2016, the Company completed the ARPI Merger in a stock-for-stock transaction. Each holder of ARPI common stock received 1.135 of the Company's Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI's operating partnership received 1.135 Class A units of the Operating Partnership. The Company issued 36,546,170 Class A common shares in connection with the ARPI Merger, for which the Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the transaction consideration. Additionally, the Operating Partnership issued 1,343,843 Class A units to certain former ARPI employees in connection with the ARPI Merger. The total Class A units issued in connection with the ARPI Merger represented 12.7% of the total common units of the Operating Partnership, on a fully diluted basis assuming the conversion of convertible units into common units, as of the acquisition date (see Note 10).

Note 14. Fair Value

The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company’s participating preferred shares derivative liability and treasury lock are the only financial instruments recorded at fair value on a recurring basis in the consolidated financial statements.

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

The following table displays the carrying values and fair values of our debt instruments as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR1 securitization	$—	$—	$456,074	$465,343
AH4R 2014-SFR2 securitization	496,326	504,730	501,810	510,941
AH4R 2014-SFR3 securitization	512,041	521,252	517,827	530,549
AH4R 2015-SFR1 securitization	537,723	544,592	543,480	553,689
AH4R 2015-SFR2 securitization	467,267	475,832	472,043	483,901
Total asset-backed securitizations (1)	2,013,357	2,046,406	2,491,234	2,544,423
Exchangeable senior notes, net (2)	111,697	147,462	108,148	142,808
Secured note payable	48,859	49,027	49,828	50,053
Revolving credit facility (3)	140,000	140,000	—	—
Term loan facility (4)	200,000	200,000	325,000	325,000
Total debt	$2,513,913	$2,582,895	$2,974,210	$3,062,284

(1)	The carrying values of the asset-backed securitizations exclude $36.0 million and $48.4 million of deferred financing costs as of December 31, 2017 and 2016, respectively.

(2)	The carrying value of the exchangeable senior notes, net is presented net of an unamortized discount.

(3)
As our revolving credit facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%, management believes that the carrying value of the term loan facility reasonably approximates fair value.

(4)
The carrying value of the term loan facility excludes $2.0 million and $3.3 million of deferred financing costs as of December 31, 2017 and 2016, respectively. As our term loan facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%, management believes that the carrying value of the term loan facility reasonably approximates fair value.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Valuation of the participating preferred shares derivative liability considers scenarios in which the participating preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considers certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan statistical areas, or MSAs, as outlined in the agreement. The Series A and B participating preferred shares were redeemed through a conversion into Class A common shares on October 3, 2017 (see Note 8).

In October 2017, in anticipation of the issuance of the 2028 Notes and in order to hedge interest rate risk, the Operating Partnership entered into a treasury lock agreement on a notional amount of $350.0 million, based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and had a fair value of $0.1 million as of December 31, 2017, which was included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets, with a corresponding unrealized gain reflected in other comprehensive income. The treasury lock was settled upon the issuance of the 2028 Notes in February 2018 and resulted in a $9.6 million gain that will be recorded in other comprehensive income and reclassified into earnings as a reduction of interest expense over the term of the 2028 Notes. The treasury lock is classified as Level 2 within the fair value hierarchy as its fair value is estimated using observable inputs, based on the 10-year treasury note rate.

The following tables set forth the fair values of the participating preferred shares derivative liability and treasury lock as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Treasury lock	$—	$75	$—	$75

Liabilities:
Participating preferred shares derivative liability	$—	$—	$29,470	$29,470

	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Participating preferred shares derivative liability	$—	$—	$69,810	$69,810

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

The following tables present changes in the fair values of our Level 3 financial instruments that are measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands):

Description	January 1, 2017	Conversions	Remeasurement included in earnings	December 31, 2017
Liabilities:
Participating preferred shares derivative liability	$69,810	$(37,499)	$(2,841)	$29,470

Description	January 1, 2016	Conversions	Gain and remeasurement included in earnings	December 31, 2016
Liabilities:
Contingently convertible Series E units liability	$69,957	$(58,494)	$(11,463)	$—
Participating preferred shares derivative liability	$62,790	$—	$7,020	$69,810

Changes in inputs or assumptions used to value the participating preferred shares derivative liability may have a material impact on the resulting valuation.

Note 15. Quarterly Financial Information (unaudited)

American Homes 4 Rent

The following table presents the Company's summarized quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2017
Rents from single-family properties	$201,107	$204,648	$207,490	$210,778
Net income	$11,796	$15,066	$19,097	$30,533
Net (loss) income attributable to common shareholders	$(1,490)	$(186)	$1,535	$(21,994)
Net (loss) income attributable to common shareholders per share–basic	$(0.01)	$—	$0.01	$(0.08)
Net loss attributable to common shareholders per share–diluted	$(0.01)	$—	$—	$(0.08)

	Quarter
	First	Second	Third	Fourth (1)
2016
Rents from single-family properties	$167,995	$193,491	$197,137	$198,980
Net income (loss)	$5,028	$(3,753)	$(167)	$9,338
Net (loss) income attributable to common shareholders	$(4,377)	$(10,404)	$(21,152)	$2,391
Net (loss) income attributable to common shareholders per share–basic	$(0.02)	$(0.04)	$(0.09)	$0.01
Net loss attributable to common shareholders per share─diluted	$(0.02)	$(0.04)	$(0.09)	$(0.01)

(1)
In the fourth quarter of 2016, the Company corrected our allocation of income and loss between Operating Partnership unitholders, which resulted in an adjustment to net income (loss) attributable to noncontrolling interest. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, the Company assessed the materiality of this adjustment on our financial statements for the years ended December 31, 2016, 2015 and 2014, as well as the quarters within those annual periods. As a result, the Company recorded a $5.7 million reduction to noncontrolling interest in the consolidated balance sheet as of December 31, 2016, as well as a corresponding reduction to net income attributable to noncontrolling interest in the consolidated statement of operations for the three months ended December 31, 2016. Prior quarter and prior year amounts have not been revised as the effect was immaterial.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

American Homes 4 Rent, L.P.

The following table presents the Operating Partnership's summarized quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per unit data):

	Quarter
	First	Second	Third	Fourth
2017
Rents from single-family properties	$201,107	$204,648	$207,490	$210,778
Net income	$11,796	$15,066	$19,097	$30,533
Net (loss) income attributable to common unitholders	$(1,829)	$(217)	$1,875	$(26,612)
Net (loss) income attributable to common unitholders per unit–basic	$(0.01)	$—	$0.01	$(0.08)
Net loss attributable to common unitholders per unit–diluted	$(0.01)	$—	$—	$(0.08)

	Quarter
	First	Second	Third	Fourth
2016
Rents from single-family properties	$167,995	$193,491	$197,137	$198,980
Net income (loss)	$5,028	$(3,753)	$(167)	$9,338
Net loss attributable to common unitholders	$(3,627)	$(11,020)	$(21,179)	$(4,133)
Net loss attributable to common unitholders per unit–basic and diluted	$(0.01)	$(0.04)	$(0.07)	$(0.01)

Note 16. Condensed Consolidating Financial Statements

American Homes 4 Rent, L.P.

The 2028 Notes issued by American Homes 4 Rent, L.P. (the “Parent Company”) have been initially guaranteed by American Residential Properties OP, L.P. (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Parent Company, but such guarantee will be automatically released at the time that the Subsidiary Guarantor no longer guarantees our credit facility. The Parent Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of our properties (collectively, the “Combined Non-Guarantor Subsidiaries”), have not provided a guarantee of the 2028 Notes. Pursuant to Rule 3-10 of Regulation S-X, the following condensed consolidating financial information is provided for the Operating Partnership, including the Parent Company, the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries. This summarized financial information may not necessarily be indicative of the results of operations or financial position had the Parent Company, the Guarantor Subsidiary or the Combined Non-Guarantor Subsidiaries operated as independent entities. In addition, the Operating Partnership acquired the Guarantor Subsidiary on February 29, 2016. Accordingly, the information presented for the Guarantor Subsidiary does not reflect a full year of operating results for 2016. All intercompany balances and transactions between the Parent Company, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries have been eliminated as shown in the “Consolidating Adjustments” column. All assets and liabilities have been allocated to the Parent Company, the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries based on legal entity ownership.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets
(Amounts in thousands)

	As of December 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Single-family properties, net	$—	$1,732	$8,063,248	$—	$8,064,980
Cash and cash equivalents	22,157	—	23,999	—	46,156
Restricted cash	14,742	31	121,894	—	136,667
Rent and other receivables, net	114	57	29,973	—	30,144
Intercompany receivables	154,621	—	—	(154,621)	—
Escrow deposits, prepaid expenses and other assets, including due from affiliates	59,271	164	138,082	—	197,517
Investments in subsidiaries	5,889,146	115,303	—	(6,004,449)	—
Deferred costs and other intangibles, net	9,652	—	3,373	—	13,025
Goodwill	120,279	—	—	—	120,279
Total assets	$6,269,982	$117,287	$8,380,569	$(6,159,070)	$8,608,768

Liabilities
Revolving credit facility	$140,000	$—	$—	$—	$140,000
Term loan facility, net	198,023	—	—	—	198,023
Asset-backed securitizations, net	—	—	1,977,308	—	1,977,308
Exchangeable senior notes, net	—	111,697	—	—	111,697
Secured note payable	—	—	48,859	—	48,859
Accounts payable and accrued expenses	27,566	2,757	192,544	—	222,867
Amounts payable to affiliates	4,720	—	—	—	4,720
Intercompany payables	—	8,428	146,193	(154,621)	—
Participating preferred units derivative liability	29,470	—	—	—	29,470
Total liabilities	399,779	122,882	2,364,904	(154,621)	2,732,944

Capital
Partners' capital:
General partner:
Common units	4,241,266	(5,595)	6,017,014	(6,004,449)	4,248,236
Preferred units	901,318	—	—	—	901,318
Limited partner:
Common units	727,544	—	—	—	727,544
Accumulated other comprehensive income	75	—	—	—	75
Total partners' capital:	5,870,203	(5,595)	6,017,014	(6,004,449)	5,877,173

Noncontrolling interest	—	—	(1,349)	—	(1,349)
Total capital	5,870,203	(5,595)	6,015,665	(6,004,449)	5,875,824

Total liabilities and capital	$6,269,982	$117,287	$8,380,569	$(6,159,070)	$8,608,768

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets (continued)
(Amounts in thousands)

	As of December 31, 2016
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Single-family properties, net	$—	$4,838	$7,543,018	$—	$7,547,856
Cash and cash equivalents	76,913	—	41,886	—	118,799
Restricted cash	—	62	131,380	—	131,442
Rent and other receivables, net	131	144	17,343	—	17,618
Intercompany receivables	133,808	—	—	(133,808)	—
Escrow deposits, prepaid expenses and other assets, including due from affiliates	57,543	170	101,547	—	159,260
Investments in subsidiaries	4,928,974	116,242	—	(5,045,216)	—
Deferred costs and other intangibles, net	7,724	3	4,229	—	11,956
Goodwill	120,279	—	—	—	120,279
Total assets	$5,325,372	$121,459	$7,839,403	$(5,179,024)	$8,107,210

Liabilities
Revolving credit facility	$—	$—	$—	$—	$—
Term loan facility, net	321,735	—	—	—	321,735
Asset-backed securitizations, net	—	—	2,442,863	—	2,442,863
Exchangeable senior notes, net	—	108,148	—	—	108,148
Secured note payable	—	—	49,828	—	49,828
Accounts payable and accrued expenses	1,715	3,708	171,783	—	177,206
Intercompany payables	—	8,393	125,415	(133,808)	—
Participating preferred units derivative liability	69,810	—	—	—	69,810
Total liabilities	393,260	120,249	2,789,889	(133,808)	3,169,590

Capital
Partners' capital:
General partner:
Common units	3,351,022	1,210	5,050,976	(5,045,216)	3,357,992
Preferred units	834,849	—	—	—	834,849
Limited partner:
Common units	746,174	—	—	—	746,174
Accumulated other comprehensive income	67	—	28	—	95
Total partners' capital:	4,932,112	1,210	5,051,004	(5,045,216)	4,939,110

Noncontrolling interest	—	—	(1,490)	—	(1,490)
Total capital	4,932,112	1,210	5,049,514	(5,045,216)	4,937,620

Total liabilities and capital	$5,325,372	$121,459	$7,839,403	$(5,179,024)	$8,107,210

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Operations
(Amounts in thousands)

	For the Year Ended December 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$240	$823,783	$—	$824,023
Fees from single-family properties	—	3	10,724	—	10,727
Tenant charge-backs	—	23	120,058	—	120,081
Other	1,455	—	4,113	—	5,568
Total revenues	1,455	266	958,678	—	960,399

Expenses:
Property operating expenses	—	139	354,935	—	355,074
Property management expenses	—	17	69,695	—	69,712
General and administrative expense	21,136	149	13,447	—	34,732
Interest expense	11,639	7,286	93,695	—	112,620
Acquisition fees and costs expensed	358	—	4,265	—	4,623
Depreciation and amortization	1,516	8	295,766	—	297,290
Hurricane-related charges, net	—	—	7,963	—	7,963
Other expense (income)	388	(86)	4,703	—	5,005
Total expenses	35,037	7,513	844,469	—	887,019

Intercompany income	381	—	497	(878)	—
Intercompany expenses	(497)	—	(381)	878	—
Gain on sale of single-family properties and other, net	3,031	442	3,353	—	6,826
Loss on early extinguishment of debt	—	—	(6,555)	—	(6,555)
Remeasurement of participating preferred units	2,841	—	—	—	2,841
Equity in income of subsidiaries	104,177	35,594	—	(139,771)	—

Net income (loss)	76,351	28,789	111,123	(139,771)	76,492

Noncontrolling interest	—	—	141	—	141
Preferred distributions	60,718	—	—	—	60,718
Redemption of participating preferred units	42,416	—	—	—	42,416

Net (loss) income attributable to common unitholders	$(26,783)	$28,789	$110,982	$(139,771)	$(26,783)

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Operations (continued)
(Amounts in thousands)

	For the Year Ended December 31, 2016
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$436	$757,167	$—	$757,603
Fees from single-family properties	—	4	10,230	—	10,234
Tenant charge-backs	—	16	95,238	—	95,254
Other	612	—	15,186	—	15,798
Total revenues	612	456	877,821	—	878,889

Expenses:
Property operating expenses	—	161	317,149	—	317,310
Property management expenses	—	26	70,698	—	70,724
General and administrative expense	19,339	75	13,654	—	33,068
Interest expense	11,306	5,935	113,606	—	130,847
Acquisition fees and costs expensed	6,119	—	5,324	—	11,443
Depreciation and amortization	1,221	106	297,350	—	298,677
Other	133	60	11,785	—	11,978
Total expenses	38,118	6,363	829,566	—	874,047

Intercompany income	413	—	502	(915)	—
Intercompany expenses	(502)	—	(413)	915	—
Gain on sale of single-family properties and other, net	—	147	14,422	—	14,569
Loss on early extinguishment of debt	(2,724)	—	(10,684)	—	(13,408)
Gain on conversion of Series E units	11,463	—	—	—	11,463
Remeasurement of participating preferred units	(7,020)	—	—	—	(7,020)
Equity in income of subsidiaries	46,884	1	—	(46,885)	—

Net income (loss)	11,008	(5,759)	52,082	(46,885)	10,446

Noncontrolling interest	—	—	(562)	—	(562)
Preferred distributions	40,237	—	—	—	40,237
Income allocated to Series C and D limited partners	10,730	—	—	—	10,730

Net (loss) income attributable to common unitholders	$(39,959)	$(5,759)	$52,644	$(46,885)	$(39,959)

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Year Ended December 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$76,351	$28,789	$111,123	$(139,771)	$76,492
Other comprehensive income (loss):
Unrealized gain on cash flow hedging instruments:
Unrealized gain on cash flow hedging instruments	75	—	—	—	75
Reclassification adjustment for amortization of interest expense included in net income	—	—	(28)	—	(28)
Unrealized gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	(67)	—	—	—	(67)
Other comprehensive income (loss)	8	—	(28)	—	(20)
Comprehensive income	76,359	28,789	111,095	(139,771)	76,472
Comprehensive income attributable to noncontrolling interests	—	—	141	—	141
Preferred distributions	60,718	—	—	—	60,718
Redemption of participating preferred units	42,416	—	—	—	42,416
Comprehensive (loss) income attributable to common unitholders	$(26,775)	$28,789	$110,954	$(139,771)	$(26,803)

	For the Year Ended December 31, 2016
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income (loss)	$11,008	$(5,759)	$52,082	$(46,885)	$10,446
Other comprehensive income:
Unrealized gain on interest rate cap agreement:
Reclassification adjustment for amortization of interest expense included in net income (loss)	—	—	130	—	130
Unrealized gain on investment in equity securities	67	—	—	—	67
Other comprehensive income	67	—	130	—	197
Comprehensive income (loss)	11,075	(5,759)	52,212	(46,885)	10,643
Comprehensive loss attributable to noncontrolling interests	—	—	(562)	—	(562)
Preferred distributions	40,237	—	—	—	40,237
Income allocated to Series C and D limited partners	10,730	—	—	—	10,730
Comprehensive (loss) income attributable to common unitholders	$(39,892)	$(5,759)	$52,774	$(46,885)	$(39,762)

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash (used for) provided by operating activities	$(66,411)	$(4,513)	$456,885	$—	$385,961

Investing activities
Cash paid for single-family properties	—	—	(784,666)	—	(784,666)
Change in escrow deposits for purchase of single-family properties	—	—	(8,937)	—	(8,937)
Net proceeds received from sales of single-family properties and other	14,265	5,156	67,642	—	87,063
Collections from mortgage financing receivables	—	—	268	—	268
Distributions from unconsolidated joint ventures	680	—	8,612	—	9,292
Collections from intercompany notes	9,507	—	—	(9,507)	—
(Investment in) return of investment in subsidiaries	(854,346)	36,533	—	817,813	—
Initial renovations to single-family properties	—	(1,613)	(46,298)	—	(47,911)
Recurring and other capital expenditures for single-family properties	—	—	(37,540)	—	(37,540)
Other purchases of productive assets	(6,657)	—	(48,391)	—	(55,048)
Net cash (used for) provided by investing activities	(836,551)	40,076	(849,310)	808,306	(837,479)

Financing activities
Proceeds from issuance of Class A units	694,765	—	—	—	694,765
Payments of Class A unit issuance costs	(10,637)	—	—	—	(10,637)
Proceeds from issuance of perpetual preferred units	270,000	—	—	—	270,000
Payments of perpetual preferred unit issuance costs	(9,229)	—	—	—	(9,229)
Proceeds from exercise of stock options, net of tax withholding	548	—	—	—	548
Redemptions of Class A units	(169)	—	—	—	(169)
Payments on asset-backed securitizations	—	—	(477,879)	—	(477,879)
Proceeds from revolving credit facility	202,000	—	—	—	202,000
Payments on revolving credit facility	(112,000)	—	—	—	(112,000)
Proceeds from term loan facility	25,000	—	—	—	25,000
Payments on term loan facility	(100,000)	—	—	—	(100,000)
Payments on secured note payable	—	—	(969)	—	(969)
Payments on intercompany notes borrowed	—	—	(9,507)	9,507	—
Intercompany financing and distributions to parent	—	(35,594)	853,407	(817,813)	—
Distributions to common unitholders	(47,234)	—	—	—	(47,234)
Distributions to preferred unitholders	(46,122)	—	—	—	(46,122)
Deferred financing costs paid	(3,974)	—	—	—	(3,974)
Net cash provided by (used for) financing activities	862,948	(35,594)	365,052	(808,306)	384,100

Net decrease in cash, cash equivalents and restricted cash	(40,014)	(31)	(27,373)	—	(67,418)
Cash, cash equivalents and restricted cash, beginning of period	76,913	62	173,266	—	250,241
Cash, cash equivalents and restricted cash, end of period	$36,899	$31	$145,893	$—	$182,823

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(9,263)	$(3,738)	$(87,907)	$—	$(100,908)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$—	$11	$7,953	$—	$7,964
Transfer of term loan borrowings to revolving credit facility	$50,000	$—	$—	$—	$50,000
Transfer of deferred financing costs from term loan to revolving credit facility	$1,524	$—	$—	$—	$1,524
Transfers of completed homebuilding deliveries to properties	$—	$—	$4,536	$—	$4,536
Note receivable related to a bulk sale of properties, net of discount	$5,710	$—	$—	$—	$5,710
Redemption of participating preferred units	$(37,499)	$—	$—	$—	$(37,499)
Accrued distributions to affiliates	$4,720	$—	$—	$—	$4,720
Accrued distributions to non-affiliates	$26,982	$—	$—	$—	$26,982

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Year Ended December 31, 2016
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash (used for) provided by operating activities	$(137,991)	$5,692	$411,166	$—	$278,867

Investing activities
Cash paid for single-family properties	—	—	(252,841)	—	(252,841)
Change in escrow deposits for purchase of single-family properties	—	—	(312)	—	(312)
Cash acquired in noncash business combinations	—	3,317	21,703	—	25,020
Payoff of credit facility in connection with ARPI merger	(350,000)	—	—	—	(350,000)
Net proceeds received from sales of single-family properties and other	—	603	87,987	—	88,590
Net proceeds received from sales of non-performing loans	—	—	47,186	—	47,186
Purchase of commercial office buildings	(20,056)	—	(7,049)	—	(27,105)
Collections from mortgage financing receivables	—	—	19,425	—	19,425
Distributions from unconsolidated joint ventures	7,200	—	1,147	—	8,347
Collections from intercompany notes	19,092	—	—	(19,092)	—
Investments in subsidiaries	(155,139)	(9,508)	—	164,647	—
Initial renovations to single-family properties	—	(41)	(39,871)	—	(39,912)
Recurring and other capital expenditures for single-family properties	—	—	(27,807)	—	(27,807)
Other purchases of productive assets	(4,576)	—	(8,413)	—	(12,989)
Net cash (used for) provided by investing activities	(503,479)	(5,629)	(158,845)	145,555	(522,398)

Financing activities
Proceeds from issuance of Class A units	102,830	—	—	—	102,830
Payments of Class A unit offering costs	(227)	—	—	—	(227)
Proceeds from issuance of perpetual preferred units	498,750	—	—	—	498,750
Payments of perpetual preferred units issuance costs	(15,938)	—	—	—	(15,938)
Proceeds from exercise of stock options	3,171	—	—	—	3,171
Repurchase of Class A units	(96,098)	—	—	—	(96,098)
Redemptions of Class A units	(399)	—	—	—	(399)
Payments on asset-backed securitizations	—	—	(381,117)	—	(381,117)
Proceeds from revolving credit facilities	951,000	—	—	—	951,000
Payments on revolving credit facilities	(951,000)	—	—	—	(951,000)
Proceeds from term loan facility	325,000	—	—	—	325,000
Payments on secured note payable	—	—	(924)	—	(924)
Payments on intercompany notes borrowed	—	—	(19,092)	19,092	—
Intercompany financing and distributions to parent	—	(1)	164,648	(164,647)	—
Distributions to noncontrolling interests	—	—	(230)	—	(230)
Distributions to common unitholders	(58,445)	—	—	—	(58,445)
Distributions to preferred unitholders	(40,237)	—	—	—	(40,237)
Distributions to Series C and D convertible unitholders	(856)	—	—	—	(856)
Deferred financing costs paid	(10,436)	—	(40)	—	(10,476)
Net cash provided by (used for) financing activities	707,115	(1)	(236,755)	(145,555)	324,804

Net increase in cash, cash equivalents and restricted cash	65,645	62	15,566	—	81,273
Cash, cash equivalents and restricted cash, beginning of period	11,268	—	157,700	—	168,968
Cash, cash equivalents and restricted cash, end of period	$76,913	$62	$173,266	$—	$250,241

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(8,774)	$(3,115)	$(103,925)	$—	$(115,814)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$—	$—	$(2,876)	$—	$(2,876)
Conversion of nonperforming loans to properties	$—	$—	$3,554	$—	$3,554

Merger with ARPI
Single-family properties	$—	$5,898	$1,271,355	$—	$1,277,253
Rent and other receivables, net	$—	$50	$793	$—	$843
Escrow deposits, prepaid expenses and other assets	$—	$666	$34,468	$—	$35,134
Deferred costs and other intangibles, net	$—	$109	$22,587	$—	$22,696
Asset-backed securitization	$—	$—	$(329,703)	$—	$(329,703)
Exchangeable senior notes, net	$—	$(112,298)	$—	$—	$(112,298)
Accounts payable and accrued expenses	$(8,660)	$(4,475)	$(25,350)	$—	$(38,485)
Class A units issued	$(530,460)	$—	$—	$—	$(530,460)

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 17. Subsequent Events

Unsecured Senior Notes

In February 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2018. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before estimated offering costs of $1.5 million. The Operating Partnership intends to use the net proceeds from this issuance for general corporate purposes, including, without limitation, acquisition of properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the Indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes have been initially guaranteed by American Residential Properties OP, L.P., (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Operating Partnership, but such guarantee will be automatically released at the time that the Guarantor Subsidiary no longer guarantees our credit facility.

In October 2017, in anticipation of the issuance of the 2028 Notes and in order to hedge interest rate risk, the Operating Partnership entered into a treasury lock agreement on a notional amount of $350.0 million, based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and had a fair value of $0.1 million as of December 31, 2017, which was included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets, with a corresponding unrealized gain reflected in other comprehensive income. The treasury lock was settled upon the issuance of the 2028 Notes in February 2018 and resulted in a $9.6 million gain that will be recorded in other comprehensive income and reclassified into earnings as a reduction of interest expense over the term of the 2028 Notes. Including the effect of the settlement of the cash flow hedging instrument, the 2028 Notes yield an effective interest rate of 4.08%.

Credit Facilities

From January 1, 2018, through February 23, 2018, the Company borrowed an additional $100.0 million and paid down $240.0 million under our revolving credit facility, resulting in no outstanding borrowings under our revolving credit facility and $200.0 million of outstanding borrowings under our term loan facility as of February 23, 2018.

Subsequent Acquisitions

From January 1, 2018, through February 23, 2018, the Company acquired approximately 550 properties for an aggregate purchase price of approximately $123 million, which included 7 homes developed through our internal construction program.

Share Repurchase Program

During February 2018, the Company's board of trustees authorized the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares. Common and preferred share repurchases may be made in the open market or in privately negotiated transactions.

Declaration of Dividends

On February 22, 2018, the Company's board of trustees declared quarterly dividends of $0.05 per share on the Company's Class A common shares, $0.05 per share on the Company's Class B common shares, $0.34 per share on the Company's 5.5% Series C participating preferred shares, $0.41 per share on the Company’s 6.5% Series D perpetual preferred shares, $0.40 per share on the Company’s 6.35% Series E perpetual preferred shares, $0.37 per share on the Company’s 5.875% Series F perpetual preferred shares, and $0.37 per share on the Company’s 5.875% Series G perpetual preferred shares. The quarterly dividends are payable on April 2, 2018, to shareholders of record on March 15, 2018. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Legal Matters

On January 16, 2018, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “Trading in Silver Bay Realty Trust Corp.” The letter enclosed a subpoena that requests us to produce certain documents and communications, including those related to our communications and agreements with Silver Bay Realty Trust Corp. (“Silver Bay”), communications with Silver Bay’s financial advisor, and our purchases, sales and holdings of Silver Bay stock. We purchased Silver Bay stock in 2016 and 2017 and then sold all of our holdings in 2017 for a profit of approximately $3.0 million. We intend to cooperate fully with the SEC in connection with this matter. We do not believe this matter will have a material adverse impact on our financial position or results of operations upon resolution.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Total Cost as of December 31, 2017
Market	Number of Single-Family Homes	Gross Book Value of Encumbered Assets	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (1)	Net Cost Basis	Date of Acquisition
Albuquerque	212	$—	$6,485	$24,082	$3,613	$6,485	$27,695	$34,180	$(4,583)	$29,597	2013-2015
Atlanta	4,533	161,001	136,796	535,359	92,756	136,796	628,115	764,911	(69,476)	695,435	2012-2017
Augusta	259	10,424	7,472	30,156	4,477	7,472	34,633	42,105	(4,336)	37,769	2013-2017
Austin	710	44,346	17,083	78,103	14,393	17,083	92,496	109,579	(14,112)	95,467	2012-2017
Bay Area	118	9,149	8,131	23,231	2,111	8,131	25,342	33,473	(3,946)	29,527	2012-2014
Boise	328	7,627	10,278	35,532	4,036	10,278	39,568	49,846	(5,279)	44,567	2013-2017
Central Valley	197	3,609	7,640	24,138	2,896	7,640	27,034	34,674	(4,456)	30,218	2012-2016
Charleston	979	80,083	35,563	131,741	17,604	35,563	149,345	184,908	(15,284)	169,624	2012-2017
Charlotte	3,430	289,328	125,217	460,840	50,775	125,217	511,615	636,832	(52,675)	584,157	2012-2017
Cincinnati	1,998	230,244	61,979	246,025	37,895	61,979	283,920	345,899	(43,515)	302,384	2012-2017
Colorado Springs	22	—	903	2,952	632	903	3,584	4,487	(630)	3,857	2013
Columbia	297	32,775	6,903	34,330	4,396	6,903	38,726	45,629	(6,007)	39,622	2013-2015
Columbus	1,934	133,000	54,958	228,831	38,533	54,958	267,364	322,322	(30,723)	291,599	2012-2017
Corpus Christi	240	—	2,025	36,504	3,048	2,025	39,552	41,577	(2,569)	39,008	2016
Dallas-Fort Worth	4,365	293,579	111,767	515,282	83,566	111,767	598,848	710,615	(81,330)	629,285	2012-2017
Denver	681	—	33,911	138,528	16,498	33,911	155,026	188,937	(20,757)	168,180	2012-2017
Fort Myers	6	635	172	822	140	172	962	1,134	(150)	984	2012-2013
Greater Chicago area, IL and IN	2,183	212,285	63,987	259,439	54,384	63,987	313,823	377,810	(50,238)	327,572	2012-2016
Greensboro	676	45,992	19,023	86,646	9,617	19,023	96,263	115,286	(12,736)	102,550	2013-2017
Greenville	673	74,723	16,797	88,479	10,889	16,797	99,368	116,165	(14,075)	102,090	2013-2017
Houston	3,162	180,216	65,774	392,352	49,131	65,774	441,483	507,257	(57,157)	450,100	2012-2017
Indianapolis	2,898	301,827	76,902	308,729	53,573	76,902	362,302	439,204	(59,988)	379,216	2012-2016
Inland Empire	347	—	32,142	44,201	5,601	32,142	49,802	81,944	(4,572)	77,372	2012-2016
Jacksonville	2,009	46,467	57,773	232,925	40,941	57,773	273,866	331,639	(33,731)	297,908	2012-2017
Knoxville	402	17,335	13,275	63,909	5,607	13,275	69,516	82,791	(8,415)	74,376	2013-2017
Las Vegas	1,023	21,599	30,784	128,295	20,162	30,784	148,457	179,241	(24,593)	154,648	2011-2016
Memphis	657	32,374	20,604	74,689	11,754	20,604	86,443	107,047	(9,879)	97,168	2013-2017
Miami	230	6,298	3,839	28,568	5,821	3,839	34,389	38,228	(5,126)	33,102	2012-2016
Milwaukee	125	—	7,375	21,972	2,191	7,375	24,163	31,538	(4,246)	27,292	2013
Nashville	2,609	173,072	100,903	389,959	42,514	100,903	432,473	533,376	(49,296)	484,080	2012-2017
Oklahoma City	409	23,434	11,090	57,309	6,829	11,090	64,138	75,228	(8,439)	66,789	2012-2015
Orlando	1,649	21,876	58,701	197,494	29,731	58,701	227,225	285,926	(28,545)	257,381	2011-2017
Phoenix	2,827	57,762	120,022	301,615	41,053	120,022	342,668	462,690	(42,429)	420,261	2011-2017
Portland	215	24,218	15,145	25,909	2,128	15,145	28,037	43,182	(4,354)	38,828	2013-2017
Raleigh	2,043	207,559	69,670	270,783	30,562	69,670	301,345	371,015	(36,881)	334,134	2012-2017
Salt Lake City	1,239	151,170	72,655	187,752	25,060	72,655	212,812	285,467	(28,039)	257,428	2012-2017
San Antonio	1,025	71,851	30,848	111,897	18,738	30,848	130,635	161,483	(17,305)	144,178	2012-2017
Savannah/Hilton Head	793	35,327	25,369	100,750	11,734	25,369	112,484	137,853	(9,123)	128,730	2013-2017
Seattle	536	28,008	33,234	90,799	6,051	33,234	96,850	130,084	(9,221)	120,863	2012-2017
Tampa	2,034	31,594	73,724	276,718	38,072	73,724	314,790	388,514	(40,488)	348,026	2012-2017
Tucson	383	13,192	7,656	37,037	7,450	7,656	44,487	52,143	(8,523)	43,620	2011-2014
Winston Salem	783	33,868	17,841	91,132	9,512	17,841	100,644	118,485	(12,497)	105,988	2013-2017
Total	51,239	$3,107,847	$1,672,416	$6,415,814	$916,474	$1,672,416	$7,332,288	$9,004,704	$(939,724)	$8,064,980

(1)    The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was $9.2 billion as of December 31, 2017.
American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2017 (Continued)
(Amounts in thousands)
Change in Total Real Estate Assets

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$8,214,566	$6,705,982	$5,916,933
Acquisitions and building improvements	870,350	1,597,392	814,235
Dispositions	(68,759)	(77,916)	(11,555)
Write-offs	(6,773)	(5,922)	(13,631)
Impairment	(4,680)	(4,970)	—
Balance, end of period	$9,004,704	$8,214,566	$6,705,982

Change in Accumulated Depreciation

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$(666,710)	$(416,044)	$(206,262)
Depreciation (1)	(281,747)	(260,154)	(223,731)
Dispositions	1,960	3,566	318
Write-offs	6,773	5,922	13,631
Balance, end of period	$(939,724)	$(666,710)	$(416,044)

(1)	Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from 3 to 30 years.

Index of Exhibits

Exhibit Number	Exhibit Document

12.1	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Distributions of American Homes 4 Rent. Filed herewith.

12.2	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Distributions of American Homes 4 Rent, L.P. Filed herewith.

21.1	List of Subsidiaries of American Homes 4 Rent and American Homes 4 Rent, L.P.

23.1	Consent of independent registered public accounting firm of American Homes 4 Rent and American Homes 4 Rent, L.P.

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Agoura Hills, state of California on February 23, 2018.

AMERICAN HOMES 4 RENT
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

AMERICAN HOMES 4 RENT, L.P.
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID P. SINGELYN	Date: February 23, 2018
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ DIANA M. LAING	Date: February 23, 2018
Diana M. Laing Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ B. WAYNE HUGHES	Date: February 23, 2018
B. Wayne Hughes (Non-Executive Chairman)

By:	/s/ JOHN CORRIGAN	Date: February 23, 2018
John Corrigan Chief Operating Officer and Trustee (Trustee)

By:	/s/ DANN V. ANGELOFF	Date: February 23, 2018
Dann V. Angeloff (Trustee)

By:	/s/ DOUGLAS N. BENHAM	Date: February 23, 2018
Douglas N. Benham (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON	Date: February 23, 2018
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW J. HART	Date: February 23, 2018
Matthew J. Hart (Trustee)

By:	/s/ JAMES H. KROPP	Date: February 23, 2018
James H. Kropp (Trustee)

By:	/s/ KENNETH WOOLLEY	Date: February 23, 2018
Kenneth Woolley (Trustee)