Form 10-Q
period 2018-03-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2018-05-04
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
American Homes 4 Rent ☒  Yes   ☐  No                American Homes 4 Rent, L.P. ☒  Yes   ☐  No
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
American Homes 4 Rent ☒  Yes   ☐  No                American Homes 4 Rent, L.P. ☒  Yes   ☐  No
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
American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 295,218,488 shares of American Homes 4 Rent's Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent's Class B common shares, $0.01 par value per share, outstanding on May 2, 2018.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018, of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R" or "the General Partner" mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to “the Operating Partnership," "our operating partnership" or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to “the Company,” “we,” "our," and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of March 31, 2018, owned an approximate 83.7% common partnership interest in, the Operating Partnership. The remaining 16.3% common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

The Company believes that combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report provides the following benefits:

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

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities
Exchange Act of 1934 and 18 U.S.C. §1350.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent ("AH4R,” “the General Partner") and of American Homes 4 Rent, L.P. ("the Operating Partnership," "our operating partnership," or “the OP”) including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future operations, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A.”Risk Factors”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Single-family properties:
Land	$1,670,599	$1,665,631
Buildings and improvements	7,286,264	7,303,270
Single-family properties held for sale, net	201,693	35,803
	9,158,556	9,004,704
Less: accumulated depreciation	(989,476)	(939,724)
Single-family properties, net	8,169,080	8,064,980
Cash and cash equivalents	203,883	46,156
Restricted cash	156,272	136,667
Rent and other receivables, net	28,115	30,144
Escrow deposits, prepaid expenses and other assets	241,707	171,851
Deferred costs and other intangibles, net	13,031	13,025
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$8,958,033	$8,608,768

Liabilities
Revolving credit facility	$—	$140,000
Term loan facility, net	198,132	198,023
Asset-backed securitizations, net	1,973,242	1,977,308
Unsecured senior notes, net	492,282	—
Exchangeable senior notes, net	112,597	111,697
Secured note payable	48,604	48,859
Accounts payable and accrued expenses	262,267	222,867
Amounts payable to affiliates	2,001	4,720
Participating preferred shares derivative liability	28,258	29,470
Total liabilities	3,117,383	2,732,944

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 284,369,661 and 286,114,637 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively	2,844	2,861
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2018, and December 31, 2017	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 38,350,000 shares issued and outstanding at March 31, 2018, and December 31, 2017	384	384
Additional paid-in capital	5,565,871	5,600,256
Accumulated deficit	(462,504)	(453,953)
Accumulated other comprehensive income	9,508	75
Total shareholders’ equity	5,116,109	5,149,629

Noncontrolling interest	724,541	726,195
Total equity	5,840,650	5,875,824

Total liabilities and equity	$8,958,033	$8,608,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Rents from single-family properties	$218,023	$201,107
Fees from single-family properties	2,833	2,604
Tenant charge-backs	35,807	28,373
Other	1,341	1,670
Total revenues	258,004	233,754

Expenses:
Property operating expenses	100,987	83,305
Property management expenses	18,987	17,478
General and administrative expense	9,231	9,295
Interest expense	29,301	31,889
Acquisition fees and costs expensed	1,311	1,096
Depreciation and amortization	79,303	73,953
Other	827	1,558
Total expenses	239,947	218,574

Gain on sale of single-family properties and other, net	2,256	2,026
Remeasurement of participating preferred shares	1,212	(5,410)

Net income	21,525	11,796

Noncontrolling interest	1,114	(301)
Dividends on preferred shares	14,597	13,587

Net income (loss) attributable to common shareholders	$5,814	$(1,490)

Weighted-average shares outstanding:
Basic	286,183,429	244,391,368
Diluted	286,727,863	244,391,368

Net income (loss) attributable to common shareholders per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$21,525	$11,796
Other comprehensive income (loss):
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	9,553	—
Reclassification adjustment for amortization of interest expense included in net income	(120)	(28)
Gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	—	(67)
Other comprehensive income (loss)	9,433	(95)
Comprehensive income	30,958	11,701
Comprehensive income (loss) attributable to noncontrolling interests	2,643	(283)
Dividends on preferred shares	14,597	13,587
Comprehensive income (loss) attributable to common shareholders	$13,718	$(1,603)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2017	286,114,637	$2,861	635,075	$6	38,350,000	$384	$5,600,256	$(453,953)	$75	$5,149,629	$726,195	$5,875,824

Share-based compensation	—	—	—	—	—	—	975	—	—	975	—	975

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	59,187	1	—	—	—	—	(409)	—	—	(408)	—	(408)

Repurchase of Class A common shares	(1,804,163)	(18)	—	—	—	—	(34,951)	—	—	(34,969)	—	(34,969)

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(14,597)	—	(14,597)	—	(14,597)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,768)	(2,768)
Common shares	—	—	—	—	—	—	—	(14,365)	—	(14,365)	—	(14,365)

Net income	—	—	—	—	—	—	—	20,411	—	20,411	1,114	21,525

Total other comprehensive income	—	—	—	—	—	—	—	—	9,433	9,433	—	9,433

Balances at March 31, 2018	284,369,661	$2,844	635,075	$6	38,350,000	$384	$5,565,871	$(462,504)	$9,508	$5,116,109	$724,541	$5,840,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$21,525	$11,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,303	73,953
Noncash amortization of deferred financing costs	1,900	2,562
Noncash amortization of discounts on debt instruments	935	840
Noncash amortization of cash flow hedging instrument	(120)	—
Noncash share-based compensation	975	938
Provision for bad debt	2,000	1,510
Remeasurement of participating preferred shares	(1,212)	5,410
Equity in net earnings of unconsolidated ventures	(314)	(295)
Net gain on sale of single-family properties and other	(2,256)	(2,026)
Loss on impairment of single-family properties	700	929
Net gain on resolutions of mortgage loans	—	(15)
Other changes in operating assets and liabilities:
Rent and other receivables	(3,886)	(2,657)
Prepaid expenses and other assets	(13,476)	(8,356)
Deferred leasing costs	(2,723)	(1,482)
Accounts payable and accrued expenses	29,150	22,050
Amounts payable to affiliates	(10)	4,880
Net cash provided by operating activities	112,491	110,037

Investing activities
Cash paid for single-family properties	(149,674)	(73,622)
Change in escrow deposits for purchase of single-family properties	(4,115)	(1,072)
Net proceeds received from sales of single-family properties and other	11,967	31,306
Proceeds received from hurricane-related insurance claims	4,000	—
Collections from mortgage financing receivables	—	70
Distributions from joint ventures	1,230	1,192
Initial renovations to single-family properties	(20,400)	(7,677)
Recurring and other capital expenditures for single-family properties	(11,167)	(6,484)
Other purchases of productive assets	(53,472)	(13,710)
Net cash used for investing activities	(221,631)	(69,997)

Financing activities
Proceeds from issuance of Class A common shares	—	350,612
Payments of Class A common share issuance costs	—	(236)
Repurchase of Class A common shares	(34,969)	—
Share-based compensation (payments) proceeds, net	(414)	258
Payments on asset-backed securitizations	(5,312)	(6,231)
Proceeds from revolving credit facility	100,000	—
Payments on revolving credit facility	(240,000)	—
Proceeds from term loan facility	—	25,000
Payments on secured note payable	(255)	(245)
Proceeds from unsecured senior notes, net of discount	497,210	—
Settlement of cash flow hedging instrument	9,628	—
Distributions to noncontrolling interests	(5,457)	(2,779)
Distributions to common shareholders	(14,337)	(12,214)
Distributions to preferred shareholders	(14,597)	(13,587)
Deferred financing costs paid	(5,025)	—
Net cash provided by financing activities	286,472	340,578

Net increase in cash, cash equivalents and restricted cash	177,332	380,618
Cash, cash equivalents and restricted cash, beginning of period	182,823	250,241
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$360,155	$630,859

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(22,690)	$(28,487)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$9,375	$(951)
Transfers of completed homebuilding deliveries to properties	$8,693	$—
Note receivable related to a bulk sale of properties, net of discount	$—	$5,483
Accrued distributions to affiliates	$(2,719)	$—
Accrued distributions to non-affiliates	$25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Single-family properties:
Land	$1,670,599	$1,665,631
Buildings and improvements	7,286,264	7,303,270
Single-family properties held for sale, net	201,693	35,803
	9,158,556	9,004,704
Less: accumulated depreciation	(989,476)	(939,724)
Single-family properties, net	8,169,080	8,064,980
Cash and cash equivalents	203,883	46,156
Restricted cash	156,272	136,667
Rent and other receivables, net	28,115	30,144
Escrow deposits, prepaid expenses and other assets	241,697	171,851
Amounts due from affiliates	25,676	25,666
Deferred costs and other intangibles, net	13,031	13,025
Goodwill	120,279	120,279
Total assets	$8,958,033	$8,608,768

Liabilities
Revolving credit facility	$—	$140,000
Term loan facility, net	198,132	198,023
Asset-backed securitizations, net	1,973,242	1,977,308
Unsecured senior notes, net	492,282	—
Exchangeable senior notes, net	112,597	111,697
Secured note payable	48,604	48,859
Accounts payable and accrued expenses	262,267	222,867
Amounts payable to affiliates	2,001	4,720
Participating preferred units derivative liability	28,258	29,470
Total liabilities	3,117,383	2,732,944

Commitments and contingencies

Capital
Partners' capital:
General partner:
Common units (285,004,736 and 286,749,712 units issued and outstanding at March 31, 2018, and December 31, 2017, respectively)	4,205,283	4,248,236
Preferred units (38,350,000 units issued and outstanding at March 31, 2018, and December 31, 2017)	901,318	901,318
Limited partners:
Common units (55,350,153 units issued and outstanding at March 31, 2018, and December 31, 2017)	725,901	727,544
Accumulated other comprehensive income	9,508	75
Total partners' capital	5,842,010	5,877,173

Noncontrolling interest	(1,360)	(1,349)
Total capital	5,840,650	5,875,824

Total liabilities and capital	$8,958,033	$8,608,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Rents from single-family properties	$218,023	$201,107
Fees from single-family properties	2,833	2,604
Tenant charge-backs	35,807	28,373
Other	1,341	1,670
Total revenues	258,004	233,754

Expenses:
Property operating expenses	100,987	83,305
Property management expenses	18,987	17,478
General and administrative expense	9,231	9,295
Interest expense	29,301	31,889
Acquisition fees and costs expensed	1,311	1,096
Depreciation and amortization	79,303	73,953
Other	827	1,558
Total expenses	239,947	218,574

Gain on sale of single-family properties and other, net	2,256	2,026
Remeasurement of participating preferred units	1,212	(5,410)

Net income	21,525	11,796

Noncontrolling interest	(11)	38
Preferred distributions	14,597	13,587

Net income (loss) attributable to common unitholders	$6,939	$(1,829)

Weighted-average common units outstanding:
Basic	341,533,582	299,947,328
Diluted	342,078,016	299,947,328

Net income (loss) attributable to common unitholders per unit:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income	$21,525	$11,796
Other comprehensive income (loss):
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	9,553	—
Reclassification adjustment for amortization of interest expense included in net income	(120)	(28)
Gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	—	(67)
Other comprehensive income (loss)	9,433	(95)
Comprehensive income	30,958	11,701
Comprehensive (loss) income attributable to noncontrolling interests	(11)	38
Preferred distributions	14,597	13,587
Comprehensive income (loss) attributable to common unitholders	$16,372	$(1,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statement of Capital
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total partners' capital	Noncontrolling interest	Total capital
	Common capital		Preferred capital amount	Common capital
	Units	Amount		Units	Amount

Balances at December 31, 2017	286,749,712	$4,248,236	$901,318	55,350,153	$727,544	$75	$5,877,173	$(1,349)	$5,875,824

Share-based compensation	—	975	—	—	—	—	975	—	975

Common units issued under share-based compensation plans, net of units withheld for employee taxes	59,187	(408)	—	—	—	—	(408)	—	(408)

Repurchase of Class A units	(1,804,163)	(34,969)	—	—	—	—	(34,969)	—	(34,969)

Distributions to capital holders:
Preferred units	—	—	(14,597)	—	—	—	(14,597)	—	(14,597)
Common units	—	(14,365)	—	—	(2,768)	—	(17,133)	—	(17,133)

Net income	—	5,814	14,597	—	1,125	—	21,536	(11)	21,525

Total other comprehensive income	—	—	—	—	—	9,433	9,433	—	9,433

Balances at March 31, 2018	285,004,736	$4,205,283	$901,318	55,350,153	$725,901	$9,508	$5,842,010	$(1,360)	$5,840,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$21,525	$11,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,303	73,953
Noncash amortization of deferred financing costs	1,900	2,562
Noncash amortization of discounts on debt instruments	935	840
Noncash amortization of cash flow hedging instrument	(120)	—
Noncash share-based compensation	975	938
Provision for bad debt	2,000	1,510
Remeasurement of participating preferred units	(1,212)	5,410
Equity in net earnings of unconsolidated ventures	(314)	(295)
Net gain on sale of single-family properties and other	(2,256)	(2,026)
Loss on impairment of single-family properties	700	929
Net gain on resolutions of mortgage loans	—	(15)
Other changes in operating assets and liabilities:
Rent and other receivables	(3,886)	(2,657)
Prepaid expenses and other assets	(13,476)	(8,356)
Deferred leasing costs	(2,723)	(1,482)
Accounts payable and accrued expenses	29,150	22,050
Amounts payable to affiliates	(10)	4,880
Net cash provided by operating activities	112,491	110,037

Investing activities
Cash paid for single-family properties	(149,674)	(73,622)
Change in escrow deposits for purchase of single-family properties	(4,115)	(1,072)
Net proceeds received from sales of single-family properties and other	11,967	31,306
Proceeds received from hurricane-related insurance claims	4,000	—
Collections from mortgage financing receivables	—	70
Distributions from joint ventures	1,230	1,192
Initial renovations to single-family properties	(20,400)	(7,677)
Recurring and other capital expenditures for single-family properties	(11,167)	(6,484)
Other purchases of productive assets	(53,472)	(13,710)
Net cash used for investing activities	(221,631)	(69,997)

Financing activities
Proceeds from issuance of Class A units	—	350,612
Payments of Class A unit issuance costs	—	(236)
Repurchase of Class A units	(34,969)	—
Share-based compensation (payments) proceeds, net	(414)	258
Payments on asset-backed securitizations	(5,312)	(6,231)
Proceeds from revolving credit facility	100,000	—
Payments on revolving credit facility	(240,000)	—
Proceeds from term loan facility	—	25,000
Payments on secured note payable	(255)	(245)
Proceeds from unsecured senior notes, net of discount	497,210	—
Settlement of cash flow hedging instrument	9,628	—
Distributions to common unitholders	(19,794)	(14,993)
Distributions to preferred unitholders	(14,597)	(13,587)
Deferred financing costs paid	(5,025)	—
Net cash provided by financing activities	286,472	340,578

Net increase in cash, cash equivalents and restricted cash	177,332	380,618
Cash, cash equivalents and restricted cash, beginning of period	182,823	250,241
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$360,155	$630,859

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(22,690)	$(28,487)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$9,375	$(951)
Transfers of completed homebuilding deliveries to properties	$8,693	$—
Note receivable related to a bulk sale of properties, net of discount	$—	$5,483
Accrued distributions to affiliates	$(2,719)	$—
Accrued distributions to non-affiliates	$25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R") is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012, for the purpose of acquiring, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the "Operating Partnership," our "operating partnership" or the "OP") is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” "our," and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of March 31, 2018, the Company held 51,840 single-family properties in 22 states, including 1,892 properties identified as part of the Company's disposition program, comprised of 1,318 properties classified as held for sale and 574 properties identified for future sale.

AH4R is the general partner of, and as of March 31, 2018, owned an approximate 83.7% common partnership interest in, the Operating Partnership with the remaining 16.3% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries. The condensed consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties is included in noncontrolling interest within the condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Therefore, notes to the condensed consolidated financial statements that would substantially duplicate the disclosures contained in our most recent audited consolidated financial statements have been omitted.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce the existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods with early adoption permitted. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets forth principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessors and lessees). Lessor accounting will remain similar to lessor accounting under previous guidance, while aligning with the FASB's new revenue recognition guidance for non-lease components. The new guidance will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. The new guidance will also require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Any other costs incurred, including allocated indirect costs, will no longer be capitalized and instead will be expensed as incurred. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted, and requires the use of the modified retrospective transition method. The Company does not anticipate significant changes in the accounting for our residential operating leases for which we are the lessor, as our leases generally do not have terms of more than one year. As part of our operations, we lease office space for our corporate and property management offices under non-cancelable operating lease agreements for which we are the lessee. We anticipate that the adoption of this guidance will require us to recognize a right-of-use asset and corresponding lease liability for these office leases. The Company is currently assessing the impact of the adoption of this guidance on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. The Company adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments include identifying “distinct” performance obligations in multi-element contracts, estimating the amount of variable consideration to include in the transaction price at contract inception, allocating the transaction price to each separate performance obligation, and determining at contract inception whether the performance obligation is satisfied over time or at a point in time. Since lease contracts under ASC 840, "Leases", are specifically excluded from ASU No. 2014-09’s scope, most of the Company’s rental contract revenue will continue to follow current leasing guidance. We have reviewed our other sources of revenue and identified that the non-lease components (tenant chargebacks and recovery revenue) in our single-family home and office leases will continue being accounted for under ASC 840 until the adoption of ASU 2016-02 beginning January 1, 2019. Based on our assessment, the Company’s current accounting policies for these non-lease components are aligned with the revenue recognition principles prescribed by the new guidance. Therefore, the new standard did not ultimately change the amount or timing of our revenue recognition. As part of ASU No. 2014-09, the FASB issued consequential amendments to other sections, eliminating ASC 360-20, Real Estate Sales and adding ASU No. 2017-05 Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, Subtopic 610-20, "Other Income". Real estate sales to noncustomers will follow new guidance from ASC 610-20, while sales to customers will follow the general revenue guidance in ASC 606. While the Company’s property sales are not part of our ordinary customer activity and will fall under ASC 610-20, there is little economic difference in the accounting for real estate sales to customers versus noncustomers, with the exception of the presentation of comprehensive income (revenue and expense when sales to customers or gains and losses when sales to noncustomers). The Company adopted the new revenue recognition guidance using the modified retrospective approach, effective January 1, 2018. We evaluated the revenue recognition for our contracts under existing accounting standards and under the new revenue recognition ASU and determined that there were no differences in the amounts or timing of recognition. Therefore, the adoption of this ASU did not result in an adjustment to our retained earnings on January 1, 2018.

In February 2018, the FASB issued ASU No. 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities, which retained the current framework for accounting for financial instruments in GAAP but made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company is currently assessing the impact of the guidance on our financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company's and the Operating Partnership's condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets as of March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Balance Sheet:
Cash and cash equivalents	$203,883	$495,802
Restricted cash	156,272	135,057
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	$360,155	$630,859

Note 4. Single-Family Properties

Single-family properties, net, consisted of the following as of March 31, 2018, and December 31, 2017 (in thousands, except property data):

	March 31, 2018
	Number of properties	Net book value
Leased single-family properties	47,677	$7,455,093
Single-family properties being renovated	503	124,233
Single-family properties being prepared for re-lease	289	37,630
Vacant single-family properties available for lease	1,479	262,429
Single-family properties held for sale, net	1,318	201,693
Single-family properties identified for future sale	574	88,002
Total	51,840	$8,169,080

	December 31, 2017
	Number of properties	Net book value
Leased single-family properties	46,996	$7,284,708
Single-family properties being renovated	980	225,194
Single-family properties being prepared for re-lease	372	47,994
Vacant single-family properties available for lease	2,581	471,281
Single-family properties held for sale, net	310	35,803
Total	51,239	$8,064,980

Single-family properties, net as of March 31, 2018, and December 31, 2017, included $4.7 million and $44.2 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $75.4 million and $68.7 million for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the Company sold 103 homes, which generated total net proceeds of $11.5 million and resulted in a net gain on sale of $2.1 million, and sold land, which generated total net proceeds of $0.5 million and resulted in a net gain on sale of $0.1 million. During the three months ended March 31, 2017, the Company sold 504 homes, which generated total net proceeds of $24.0 million, which includes a $7.0 million note receivable, before a $1.5 million discount, and resulted in a net loss on sale of $1.0 million.

Note 5. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $10.8 million and $10.4 million as of March 31, 2018, and December 31, 2017, respectively. Also included in rent and other receivables, net, is $4.9 million of hurricane-related insurance claims receivable and $0.2 million of non-tenant receivables as of March 31, 2018, compared to $8.9 million of hurricane-related insurance claims receivable and $1.2 million of non-tenant receivables as of December 31, 2017.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes escrow deposits, prepaid expenses and other assets as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Escrow deposits, prepaid expenses and other	$49,628	$33,964
Investments in joint ventures	41,425	42,341
Commercial real estate, vehicles and FF&E, net	45,168	43,608
Land held for development	70,023	39,079
Homebuilding construction in progress	35,463	12,859
Total	$241,707	$171,851

Note 7. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Deferred leasing costs	$9,753	$7,030
Deferred financing costs	11,244	11,244
Intangible assets:
Value of in-place leases	179	179
Trademark	—	3,100
Database	2,100	2,100
	23,276	23,653
Less: accumulated amortization	(10,245)	(10,628)
Total	$13,031	$13,025

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $2.2 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs that relate to our revolving credit facility are included in deferred costs and other intangibles, net within the condensed consolidated balance sheets. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, which has been included in gross interest, prior to interest capitalization (see Note 8).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2018, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Database
Remaining 2018	$3,751	$1,479	$6	$225
2019	272	1,964	2	300
2020	—	1,969	—	132
2021	—	1,964	—	—
2022	—	967	—	—
Total	$4,023	$8,343	$8	$657

Note 8. Debt

All of the Company's indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of March 31, 2018, and December 31, 2017 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2018	December 31, 2017
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$495,043	$496,326
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	510,721	512,041
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	536,341	537,723
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	465,940	467,267
Total asset-backed securitizations			2,008,045	2,013,357
Unsecured senior notes (4)	4.08%	February 15, 2028	500,000	—
Exchangeable senior notes	3.25%	November 15, 2018	115,000	115,000
Secured note payable	4.06%	July 1, 2019	48,604	48,859
Revolving credit facility (5)	3.08%	June 30, 2022	—	140,000
Term loan facility (6)	3.23%	June 30, 2022	200,000	200,000
Total debt (7)			2,871,649	2,517,216
Unamortized discounts on unsecured and exchangeable senior notes			(3,412)	(895)
Equity component of exchangeable senior notes			(1,746)	(2,408)
Deferred financing costs, net (8)			(41,634)	(38,026)
Total debt per balance sheet			$2,824,857	$2,475,887

(1)	Interest rates are as of March 31, 2018. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(3)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(4)	The stated interest rate on the unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.

(5)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million, with a fully extended maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of March 31, 2018, plus 1-month LIBOR.

(6)
The term loan facility provides for a borrowing capacity of up to $200.0 million, with a maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of March 31, 2018, plus 1-month LIBOR.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, unsecured senior notes, secured note payable, revolving credit facility and term loan facility as of March 31, 2018, and December 31, 2017.

(8)
Deferred financing costs relate to our asset-backed securitizations, term loan facility and unsecured senior notes. Amortization of deferred financing costs was $1.4 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively, which has been included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company's debt on a fully extended basis as of March 31, 2018 (in thousands):

Remaining 2018	$131,290
2019	68,564
2020	20,714
2021	20,714
2022	220,714
Thereafter	2,409,653
Total debt	2,871,649
Unamortized discounts and deferred financing costs (1)	(46,792)
Total debt per balance sheet	$2,824,857

(1)	Includes the unamortized discounts on the unsecured and exchangeable senior notes, the equity component of the exchangeable senior notes and deferred financing costs, net.

Unsecured Senior Notes

In February 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2018. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before estimated offering costs of $1.8 million. The Operating Partnership intends to use the net proceeds from this issuance for general corporate purposes, including, without limitation, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the Indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes have been initially guaranteed by American Residential Properties OP, L.P., (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Operating Partnership, but such guarantee will be automatically released at the time that the Guarantor Subsidiary no longer guarantees our credit facility. Including the effect of a cash flow hedging instrument settled in February 2018 (see Note 13), the 2028 Notes yield an effective interest rate of 4.08%.

Exchangeable Senior Notes, Net

The exchangeable senior notes, which were assumed in connection with the Company's merger (the "ARPI Merger") with American Residential Properties, Inc. ("ARPI") during 2016, contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, our Class A common shares or a combination of cash and our Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. Settlements for cash will be paid for by the Operating Partnership, while settlements for the Company's Class A common shares will be issued by AH4R with the Operating Partnership issuing an equivalent number of Class A units to AH4R. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of March 31, 2018, was 55.4118 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on the Company's Class A common share price and distributions to common shareholders.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facilities and amortization of deferred financing costs, the discounts on senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Gross interest	$31,737	$32,492
Capitalized interest	(2,436)	(603)
Interest expense	$29,301	$31,889

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable	$272	$1,726
Accrued property taxes	67,190	47,765
Other accrued liabilities	37,023	31,788
Accrued distribution payable	27,006	26,982
Accrued construction and maintenance liabilities	29,173	17,928
Resident security deposits	80,156	75,951
Prepaid rent	21,447	20,727
Total	$262,267	$222,867

Note 10. Shareholders’ Equity / Partners' Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program
In November 2016, the Company established an at-the-market common share offering program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million (the "Original At-the-Market Program"). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2017, the Company issued and sold 0.6 million Class A common shares under the Original At-the-Market Program for gross proceeds of $14.3 million, or $22.72 per share, and net proceeds of $14.1 million, after commissions and other expenses of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced in August 2017 with an at-the-market common share offering program with a $500.0 million capacity with the same terms (the "At-the-Market Program"). As of March 31, 2018, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. We did not repurchase and retire any of our shares during the three months ended March 31, 2017.

As of March 31, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

As of March 31, 2018, and December 31, 2017, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				March 31, 2018		December 31, 2017
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value (1)	Outstanding Shares	Current Liquidation Value (1)
Series C participating preferred shares (2)	5/2/2014	3/31/2018	5.500%	7,600,000	$219,238	7,600,000	$218,236
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	268,750	10,750,000	268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				38,350,000	$987,988	38,350,000	$986,986

(1)
Liquidation value for the Series C participating preferred shares reflects initial liquidation value of $25.00 per share, adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets

(2)
All of the outstanding Series C participating preferred shares were converted into 10,848,827 Class A common shares on April 5, 2018, based on a conversion ratio of 1.4275 common shares per preferred share in accordance with the conversion terms in the Articles Supplementary.

Redemption of Series C Participating Preferred Shares

On April 5, 2018, the Company redeemed all 7,600,000 shares of the outstanding 5.5% Series C participating preferred shares through a conversion of those participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 10,848,827 Class A common shares issued from the conversion, based on a conversion ratio of 1.4275 Class A common shares issued per Series C participating preferred share. The Operating Partnership also redeemed its corresponding Series C participating preferred units through a conversion into Class A units on April 5, 2018. The conversion ratio was calculated by dividing (1) the initial liquidation preference on the Series C participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets (adjusted for a maximum 9.0% internal rate of return), plus unaccrued dividends by (2) the one-day volume weighted-average price (“VWAP”) of the Company’s Class A common shares on March 29, 2018, the date the Company delivered the required notice of redemption. As a result of the redemption, the Company will record a $32.2 million allocation of income to the Series C participating preferred shareholders in the second quarter of 2018, which represents the initial liquidation value of the Series C participating preferred shares in excess of the original equity carrying value of the Series C participating preferred shares as of the redemption date. The original equity carrying value of the Series C participating preferred shares was net of the initial bifurcated home price appreciation derivative liability and offering costs.

Distributions

During the quarter ended March 31, 2018, the Company's board of trustees declared distributions that totaled $0.05 per share on the Company's Class A and Class B common shares, $0.34 on the Company's 5.5% Series C participating preferred shares, $0.41 on the Company's 6.5% Series D perpetual preferred shares, $0.40 on the Company's 6.35% Series E perpetual preferred shares, $0.37 on the Company's 5.875% Series F perpetual preferred shares and $0.37 on the Company's 5.875% Series G perpetual preferred shares. During the quarter ended March 31, 2017, the Company's board of trustees declared distributions that totaled $0.05 per share on the Company's Class A and Class B common shares, $0.31 on the Company's 5.0% Series A participating preferred shares, $0.31 on the Company's 5.0% Series B participating preferred shares, $0.34 on the Company's 5.5% Series C participating preferred shares, $0.41 on the Company's 6.5% Series D perpetual preferred shares and $0.40 on the Company's 6.35% Series E perpetual preferred shares. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC ("AH LLC") members in units in the Operating Partnership. Former AH LLC members owned 54,276,644, or approximately 16.0% and 15.9%, of the total 340,354,889 and 342,099,865 Class A units in the Operating Partnership as of March 31, 2018, and December 31, 2017, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 1,073,509, or approximately 0.3% of the total 340,354,889 and 342,099,865 Class A units in the Operating Partnership as of March 31, 2018, and December 31, 2017, respectively. Also included in noncontrolling interest is the outside ownership interest in a consolidated subsidiary of the Operating Partnership.

The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company's condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net income (loss) allocated to Class A units	$1,125	$(339)
Net (loss) income allocated to noncontrolling interest in a consolidated subsidiary	(11)	38
	$1,114	$(301)

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

During the three months ended March 31, 2018 and 2017, the Company granted stock options for 140,000 and 385,200 Class A common shares, respectively, and 304,400 and 174,000 restricted stock units, respectively, to certain employees of the Company under the Plan. The options and restricted stock units granted during the three months ended March 31, 2018 and 2017, vest over four years, and the options expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the three months ended March 31, 2018 and 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2017	2,826,500	$15.69	7.6	$14,956
Granted	385,200	23.38
Exercised	(16,000)	16.07		117
Forfeited	(5,000)	16.48
Options outstanding at March 31, 2017	3,190,700	$16.62	7.7	$20,404
Options exercisable at March 31, 2017	1,660,750	$15.84	6.9	$11,824

Options outstanding at January 1, 2018	3,052,450	$16.65	6.9	$16,421
Granted	140,000	19.40
Exercised	(7,500)	16.62		22
Forfeited	(10,000)	17.83
Options outstanding at March 31, 2018	3,174,950	$16.76	6.7	$11,748
Options exercisable at March 31, 2018	2,272,675	$16.16	6.1	$9,213

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the three months ended March 31, 2018 and 2017:

	2018	2017
Weighted-average fair value	$3.03	$3.82
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	18.9%	21.3%
Risk-free interest rate	2.8%	2.2%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the three months ended March 31, 2018 and 2017:

	2018	2017
Restricted stock units at beginning of period	243,875	130,150
Units awarded	304,400	174,000
Units vested	(79,525)	(41,975)
Units forfeited	(5,625)	(1,750)
Restricted stock units at end of period	463,125	260,425

For the three months ended March 31, 2018 and 2017, total non-cash share-based compensation expense related to stock options and restricted stock units was $1.0 million and $0.9 million, respectively, of which $0.6 million and $0.5 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $0.4 million related to centralized and field property management employees and was included in property management expenses within the condensed consolidated statements of operations.

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company's computation of net income or loss per common share on a basic and diluted basis for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$21,525	$11,796
Less:
Noncontrolling interest	1,114	(301)
Dividends on preferred shares	14,597	13,587
Allocation to participating securities (1)	23	—
Numerator for income (loss) per common share—basic and diluted	$5,791	$(1,490)

Denominator:
Weighted-average common shares outstanding—basic	286,183,429	244,391,368
Effect of dilutive securities:
Share-based compensation plan (2)	544,434	—
Weighted-average common shares outstanding—diluted (3)	286,727,863	244,391,368

Net income (loss) per common share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed vesting / exercise of restricted stock units and stock options.

(3)
The computation of diluted earnings per share for the three months ended March 31, 2018 and 2017, excludes an aggregate of 17,221,189 and 27,790,165 potentially dilutive securities, respectively, which include a combination of participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods. The effect of the potential conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership's computation of net income or loss per common unit on a basic and diluted basis for the three months ended March 31, 2018 and 2017 (in thousands, except unit and per unit data):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$21,525	$11,796
Less:
Noncontrolling interest	(11)	38
Preferred distributions	14,597	13,587
Allocation to participating securities (1)	23	—
Numerator for income (loss) per common unit—basic and diluted	$6,916	$(1,829)

Denominator:
Weighted-average common units outstanding—basic	341,533,582	299,947,328
Effect of dilutive securities:
Share-based compensation plan (2)	544,434	—
Weighted-average common units outstanding—diluted (3)	342,078,016	299,947,328

Net income (loss) per common unit:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed vesting / exercise of restricted stock units and stock options.

(3)
The computation of diluted earnings per unit for the three months ended March 31, 2018 and 2017, excludes an aggregate of 17,221,189 and 27,790,165 potentially dilutive securities, respectively, which include a combination of participating preferred units, exchangeable senior notes, common units issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods.

Note 12. Commitments and Contingencies

As of March 31, 2018, the Company had commitments to acquire 219 single-family properties for an aggregate purchase price of $58.6 million, as well as $42.4 million in land purchase commitments that relate to both third party developer agreements and our internal construction program. As of December 31, 2017, the Company had commitments to acquire 520 single-family properties for an aggregate purchase price of $128.1 million, as well as $24.0 million in land purchase commitments that relate to both third party developer agreements and our internal construction program.

As of March 31, 2018, and December 31, 2017, the Company had sales in escrow for approximately 36 and 69 of our single-family properties, respectively, for aggregate selling prices of $5.1 million and $7.0 million, respectively.

We are involved in various legal and administrative proceedings that are incidental to our business. We do not believe these matters will have a material adverse effect on our financial position or results of operations upon resolution.

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

Note 13. Fair Value

The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. The Company’s participating preferred shares derivative liability is the only financial instrument recorded at fair value on a recurring basis in the consolidated financial statements as of March 31, 2018.

Our revolving credit facility, term loan facility, asset-backed securitizations and secured note payable are also financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. Our unsecured senior notes and exchangeable senior notes are also financial instruments, which are classified as Level 2 in the fair value hierarchy as their fair values are estimated using observable inputs, based on the market value of the last trade at the end of the period.

The following table displays the carrying values and fair values of our debt instruments as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$495,043	$500,863	$496,326	$504,730
AH4R 2014-SFR3 securitization	510,721	518,292	512,041	521,252
AH4R 2015-SFR1 securitization	536,341	541,689	537,723	544,592
AH4R 2015-SFR2 securitization	465,940	472,594	467,267	475,832
Total asset-backed securitizations (1)	2,008,045	2,033,438	2,013,357	2,046,406
Unsecured senior notes, net (1) (2)	497,245	491,395	—	—
Exchangeable senior notes, net (2)	112,597	131,968	111,697	147,462
Secured note payable	48,604	48,652	48,859	49,027
Revolving credit facility (1) (3)	—	—	140,000	140,000
Term loan facility (1) (4)	200,000	200,000	200,000	200,000
Total debt	$2,866,491	$2,905,453	$2,513,913	$2,582,895

(1)
The carrying values of the asset-backed securitizations, unsecured senior notes, revolving credit facility and term loan facility exclude $34.8 million, $5.0 million, $8.3 million and $1.9 million, respectively, of unamortized deferred financing costs as of March 31, 2018, and exclude $36.0 million, zero, $8.8 million and $2.0 million, respectively, of unamortized deferred financing costs as of December 31, 2017.

(2)	The carrying values of the unsecured senior notes, net and exchangeable senior notes, net are presented net of unamortized discounts.

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

Valuation of the participating preferred shares derivative liability considers scenarios in which the participating preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considers certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan statistical areas, or MSAs, as outlined in the agreement. The Series C participating preferred shares were redeemed through a conversion into Class A common shares on April 5, 2018, and the related participating preferred shares derivative liability was therefore remeasured based on the actual liquidation value at March 31, 2018 (see Note 10).

In October 2017, in anticipation of the issuance of the 2028 Notes and in order to hedge interest rate risk, the Operating Partnership entered into a treasury lock agreement on a notional amount of $350.0 million, based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and had a fair value of $0.1 million as of December 31, 2017, which was included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets, with a corresponding unrealized gain reflected in other comprehensive income. The treasury lock was settled upon the issuance of the 2028 Notes in February 2018 and resulted in a $9.6 million gain that was recorded in other comprehensive income and will be reclassified into earnings as a reduction of interest expense over the term of the 2028 Notes. The treasury lock is classified as Level 2 within the fair value hierarchy as its fair value was estimated using observable inputs, based on the 10-year treasury note rate.

The following tables set forth the fair values of the participating preferred shares derivative liability and treasury lock as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Participating preferred shares derivative liability	$—	$—	$28,258	$28,258

	December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Treasury lock	$—	$75	$—	$75

Liabilities:
Participating preferred shares derivative liability	$—	$—	$29,470	$29,470

The following tables present changes in the fair values of our Level 3 financial instruments that are measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

Description	January 1, 2018	Remeasurement included in earnings	March 31, 2018
Liabilities:
Participating preferred shares derivative liability	$29,470	$(1,212)	$28,258

Description	January 1, 2017	Remeasurement included in earnings	March 31, 2017
Liabilities:
Participating preferred shares derivative liability	$69,810	$5,410	$75,220

Note 14. Condensed Consolidating Financial Statements

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

Condensed Consolidating Balance Sheets
(Amounts in thousands)

	As of March 31, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Single-family properties, net	$—	$934	$8,168,146	$—	$8,169,080
Cash and cash equivalents	174,161	—	29,722	—	203,883
Restricted cash	29,071	30	127,171	—	156,272
Rent and other receivables, net	147	3	27,965	—	28,115
Intercompany receivables	218,777	—	—	(218,777)	—
Escrow deposits, prepaid expenses and other assets, including due from affiliates	58,483	163	208,727	—	267,373
Investments in subsidiaries	5,979,193	116,533	—	(6,095,726)	—
Deferred costs and other intangibles, net	9,001	—	4,030	—	13,031
Goodwill	120,279	—	—	—	120,279
Total assets	$6,589,112	$117,663	$8,565,761	$(6,314,503)	$8,958,033

Liabilities
Revolving credit facility	$—	$—	$—	$—	$—
Term loan facility, net	198,132	—	—	—	198,132
Asset-backed securitizations, net	—	—	1,973,242	—	1,973,242
Unsecured senior notes, net	492,282	—	—	—	492,282
Exchangeable senior notes, net	—	112,597	—	—	112,597
Secured note payable	—	—	48,604	—	48,604
Accounts payable and accrued expenses	33,399	3,661	225,207	—	262,267
Amounts payable to affiliates	2,001	—	—	—	2,001
Intercompany payables	—	8,391	210,386	(218,777)	—
Participating preferred units derivative liability	28,258	—	—	—	28,258
Total liabilities	754,072	124,649	2,457,439	(218,777)	3,117,383

Capital
Partners' capital:
General partner:
Common units	4,198,313	(6,986)	6,109,682	(6,095,726)	4,205,283
Preferred units	901,318	—	—	—	901,318
Limited partner:
Common units	725,901	—	—	—	725,901
Accumulated other comprehensive income	9,508	—	—	—	9,508
Total partners' capital:	5,835,040	(6,986)	6,109,682	(6,095,726)	5,842,010

Noncontrolling interest	—	—	(1,360)	—	(1,360)
Total capital	5,835,040	(6,986)	6,108,322	(6,095,726)	5,840,650

Total liabilities and capital	$6,589,112	$117,663	$8,565,761	$(6,314,503)	$8,958,033

Condensed Consolidating Balance Sheets (continued)
(Amounts in thousands)

	As of December 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Single-family properties, net	$—	$1,732	$8,063,248	$—	$8,064,980
Cash and cash equivalents	22,157	—	23,999	—	46,156
Restricted cash	14,742	31	121,894	—	136,667
Rent and other receivables, net	114	57	29,973	—	30,144
Intercompany receivables	154,621	—	—	(154,621)	—
Escrow deposits, prepaid expenses and other assets, including due from affiliates	59,271	164	138,082	—	197,517
Investments in subsidiaries	5,889,146	115,303	—	(6,004,449)	—
Deferred costs and other intangibles, net	9,652	—	3,373	—	13,025
Goodwill	120,279	—	—	—	120,279
Total assets	$6,269,982	$117,287	$8,380,569	$(6,159,070)	$8,608,768

Liabilities
Revolving credit facility	$140,000	$—	$—	$—	$140,000
Term loan facility, net	198,023	—	—	—	198,023
Asset-backed securitizations, net	—	—	1,977,308	—	1,977,308
Exchangeable senior notes, net	—	111,697	—	—	111,697
Secured note payable	—	—	48,859	—	48,859
Accounts payable and accrued expenses	27,566	2,757	192,544	—	222,867
Amounts payable to affiliates	4,720	—	—	—	4,720
Intercompany payables	—	8,428	146,193	(154,621)	—
Participating preferred units derivative liability	29,470	—	—	—	29,470
Total liabilities	399,779	122,882	2,364,904	(154,621)	2,732,944

Capital
Partners' capital:
General partner:
Common units	4,241,266	(5,595)	6,017,014	(6,004,449)	4,248,236
Preferred units	901,318	—	—	—	901,318
Limited partner:
Common units	727,544	—	—	—	727,544
Accumulated other comprehensive income	75	—	—	—	75
Total partners' capital:	5,870,203	(5,595)	6,017,014	(6,004,449)	5,877,173

Noncontrolling interest	—	—	(1,349)	—	(1,349)
Total capital	5,870,203	(5,595)	6,015,665	(6,004,449)	5,875,824

Total liabilities and capital	$6,269,982	$117,287	$8,380,569	$(6,159,070)	$8,608,768

Condensed Consolidating Statements of Operations
(Amounts in thousands)

	For the Three Months Ended March 31, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$22	$218,001	$—	$218,023
Fees from single-family properties	—	—	2,833	—	2,833
Tenant charge-backs	—	3	35,804	—	35,807
Other	334	—	1,007	—	1,341
Total revenues	334	25	257,645	—	258,004

Expenses:
Property operating expenses	—	3	100,984	—	100,987
Property management expenses	—	3	18,984	—	18,987
General and administrative expense	5,937	1	3,293	—	9,231
Interest expense	6,257	1,835	21,209	—	29,301
Acquisition fees and costs expensed	—	—	1,311	—	1,311
Depreciation and amortization	297	—	79,006	—	79,303
Hurricane-related charges, net	—	—	—	—	—
Other expense	95	9	723	—	827
Total expenses	12,586	1,851	225,510	—	239,947

Intercompany income	451	—	57	(508)	—
Intercompany expenses	(57)	—	(451)	508	—
Gain on sale of single-family properties and other, net	—	435	1,821	—	2,256
Remeasurement of participating preferred units	1,212	—	—	—	1,212
Equity in income of subsidiaries	32,182	10,232	—	(42,414)	—

Net income	21,536	8,841	33,562	(42,414)	21,525

Noncontrolling interest	—	—	(11)	—	(11)
Preferred distributions	14,597	—	—	—	14,597
Redemption of participating preferred units	—	—	—	—	—

Net income attributable to common unitholders	$6,939	$8,841	$33,573	$(42,414)	$6,939

Condensed Consolidating Statements of Operations (continued)
(Amounts in thousands)

	For the Three Months Ended March 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$102	$201,005	$—	$201,107
Fees from single-family properties	—	1	2,603	—	2,604
Tenant charge-backs	—	7	28,366	—	28,373
Other	386	—	1,284	—	1,670
Total revenues	386	110	233,258	—	233,754

Expenses:
Property operating expenses	—	48	83,257	—	83,305
Property management expenses	—	6	17,472	—	17,478
General and administrative expense	4,994	2	4,299	—	9,295
Interest expense	3,328	1,774	26,787	—	31,889
Acquisition fees and costs expensed	355	—	741	—	1,096
Depreciation and amortization	409	2	73,542	—	73,953
Other	99	1	1,458	—	1,558
Total expenses	9,185	1,833	207,556	—	218,574

Intercompany income	76	—	148	(224)	—
Intercompany expenses	(148)	—	(76)	224	—
Gain on sale of single-family properties and other, net	3,031	(1,460)	455	—	2,026
Remeasurement of participating preferred units	(5,410)	—	—	—	(5,410)
Equity in income of subsidiaries	23,008	9,237	—	(32,245)	—

Net income (loss)	11,758	6,054	26,229	(32,245)	11,796

Noncontrolling interest	—	—	38	—	38
Preferred distributions	13,587	—	—	—	13,587

Net (loss) income attributable to common unitholders	$(1,829)	$6,054	$26,191	$(32,245)	$(1,829)

Condensed Consolidating Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Three Months Ended March 31, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$21,536	$8,841	$33,562	$(42,414)	$21,525
Other comprehensive income:
Gain on cash flow hedging instrument:
Gain on settlement of cash flow hedging instrument	9,553	—	—	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(120)	—	—	—	(120)
Other comprehensive income	9,433	—	—	—	9,433
Comprehensive income	30,969	8,841	33,562	(42,414)	30,958
Comprehensive loss attributable to noncontrolling interests	—	—	(11)	—	(11)
Preferred distributions	14,597	—	—	—	14,597
Comprehensive income attributable to common unitholders	$16,372	$8,841	$33,573	$(42,414)	$16,372

	For the Three Months Ended March 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$11,758	$6,054	$26,229	$(32,245)	$11,796
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	—	—	(28)	—	(28)
Unrealized gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	(67)	—	—	—	(67)
Other comprehensive loss	(67)	—	(28)	—	(95)
Comprehensive income	11,691	6,054	26,201	(32,245)	11,701
Comprehensive income attributable to noncontrolling interests	—	—	38	—	38
Preferred distributions	13,587	—	—	—	13,587
Comprehensive (loss) income attributable to common unitholders	$(1,896)	$6,054	$26,163	$(32,245)	$(1,924)

Condensed Consolidating Statements of Cash Flows
(Amounts in thousands)

	For the Three Months Ended March 31, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash (used for) provided by operating activities	$(68,398)	$12	$180,877	$—	$112,491

Investing activities
Cash paid for single-family properties	—	—	(149,674)	—	(149,674)
Change in escrow deposits for purchase of single-family properties	—	—	(4,115)	—	(4,115)
Net proceeds received from sales of single-family properties and other	—	1,422	10,545	—	11,967
Proceeds received from hurricane-related insurance claims	—	—	4,000	—	4,000
Distributions from joint ventures	180	—	1,050	—	1,230
(Investment in) return of investment in subsidiaries	(57,488)	9,002	—	48,486	—
Initial renovations to single-family properties	—	—	(20,400)	—	(20,400)
Recurring and other capital expenditures for single-family properties	—	(205)	(10,962)	—	(11,167)
Other purchases of productive assets	—	—	(53,472)	—	(53,472)
Net cash (used for) provided by investing activities	(57,308)	10,219	(223,028)	48,486	(221,631)

Financing activities
Repurchase of Class A units	(34,969)	—	—	—	(34,969)
Share-based compensation payments, net	(414)	—	—	—	(414)
Payments on asset-backed securitizations	—	—	(5,312)	—	(5,312)
Proceeds from revolving credit facility	100,000	—	—	—	100,000
Payments on revolving credit facility	(240,000)	—	—	—	(240,000)
Payments on secured note payable	—	—	(255)	—	(255)
Proceeds from unsecured senior notes, net of discount	497,210	—	—	—	497,210
Settlement of cash flow hedging instrument	9,628	—	—	—	9,628
Intercompany financing and distributions to parent	—	(10,232)	58,718	(48,486)	—
Distributions to common unitholders	(19,794)	—	—	—	(19,794)
Distributions to preferred unitholders	(14,597)	—	—	—	(14,597)
Deferred financing costs paid	(5,025)	—	—	—	(5,025)
Net cash provided by (used for) financing activities	292,039	(10,232)	53,151	(48,486)	286,472

Net increase (decrease) in cash, cash equivalents and restricted cash	166,333	(1)	11,000	—	177,332
Cash, cash equivalents and restricted cash, beginning of period	36,899	31	145,893	—	182,823
Cash, cash equivalents and restricted cash, end of period	$203,232	$30	$156,893	$—	$360,155

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(2,708)	$—	$(19,982)	$—	$(22,690)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$—	$(12)	$9,387	$—	$9,375
Transfers of completed homebuilding deliveries to properties	$—	$—	$8,693	$—	$8,693
Accrued distributions to affiliates	$(2,719)	$—	$—	$—	$(2,719)
Accrued distributions to non-affiliates	$25	$—	$—	$—	$25

Condensed Consolidating Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Three Months Ended March 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash (used for) provided by operating activities	$(7,999)	$(4,271)	$122,307	$—	$110,037

Investing activities
Cash paid for single-family properties	—	—	(73,622)	—	(73,622)
Change in escrow deposits for purchase of single-family properties	—	—	(1,072)	—	(1,072)
Net proceeds received from sales of single-family properties and other	14,265	199	16,842	—	31,306
Collections from mortgage financing receivables	—	—	70	—	70
Distributions from unconsolidated joint ventures	280	—	912	—	1,192
Collections from intercompany notes	2,857	—	—	(2,857)	—
Return of investment in subsidiaries	32,162	15,757	—	(47,919)	—
Initial renovations to single-family properties	—	(1,549)	(6,128)	—	(7,677)
Recurring and other capital expenditures for single-family properties	—	—	(6,484)	—	(6,484)
Other purchases of productive assets	(6,657)	—	(7,053)	—	(13,710)
Net cash provided by (used for) investing activities	42,907	14,407	(76,535)	(50,776)	(69,997)

Financing activities
Proceeds from issuance of Class A units	350,612	—	—	—	350,612
Payments of Class A unit issuance costs	(236)	—	—	—	(236)
Proceeds from exercise of stock options, net of tax withholding	258	—	—	—	258
Payments on asset-backed securitizations	—	—	(6,231)	—	(6,231)
Proceeds from term loan facility	25,000	—	—	—	25,000
Payments on secured note payable	—	—	(245)	—	(245)
Payments on intercompany notes borrowed	—	—	(2,857)	2,857	—
Intercompany financing and distributions to parent	—	(9,237)	(38,682)	47,919	—
Distributions to common unitholders	(14,993)	—	—	—	(14,993)
Distributions to preferred unitholders	(13,587)	—	—	—	(13,587)
Net cash provided by (used for) financing activities	347,054	(9,237)	(48,015)	50,776	340,578

Net increase (decrease) in cash, cash equivalents and restricted cash	381,962	899	(2,243)	—	380,618
Cash, cash equivalents and restricted cash, beginning of period	76,913	62	173,266	—	250,241
Cash, cash equivalents and restricted cash, end of period	$458,875	$961	$171,023	$—	$630,859

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(2,749)	$(934)	$(24,804)	$—	$(28,487)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$—	$26	$(977)	$—	$(951)
Note receivable related to a bulk sale of properties, net of discount	$5,483	$—	$—	$—	$5,483

Note 15. Subsequent Events

Subsequent Acquisitions

From April 1, 2018, through April 30, 2018, the Company acquired 52 properties for an aggregate purchase price of approximately $12.4 million, which included 16 homes developed through our internal construction program.

Redemption of Series C Participating Preferred Shares

On April 5, 2018, the Company redeemed all 7,600,000 shares of the outstanding 5.5% Series C participating preferred shares through a conversion of those participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 10,848,827 Class A common shares issued from the conversion, based on a conversion ratio of 1.4275 Class A common shares issued per Series C participating preferred share. The Operating Partnership also redeemed its corresponding Series C participating preferred units through a conversion into Class A units on April 5, 2018 (see Note 10).

Declaration of Dividends

On May 3, 2018, the Company's board of trustees declared quarterly dividends of $0.05 per share on the Company's Class A and Class B common shares, $0.41 per share on the Company’s 6.5% Series D perpetual preferred shares, $0.40 per share on the Company’s 6.35% Series E perpetual preferred shares, $0.37 per share on the Company’s 5.875% Series F perpetual preferred shares, and $0.37 per share on the Company's 5.875% Series G perpetual preferred shares. The quarterly dividends are payable on July 2, 2018, to shareholders of record on June 15, 2018. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a Maryland REIT focused on acquiring, renovating, leasing and operating single-family homes as rental properties. The Operating Partnership is the entity through which we conduct substantially all of our business and own, directly or through subsidiaries, substantially all of our assets. We commenced operations in November 2012 to continue the investment activities of AH LLC, which was founded by our chairman, B. Wayne Hughes, in 2011 to take advantage of the dislocation in the single-family home market. Effective August 31, 2016, AH LLC was liquidated and its ownership interests in the Operating Partnership were distributed to its members.

As of March 31, 2018, we owned 51,840 single-family properties, in selected sub-markets of MSAs in 22 states, including 1,892 properties to be disposed, compared to 51,239 single-family properties in 22 states, including 310 properties to be disposed, as of December 31, 2017, and 48,336 single-family properties in 22 states, including 704 properties to be disposed, as of March 31, 2017. As of March 31, 2018, we had commitments to acquire an additional 219 single-family properties for an aggregate purchase price of $58.6 million. As of March 31, 2018, 47,677, or 95.5%, of our total properties (excluding properties to be disposed) were leased, compared to 46,996, or 92.3%, of our total properties (excluding properties to be disposed) as of December 31, 2017, and 45,285, or 95.1%, of our total properties (excluding properties to be disposed) as of March 31, 2017. Our portfolio of single-family properties is internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of March 31, 2018:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Atlanta, GA	4,631	9.3%	$170,752	2,144	16.4	2015
Dallas-Fort Worth, TX	4,307	8.6%	162,597	2,118	14.3	2014
Charlotte, NC	3,476	7.0%	186,644	2,079	14.5	2015
Houston, TX	3,122	6.3%	160,639	2,106	12.3	2014
Phoenix, AZ	2,920	5.8%	166,487	1,824	15.1	2014
Indianapolis, IN	2,892	5.8%	151,607	1,933	15.5	2013
Nashville, TN	2,613	5.2%	205,287	2,115	13.8	2014
Jacksonville, FL	2,047	4.1%	166,555	1,936	13.6	2014
Tampa, FL	2,047	4.1%	191,628	1,945	14.1	2014
Raleigh, NC	2,018	4.0%	182,427	1,880	13.3	2014
All Other (2)	19,875	39.8%	183,768	1,904	14.9	2014
Total / Average	49,948	100.0%	$177,304	1,980	14.7	2014

(1)
Excludes 1,892 single-family properties identified as part of the Company's disposition program, including 1,318 properties classified as held for sale and 574 properties identified for future sale, as of March 31, 2018.

(2)	Represents 28 markets in 21 states.

The following table summarizes certain key leasing metrics as of March 31, 2018:

	Total Single-Family Properties (1)
Market	Leased Percentage (2)	Avg. Occupied Days Percentage (3)	Avg. Monthly Realized Rent per property (4)	Avg. Original Lease Term (months) (2)	Avg. Remaining Lease Term (months) (2)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.3%	90.7%	$1,488	11.9	6.4	5.1%
Dallas-Fort Worth, TX	96.9%	93.6%	1,677	11.8	6.3	3.8%
Charlotte, NC	95.1%	87.9%	1,527	12.5	7.1	2.2%
Houston, TX	92.5%	90.2%	1,586	11.7	6.4	2.6%
Phoenix, AZ	97.1%	93.5%	1,283	12.0	6.8	6.4%
Indianapolis, IN	96.8%	94.5%	1,359	12.3	6.1	3.4%
Nashville, TN	95.4%	91.6%	1,679	12.3	6.7	2.6%
Jacksonville, FL	96.7%	91.5%	1,487	12.9	8.0	4.6%
Tampa, FL	96.7%	92.6%	1,650	12.0	6.7	2.9%
Raleigh, NC	95.0%	89.9%	1,474	11.9	6.3	3.0%
All Other (6)	95.3%	91.2%	1,578	12.0	6.6	3.9%
Total / Average	95.5%	91.4%	$1,545	12.1	6.6	3.7%

(1)
Leasing information excludes 1,892 single-family properties identified as part of the Company's disposition program, including 1,318 properties classified as held for sale and 574 properties identified for future sale, as of March 31, 2018.

(2)	Leased percentage, average original lease term and average remaining lease term are reflected as of period end.

(3)	Represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.

(4)
For the three months ended March 31, 2018, Average Monthly Realized Rent is calculated as rents from single-family properties divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.

(5)
Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended March 31, 2018, compared to the annual rent of the previously expired non-month-to-month lease for each property.

(6)	Represents 28 markets in 21 states.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Additionally, opportunities from new construction acquisition channels are impacted by the availability of undeveloped land assets and inventory of homes currently under construction or newly developed. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. During the quarter ended March 31, 2018, our total portfolio increased by 601 homes, including 505 homes acquired through broker acquisitions, 118 homes acquired through new construction acquisitions, of which 37 homes were developed through our internal construction program, and 81 homes acquired through trustee acquisitions, offset by 103 homes sold or rescinded. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy.

As of March 31, 2018, we had 1,892 properties to be disposed, including 1,318 properties classified as held for sale and 574 properties identified for future sale, compared to 310 properties to be disposed as of December 31, 2017, which were all classified as held for sale. In the beginning of 2018, we expanded our disposition program, which identified approximately 1,200 properties to be disposed from five of our smaller markets that we are fully exiting based on market analysis. Our remaining properties to be disposed were identified based on sub-market analysis, as well as individual property-level operational review. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. Based on our Same-Home population of properties, the increase in average monthly realized rent per property was 3.9% for the three months ended March 31, 2018, and we experienced turnover rates of 8.5% and 8.9% for the three months ended March 31, 2018 and 2017, respectively.

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

Property Management Expenses

As we internally manage our portfolio of single-family properties through our proprietary property management platform, we incur costs such as salary expenses for property management personnel, lease expenses and operating costs for property management offices and technology expenses for maintaining our property management platform. As part of developing our property management platform, we have made significant investments in our infrastructure, systems and technology. We believe that these investments will enable our property management platform to become more efficient over time, especially as our portfolio grows in size. Also included in property management expenses is noncash share-based compensation expense related to centralized and field property management employees.

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

Results of Operations

Net income totaled $21.5 million for the three months ended March 31, 2018, compared to net income of $11.8 million for the three months ended March 31, 2017. This improvement was primarily attributable to higher revenues resulting from a larger number of leased properties and higher rental rates.

As we continue to grow our portfolio with a portion of our homes still recently acquired and/or renovated, we distinguish our portfolio of homes between Same-Home properties and Non-Same-Home and Other properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison and if it has not been classified as held for sale, identified for future sale or taken out of service as a result of a casualty loss, which allows the performance of these properties to be compared between periods. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated or newly constructed and then initially leased or available for rent for a period greater than 90 days. Properties acquired through a bulk purchase are first considered non-stabilized, as an entire group, until (1) we have owned them for an adequate period of time to allow for complete on-boarding to our operating platform, and (2) a substantial portion of the properties have experienced tenant turnover at least once under our ownership, providing the opportunity for renovations and improvements to meet our property standards. After such time has passed, properties acquired through a bulk purchase are then evaluated on an individual property basis under our standard stabilization criteria. All other properties, including those classified as held for sale or identified for future sale, are classified as Non-Same-Home and Other.

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

Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of shares or units, (3) gain or loss on early extinguishment of debt, (4) hurricane-related charges, net, (5) gain or loss on sales of single-family properties and other, (6) depreciation and amortization, (7) acquisition fees and costs expensed incurred with business combinations and the acquisition of individual properties, (8) noncash share-based compensation expense, (9) interest expense, (10) general and administrative expense, (11) other expenses and (12) other revenues. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs. We further adjust Core NOI for our Same-Home portfolio by subtracting recurring capital expenditures to calculate Same-Home Core NOI After Capital Expenditures, which we believe provides useful information to investors because it more fully reflects our operating performance after the impact of all property-level expenditures, regardless of whether they are capitalized or expensed.

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

Comparison of the Three Months Ended March 31, 2018, to the Three Months Ended March 31, 2017

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$171,312		$46,711		$218,023
Fees from single-family properties	1,990		843		2,833
Bad debt expense	(1,538)		(462)		(2,000)
Core revenues	171,764		47,092		218,856

Property tax expense	29,989	17.4%	9,101	19.4%	39,090	17.9%
HOA fees, net (2)	3,378	2.0%	1,099	2.3%	4,477	2.0%
R&M and turnover costs, net (2)	13,645	7.9%	5,094	10.8%	18,739	8.6%
Insurance	1,531	0.9%	516	1.1%	2,047	0.9%
Property management expenses, net (3)	13,373	7.8%	4,064	8.6%	17,437	8.0%
Core property operating expenses	61,916	36.0%	19,874	42.2%	81,790	37.4%

Core NOI	$109,848	64.0%	$27,218	57.8%	$137,066	62.6%

	For the Three Months Ended March 31, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$165,728		$35,379		$201,107
Fees from single-family properties	1,992		612		2,604
Bad debt expense	(1,197)		(313)		(1,510)
Core revenues	166,523		35,678		202,201

Property tax expense	29,621	17.7%	7,141	19.9%	36,762	18.2%
HOA fees, net (2)	3,127	1.9%	759	2.1%	3,886	1.9%
R&M and turnover costs, net (2)	9,600	5.8%	2,695	7.6%	12,295	6.1%
Insurance	1,633	1.0%	307	0.9%	1,940	1.0%
Property management expenses, net (3)	12,651	7.6%	2,949	8.3%	15,600	7.7%
Core property operating expenses	56,632	34.0%	13,851	38.8%	70,483	34.9%

Core NOI	$109,891	66.0%	$21,827	61.2%	$131,718	65.1%

(1)	Includes 38,828 properties that have been stabilized longer than 90 days prior to January 1, 2017.

(2)	Presented net of tenant charge-backs.

(3)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$258,004	$233,754
Tenant charge-backs	(35,807)	(28,373)
Bad debt expense	(2,000)	(1,510)
Other revenues	(1,341)	(1,670)
Core revenues	$218,856	$202,201

Core property operating expenses
Property operating expenses	$100,987	$83,305
Property management expenses	18,987	17,478
Noncash share-based compensation - property management	(377)	(417)
Expenses reimbursed by tenant charge-backs	(35,807)	(28,373)
Bad debt expense	(2,000)	(1,510)
Core property operating expenses	$81,790	$70,483

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income	$21,525	$11,796
Remeasurement of participating preferred shares	(1,212)	5,410
Gain on sale of single-family properties and other, net	(2,256)	(2,026)
Depreciation and amortization	79,303	73,953
Acquisition fees and costs expensed	1,311	1,096
Noncash share-based compensation - property management	377	417
Interest expense	29,301	31,889
General and administrative expense	9,231	9,295
Other expenses	827	1,558
Other revenues	(1,341)	(1,670)
Tenant charge-backs	35,807	28,373
Expenses reimbursed by tenant charge-backs	(35,807)	(28,373)
Bad debt expense excluded from operating expenses	2,000	1,510
Bad debt expense included in revenues	(2,000)	(1,510)
Core NOI	137,066	131,718
Less: Non-Same-Home Core NOI	27,218	21,827
Same-Home Core NOI	109,848	109,891
Less: Same-Home recurring capital expenditures	6,054	5,336
Same-Home Core NOI After Capital Expenditures	$103,794	$104,555

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the three months ended March 31, 2018, increased $5.3 million, or 3.1%, to $171.8 million from $166.5 million for the three months ended March 31, 2017. This increase was primarily attributable to higher average monthly realized rental rates, which increased to $1,553 per month for the three months ended March 31, 2018, compared to $1,494 per month for the three months ended March 31, 2017.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the three months ended March 31, 2018, increased $5.3 million, or 9.3%, to $61.9 million from $56.6 million for the three months ended March 31, 2017. Same-Home core property operating expenses as a percentage of total

Same-Home core revenues increased to 36.0% for the three months ended March 31, 2018, from 34.0% for the three months ended March 31, 2017. This increase was partially attributable to one-time costs due to winter freeze damages in certain markets and elevated carrying costs on above average levels of vacant inventory incurred during the three months ended March 31, 2018. The remainder of this increase was primarily attributable to temporarily elevated turnover costs and property management expenses incurred as part of the Company's strategic initiative to improve occupancy back to stabilized levels during the first quarter of 2018.

General and Administrative Expense

For the three months ended March 31, 2018 and 2017, respectively, general and administrative expense, which primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions, was $9.2 million and $9.3 million, respectively, which included $0.6 million and $0.5 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. General and administrative expense was primarily impacted by nonrecurring rating agency fees incurred during 2017 associated with the Company receiving inaugural investment grade corporate ratings, partially offset by higher legal costs.

Interest Expense

Interest expense was $29.3 million and $31.9 million for the three months ended March 31, 2018 and 2017, respectively. This decrease was primarily due to the payoff of the AH4R 2014-SFR1 asset-backed securitization in April 2017 and increased capitalized interest, partially offset by interest expense on the unsecured senior notes issued in February 2018.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended March 31, 2018, acquisition fees and costs expensed totaled $1.3 million, which was related to costs associated with purchases of single-family properties. For the three months ended March 31, 2017, acquisition fees and costs expensed totaled $1.1 million, including $0.7 million of costs associated with purchases of single-family properties and $0.4 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $79.3 million and $74.0 million for the three months ended March 31, 2018 and 2017, respectively. This increase was primarily attributable to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $1.3 million for the three months ended March 31, 2018, which included $0.4 million of interest income on short-term investments, $0.3 million of equity in earnings from unconsolidated joint ventures, $0.2 million of management fee income related to joint ventures and $0.4 million of other income. Other revenues totaled $1.7 million for the three months ended March 31, 2017, which included $0.6 million of management fee income related to joint ventures, $0.3 million of equity in earnings from unconsolidated joint ventures and $0.8 million of other income.

Other Expenses

Other expenses totaled $0.8 million for the three months ended March 31, 2018, which included $0.7 million related to impairments on properties held for sale and $0.1 million of other expenses. Other expenses totaled $1.6 million for the three months ended March 31, 2017, which included $0.9 million related to impairments on properties held for sale, $0.5 million of expenses related to a joint venture and $0.2 million of other expenses.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our policies during the three months ended March 31, 2018. For a discussion of recent accounting pronouncements, see Note 2.

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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax and state income tax (including any applicable alternative minimum tax for taxable years beginning before December 31, 2017) on our taxable income at regular corporate tax rates, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our taxable REIT subsidiaries (our "TRSs") will be subject to federal, state and local taxes on their income at regular corporate rates. The tax years from 2013 through 2017 generally remain open to examination by the taxing jurisdictions to which the Company is subject.

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of March 31, 2018, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of March 31, 2018, included cash and cash equivalents of $203.9 million. Additionally, as of March 31, 2018, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of $800.0 million, and $200.0 million of outstanding borrowings under our term loan facility, which provides for maximum borrowings of $200.0 million.

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

Cash Flows

The following table summarizes the Company's cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$112,491	$110,037
Net cash used for investing activities	(221,631)	(69,997)
Net cash provided by financing activities	286,472	340,578
Net increase in cash, cash equivalents and restricted cash	$177,332	$380,618

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses.

During the three months ended March 31, 2018, net cash provided by operating activities was $112.5 million, which included cash from operations of $103.4 million and $9.1 million from other changes in operating assets and liabilities. Net cash used for investing activities was $221.6 million, which primarily consisted of cash outflows of $153.8 million related to the acquisition of properties, $53.5 million related to purchases of productive assets and $20.4 million of initial renovation costs to prepare our properties for rental, partially offset by cash inflows of $12.0 million in net proceeds received from the sales of single-family properties and other assets. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $286.5 million, which primarily consisted of cash inflows of $497.2 million in proceeds from the issuance of unsecured senior notes, net of a discount, partially offset by cash outflows including $140.0 million of net payments on our revolving credit facility, $35.0 million for Class A common share repurchases and $34.4 million for distributions. The net increase in cash, cash equivalents and restricted cash during the three months ended March 31, 2018, was $177.3 million.

During the three months ended March 31, 2017, net cash provided by operating activities was $110.0 million, which included cash from operations of $95.6 million and $14.4 million from other changes in operating assets and liabilities. Net cash used for investing activities was $70.0 million, which primarily consisted of cash outflows of $74.7 million related to the acquisition of properties, $13.7 million related to purchases of productive assets and $7.7 million of initial renovation costs to prepare our properties for rental, partially offset by cash inflows of $31.3 million in net proceeds received from the sales of single-family properties and other assets. Net cash provided by financing activities was $340.6 million, which primarily consisted of cash inflows including $350.4 million of net proceeds from issuances of Class A common shares and $25.0 million of borrowings against our term loan facility, partially offset by cash outflows of $28.6 million for distributions. The net increase in cash, cash equivalents and restricted cash during the three months ended March 31, 2017, was $380.6 million.

Unsecured Senior Notes

In February 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2018. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before estimated offering costs of $1.8 million. The Operating Partnership intends to use the net proceeds from this issuance for general corporate purposes, including, without limitation, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the Indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes have been initially guaranteed by American Residential Properties OP, L.P., (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Operating Partnership, but such guarantee will be automatically released at the time that the Guarantor Subsidiary no longer guarantees our credit facility. Including the effect of a cash flow hedging instrument settled in February 2018 (see Note 13), the 2028 Notes yield an effective interest rate of 4.08%.

Exchangeable Senior Notes, Net

The exchangeable senior notes, which were assumed in connection with the ARPI Merger during 2016, contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, our Class A common shares or a combination of cash and our Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. Settlements for cash will be paid for by the Operating Partnership, while settlements for the Company's Class A common shares will be issued by AH4R with the Operating Partnership issuing an equivalent number of Class A units to AH4R. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of March 31, 2018, was 55.4118 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on the Company's Class A common share price and distributions to common shareholders.

At-the-Market Common Share Offering Program

In November 2016, the Company established the Original At-the-Market Program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million. The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2017, the Company issued and sold 0.6 million Class A common shares under the Original At-the-Market Program for gross proceeds of $14.3 million, or $22.72 per share, and net proceeds of $14.1 million, after commissions and other expenses of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced in August 2017 with the At-the-Market Program with a $500.0 million capacity and the same terms as the previous program. As of March 31, 2018, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. We did not repurchase and retire any of our shares during the three months ended March 31, 2017. As of March 31, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Redemption of Series C Participating Preferred Shares

On April 5, 2018, the Company redeemed all 7,600,000 shares of the outstanding 5.5% Series C participating preferred shares through a conversion of those participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 10,848,827 Class A common shares issued from the conversion, based on a conversion ratio of 1.4275 Class A common shares issued per Series C participating preferred share. The Operating Partnership also redeemed its corresponding Series C participating preferred units through a conversion into Class A units on April 5, 2018. As a result of the redemption, the Company will record a $32.2 million allocation of income to the Series C participating preferred shareholders in the second quarter of 2018, which represents the initial liquidation value of the Series C participating preferred shares in excess of the original equity carrying value of the Series C participating preferred shares as of the redemption date. The original equity carrying value of the Series C participating preferred shares was net of the initial bifurcated home price appreciation derivative liability and offering costs. (see Note 10).

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

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition fees and costs expensed incurred with business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) noncash interest expense related to acquired debt, (4) hurricane-related charges, net, (5) gain or loss on early extinguishment of debt, (6) noncash gain or loss on redemption or conversion of shares or units and (7) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value.

Adjusted FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting Core FFO attributable to common share and unit holders for (1) recurring capital expenditures that are necessary to help preserve the value and maintain functionality of our properties and (2) actual leasing costs incurred during the period. As a portion of our homes are recently acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized properties, properties identified for future sale as part of the Company's disposition program and properties classified as held for sale.

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

The following is a reconciliation of the Company's net income or loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net income (loss) attributable to common shareholders	$5,814	$(1,490)
Adjustments:
Noncontrolling interests in the Operating Partnership	1,125	(339)
Net (gain) on sale / impairment of single-family properties and other	(1,556)	(1,097)
Depreciation and amortization	79,303	73,953
Less: depreciation and amortization of non-real estate assets	(1,830)	(2,549)
FFO attributable to common share and unit holders	$82,856	$68,478
Adjustments:
Acquisition fees and costs expensed	1,311	1,096
Noncash share-based compensation - general and administrative	598	521
Noncash share-based compensation - property management	377	417
Noncash interest expense related to acquired debt	900	840
Remeasurement of participating preferred shares	(1,212)	5,410
Core FFO attributable to common share and unit holders	$84,830	$76,762
Recurring capital expenditures (1)	(7,386)	(6,397)
Leasing costs	(2,723)	(1,482)
Adjusted FFO attributable to common share and unit holders	$74,721	$68,883
(1) As a portion of our homes are recently acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized properties, properties identified for future sale as part of the Company's disposition program and properties classified as held for sale.

EBITDA / Adjusted EBITDA / Adjusted EBITDA after Capex and Leasing Costs

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. Adjusted EBITDA is a supplemental non-GAAP financial measure calculated by adjusting EBITDA for (1) acquisition fees and costs expensed incurred with business combinations and the acquisition of individual properties, (2) net gain or loss on sales / impairment of single-family properties and other, (3) noncash share-based compensation expense, (4) hurricane-related charges, net, (5) gain or loss on early extinguishment of debt, (6) gain or loss on conversion of shares and units and (7) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value. Adjusted EBITDA after Capex and Leasing Costs is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDA for (1) recurring capital expenditures and (2) leasing costs. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income or loss, determined in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDA after Capex and Leasing Costs for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net income	$21,525	$11,796
Interest expense	29,301	31,889
Depreciation and amortization	79,303	73,953
EBITDA	$130,129	$117,638

Noncash share-based compensation - general and administrative	598	521
Noncash share-based compensation - property management	377	417
Acquisition fees and costs expensed	1,311	1,096
Net (gain) on sale / impairment of single-family properties and other	(1,556)	(1,097)
Remeasurement of participating preferred shares	(1,212)	5,410
Adjusted EBITDA	$129,647	$123,985

Recurring capital expenditures (1)	(7,386)	(6,397)
Leasing costs	(2,723)	(1,482)
Adjusted EBITDA after Capex and Leasing Costs	$119,538	$116,106
(1) As a portion of our homes are recently acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized properties, properties identified for future sale as part of the Company's disposition program and properties classified as held for sale.

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

The Company's variable-rate debt was comprised of borrowings on our term loan facility of $200.0 million as of March 31, 2018, and comprised of borrowings on our revolving credit facility and term loan facility of $140.0 million and $200.0 million, respectively, as of December 31, 2017. All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55% until the fully extended maturity date of June 2022. All borrowings under our term loan facility bear interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75% until the maturity date of June 2022. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$2,000	$3,400
Rate decrease of 1% (1)	$(2,000)	$(3,400)

(1)
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

American Homes 4 Rent

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

American Homes 4 Rent, L.P.

Disclosure Controls and Procedures

The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Operating Partnership's management, including the Operating Partnership's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, the Operating Partnership's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

Under the supervision and with the participation of the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership evaluated the effectiveness of its disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership's disclosure controls and procedures were effective, at a reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                  Legal Proceedings

For a description of the Company's legal proceedings, see Note 12.

Item 1A.                         Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2017, in Part I, Item 1A, Risk Factors and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

There have been no material changes to our risk factors from those disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s repurchases of our outstanding Class A common shares during the three months ended March 31, 2018 (in thousands, except share and per share data):

Period	Total Number of Class A Common Shares Purchased	Average Price Paid per Class A Common Share	Total Number of Class A Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Class A Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	—	$—	—	$146,746
February 1, 2018 to February 28, 2018	—	—	—	300,000
March 1, 2018 to March 31, 2018	1,804,163	19.36	1,804,163	265,067
Total	1,804,163	$19.36	1,804,163	$265,067

On February 22, 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. As of March 31, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

2.9‡	Contribution Agreement dated as of December 12, 2014 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 18, 2014.)

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

4.5
Indenture, dated as of February 7, 2018, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 7, 2018.)

4.6
First Supplemental Indenture, dated as of February 7, 2018, among American Homes 4 Rent, L.P., American Residential Properties OP, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 7, 2018.)

4.7	Form of Global Note representing the Notes (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 7, 2018.)

12.1	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Distributions of American Homes 4 Rent. Filed herewith.

12.2	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Distributions of American Homes 4 Rent, L.P. Filed herewith.

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Diana M. Laing

Diana M. Laing
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: May 4, 2018

AMERICAN HOMES 4 RENT, L.P.

/s/ Diana M. Laing

Diana M. Laing
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: May 4, 2018