Form 10-Q
period 2018-06-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2018-08-03
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 295,383,219 shares of American Homes 4 Rent's Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent's Class B common shares, $0.01 par value per share, outstanding on August 1, 2018.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018, of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R" or "the General Partner" mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to “the Operating Partnership," "our operating partnership" or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to “the Company,” “we,” "our," and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of June 30, 2018, owned an approximate 84.2% common partnership interest in, the Operating Partnership. The remaining 15.8% common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Single-family properties:
Land	$1,670,214	$1,665,631
Buildings and improvements	7,276,606	7,303,270
Single-family properties held for sale, net	284,012	35,803
	9,230,832	9,004,704
Less: accumulated depreciation	(1,046,911)	(939,724)
Single-family properties, net	8,183,921	8,064,980
Cash and cash equivalents	53,504	46,156
Restricted cash	159,010	136,667
Rent and other receivables, net	28,049	30,144
Escrow deposits, prepaid expenses and other assets	246,877	171,851
Deferred costs and other intangibles, net	13,142	13,025
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$8,830,448	$8,608,768

Liabilities
Revolving credit facility	$—	$140,000
Term loan facility, net	99,120	198,023
Asset-backed securitizations, net	1,969,322	1,977,308
Unsecured senior notes, net	492,406	—
Exchangeable senior notes, net	113,533	111,697
Secured note payable	—	48,859
Accounts payable and accrued expenses	282,734	222,867
Amounts payable to affiliates	4,571	4,720
Participating preferred shares derivative liability	—	29,470
Total liabilities	2,961,686	2,732,944

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 295,383,159 and 286,114,637 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	2,954	2,861
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2018, and December 31, 2017	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 30,750,000 and 38,350,000 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	308	384
Additional paid-in capital	5,630,321	5,600,256
Accumulated deficit	(494,326)	(453,953)
Accumulated other comprehensive income	9,267	75
Total shareholders’ equity	5,148,530	5,149,629
Noncontrolling interest	720,232	726,195
Total equity	5,868,762	5,875,824

Total liabilities and equity	$8,830,448	$8,608,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rents from single-family properties	$227,211	$204,648	$445,234	$405,755
Fees from single-family properties	2,754	2,690	5,587	5,294
Tenant charge-backs	32,917	27,382	68,724	55,755
Other	1,601	2,288	2,942	3,958
Total revenues	264,483	237,008	522,487	470,762

Expenses:
Property operating expenses	98,843	85,954	199,830	169,259
Property management expenses	18,616	17,442	37,603	34,920
General and administrative expense	9,677	8,926	18,908	18,221
Interest expense	31,978	28,392	61,279	60,281
Acquisition fees and costs expensed	1,321	1,412	2,632	2,508
Depreciation and amortization	78,319	72,716	157,622	146,669
Other	1,624	1,359	2,451	2,917
Total expenses	240,378	216,201	480,325	434,775

Gain on sale of single-family properties and other, net	3,240	2,454	5,496	4,480
Loss on early extinguishment of debt	(1,447)	(6,555)	(1,447)	(6,555)
Remeasurement of participating preferred shares	—	(1,640)	1,212	(7,050)

Net income	25,898	15,066	47,423	26,862

Noncontrolling interest	(3,150)	(30)	(2,036)	(331)
Dividends on preferred shares	11,984	15,282	26,581	28,869
Redemption of participating preferred shares	32,215	—	32,215	—

Net loss attributable to common shareholders	$(15,151)	$(186)	$(9,337)	$(1,676)

Weighted-average shares outstanding─basic and diluted	295,462,572	258,900,456	290,848,633	251,685,993

Net loss attributable to common shareholders per share─basic and diluted	$(0.05)	$—	$(0.03)	$(0.01)

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$25,898	$15,066	$47,423	$26,862
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	—	9,553	—
Reclassification adjustment for amortization of interest expense included in net income	(241)	—	(361)	(28)
Gain on investment in equity securities:				—
Reclassification adjustment for realized gain included in net income	—	—	—	(67)
Other comprehensive (loss) income	(241)	—	9,192	(95)
Comprehensive income	25,657	15,066	56,615	26,767
Comprehensive loss attributable to noncontrolling interests	(3,209)	(31)	(566)	(314)
Dividends on preferred shares	11,984	15,282	26,581	28,869
Redemption of participating preferred shares	32,215	—	32,215	—
Comprehensive loss attributable to common shareholders	$(15,333)	$(185)	$(1,615)	$(1,788)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2017	286,114,637	$2,861	635,075	$6	38,350,000	$384	$5,600,256	$(453,953)	$75	$5,149,629	$726,195	$5,875,824

Share-based compensation	—	—	—	—	—	—	1,918	—	—	1,918	—	1,918

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	223,858	2	—	—	—	—	2,658	—	—	2,660	—	2,660

Redemption of Series C participating preferred shares into Class A common shares	10,848,827	109	—	—	(7,600,000)	(76)	60,440	(32,215)	—	28,258	—	28,258

Repurchase of Class A common shares	(1,804,163)	(18)	—	—	—	—	(34,951)	—	—	(34,969)	—	(34,969)

Liquidation of consolidated joint venture	—	—	—	—	—	—	—	(1,849)	—	(1,849)	1,608	(241)

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(26,581)	—	(26,581)	—	(26,581)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,535)	(5,535)
Common shares	—	—	—	—	—	—	—	(29,187)	—	(29,187)	—	(29,187)

Net income	—	—	—	—	—	—	—	49,459	—	49,459	(2,036)	47,423

Total other comprehensive income	—	—	—	—	—	—	—	—	9,192	9,192	—	9,192

Balances at June 30, 2018	295,383,159	$2,954	635,075	$6	30,750,000	$308	$5,630,321	$(494,326)	$9,267	$5,148,530	$720,232	$5,868,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$47,423	$26,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,622	146,669
Noncash amortization of deferred financing costs	3,888	4,410
Noncash amortization of discounts on debt instruments	1,941	1,714
Noncash amortization of cash flow hedging instrument	(361)	—
Noncash share-based compensation	1,918	2,059
Provision for bad debt	3,616	2,843
Loss on early extinguishment of debt	1,447	6,555
Remeasurement of participating preferred shares	(1,212)	7,050
Equity in net earnings of unconsolidated ventures	(587)	(1,623)
Net gain on sale of single-family properties and other	(5,496)	(4,480)
Loss on impairment of single-family properties	2,236	2,487
Net gain on resolutions of mortgage loans	—	(16)
Other changes in operating assets and liabilities:
Rent and other receivables	(5,522)	(4,497)
Prepaid expenses and other assets	(12,167)	(7,440)
Deferred leasing costs	(5,834)	(3,401)
Accounts payable and accrued expenses	61,061	40,967
Amounts payable to affiliates	(8)	5,047
Net cash provided by operating activities	249,965	225,206

Investing activities
Cash paid for single-family properties	(206,137)	(226,937)
Change in escrow deposits for purchase of single-family properties	(4,357)	(1,708)
Net proceeds received from sales of single-family properties and other	30,142	54,232
Proceeds received from hurricane-related insurance claims	4,000	—
Collections from mortgage financing receivables	—	78
Distributions from joint ventures	2,440	2,144
Initial renovations to single-family properties	(33,030)	(18,351)
Recurring and other capital expenditures for single-family properties	(23,331)	(15,038)
Other purchases of productive assets	(95,354)	(16,936)
Net cash used for investing activities	(325,627)	(222,516)

Financing activities
Proceeds from issuance of Class A common shares	—	355,589
Payments of Class A common share issuance costs	—	(350)
Proceeds from issuance of perpetual preferred shares	—	155,000
Payments of perpetual preferred share issuance costs	—	(5,209)
Repurchase of Class A common shares	(34,969)	—
Share-based compensation proceeds, net	1,933	1,858
Redemptions of Class A units	—	(169)
Payments on asset-backed securitizations	(10,490)	(466,793)
Proceeds from revolving credit facility	100,000	62,000
Payments on revolving credit facility	(240,000)	(20,000)
Proceeds from term loan facility	—	25,000
Payments on term loan facility	(100,000)	(100,000)
Payments on secured note payable	(49,427)	(482)
Proceeds from unsecured senior notes, net of discount	497,210	—
Settlement of cash flow hedging instrument	9,628	—
Distributions to noncontrolling interests	(5,536)	(5,555)
Distributions to common shareholders	(28,702)	(25,172)
Distributions to preferred shareholders	(29,194)	(28,869)
Deferred financing costs paid	(5,100)	(3,930)
Net cash provided by (used for) financing activities	105,353	(57,082)

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Net increase (decrease) in cash, cash equivalents and restricted cash	29,691	(54,392)
Cash, cash equivalents and restricted cash, beginning of period	182,823	250,241
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$212,514	$195,849

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(47,663)	$(54,157)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$979	$3,922
Transfer of term loan borrowings to revolving credit facility	$—	$50,000
Transfer of deferred financing costs from term loan to revolving credit facility	$—	$1,354
Transfers of completed homebuilding deliveries to properties	$37,541	$—
Note receivable related to a bulk sale of properties, net of discount	$—	$5,559
Redemption of participating preferred shares	$(28,258)	$—
Accrued distributions to affiliates	$(149)	$—
Accrued distributions to non-affiliates	$(1,995)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Single-family properties:
Land	$1,670,214	$1,665,631
Buildings and improvements	7,276,606	7,303,270
Single-family properties held for sale, net	284,012	35,803
	9,230,832	9,004,704
Less: accumulated depreciation	(1,046,911)	(939,724)
Single-family properties, net	8,183,921	8,064,980
Cash and cash equivalents	53,504	46,156
Restricted cash	159,010	136,667
Rent and other receivables, net	28,049	30,144
Escrow deposits, prepaid expenses and other assets	246,869	171,851
Amounts due from affiliates	25,674	25,666
Deferred costs and other intangibles, net	13,142	13,025
Goodwill	120,279	120,279
Total assets	$8,830,448	$8,608,768

Liabilities
Revolving credit facility	$—	$140,000
Term loan facility, net	99,120	198,023
Asset-backed securitizations, net	1,969,322	1,977,308
Unsecured senior notes, net	492,406	—
Exchangeable senior notes, net	113,533	111,697
Secured note payable	—	48,859
Accounts payable and accrued expenses	282,734	222,867
Amounts payable to affiliates	4,571	4,720
Participating preferred units derivative liability	—	29,470
Total liabilities	2,961,686	2,732,944

Commitments and contingencies

Capital
Partners' capital:
General partner:
Common units (296,018,234 and 286,749,712 units issued and outstanding at June 30, 2018, and December 31, 2017, respectively)	4,395,806	4,248,236
Preferred units (30,750,000 and 38,350,000 units issued and outstanding at June 30, 2018, and December 31, 2017, respectively)	743,457	901,318
Limited partners:
Common units (55,350,153 units issued and outstanding at June 30, 2018, and December 31, 2017)	720,232	727,544
Accumulated other comprehensive income	9,267	75
Total partners' capital	5,868,762	5,877,173
Noncontrolling interest	—	(1,349)
Total capital	5,868,762	5,875,824

Total liabilities and capital	$8,830,448	$8,608,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rents from single-family properties	$227,211	$204,648	$445,234	$405,755
Fees from single-family properties	2,754	2,690	5,587	5,294
Tenant charge-backs	32,917	27,382	68,724	55,755
Other	1,601	2,288	2,942	3,958
Total revenues	264,483	237,008	522,487	470,762

Expenses:
Property operating expenses	98,843	85,954	199,830	169,259
Property management expenses	18,616	17,442	37,603	34,920
General and administrative expense	9,677	8,926	18,908	18,221
Interest expense	31,978	28,392	61,279	60,281
Acquisition fees and costs expensed	1,321	1,412	2,632	2,508
Depreciation and amortization	78,319	72,716	157,622	146,669
Other	1,624	1,359	2,451	2,917
Total expenses	240,378	216,201	480,325	434,775

Gain on sale of single-family properties and other, net	3,240	2,454	5,496	4,480
Loss on early extinguishment of debt	(1,447)	(6,555)	(1,447)	(6,555)
Remeasurement of participating preferred units	—	(1,640)	1,212	(7,050)

Net income	25,898	15,066	47,423	26,862

Noncontrolling interest	(248)	1	(259)	39
Preferred distributions	11,984	15,282	26,581	28,869
Redemption of participating preferred units	32,215	—	32,215	—

Net loss attributable to common unitholders	$(18,053)	$(217)	$(11,114)	$(2,046)

Weighted-average common units outstanding─basic and diluted	350,812,725	314,451,049	346,198,786	307,239,255

Net loss attributable to common unitholders per unit─basic and diluted	$(0.05)	$—	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$25,898	$15,066	$47,423	$26,862
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	—	9,553	—
Reclassification adjustment for amortization of interest expense included in net income	(241)	—	(361)	(28)
Gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	—	—	—	(67)
Other comprehensive (loss) income	(241)	—	9,192	(95)
Comprehensive income	25,657	15,066	56,615	26,767
Comprehensive (loss) income attributable to noncontrolling interests	(248)	1	(259)	39
Preferred distributions	11,984	15,282	26,581	28,869
Redemption of participating preferred units	32,215	—	32,215	—
Comprehensive loss attributable to common unitholders	$(18,294)	$(217)	$(1,922)	$(2,141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statement of Capital
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total partners' capital	Noncontrolling interest	Total capital
	Common capital		Preferred capital amount	Common capital
	Units	Amount		Units	Amount

Balances at December 31, 2017	286,749,712	$4,248,236	$901,318	55,350,153	$727,544	$75	$5,877,173	$(1,349)	$5,875,824

Share-based compensation	—	1,918	—	—	—	—	1,918	—	1,918

Common units issued under share-based compensation plans, net of units withheld for employee taxes	223,858	2,660	—	—	—	—	2,660	—	2,660

Redemption of Series C participating preferred units into Class A units	10,848,827	186,119	(157,861)	—	—	—	28,258	—	28,258

Repurchase of Class A units	(1,804,163)	(34,969)	—	—	—	—	(34,969)	—	(34,969)

Liquidation of consolidated joint venture	—	(1,849)	—	—	—	—	(1,849)	1,608	(241)

Distributions to capital holders:
Preferred units	—	—	(26,581)	—	—	—	(26,581)	—	(26,581)
Common units	—	(29,187)	—	—	(5,535)	—	(34,722)	—	(34,722)

Net income	—	22,878	26,581	—	(1,777)	—	47,682	(259)	47,423

Total other comprehensive income	—	—	—	—	—	9,192	9,192	—	9,192

Balances at June 30, 2018	296,018,234	$4,395,806	$743,457	55,350,153	$720,232	$9,267	$5,868,762	$—	$5,868,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$47,423	$26,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,622	146,669
Noncash amortization of deferred financing costs	3,888	4,410
Noncash amortization of discounts on debt instruments	1,941	1,714
Noncash amortization of cash flow hedging instrument	(361)	—
Noncash share-based compensation	1,918	2,059
Provision for bad debt	3,616	2,843
Loss on early extinguishment of debt	1,447	6,555
Remeasurement of participating preferred units	(1,212)	7,050
Equity in net earnings of unconsolidated ventures	(587)	(1,623)
Net gain on sale of single-family properties and other	(5,496)	(4,480)
Loss on impairment of single-family properties	2,236	2,487
Net gain on resolutions of mortgage loans	—	(16)
Other changes in operating assets and liabilities:
Rent and other receivables	(5,522)	(4,497)
Prepaid expenses and other assets	(12,167)	(7,440)
Deferred leasing costs	(5,834)	(3,401)
Accounts payable and accrued expenses	61,061	40,967
Amounts payable to affiliates	(8)	5,047
Net cash provided by operating activities	249,965	225,206

Investing activities
Cash paid for single-family properties	(206,137)	(226,937)
Change in escrow deposits for purchase of single-family properties	(4,357)	(1,708)
Net proceeds received from sales of single-family properties and other	30,142	54,232
Proceeds received from hurricane-related insurance claims	4,000	—
Collections from mortgage financing receivables	—	78
Distributions from joint ventures	2,440	2,144
Initial renovations to single-family properties	(33,030)	(18,351)
Recurring and other capital expenditures for single-family properties	(23,331)	(15,038)
Other purchases of productive assets	(95,354)	(16,936)
Net cash used for investing activities	(325,627)	(222,516)

Financing activities
Proceeds from issuance of Class A units	—	355,589
Payments of Class A unit issuance costs	—	(350)
Proceeds from issuance of perpetual preferred units	—	155,000
Payments of perpetual preferred unit issuance costs	—	(5,209)
Repurchase of Class A units	(34,969)	—
Share-based compensation proceeds, net	1,933	1,858
Redemptions of Class A units	—	(169)
Payments on asset-backed securitizations	(10,490)	(466,793)
Proceeds from revolving credit facility	100,000	62,000
Payments on revolving credit facility	(240,000)	(20,000)
Proceeds from term loan facility	—	25,000
Payments on term loan facility	(100,000)	(100,000)
Payments on secured note payable	(49,427)	(482)
Proceeds from unsecured senior notes, net of discount	497,210	—
Settlement of cash flow hedging instrument	9,628	—
Distributions to common unitholders	(34,238)	(30,727)
Distributions to preferred unitholders	(29,194)	(28,869)
Deferred financing costs paid	(5,100)	(3,930)
Net cash provided by (used for) financing activities	105,353	(57,082)

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Net increase (decrease) in cash, cash equivalents and restricted cash	29,691	(54,392)
Cash, cash equivalents and restricted cash, beginning of period	182,823	250,241
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$212,514	$195,849

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(47,663)	$(54,157)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$979	$3,922
Transfer of term loan borrowings to revolving credit facility	$—	$50,000
Transfer of deferred financing costs from term loan to revolving credit facility	$—	$1,354
Transfers of completed homebuilding deliveries to properties	$37,541	$—
Note receivable related to a bulk sale of properties, net of discount	$—	$5,559
Redemption of participating preferred units	$(28,258)	$—
Accrued distributions to affiliates	$(149)	$—
Accrued distributions to non-affiliates	$(1,995)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R") is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012, for the purpose of acquiring, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the "Operating Partnership," our "operating partnership" or the "OP") is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” "our," and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of June 30, 2018, the Company held 52,049 single-family properties in 22 states, including 2,209 properties identified as part of the Company's disposition program, comprised of 1,838 properties classified as held for sale and 371 properties identified for future sale.

AH4R is the general partner of, and as of June 30, 2018, owned an approximate 84.2% common partnership interest in, the Operating Partnership with the remaining 15.8% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

In February 2018, the FASB issued ASU No. 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities, which retained the current framework for accounting for financial instruments in GAAP but made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company is currently assessing the impact of the guidance on our financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company's and the Operating Partnership's condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Balance Sheet:
Cash and cash equivalents	$53,504	$67,325
Restricted cash	159,010	128,524
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	$212,514	$195,849

Note 4. Single-Family Properties

Single-family properties, net, consisted of the following as of June 30, 2018, and December 31, 2017 (in thousands, except property data):

	June 30, 2018
	Number of properties	Net book value
Leased single-family properties	48,020	$7,526,347
Single-family properties being renovated	223	57,472
Single-family properties being prepared for re-lease	332	46,805
Vacant single-family properties available for lease	1,265	218,285
Single-family properties held for sale, net	1,838	284,012
Single-family properties identified for future sale	371	51,000
Total	52,049	$8,183,921

	December 31, 2017
	Number of properties	Net book value
Leased single-family properties	46,996	$7,284,708
Single-family properties being renovated	980	225,194
Single-family properties being prepared for re-lease	372	47,994
Vacant single-family properties available for lease	2,581	471,281
Single-family properties held for sale, net	310	35,803
Total	51,239	$8,064,980

Single-family properties, net as of June 30, 2018, and December 31, 2017, included $4.8 million and $44.2 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $74.1 million and $69.0 million for the three months ended June 30, 2018 and 2017, respectively, and $149.5 million and $137.8 million for the six months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, the Company sold 113 homes, which generated total net proceeds of $18.2 million and resulted in a net gain on sale of $3.2 million. During the six months ended June 30, 2018, the Company sold 216 homes, which generated total net proceeds of $29.6 million and resulted in a net gain on sale of $5.4 million, and sold land which generated total net proceeds of $0.5 million and resulted in a net gain on sale of $0.1 million. During the three and six months ended June 30, 2017, the Company sold 127 and 631 homes, respectively, which generated total net proceeds of $15.7 million and $39.8 million, respectively, and resulted in a net gain on sale of $2.2 million and $1.2 million, respectively. Total net proceeds for the six months ended June 30, 2017, included a $7.0 million note receivable, before a $1.5 million discount, that was recorded during the first quarter of 2017.

Note 5. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $10.1 million and $10.4 million as of June 30, 2018, and December 31, 2017, respectively. Also included in rent and other receivables, net, is $4.9 million of hurricane-related insurance claims receivable and $0.9 million of non-tenant receivables as of June 30, 2018, compared to $8.9 million of hurricane-related insurance claims receivable and $1.2 million of non-tenant receivables as of December 31, 2017.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes escrow deposits, prepaid expenses and other assets as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Escrow deposits, prepaid expenses and other	$45,944	$33,964
Investments in joint ventures	40,487	42,341
Commercial real estate, vehicles and FF&E, net	44,652	43,608
Land held for development	72,948	39,079
Homebuilding construction in progress	42,846	12,859
Total	$246,877	$171,851

Note 7. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Deferred leasing costs	$9,171	$7,030
Deferred financing costs	11,244	11,244
Intangible assets:
Value of in-place leases	20	179
Trademark	—	3,100
Database	2,100	2,100
	22,535	23,653
Less: accumulated amortization	(9,393)	(10,628)
Total	$13,142	$13,025

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $2.5 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs that relate to our revolving credit facility are included in deferred costs and other intangibles, net within the condensed consolidated balance sheets. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively, which has been included in gross interest, prior to interest capitalization (see Note 8).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2018, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Database	Total
Remaining 2018	$3,430	$990	$3	$150	$4,573
2019	1,271	1,964	2	300	3,537
2020	—	1,969	—	132	2,101
2021	—	1,964	—	—	1,964
2022	—	967	—	—	967
Total	$4,701	$7,854	$5	$582	$13,142

Note 8. Debt

All of the Company's indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of June 30, 2018, and December 31, 2017 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2018	December 31, 2017
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$493,761	$496,326
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	509,400	512,041
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	534,960	537,723
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	464,746	467,267
Total asset-backed securitizations			2,002,867	2,013,357
Unsecured senior notes (4)	4.08%	February 15, 2028	500,000	—
Exchangeable senior notes	3.25%	November 15, 2018	115,000	115,000
Secured note payable (5)	N/A	N/A	—	48,859
Revolving credit facility (6)	3.29%	June 30, 2022	—	140,000
Term loan facility (7)	3.44%	June 30, 2022	100,000	200,000
Total debt (8)			2,717,867	2,517,216
Unamortized discounts on unsecured and exchangeable senior notes			(3,092)	(895)
Equity component of exchangeable senior notes			(1,062)	(2,408)
Deferred financing costs, net (9)			(39,332)	(38,026)
Total debt per balance sheet			$2,674,381	$2,475,887

(1)	Interest rates are as of June 30, 2018. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(3)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(4)	The stated interest rate on the unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.

(5)	The secured note payable was paid off in full during the second quarter of 2018.

(6)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million, with a fully extended maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of June 30, 2018, plus 1-month LIBOR.

(7)
The term loan component of our credit facility matures June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of June 30, 2018, plus 1-month LIBOR.

(8)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, unsecured senior notes, secured note payable, revolving credit facility and term loan facility as of June 30, 2018, and December 31, 2017.

(9)
Deferred financing costs relate to our asset-backed securitizations, term loan facility and unsecured senior notes. Amortization of deferred financing costs was $1.5 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively, which has been included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

During the second quarter of 2018, the Company paid off the outstanding principal on the secured note payable of approximately $48.4 million, which resulted in $0.5 million of charges that were included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the secured note payable also resulted in the release of the 572 homes pledged as collateral and $2.1 million of restricted cash for lender requirements. Also during the second quarter of 2018, the Company paid down $100.0 million on our term loan facility, which resulted in $0.9 million of charges related to the write-off of unamortized deferred financing costs that were included in loss on early extinguishment of debt within the condensed consolidated statements of operations. During the second quarter of 2017, the Company paid off the outstanding principal on the AH4R 2014-SFR1 asset-backed securitization of approximately $455.4 million, which resulted in $6.6 million of charges primarily related to the write-off of unamortized deferred financing costs that were included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AH4R 2014-SFR1 asset-backed securitization also resulted in the release of the 3,799 homes pledged as collateral and $9.4 million of restricted cash for lender requirements.

Debt Maturities

The following table summarizes the contractual maturities of the Company's debt on a fully extended basis as of June 30, 2018 (in thousands):

Remaining 2018	$125,358
2019	20,714
2020	20,714
2021	20,714
2022	120,714
Thereafter	2,409,653
Total debt	2,717,867
Unamortized discounts and deferred financing costs (1)	(43,486)
Total debt per balance sheet	$2,674,381

(1)	Includes the unamortized discounts on the unsecured and exchangeable senior notes, the equity component of the exchangeable senior notes and deferred financing costs, net.

Unsecured Senior Notes

In February 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2018. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before estimated offering costs of $1.9 million. The net proceeds from this issuance were used for general corporate purposes, including, without limitation, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the Indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes have been initially guaranteed by American Residential Properties OP, L.P., (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Operating Partnership, but such guarantee will be automatically released at the time that the Guarantor Subsidiary no longer guarantees our credit facility. Including the effect of a cash flow hedging instrument settled in February 2018 (see Note 13), the 2028 Notes yield an effective interest rate of 4.08%.

Exchangeable Senior Notes, Net

The exchangeable senior notes, which were assumed in connection with the Company's merger (the "ARPI Merger") with American Residential Properties, Inc. ("ARPI") during 2016, contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, our Class A common shares or a combination of cash and our Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. Settlements for cash will be paid for by the Operating Partnership, while settlements for the Company's Class A common shares will be issued by AH4R with the Operating Partnership issuing an equivalent number of Class A units to AH4R. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of June 30, 2018, was 55.5443 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on the Company's Class A common share price and distributions to common shareholders.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facilities and amortization of deferred financing costs, the discounts on senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gross interest	$33,341	$29,427	$65,078	$61,919
Capitalized interest	(1,363)	(1,035)	(3,799)	(1,638)
Interest expense	$31,978	$28,392	$61,279	$60,281

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable	$194	$1,726
Accrued property taxes	90,629	47,765
Other accrued liabilities	38,948	31,788
Accrued distribution payable	24,987	26,982
Accrued construction and maintenance liabilities	20,942	17,928
Resident security deposits	82,952	75,951
Prepaid rent	24,082	20,727
Total	$282,734	$222,867

Note 10. Shareholders’ Equity / Partners' Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program
In November 2016, the Company established an at-the-market common share offering program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million (the "Original At-the-Market Program"). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. During the six months ended June 30, 2017, the Company issued and sold 0.9 million Class A common shares under the Original At-the-Market Program for gross proceeds of $19.4 million, or $22.75 per share, and net proceeds of $19.1 million, after commissions and other expenses of approximately $0.3 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced in August 2017 with an at-the-market common share offering program with a $500.0 million capacity with the same terms (the "At-the-Market Program"). As of June 30, 2018, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. We did not repurchase and retire any of our shares during the six months ended June 30, 2017. As of

June 30, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Preferred Shares

As of June 30, 2018, and December 31, 2017, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				June 30, 2018		December 31, 2017
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value (1)
Series C participating preferred shares (2)	N/A	N/A	N/A	—	$—	7,600,000	$218,236
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	268,750	10,750,000	268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				30,750,000	$768,750	38,350,000	$986,986

(1)
Liquidation value reflects initial liquidation value of $25.00 per share, which in the case of the Series C participating preferred shares is adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets.

(2)
All of the outstanding Series C participating preferred shares were converted into 10,848,827 Class A common shares on April 5, 2018, based on a conversion ratio of 1.4275 common shares per preferred share in accordance with the conversion terms in the Articles Supplementary.

Redemption of Series C Participating Preferred Shares

On April 5, 2018, the Company redeemed all 7,600,000 shares of the outstanding 5.5% Series C participating preferred shares through a conversion of those participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 10,848,827 Class A common shares issued from the conversion, based on a conversion ratio of 1.4275 Class A common shares issued per Series C participating preferred share. The Operating Partnership also redeemed its corresponding Series C participating preferred units through a conversion into Class A units on April 5, 2018. The conversion ratio was calculated by dividing (1) the initial liquidation preference on the Series C participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets (adjusted for a maximum 9.0% internal rate of return), plus unaccrued dividends by (2) the one-day volume weighted-average price (“VWAP”) of the Company’s Class A common shares on March 29, 2018, the date the Company delivered the required notice of redemption. As a result of the redemption, the Company recorded a $32.2 million allocation of income to the Series C participating preferred shareholders in the second quarter of 2018, which represents the initial liquidation value of the Series C participating preferred shares in excess of the original equity carrying value of the Series C participating preferred shares as of the redemption date. The original equity carrying value of the Series C participating preferred shares was net of the initial bifurcated home price appreciation derivative liability and offering costs.

Distributions

During the quarter ended June 30, 2018, the Company's board of trustees declared distributions that totaled $0.05 per share on the Company's Class A and Class B common shares, $0.41 on the Company's 6.5% Series D perpetual preferred shares, $0.40 on the Company's 6.35% Series E perpetual preferred shares, $0.37 on the Company's 5.875% Series F perpetual preferred shares and $0.37 on the Company's 5.875% Series G perpetual preferred shares. During the quarter ended June 30, 2017, the Company's board of trustees declared distributions that totaled $0.05 per share on the Company's Class A and Class B common shares, $0.31 on the Company's 5.0% Series A participating preferred shares, $0.31 on the Company's 5.0% Series B participating preferred shares, $0.34 on the Company's 5.5% Series C participating preferred shares, $0.41 on the Company's 6.5% Series D perpetual preferred shares and $0.40 on the Company's 6.35% Series E perpetual preferred shares. Distributions declared on our 5.875% Series F perpetual preferred shares were for a pro-rated amount of $0.27 during the quarter ended June 30, 2017. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC ("AH LLC") members in units in the Operating Partnership. Former AH LLC members owned 54,276,644, or approximately 15.5% and 15.9%, of the total 351,368,387 and 342,099,865 Class A units in the Operating Partnership as of June 30, 2018, and December 31, 2017, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 1,073,509, or approximately 0.3% of the total 351,368,387 and 342,099,865 Class A units in the Operating Partnership as of June 30, 2018, and December 31, 2017, respectively. Also included in noncontrolling interest as of December 31, 2017, was the outside ownership interest in a consolidated subsidiary of the Operating Partnership, which was liquidated during the second quarter of 2018.

The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss allocated to Class A units	$(2,902)	$(31)	$(1,777)	$(370)
Net (loss) income allocated to noncontrolling interest in a consolidated subsidiary	(248)	1	(259)	39
	$(3,150)	$(30)	$(2,036)	$(331)

Noncontrolling interest as reflected in the Operating Partnership's condensed consolidated balance sheets consisted solely of the outside ownership interest in a consolidated subsidiary of the Operating Partnership, which was liquidated during the second quarter of 2018. Income and loss allocated to the Operating Partnership's noncontrolling interest is reflected in noncontrolling interest within the Operating Partnership's condensed consolidated statements of operations. The Operating Partnership units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company's condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership's condensed consolidated balance sheets.

2012 Equity Incentive Plan

The Company's employees are compensated through the Operating Partnership, including share-based compensation. When the Company issues Class A common shares under the 2012 Equity Incentive Plan (the "Plan"), the Operating Partnership issues an equivalent number of Class A units to AH4R.

During the six months ended June 30, 2018 and 2017, the Company granted stock options for 140,000 and 385,200 Class A common shares, respectively, and 304,400 and 174,000 restricted stock units, respectively, to certain employees of the Company under the Plan. The options and restricted stock units granted during the six months ended June 30, 2018 and 2017, vest over four years, and the options expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2018 and 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2017	2,826,500	$15.69	7.6	$14,956
Granted	385,200	23.38
Exercised	(28,250)	15.96		196
Forfeited	(50,000)	16.38
Options outstanding at June 30, 2017	3,133,450	$16.62	7.3	$18,940
Options exercisable at June 30, 2017	1,716,000	$15.89	6.5	$11,468

Options outstanding at January 1, 2018	3,052,450	$16.65	6.9	$16,421
Granted	140,000	19.40
Exercised	(171,875)	16.04		787
Forfeited	(66,250)	17.69
Options outstanding at June 30, 2018	2,954,325	$16.79	6.0	$16,347
Options exercisable at June 30, 2018	2,174,550	$16.20	5.3	$13,123

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the six months ended June 30, 2018 and 2017:

	2018	2017
Weighted-average fair value	$3.03	$3.82
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	18.9%	21.3%
Risk-free interest rate	2.8%	2.2%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the six months ended June 30, 2018 and 2017:

	2018	2017
Restricted stock units at beginning of period	243,875	130,150
Units awarded	304,400	174,000
Units vested	(80,025)	(42,475)
Units forfeited	(48,375)	(10,250)
Restricted stock units at end of period	419,875	251,425

For the three months ended June 30, 2018 and 2017, total non-cash share-based compensation expense related to stock options and restricted stock units was $0.9 million and $1.1 million, respectively, of which $0.5 million and $0.7 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $0.4 million, respectively, related to centralized and field property management employees and was included in property management expenses within the condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, total non-cash share-based compensation expense related to stock options and restricted stock units was $1.9 million and $2.1 million, respectively, of which $1.1 million and $1.2 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $0.8 million and $0.9 million, respectively, related to centralized and field property management employees and was included in property management expenses in the condensed consolidated statements of operations.

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company's computation of net loss per common share on a basic and diluted basis for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$25,898	$15,066	$47,423	$26,862
Less:
Noncontrolling interest	(3,150)	(30)	(2,036)	(331)
Dividends on preferred shares	11,984	15,282	26,581	28,869
Redemption of participating preferred shares	32,215	—	32,215	—
Numerator for loss per common share—basic and diluted	$(15,151)	$(186)	$(9,337)	$(1,676)

Denominator:
Weighted-average common shares outstanding—basic and diluted (1)	295,462,572	258,900,456	290,848,633	251,685,993

Net loss per common share—basic and diluted	$(0.05)	$—	$(0.03)	$(0.01)

(1)
The computation of diluted earnings per share for the three months ended June 30, 2018 and 2017, excludes an aggregate of 6,974,868 and 28,351,580 potentially dilutive securities, respectively, and for the six months ended June 30, 2018 and 2017, excludes an aggregate of 6,971,928 and 28,342,309 potentially dilutive securities, respectively, which include a combination of participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods. The effect of the potential conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership's computation of net loss per common unit on a basic and diluted basis for the three and six months ended June 30, 2018 and 2017 (in thousands, except unit and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$25,898	$15,066	$47,423	$26,862
Less:
Noncontrolling interest	(248)	1	(259)	39
Preferred distributions	11,984	15,282	26,581	28,869
Redemption of participating preferred units	32,215	—	32,215	—
Numerator for loss per common unit—basic and diluted	$(18,053)	$(217)	$(11,114)	$(2,046)

Denominator:
Weighted-average common units outstanding—basic and diluted (1)	350,812,725	314,451,049	346,198,786	307,239,255

Net loss per common unit—basic and diluted	$(0.05)	$—	$(0.03)	$(0.01)

(1)
The computation of diluted earnings per unit for the three months ended June 30, 2018 and 2017, excludes an aggregate of 6,974,868 and 28,351,580 potentially dilutive securities, respectively, and for the six months ended June 30, 2018 and 2017, excludes an aggregate of 6,971,928 and 28,342,309 potentially dilutive securities, respectively, which include a combination of participating preferred units, exchangeable senior notes, common units issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods.

Note 12. Commitments and Contingencies

As of June 30, 2018, the Company had commitments to acquire 236 single-family properties for an aggregate purchase price of $62.2 million, as well as $42.5 million in purchase commitments that relate to both third party developer agreements and land for our internal construction program. As of December 31, 2017, the Company had commitments to acquire 520 single-family properties for an aggregate purchase price of $128.1 million, as well as $24.0 million in land purchase commitments that relate to both third party developer agreements and our internal construction program.

As of June 30, 2018, and December 31, 2017, the Company had sales in escrow for approximately 156 and 69 of our single-family properties, respectively, for aggregate selling prices of $24.7 million and $7.0 million, respectively.

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

Our revolving credit facility, term loan facility, asset-backed securitizations and secured note payable are financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. Our unsecured senior notes and exchangeable senior notes are also financial instruments, which are classified as Level 2 in the fair value hierarchy as their fair values are estimated using observable inputs, based on the market value of the last trade at the end of the period.

The following table displays the carrying values and fair values of our debt instruments as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$493,761	$497,707	$496,326	$504,730
AH4R 2014-SFR3 securitization	509,400	515,755	512,041	521,252
AH4R 2015-SFR1 securitization	534,960	538,855	537,723	544,592
AH4R 2015-SFR2 securitization	464,746	468,648	467,267	475,832
Total asset-backed securitizations (1)	2,002,867	2,020,965	2,013,357	2,046,406
Unsecured senior notes, net (1) (2)	497,315	497,190	—	—
Exchangeable senior notes, net (2)	113,533	145,771	111,697	147,462
Secured note payable (3)	—	—	48,859	49,027
Revolving credit facility (1) (4)	—	—	140,000	140,000
Term loan facility (1) (5)	100,000	100,000	200,000	200,000
Total debt	$2,713,715	$2,763,926	$2,513,913	$2,582,895

(1)
The carrying values of the asset-backed securitizations, unsecured senior notes, revolving credit facility and term loan facility exclude $33.5 million, $4.9 million, $7.9 million and $0.9 million, respectively, of unamortized deferred financing costs as of June 30, 2018, and exclude $36.0 million, zero, $8.8 million and $2.0 million, respectively, of unamortized deferred financing costs as of December 31, 2017.

(2)	The carrying values of the unsecured senior notes, net and exchangeable senior notes, net are presented net of unamortized discounts.

(3)	The secured note payable was paid off in full during the second quarter of 2018.

(4)
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

(5)
As our term loan facility bears interest at a floating rate based on an index plus a spread, which is a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%, management believes that the carrying value of the term loan facility reasonably approximates fair value.

Valuation of the participating preferred shares derivative liability considered scenarios in which the participating preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considered certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan statistical areas, or MSAs, as outlined in the agreement. The Series C participating preferred shares were redeemed through a conversion into Class A common shares on April 5, 2018 (see Note 10).

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

The following table sets forth the fair values of the participating preferred shares derivative liability and treasury lock as of June 30, 2018, and December 31, 2017 (in thousands):

Description	Fair Value Hierarchy	June 30, 2018	December 31, 2017
Assets:
Treasury lock	Level 2	$—	$75
Liabilities:
Participating preferred shares derivative liability	Level 3	$—	$29,470

The following tables present changes in the fair values of our Level 3 financial instruments that were measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 (in thousands):

Description	January 1, 2018	Conversions	Remeasurement included in earnings	June 30, 2018
Liabilities:
Participating preferred shares derivative liability	$29,470	$(28,258)	$(1,212)	$—

Description	January 1, 2017	Conversions	Remeasurement included in earnings	June 30, 2017
Liabilities:
Participating preferred shares derivative liability	$69,810	$—	$7,050	$76,860

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

Condensed Consolidating Balance Sheets
(Amounts in thousands)

	As of June 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Single-family properties, net	$—	$656	$8,183,265	$—	$8,183,921
Cash and cash equivalents	32,521	—	20,983	—	53,504
Restricted cash	26,910	30	132,070	—	159,010
Rent and other receivables, net	186	2	27,861	—	28,049
Intercompany receivables	255,388	—	—	(255,388)	—
Escrow deposits, prepaid expenses and other assets, including due from affiliates	58,231	172	214,140	—	272,543
Investments in subsidiaries	5,988,782	115,663	—	(6,104,445)	—
Deferred costs and other intangibles, net	8,436	—	4,706	—	13,142
Goodwill	120,279	—	—	—	120,279
Total assets	$6,490,733	$116,523	$8,583,025	$(6,359,833)	$8,830,448

Liabilities
Revolving credit facility	$—	$—	$—	$—	$—
Term loan facility, net	99,120	—	—	—	99,120
Asset-backed securitizations, net	—	—	1,969,322	—	1,969,322
Unsecured senior notes, net	492,406	—	—	—	492,406
Exchangeable senior notes, net	—	113,533	—	—	113,533
Accounts payable and accrued expenses	32,844	2,648	247,242	—	282,734
Amounts payable to affiliates	4,571	—	—	—	4,571
Intercompany payables	—	9,011	246,377	(255,388)	—
Total liabilities	628,941	125,192	2,462,941	(255,388)	2,961,686

Capital
Partners' capital:
General partner:
Common units	4,388,836	(8,669)	6,120,084	(6,104,445)	4,395,806
Preferred units	743,457	—	—	—	743,457
Limited partner:
Common units	720,232	—	—	—	720,232
Accumulated other comprehensive income	9,267	—	—	—	9,267
Total partners' capital:	5,861,792	(8,669)	6,120,084	(6,104,445)	5,868,762
Total capital	5,861,792	(8,669)	6,120,084	(6,104,445)	5,868,762

Total liabilities and capital	$6,490,733	$116,523	$8,583,025	$(6,359,833)	$8,830,448

Condensed Consolidating Balance Sheets (continued)
(Amounts in thousands)

	As of December 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Single-family properties, net	$—	$1,732	$8,063,248	$—	$8,064,980
Cash and cash equivalents	22,157	—	23,999	—	46,156
Restricted cash	14,742	31	121,894	—	136,667
Rent and other receivables, net	114	57	29,973	—	30,144
Intercompany receivables	154,621	—	—	(154,621)	—
Escrow deposits, prepaid expenses and other assets, including due from affiliates	59,271	164	138,082	—	197,517
Investments in subsidiaries	5,889,146	115,303	—	(6,004,449)	—
Deferred costs and other intangibles, net	9,652	—	3,373	—	13,025
Goodwill	120,279	—	—	—	120,279
Total assets	$6,269,982	$117,287	$8,380,569	$(6,159,070)	$8,608,768

Liabilities
Revolving credit facility	$140,000	$—	$—	$—	$140,000
Term loan facility, net	198,023	—	—	—	198,023
Asset-backed securitizations, net	—	—	1,977,308	—	1,977,308
Exchangeable senior notes, net	—	111,697	—	—	111,697
Secured note payable	—	—	48,859	—	48,859
Accounts payable and accrued expenses	27,566	2,757	192,544	—	222,867
Amounts payable to affiliates	4,720	—	—	—	4,720
Intercompany payables	—	8,428	146,193	(154,621)	—
Participating preferred units derivative liability	29,470	—	—	—	29,470
Total liabilities	399,779	122,882	2,364,904	(154,621)	2,732,944

Capital
Partners' capital:
General partner:
Common units	4,241,266	(5,595)	6,017,014	(6,004,449)	4,248,236
Preferred units	901,318	—	—	—	901,318
Limited partner:
Common units	727,544	—	—	—	727,544
Accumulated other comprehensive income	75	—	—	—	75
Total partners' capital:	5,870,203	(5,595)	6,017,014	(6,004,449)	5,877,173
Noncontrolling interest	—	—	(1,349)	—	(1,349)
Total capital	5,870,203	(5,595)	6,015,665	(6,004,449)	5,875,824

Total liabilities and capital	$6,269,982	$117,287	$8,380,569	$(6,159,070)	$8,608,768

Condensed Consolidating Statements of Operations
(Amounts in thousands)

	For the Three Months Ended June 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$18	$227,193	$—	$227,211
Fees from single-family properties	—	1	2,753	—	2,754
Tenant charge-backs	—	1	32,916	—	32,917
Other	400	—	1,201	—	1,601
Total revenues	400	20	264,063	—	264,483

Expenses:
Property operating expenses	—	1	98,842	—	98,843
Property management expenses	—	—	18,616	—	18,616
General and administrative expense	6,014	1	3,662	—	9,677
Interest expense	7,972	1,870	22,136	—	31,978
Acquisition fees and costs expensed	—	—	1,321	—	1,321
Depreciation and amortization	204	—	78,115	—	78,319
Other expense	80	—	1,544	—	1,624
Total expenses	14,270	1,872	224,236	—	240,378

Intercompany income	575	—	85	(660)	—
Intercompany expenses	(85)	—	(575)	660	—
Gain on sale of single-family properties and other, net	—	169	3,071	—	3,240
Loss on early extinguishment of debt	(879)	—	(568)	—	(1,447)
Equity in income of subsidiaries	40,405	11,035	—	(51,440)	—

Net income	26,146	9,352	41,840	(51,440)	25,898

Noncontrolling interest	—	—	(248)	—	(248)
Preferred distributions	11,984	—	—	—	11,984
Redemption of participating preferred units	32,215	—	—	—	32,215

Net (loss) income attributable to common unitholders	$(18,053)	$9,352	$42,088	$(51,440)	$(18,053)

Condensed Consolidating Statements of Operations (continued)
(Amounts in thousands)

	For the Three Months Ended June 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$64	$204,584	$—	$204,648
Fees from single-family properties	—	1	2,689	—	2,690
Tenant charge-backs	—	7	27,375	—	27,382
Other	333	—	1,955	—	2,288
Total revenues	333	72	236,603	—	237,008

Expenses:
Property operating expenses	—	54	85,900	—	85,954
Property management expenses	—	5	17,437	—	17,442
General and administrative expense	5,020	—	3,906	—	8,926
Interest expense	3,187	1,809	23,396	—	28,392
Acquisition fees and costs expensed	3	—	1,409	—	1,412
Depreciation and amortization	369	4	72,343	—	72,716
Other	81	50	1,228	—	1,359
Total expenses	8,660	1,922	205,619	—	216,201

Intercompany income	45	—	179	(224)	—
Intercompany expenses	(179)	—	(45)	224	—
Gain on sale of single-family properties and other, net	—	285	2,169	—	2,454
Loss on early extinguishment of debt	—	—	(6,555)	—	(6,555)
Remeasurement of participating preferred units	(1,640)	—	—	—	(1,640)
Equity in income of subsidiaries	25,166	9,251	—	(34,417)	—

Net income	15,065	7,686	26,732	(34,417)	15,066

Noncontrolling interest	—	—	1	—	1
Preferred distributions	15,282	—	—	—	15,282

Net (loss) income attributable to common unitholders	$(217)	$7,686	$26,731	$(34,417)	$(217)

Condensed Consolidating Statements of Operations (continued)
(Amounts in thousands)

	For the Six Months Ended June 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$40	$445,194	$—	$445,234
Fees from single-family properties	—	1	5,586	—	5,587
Tenant charge-backs	—	4	68,720	—	68,724
Other	734	—	2,208	—	2,942
Total revenues	734	45	521,708	—	522,487

Expenses:
Property operating expenses	—	4	199,826	—	199,830
Property management expenses	—	3	37,600	—	37,603
General and administrative expense	11,951	2	6,955	—	18,908
Interest expense	14,229	3,705	43,345	—	61,279
Acquisition fees and costs expensed	—	—	2,632	—	2,632
Depreciation and amortization	501	—	157,121	—	157,622
Other expense	175	9	2,267	—	2,451
Total expenses	26,856	3,723	449,746	—	480,325

Intercompany income	1,026	—	142	(1,168)	—
Intercompany expenses	(142)	—	(1,026)	1,168	—
Gain on sale of single-family properties and other, net	—	604	4,892	—	5,496
Loss on early extinguishment of debt	(879)	—	(568)	—	(1,447)
Remeasurement of participating preferred units	1,212	—	—	—	1,212
Equity in income of subsidiaries	72,587	21,267	—	(93,854)	—

Net income	47,682	18,193	75,402	(93,854)	47,423

Noncontrolling interest	—	—	(259)	—	(259)
Preferred distributions	26,581	—	—	—	26,581
Redemption of participating preferred units	32,215	—	—	—	32,215

Net (loss) income attributable to common unitholders	$(11,114)	$18,193	$75,661	$(93,854)	$(11,114)

Condensed Consolidating Statements of Operations (continued)
(Amounts in thousands)

	For the Six Months Ended June 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$166	$405,589	$—	$405,755
Fees from single-family properties	—	2	5,292	—	5,294
Tenant charge-backs	—	14	55,741	—	55,755
Other	719	—	3,239	—	3,958
Total revenues	719	182	469,861	—	470,762

Expenses:
Property operating expenses	—	102	169,157	—	169,259
Property management expenses	—	11	34,909	—	34,920
General and administrative expense	10,014	2	8,205	—	18,221
Interest expense	6,515	3,583	50,183	—	60,281
Acquisition fees and costs expensed	358	—	2,150	—	2,508
Depreciation and amortization	778	6	145,885	—	146,669
Other	180	51	2,686	—	2,917
Total expenses	17,845	3,755	413,175	—	434,775

Intercompany income	121	—	327	(448)	—
Intercompany expenses	(327)	—	(121)	448	—
Gain (loss) on sale of single-family properties and other, net	3,031	(1,175)	2,624	—	4,480
Loss on early extinguishment of debt	—	—	(6,555)	—	(6,555)
Remeasurement of participating preferred units	(7,050)	—	—	—	(7,050)
Equity in income of subsidiaries	48,174	18,488	—	(66,662)	—

Net income	26,823	13,740	52,961	(66,662)	26,862

Noncontrolling interest	—	—	39	—	39
Preferred distributions	28,869	—	—	—	28,869

Net (loss) income attributable to common unitholders	$(2,046)	$13,740	$52,922	$(66,662)	$(2,046)

Condensed Consolidating Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Three Months Ended June 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$26,146	$9,352	$41,840	$(51,440)	$25,898
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	(241)	—	—	—	(241)
Other comprehensive loss	(241)	—	—	—	(241)
Comprehensive income	25,905	9,352	41,840	(51,440)	25,657
Comprehensive loss attributable to noncontrolling interests	—	—	(248)	—	(248)
Preferred distributions	11,984	—	—	—	11,984
Redemption of participating preferred units	32,215	—	—	—	32,215
Comprehensive (loss) income attributable to common unitholders	$(18,294)	$9,352	$42,088	$(51,440)	$(18,294)

	For the Three Months Ended June 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$15,065	$7,686	$26,732	$(34,417)	$15,066
Comprehensive income	15,065	7,686	26,732	(34,417)	15,066
Comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Preferred distributions	15,282	—	—	—	15,282
Comprehensive (loss) income attributable to common unitholders	$(217)	$7,686	$26,731	$(34,417)	$(217)

Condensed Consolidating Statements of Comprehensive Income (Loss) (continued)
(Amounts in thousands)

	For the Six Months Ended June 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$47,682	$18,193	$75,402	$(93,854)	$47,423
Other comprehensive income:
Gain on cash flow hedging instrument:
Gain on settlement of cash flow hedging instrument	9,553	—	—	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(361)	—	—	—	(361)
Other comprehensive income	9,192	—	—	—	9,192
Comprehensive income	56,874	18,193	75,402	(93,854)	56,615
Comprehensive loss attributable to noncontrolling interests	—	—	(259)	—	(259)
Preferred distributions	26,581	—	—	—	26,581
Redemption of participating preferred units	32,215	—	—	—	32,215
Comprehensive (loss) income attributable to common unitholders	$(1,922)	$18,193	$75,661	$(93,854)	$(1,922)

	For the Six Months Ended June 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$26,823	$13,740	$52,961	$(66,662)	$26,862
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	—	—	(28)	—	(28)
Unrealized gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	(67)	—	—	—	(67)
Other comprehensive loss	(67)	—	(28)	—	(95)
Comprehensive income	26,756	13,740	52,933	(66,662)	26,767
Comprehensive income attributable to noncontrolling interests	—	—	39	—	39
Preferred distributions	28,869	—	—	—	28,869
Comprehensive (loss) income attributable to common unitholders	$(2,113)	$13,740	$52,894	$(66,662)	$(2,141)

Condensed Consolidating Statements of Cash Flows
(Amounts in thousands)

	For the Six Months Ended June 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash (used for) provided by operating activities	$(115,080)	$(1,305)	$366,350	$—	$249,965

Investing activities
Cash paid for single-family properties	—	—	(206,137)	—	(206,137)
Change in escrow deposits for purchase of single-family properties	—	—	(4,357)	—	(4,357)
Net proceeds received from sales of single-family properties and other	—	2,165	27,977	—	30,142
Proceeds received from hurricane-related insurance claims	—	—	4,000	—	4,000
Distributions from joint ventures	440	—	2,000	—	2,440
(Investment in) return of investment in subsidiaries	(28,098)	20,907	—	7,191	—
Initial renovations to single-family properties	—	—	(33,030)	—	(33,030)
Recurring and other capital expenditures for single-family properties	—	(501)	(22,830)	—	(23,331)
Other purchases of productive assets	—	—	(95,354)	—	(95,354)
Net cash (used for) provided by investing activities	(27,658)	22,571	(327,731)	7,191	(325,627)

Financing activities
Repurchase of Class A units	(34,969)	—	—	—	(34,969)
Share-based compensation proceeds, net	1,933	—	—	—	1,933
Payments on asset-backed securitizations	—	—	(10,490)	—	(10,490)
Proceeds from revolving credit facility	100,000	—	—	—	100,000
Payments on revolving credit facility	(240,000)	—	—	—	(240,000)
Payments on term loan facility	(100,000)	—	—	—	(100,000)
Payments on secured note payable	—	—	(49,427)	—	(49,427)
Proceeds from unsecured senior notes, net of discount	497,210	—	—	—	497,210
Settlement of cash flow hedging instrument	9,628	—	—	—	9,628
Intercompany financing and distributions to parent	—	(21,267)	28,458	(7,191)	—
Distributions to common unitholders	(34,238)	—	—	—	(34,238)
Distributions to preferred unitholders	(29,194)	—	—	—	(29,194)
Deferred financing costs paid	(5,100)	—	—	—	(5,100)
Net cash provided by (used for) financing activities	165,270	(21,267)	(31,459)	(7,191)	105,353

Net increase (decrease) in cash, cash equivalents and restricted cash	22,532	(1)	7,160	—	29,691
Cash, cash equivalents and restricted cash, beginning of period	36,899	31	145,893	—	182,823
Cash, cash equivalents and restricted cash, end of period	$59,431	$30	$153,053	$—	$212,514

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(4,799)	$(1,869)	$(40,995)	$—	$(47,663)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$—	$(12)	$991	$—	$979
Transfers of completed homebuilding deliveries to properties	$—	$—	$37,541	$—	$37,541
Redemption of participating preferred units	$(28,258)	$—	$—	$—	$(28,258)
Accrued distributions to affiliates	$(149)	$—	$—	$—	$(149)
Accrued distributions to non-affiliates	$(1,995)	$—	$—	$—	$(1,995)

Condensed Consolidating Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Six Months Ended June 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash (used for) provided by operating activities	$(31,632)	$(4,980)	$261,818	$—	$225,206

Investing activities
Cash paid for single-family properties	—	—	(226,937)	—	(226,937)
Change in escrow deposits for purchase of single-family properties	—	—	(1,708)	—	(1,708)
Net proceeds received from sales of single-family properties and other	14,265	949	39,018	—	54,232
Collections from mortgage financing receivables	—	—	78	—	78
Distributions from joint ventures	480	—	1,664	—	2,144
Collections from intercompany notes	9,507	—	—	(9,507)	—
(Investment in) return of investment in subsidiaries	(444,589)	24,064	—	420,525	—
Initial renovations to single-family properties	—	(1,565)	(16,786)	—	(18,351)
Recurring and other capital expenditures for single-family properties	—	—	(15,038)	—	(15,038)
Other purchases of productive assets	(6,657)	—	(10,279)	—	(16,936)
Net cash (used for) provided by investing activities	(426,994)	23,448	(229,988)	411,018	(222,516)

Financing activities
Proceeds from issuance of Class A units	355,589	—	—	—	355,589
Payments of Class A unit issuance costs	(350)	—	—	—	(350)
Proceeds from issuance of perpetual preferred units	155,000	—	—	—	155,000
Payments of perpetual preferred unit issuance costs	(5,209)	—	—	—	(5,209)
Share-based compensation proceeds, net	1,858	—	—	—	1,858
Redemptions of Class A units	(169)	—	—	—	(169)
Payments on asset-backed securitizations	—	—	(466,793)	—	(466,793)
Proceeds from revolving credit facility	62,000	—	—	—	62,000
Payments on revolving credit facility	(20,000)	—	—	—	(20,000)
Proceeds from term loan facility	25,000	—	—	—	25,000
Payments on term loan facility	(100,000)	—	—	—	(100,000)
Payments on secured note payable	—	—	(482)	—	(482)
Payments on intercompany notes borrowed	—	—	(9,507)	9,507	—
Intercompany financing and distributions to parent	—	(18,488)	439,013	(420,525)	—
Distributions to common unitholders	(30,727)	—	—	—	(30,727)
Distributions to preferred unitholders	(28,869)	—	—	—	(28,869)
Deferred financing costs paid	(3,930)	—	—	—	(3,930)
Net cash provided by (used for) financing activities	410,193	(18,488)	(37,769)	(411,018)	(57,082)

Net decrease in cash, cash equivalents and restricted cash	(48,433)	(20)	(5,939)	—	(54,392)
Cash, cash equivalents and restricted cash, beginning of period	76,913	62	173,266	—	250,241
Cash, cash equivalents and restricted cash, end of period	$28,480	$42	$167,327	$—	$195,849

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(5,347)	$(1,869)	$(46,941)	$—	$(54,157)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$—	$21	$3,901	$—	$3,922
Transfer of term loan borrowings to revolving credit facility	$50,000	$—	$—	$—	$50,000
Transfer of deferred financing costs from term loan to revolving credit facility	$1,354	$—	$—	$—	$1,354
Note receivable related to a bulk sale of properties, net of discount	$5,559	$—	$—	$—	$5,559

Note 15. Subsequent Events

Subsequent Acquisitions

From July 1, 2018, through July 31, 2018, the Company acquired 176 properties for an aggregate purchase price of approximately $45.0 million, which included 13 homes developed through our internal construction program.

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

As of June 30, 2018, we owned 52,049 single-family properties, in selected sub-markets of MSAs in 22 states, including 2,209 properties to be disposed, compared to 51,239 single-family properties in 22 states, including 310 properties to be disposed, as of December 31, 2017, and 48,982 single-family properties in 22 states, including 582 properties to be disposed, as of June 30, 2017. As of June 30, 2018, we had commitments to acquire an additional 236 single-family properties for an aggregate purchase price of $62.2 million. As of June 30, 2018, 48,020, or 96.3%, of our total properties (excluding properties to be disposed) were leased, compared to 46,996, or 92.3%, of our total properties (excluding properties to be disposed) as of December 31, 2017, and 46,089, or 95.2%, of our total properties (excluding properties to be disposed) as of June 30, 2017. Our portfolio of single-family properties is internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of June 30, 2018:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Atlanta, GA	4,680	9.4%	$171,915	2,146	16.5	2015
Dallas-Fort Worth, TX	4,307	8.6%	163,011	2,118	14.6	2014
Charlotte, NC	3,489	7.0%	187,097	2,080	14.7	2015
Houston, TX	3,101	6.2%	160,963	2,101	12.6	2014
Phoenix, AZ	2,938	5.9%	167,521	1,827	15.2	2015
Indianapolis, IN	2,889	5.8%	151,903	1,933	15.7	2013
Nashville, TN	2,619	5.3%	205,943	2,116	14.0	2014
Jacksonville, FL	2,085	4.2%	168,049	1,944	13.7	2014
Tampa, FL	2,057	4.1%	192,502	1,947	14.2	2014
Raleigh, NC	2,014	4.0%	182,415	1,879	13.5	2014
All Other (2)	19,661	39.5%	185,340	1,905	15.5	2014
Total / Average	49,840	100.0%	$178,306	1,981	15.0	2014

(1)
Excludes 2,209 single-family properties identified as part of the Company's disposition program, including 1,838 properties classified as held for sale and 371 properties identified for future sale, as of June 30, 2018.

(2)	Represents 26 markets in 20 states.

The following table summarizes certain key leasing metrics as of June 30, 2018:

	Total Single-Family Properties (1)
Market	Leased Percentage (2)	Avg. Occupied Days Percentage (3)	Avg. Monthly Realized Rent per property (4)	Avg. Original Lease Term (months) (2)	Avg. Remaining Lease Term (months) (2)	Avg. Blended Change in Rent (5)
Atlanta, GA	96.6%	95.5%	$1,521	12.2	6.8	5.8%
Dallas-Fort Worth, TX	95.9%	95.0%	1,690	11.8	6.0	5.0%
Charlotte, NC	96.9%	94.0%	1,539	12.6	7.1	3.6%
Houston, TX	93.2%	91.3%	1,587	12.0	6.2	3.9%
Phoenix, AZ	97.4%	96.0%	1,309	12.0	6.6	7.8%
Indianapolis, IN	97.2%	94.9%	1,371	12.1	6.6	5.1%
Nashville, TN	96.9%	94.8%	1,681	12.7	7.3	3.8%
Jacksonville, FL	96.2%	96.0%	1,505	12.9	7.3	5.5%
Tampa, FL	95.8%	95.2%	1,665	12.1	6.7	4.4%
Raleigh, NC	96.8%	93.7%	1,485	12.0	6.7	3.6%
All Other (6)	96.4%	95.1%	1,594	12.2	6.8	4.9%
Total / Average	96.3%	94.8%	$1,561	12.2	6.7	4.9%

(1)
Leasing information excludes 2,209 single-family properties identified as part of the Company's disposition program, including 1,838 properties classified as held for sale and 371 properties identified for future sale, as of June 30, 2018.

(2)	Leased percentage, average original lease term and average remaining lease term are reflected as of period end.

(3)	Represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.

(4)
For the three months ended June 30, 2018, Average Monthly Realized Rent is calculated as rents from single-family properties divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.

(5)
Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended June 30, 2018, compared to the annual rent of the previously expired non-month-to-month lease for each property.

(6)	Represents 26 markets in 20 states.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Additionally, opportunities from new construction acquisition channels are impacted by the availability of undeveloped land assets and inventory of homes currently under construction or newly developed. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. During the quarter ended June 30, 2018, our total portfolio increased by 209 homes, including 215 homes acquired through new construction acquisitions, of which 116 homes were developed through our internal construction program, 98 homes acquired through broker acquisitions and 10 homes acquired through trustee acquisitions, offset by 114 homes sold or rescinded. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy.

As of June 30, 2018, we had 2,209 properties to be disposed, including 1,838 properties classified as held for sale and 371 properties identified for future sale, compared to 310 properties to be disposed as of December 31, 2017, which were all classified as held for sale. During 2018, we expanded our disposition program, which identified approximately 1,400 properties to be disposed from five of our smaller markets that we are fully exiting based on market analysis. Our remaining properties to be disposed were identified based on sub-market analysis, as well as individual property-level operational review. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. Based on our Same-Home population of properties, the year-over-year increase in average monthly realized rent per property was 3.5% for the three months ended June 30, 2018, and we experienced turnover rates of 10.7% and 11.6% for the three months ended June 30, 2018 and 2017, respectively. Based on our Same-Home population of properties, the year-over-year increase in average monthly realized rent per property was 3.7% for the six months ended June 30, 2018, and we experienced turnover rates of 19.2% and 20.4% for the six months ended June 30, 2018 and 2017, respectively.

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

Results of Operations

Net income totaled $25.9 million for the three months ended June 30, 2018, compared to net income of $15.1 million for the three months ended June 30, 2017. Net income totaled $47.4 million for the six months ended June 30, 2018, compared to net income of $26.9 million for the six months ended June 30, 2017. These improvements were primarily attributable to higher revenues resulting from a larger number of leased properties and higher rental rates.

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

Comparison of the Three Months Ended June 30, 2018, to the Three Months Ended June 30, 2017

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$171,966		$55,245		$227,211
Fees from single-family properties	2,001		753		2,754
Bad debt expense	(1,183)		(433)		(1,616)
Core revenues	172,784		55,565		228,349

Property tax expense	29,880	17.3%	10,131	18.1%	40,011	17.5%
HOA fees, net (2)	3,521	2.0%	1,324	2.4%	4,845	2.1%
R&M and turnover costs, net (2)	13,958	8.1%	4,755	8.6%	18,713	8.2%
Insurance	1,527	0.9%	419	0.8%	1,946	0.9%
Property management expenses, net (3)	12,669	7.3%	4,319	7.8%	16,988	7.4%
Core property operating expenses	61,555	35.6%	20,948	37.7%	82,503	36.1%

Core NOI	$111,229	64.4%	$34,617	62.3%	$145,846	63.9%

	For the Three Months Ended June 30, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$165,541		$39,107		$204,648
Fees from single-family properties	2,054		636		2,690
Bad debt expense	(1,035)		(298)		(1,333)
Core revenues	166,560		39,445		206,005

Property tax expense	28,873	17.4%	7,799	19.7%	36,672	17.8%
HOA fees, net (2)	3,207	1.9%	892	2.3%	4,099	2.0%
R&M and turnover costs, net (2)	12,339	7.4%	3,348	8.5%	15,687	7.6%
Insurance	1,530	0.9%	394	1.0%	1,924	0.9%
Property management expenses, net (3)	12,683	7.6%	3,192	8.1%	15,875	7.7%
Core property operating expenses	58,632	35.2%	15,625	39.6%	74,257	36.0%

Core NOI	$107,928	64.8%	$23,820	60.4%	$131,748	64.0%

(1)	Includes 38,400 properties that have been stabilized longer than 90 days prior to January 1, 2017.

(2)	Presented net of tenant charge-backs.

(3)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the three months ended June 30, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$264,483	$237,008
Tenant charge-backs	(32,917)	(27,382)
Bad debt expense	(1,616)	(1,333)
Other revenues	(1,601)	(2,288)
Core revenues	$228,349	$206,005

Core property operating expenses
Property operating expenses	$98,843	$85,954
Property management expenses	18,616	17,442
Noncash share-based compensation - property management	(423)	(424)
Expenses reimbursed by tenant charge-backs	(32,917)	(27,382)
Bad debt expense	(1,616)	(1,333)
Core property operating expenses	$82,503	$74,257

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income	$25,898	$15,066
Remeasurement of participating preferred shares	—	1,640
Loss on early extinguishment of debt	1,447	6,555
Gain on sale of single-family properties and other, net	(3,240)	(2,454)
Depreciation and amortization	78,319	72,716
Acquisition fees and costs expensed	1,321	1,412
Noncash share-based compensation - property management	423	424
Interest expense	31,978	28,392
General and administrative expense	9,677	8,926
Other expenses	1,624	1,359
Other revenues	(1,601)	(2,288)
Tenant charge-backs	32,917	27,382
Expenses reimbursed by tenant charge-backs	(32,917)	(27,382)
Bad debt expense excluded from operating expenses	1,616	1,333
Bad debt expense included in revenues	(1,616)	(1,333)
Core NOI	145,846	131,748
Less: Non-Same-Home Core NOI	34,617	23,820
Same-Home Core NOI	111,229	107,928
Less: Same-Home recurring capital expenditures	6,711	6,907
Same-Home Core NOI After Capital Expenditures	$104,518	$101,021

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the three months ended June 30, 2018, increased $6.2 million, or 3.7%, to $172.8 million from $166.6 million for the three months ended June 30, 2017. This increase was primarily attributable to higher average monthly realized rental rates, which increased to $1,565 per month for the three months ended June 30, 2018, compared to $1,512 per month for the three months ended June 30, 2017, as well as a rise in average occupied days percentage, which increased to 95.4% for the three months ended June 30, 2018, compared to 95.0% for the three months ended June 30, 2017.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the three months ended June 30, 2018, increased $3.0 million, or 5.0%, to $61.6 million from $58.6 million for the three months ended June 30, 2017. Same-Home core property operating expenses as a percentage of total Same-Home core revenues increased to 35.6% for the three months ended June 30, 2018, from 35.2% for the three months ended June 30, 2017. This increase was primarily attributable to temporarily elevated turnover costs incurred from the beginning of the year through April 2018 as part of the Company's strategic initiative to strengthen occupancy.

General and Administrative Expense

For the three months ended June 30, 2018 and 2017, general and administrative expense, which primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions, was $9.7 million and $8.9 million, respectively, which included $0.5 million and $0.7 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs.

Interest Expense

Interest expense was $32.0 million and $28.4 million for the three months ended June 30, 2018 and 2017, respectively. This increase was primarily related to the unsecured senior notes issued in February 2018, partially offset by the payoff of the AH4R 2014-SFR1 asset-backed securitization in April 2017, a $100.0 million paydown on the term loan facility in June 2018 and increased capitalized interest.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended June 30, 2018 and 2017, acquisition fees and costs expensed totaled $1.3 million and $1.4 million, respectively, which were related to costs associated with purchases of single-family properties.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $78.3 million and $72.7 million for the three months ended June 30, 2018 and 2017, respectively. This increase was primarily attributable to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $1.6 million for the three months ended June 30, 2018, which included $0.6 million of interest income on short-term investments, $0.3 million of equity in earnings from unconsolidated joint ventures, $0.2 million of management fee income related to joint ventures and $0.5 million of other income. Other revenues totaled $2.3 million for the three months ended June 30, 2017, which included $1.4 million of equity in earnings from unconsolidated joint ventures, $0.3 million of management fee income related to joint ventures and $0.6 million of other income.

Other Expenses

Other expenses totaled $1.6 million for the three months ended June 30, 2018, which included $1.5 million related to impairments on properties held for sale and $0.1 million of other expenses. Other expenses totaled $1.4 million for the three months ended June 30, 2017, which included $1.6 million related to impairments on properties held for sale and $0.3 million of expenses related to a joint venture, partially offset by a $0.5 million net recovery of previously accrued expenses.

Comparison of the Six Months Ended June 30, 2018, to the Six Months Ended June 30, 2017

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$341,496		$103,738		$445,234
Fees from single-family properties	3,970		1,617		5,587
Bad debt expense	(2,688)		(928)		(3,616)
Core revenues	342,778		104,427		447,205

Property tax expense	59,362	17.2%	19,739	18.9%	79,101	17.6%
HOA fees, net (2)	6,850	2.0%	2,472	2.4%	9,322	2.1%
R&M and turnover costs, net (2)	27,383	8.0%	10,068	9.6%	37,451	8.4%
Insurance	3,045	0.9%	948	0.9%	3,993	0.9%
Property management expenses, net (3)	25,895	7.6%	8,531	8.2%	34,426	7.7%
Core property operating expenses	122,535	35.7%	41,758	40.0%	164,293	36.7%

Core NOI	$220,243	64.3%	$62,669	60.0%	$282,912	63.3%

	For the Six Months Ended June 30, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$329,502		$76,253		$405,755
Fees from single-family properties	4,028		1,266		5,294
Bad debt expense	(2,224)		(619)		(2,843)
Core revenues	331,306		76,900		408,206

Property tax expense	57,979	17.4%	15,455	20.1%	73,434	18.0%
HOA fees, net (2)	6,286	1.9%	1,699	2.2%	7,985	2.0%
R&M and turnover costs, net (2)	21,828	6.6%	6,154	8.0%	27,982	6.9%
Insurance	3,150	1.0%	714	0.9%	3,864	0.9%
Property management expenses, net (3)	25,195	7.6%	6,280	8.2%	31,475	7.7%
Core property operating expenses	114,438	34.5%	30,302	39.4%	144,740	35.5%

Core NOI	$216,868	65.5%	$46,598	60.6%	$263,466	64.5%

(1)	Includes 38,400 properties that have been stabilized longer than 90 days prior to January 1, 2017.

(2)	Presented net of tenant charge-backs.

(3)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$522,487	$470,762
Tenant charge-backs	(68,724)	(55,755)
Bad debt expense	(3,616)	(2,843)
Other revenues	(2,942)	(3,958)
Core revenues	$447,205	$408,206

Core property operating expenses
Property operating expenses	$199,830	$169,259
Property management expenses	37,603	34,920
Noncash share-based compensation - property management	(800)	(841)
Expenses reimbursed by tenant charge-backs	(68,724)	(55,755)
Bad debt expense	(3,616)	(2,843)
Core property operating expenses	$164,293	$144,740

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income	$47,423	$26,862
Remeasurement of participating preferred shares	(1,212)	7,050
Loss on early extinguishment of debt	1,447	6,555
Gain on sale of single-family properties and other, net	(5,496)	(4,480)
Depreciation and amortization	157,622	146,669
Acquisition fees and costs expensed	2,632	2,508
Noncash share-based compensation - property management	800	841
Interest expense	61,279	60,281
General and administrative expense	18,908	18,221
Other expenses	2,451	2,917
Other revenues	(2,942)	(3,958)
Tenant charge-backs	68,724	55,755
Expenses reimbursed by tenant charge-backs	(68,724)	(55,755)
Bad debt expense excluded from operating expenses	3,616	2,843
Bad debt expense included in revenues	(3,616)	(2,843)
Core NOI	282,912	263,466
Less: Non-Same-Home Core NOI	62,669	46,598
Same-Home Core NOI	220,243	216,868
Less: Same-Home recurring capital expenditures	12,633	12,177
Same-Home Core NOI After Capital Expenditures	$207,610	$204,691

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the six months ended June 30, 2018, increased $11.5 million, or 3.5%, to $342.8 million from $331.3 million for the six months ended June 30, 2017. This rise was primarily attributable to higher average monthly realized rental rates, which increased to $1,559 per month for the six months ended June 30, 2018, compared to $1,504 per month for the six months ended June 30, 2017.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the six months ended June 30, 2018, increased $8.1 million, or 7.1%, to $122.5 million from $114.4 million for the six months ended June 30, 2017. Same-Home core property operating expenses as a percentage of total Same-Home core revenues increased to 35.7% for the six months ended June 30, 2018, from 34.5% for the six months ended June 30, 2017. This increase was primarily attributable to temporarily elevated turnover costs incurred from the beginning of the year through April 2018 as part of the Company's strategic initiative to strengthen occupancy.

General and Administrative Expense

For the six months ended June 30, 2018 and 2017, general and administrative expense, which primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions, was $18.9 million and $18.2 million, respectively, which included $1.1 million and $1.2 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily attributable to higher legal and personnel costs, partially offset by nonrecurring rating agency fees incurred during 2017 associated with the Company receiving inaugural investment grade corporate ratings.

Interest Expense

Interest expense was $61.3 million and $60.3 million for the six months ended June 30, 2018 and 2017, respectively. This increase was primarily related to the unsecured senior notes issued in February 2018, partially offset by the payoff of the AH4R 2014-SFR1 asset-backed securitization in April 2017, a $100.0 million paydown on the term loan facility in June 2018 and increased capitalized interest.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the six months ended June 30, 2018, acquisition fees and costs expensed totaled $2.6 million, which were related to costs associated with the purchases of single-family properties. For the six months ended June 30, 2017, acquisition fees and costs expensed totaled $2.5 million, including $2.1 million of costs associated with the purchases of single-family properties and $0.4 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $157.6 million and $146.7 million for the six months ended June 30, 2018 and 2017, respectively. This increase was primarily attributable to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $2.9 million for the six months ended June 30, 2018, which included $1.0 million of interest income on short-term investments, $0.6 million of equity in earnings from unconsolidated joint ventures, $0.4 million of management fee income related to joint ventures and $0.9 million of other income. Other revenues totaled $4.0 million for the six months ended June 30, 2017, which included $1.6 million of equity in earnings from unconsolidated joint ventures, $0.9 million of management fee income related to joint ventures and $1.5 million of other income.

Other Expenses

Other expenses totaled $2.5 million for the six months ended June 30, 2018, which included $2.2 million related to impairments on properties held for sale and $0.3 million of other expenses. Other expenses totaled $2.9 million for the six months ended June 30, 2017, which included $2.5 million related to impairments on properties held for sale and $0.9 million of expenses related to a joint venture, partially offset by a $0.5 million net recovery of previously accrued expenses.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our policies during the three and six months ended June 30, 2018. For a discussion of recent accounting pronouncements, see Note 2.

 Income Taxes

AH4R has elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), which commenced with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income.

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of June 30, 2018, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of June 30, 2018, included cash and cash equivalents of $53.5 million. Additionally, as of June 30, 2018, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of $800.0 million.

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

To qualify as a REIT, AH4R is required to distribute annually to our shareholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. The Operating Partnership funds the payment of distributions. The Company intends to pay quarterly distributions to our shareholders and to the Operating Partnership's unitholders, including AH4R, which in the aggregate are approximately equal to or exceed the AH4R's net taxable income in the relevant year.

Cash Flows

The following table summarizes the Company's cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$249,965	$225,206
Net cash used for investing activities	(325,627)	(222,516)
Net cash provided by (used for) financing activities	105,353	(57,082)
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,691	$(54,392)

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses.

During the six months ended June 30, 2018, net cash provided by operating activities was $250.0 million, which included cash from operations of $212.5 million and $37.5 million from other changes in operating assets and liabilities. Net cash used for investing activities was $325.6 million, which primarily consisted of cash outflows of $210.5 million related to the acquisition of properties, $95.4 million related to purchases of productive assets and $33.0 million of initial renovation costs to prepare our properties for rental, partially offset by cash inflows of $30.1 million in net proceeds received from sales of single-family properties and other assets. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $105.4 million, which primarily consisted of cash inflows of $497.2 million in proceeds from the issuance of unsecured senior notes, net of a discount, partially offset by cash outflows including $240.0 million of net payments on our revolving and term loan credit facilities, $63.4 million for distributions, $49.4 million for payments on our secured note payable and $35.0 million for Class A common share repurchases. The net increase in cash, cash equivalents and restricted cash during the six months ended June 30, 2018, was $29.7 million.

During the six months ended June 30, 2017, net cash provided by operating activities was $225.2 million, which included cash from operations of $194.5 million and $30.7 million from other changes in operating assets and liabilities. Net cash used for investing activities was $222.5 million, which primarily consisted of cash outflows of $228.6 million related to the acquisition of properties, $18.4 million of initial renovation costs to prepare our properties for rental and $16.9 million related to purchases of productive assets, partially offset by cash inflows of $54.2 million in net proceeds received from sales of single-family properties and other assets. Net cash used for financing activities was $57.1 million, which primarily consisted of cash outflows including $466.8 million for payments on our asset-backed securitizations, $59.6 million for distributions and $33.0 million of net payments on our revolving and term loan credit facilities, partially offset by cash inflows of $355.2 million of net proceeds from issuances of Class A common shares and $149.8 million of net proceeds from the issuance of perpetual preferred shares. The net decrease in cash, cash equivalents and restricted cash during the six months ended June 30, 2017, was $54.4 million.

Early Extinguishment of Debt

During the second quarter of 2018, the Company paid off the outstanding principal on the secured note payable of approximately $48.4 million, which resulted in $0.5 million of charges that were included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the secured note payable also resulted in the release of the 572 homes pledged as collateral and $2.1 million of restricted cash for lender requirements. Also during the second quarter of 2018, the Company paid down $100.0 million on our term loan facility, which resulted in $0.9 million of charges related to the write-off of unamortized deferred financing costs that were included in loss on early extinguishment of debt within the condensed consolidated statements of operations. During the second quarter of 2017, the Company paid off the outstanding principal on the AH4R 2014-SFR1 asset-backed securitization of approximately $455.4 million, which resulted in $6.6 million of charges primarily related to the write-off of unamortized deferred financing costs that were included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AH4R 2014-SFR1 asset-backed securitization also resulted in the release of the 3,799 homes pledged as collateral and $9.4 million of restricted cash for lender requirements.

Unsecured Senior Notes

In February 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2018. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before estimated offering costs of $1.9 million. The net proceeds from this issuance were used for general corporate purposes, including, without limitation, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the Indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes have been initially guaranteed by American Residential Properties OP, L.P., (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Operating Partnership, but such guarantee will be automatically released at the time that the Guarantor Subsidiary no longer guarantees our credit facility. Including the effect of a cash flow hedging instrument settled in February 2018 (see Note 13), the 2028 Notes yield an effective interest rate of 4.08%.

Exchangeable Senior Notes, Net

The exchangeable senior notes, which were assumed in connection with the ARPI Merger during 2016, contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, our Class A common shares or a combination of cash and our Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. Settlements for cash will be paid for by the Operating Partnership, while settlements for the Company's Class A common shares will be issued by AH4R with the Operating Partnership issuing an equivalent number of Class A units to AH4R. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of June 30, 2018, was 55.5443 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on the Company's Class A common share price and distributions to common shareholders.

At-the-Market Common Share Offering Program

In November 2016, the Company established the Original At-the-Market Program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million. The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. During the six months ended June 30, 2017, the Company issued and sold 0.9 million Class A common shares under the Original At-the-Market Program for gross proceeds of $19.4 million, or $22.75 per share, and net proceeds of $19.1 million, after commissions and other expenses of approximately $0.3 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced in August 2017 with the At-the-Market Program with a $500.0 million capacity and the same terms as the previous program. As of June 30, 2018, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. We did not repurchase and retire any of our shares during the six months ended June 30, 2017. As of June 30, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Redemption of Series C Participating Preferred Shares

On April 5, 2018, the Company redeemed all 7,600,000 shares of the outstanding 5.5% Series C participating preferred shares through a conversion of those participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 10,848,827 Class A common shares issued from the conversion, based on a conversion ratio of 1.4275 Class A common shares issued per Series C participating preferred share. The Operating Partnership also redeemed its corresponding Series C participating preferred units through a conversion into Class A units on April 5, 2018. As a result of the redemption, the Company recorded a $32.2 million allocation of income to the Series C participating preferred shareholders in the second quarter of 2018, which represents the initial liquidation value of the Series C participating preferred shares in excess of the original equity carrying value of the Series C participating preferred shares as of the redemption date. The original equity carrying value of the Series C participating preferred shares was net of the initial bifurcated home price appreciation derivative liability and offering costs (see Note 10).

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

Adjusted FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting Core FFO attributable to common share and unit holders for (1) recurring capital expenditures that are necessary to help preserve the value and maintain functionality of our properties and (2) actual leasing costs incurred during the period. As a portion of our homes are recently acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized properties and properties to be disposed, which are comprised of properties identified for future sale as part of the Company's disposition program and properties classified as held for sale.

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

The following is a reconciliation of the Company's net income or loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	$(15,151)	$(186)	$(9,337)	$(1,676)
Adjustments:
Noncontrolling interests in the Operating Partnership	(2,902)	(31)	(1,777)	(370)
Net (gain) on sale / impairment of single-family properties and other	(1,704)	(896)	(3,260)	(1,993)
Depreciation and amortization	78,319	72,716	157,622	146,669
Less: depreciation and amortization of non-real estate assets	(1,787)	(1,748)	(3,617)	(4,297)
FFO attributable to common share and unit holders	$56,775	$69,855	$139,631	$138,333
Adjustments:
Acquisition fees and costs expensed	1,321	1,412	2,632	2,508
Noncash share-based compensation - general and administrative	520	697	1,118	1,218
Noncash share-based compensation - property management	423	424	800	841
Noncash interest expense related to acquired debt	937	874	1,837	1,714
Loss on early extinguishment of debt	1,447	6,555	1,447	6,555
Remeasurement of participating preferred shares	—	1,640	(1,212)	7,050
Redemption of participating preferred shares	32,215	—	32,215	—
Core FFO attributable to common share and unit holders	$93,638	$81,457	$178,468	$158,219
Recurring capital expenditures (1)	(8,489)	(8,342)	(15,875)	(14,739)
Leasing costs	(3,111)	(1,919)	(5,834)	(3,401)
Adjusted FFO attributable to common share and unit holders	$82,038	$71,196	$156,759	$140,079
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

The following is a reconciliation of net income or loss, determined in accordance with GAAP, to EBITDA, Adjusted EBITDA and Adjusted EBITDA after Capex and Leasing Costs for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$25,898	$15,066	$47,423	$26,862
Interest expense	31,978	28,392	61,279	60,281
Depreciation and amortization	78,319	72,716	157,622	146,669
EBITDA	$136,195	$116,174	$266,324	$233,812

Noncash share-based compensation - general and administrative	520	697	1,118	1,218
Noncash share-based compensation - property management	423	424	800	841
Acquisition fees and costs expensed	1,321	1,412	2,632	2,508
Net (gain) on sale / impairment of single-family properties and other	(1,704)	(896)	(3,260)	(1,993)
Loss on early extinguishment of debt	1,447	6,555	1,447	6,555
Remeasurement of participating preferred shares	—	1,640	(1,212)	7,050
Adjusted EBITDA	$138,202	$126,006	$267,849	$249,991

Recurring capital expenditures (1)	(8,489)	(8,342)	(15,875)	(14,739)
Leasing costs	(3,111)	(1,919)	(5,834)	(3,401)
Adjusted EBITDA after Capex and Leasing Costs	$126,602	$115,745	$246,140	$231,851
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

The Company's variable-rate debt was comprised of borrowings on our term loan facility of $100.0 million as of June 30, 2018, and comprised of borrowings on our revolving credit facility and term loan facility of $140.0 million and $200.0 million, respectively, as of December 31, 2017. All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55% until the fully extended maturity date of June 2022. All borrowings under our term loan facility bear interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75% until the maturity date of June 2022. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$1,000	$3,400
Rate decrease of 1% (1)	$(1,000)	$(3,400)

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended June 30, 2018, the Company did not repurchase any of our common or preferred shares. As of June 30, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

3.4
Articles Supplementary for American Homes 4 Rent 6.350% Series E Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2016.)

3.5
Articles Supplementary for American Homes 4 Rent 5.875% Series F Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 21, 2017.)

3.6
Articles Supplementary for American Homes 4 Rent 5.875% Series G Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 12, 2017.)

3.7
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

Exhibit Number	Exhibit Document

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

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: August 3, 2018

AMERICAN HOMES 4 RENT, L.P.

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: August 3, 2018