Form 10-Q
period 2018-09-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2018-11-02
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

American Homes 4 Rent
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
American Homes 4 Rent, L.P.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
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
American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 295,896,219 shares of American Homes 4 Rent's Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent's Class B common shares, $0.01 par value per share, outstanding on October 31, 2018.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018, of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R" or "the General Partner" mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to “the Operating Partnership," "our operating partnership" or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to “the Company,” “we,” "our," and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of September 30, 2018, owned an approximate 84.3% common partnership interest in, the Operating Partnership. The remaining 15.7% common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements. The noncontrolling interests in the Operating Partnership's financial statements include an outside ownership interest in a consolidated subsidiary of the Company, which was liquidated during the second quarter of 2018. The noncontrolling interests in the Company's financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the limited partnership interests in the Operating Partnership. The differences between shareholders' equity and partners' capital result from differences in the equity and capital issued at the Company and Operating Partnership levels.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent ("AH4R” or “the General Partner") and of American Homes 4 Rent, L.P. ("the Operating Partnership," "our operating partnership," or “the OP”) including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future operations, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A.”Risk Factors”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Single-family properties:
Land	$1,689,207	$1,665,631
Buildings and improvements	7,385,387	7,303,270
Single-family properties held for sale, net	299,551	35,803
	9,374,145	9,004,704
Less: accumulated depreciation	(1,115,588)	(939,724)
Single-family properties, net	8,258,557	8,064,980
Cash and cash equivalents	110,138	46,156
Restricted cash	156,026	136,667
Rent and other receivables, net	36,078	30,144
Escrow deposits, prepaid expenses and other assets	251,245	171,851
Deferred costs and other intangibles, net	13,437	13,025
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$8,971,426	$8,608,768

Liabilities
Revolving credit facility	$—	$140,000
Term loan facility, net	99,176	198,023
Asset-backed securitizations, net	1,965,417	1,977,308
Unsecured senior notes, net	492,603	—
Exchangeable senior notes, net	114,507	111,697
Secured note payable	—	48,859
Accounts payable and accrued expenses	305,935	222,867
Amounts payable to affiliates	4,784	4,720
Participating preferred shares derivative liability	—	29,470
Total liabilities	2,982,422	2,732,944

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 295,896,219 and 286,114,637 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	2,959	2,861
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2018, and December 31, 2017	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 35,350,000 and 38,350,000 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	354	384
Additional paid-in capital	5,750,309	5,600,256
Accumulated deficit	(493,995)	(453,953)
Accumulated other comprehensive income	9,026	75
Total shareholders’ equity	5,268,659	5,149,629
Noncontrolling interest	720,345	726,195
Total equity	5,989,004	5,875,824

Total liabilities and equity	$8,971,426	$8,608,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rents from single-family properties	$231,324	$207,490	$676,558	$613,245
Fees from single-family properties	2,711	2,843	8,298	8,137
Tenant charge-backs	44,152	36,094	112,876	91,849
Other	1,865	409	4,807	4,367
Total revenues	280,052	246,836	802,539	717,598

Expenses:
Property operating expenses	113,600	97,944	313,430	267,203
Property management expenses	18,865	17,447	56,468	52,367
General and administrative expense	9,265	8,525	28,173	26,746
Interest expense	30,930	26,592	92,209	86,873
Acquisition fees and costs expensed	1,055	1,306	3,687	3,814
Depreciation and amortization	79,940	74,790	237,562	221,459
Hurricane-related charges, net	—	10,136	—	10,136
Other	1,069	1,285	3,520	4,202
Total expenses	254,724	238,025	735,049	672,800

Gain on sale of single-family properties and other, net	4,953	1,895	10,449	6,375
Loss on early extinguishment of debt	—	—	(1,447)	(6,555)
Remeasurement of participating preferred shares	—	8,391	1,212	1,341

Net income	30,281	19,097	77,704	45,959

Noncontrolling interest	2,881	309	845	(22)
Dividends on preferred shares	12,223	17,253	38,804	46,122
Redemption of participating preferred shares	—	—	32,215	—

Net income (loss) attributable to common shareholders	$15,177	$1,535	$5,840	$(141)

Weighted-average shares outstanding:
Basic	296,214,509	266,767,313	292,656,914	256,768,343
Diluted	296,967,649	289,153,060	293,319,245	256,768,343

Net income (loss) attributable to common shareholders per share:
Basic	$0.05	$0.01	$0.02	$—
Diluted	$0.05	$—	$0.02	$—

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$30,281	$19,097	$77,704	$45,959
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	—	9,553	—
Reclassification adjustment for amortization of interest expense included in net income	(241)	—	(602)	(28)
Gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	—	—	—	(67)
Other comprehensive (loss) income	(241)	—	8,951	(95)
Comprehensive income	30,040	19,097	86,655	45,864
Comprehensive income (loss) attributable to noncontrolling interests	2,835	309	2,269	(5)
Dividends on preferred shares	12,223	17,253	38,804	46,122
Redemption of participating preferred shares	—	—	32,215	—
Comprehensive income (loss) attributable to common shareholders	$14,982	$1,535	$13,367	$(253)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statement of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2017	286,114,637	$2,861	635,075	$6	38,350,000	$384	$5,600,256	$(453,953)	$75	$5,149,629	$726,195	$5,875,824

Share-based compensation	—	—	—	—	—	—	2,750	—	—	2,750	—	2,750

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	736,918	7	—	—	—	—	10,882	—	—	10,889	—	10,889

Issuance of perpetual preferred shares, net of offering costs of $4,022	—	—	—	—	4,600,000	46	110,932	—	—	110,978	—	110,978

Redemption of Series C participating preferred shares into Class A common shares	10,848,827	109	—	—	(7,600,000)	(76)	60,440	(32,215)	—	28,258	—	28,258

Repurchase of Class A common shares	(1,804,163)	(18)	—	—	—	—	(34,951)	—	—	(34,969)	—	(34,969)

Liquidation of consolidated joint venture	—	—	—	—	—	—	—	(1,849)	—	(1,849)	1,608	(241)

Distributions to equity holders:
Preferred shares	—	—	—	—	—	—	—	(38,804)	—	(38,804)	—	(38,804)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(8,303)	(8,303)
Common shares	—	—	—	—	—	—	—	(44,033)	—	(44,033)	—	(44,033)

Net income	—	—	—	—	—	—	—	76,859	—	76,859	845	77,704

Total other comprehensive income	—	—	—	—	—	—	—	—	8,951	8,951	—	8,951

Balances at September 30, 2018	295,896,219	$2,959	635,075	$6	35,350,000	$354	$5,750,309	$(493,995)	$9,026	$5,268,659	$720,345	$5,989,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$77,704	$45,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,562	221,459
Noncash amortization of deferred financing costs	5,838	6,285
Noncash amortization of discounts on debt instruments	2,984	2,624
Noncash amortization of cash flow hedging instrument	(602)	—
Noncash share-based compensation	2,750	3,175
Provision for bad debt	6,365	5,142
Hurricane-related charges, net	—	10,136
Loss on early extinguishment of debt	1,447	6,555
Remeasurement of participating preferred shares	(1,212)	(1,341)
Equity in net earnings of unconsolidated ventures	(423)	(1,367)
Net gain on sale of single-family properties and other	(10,449)	(6,375)
Loss on impairment of single-family properties	2,796	3,786
Net gain on resolutions of mortgage loans	—	(17)
Other changes in operating assets and liabilities:
Rent and other receivables	(16,314)	(11,929)
Prepaid expenses and other assets	(7,427)	(5,690)
Deferred leasing costs	(9,556)	(5,361)
Accounts payable and accrued expenses	87,438	71,325
Amounts payable to affiliates	(2,438)	5,009
Net cash provided by operating activities	376,463	349,375

Investing activities
Cash paid for single-family properties	(333,082)	(462,875)
Change in escrow deposits for purchase of single-family properties	(2,194)	(2,710)
Net proceeds received from sales of single-family properties and other	47,757	68,618
Proceeds received from hurricane-related insurance claims	4,000	—
Investment in unconsolidated joint venture	(3,800)	—
Distributions from joint ventures	36,251	5,981
Collections from mortgage financing receivables	—	83
Initial renovations to single-family properties	(40,898)	(31,208)
Recurring and other capital expenditures for single-family properties	(40,470)	(26,725)
Other purchases of productive assets	(149,475)	(38,060)
Net cash used for investing activities	(481,911)	(486,896)

Financing activities
Proceeds from issuance of Class A common shares	—	694,765
Payments of Class A common share issuance costs	—	(10,444)
Proceeds from issuance of perpetual preferred shares	115,000	270,000
Payments of perpetual preferred share issuance costs	(3,750)	(9,229)
Repurchase of Class A common shares	(34,969)	—
Share-based compensation proceeds, net	8,871	988
Redemptions of Class A units	—	(169)
Payments on asset-backed securitizations	(15,669)	(472,470)
Proceeds from revolving credit facility	155,000	62,000
Payments on revolving credit facility	(295,000)	(112,000)
Proceeds from term loan facility	—	25,000
Payments on term loan facility	(100,000)	(100,000)
Payments on secured note payable	(49,427)	(721)
Proceeds from unsecured senior notes, net of discount	497,210	—
Settlement of cash flow hedging instrument	9,628	—
Distributions to noncontrolling interests	(8,303)	(8,333)
Distributions to common shareholders	(43,524)	(38,890)
Distributions to preferred shareholders	(41,178)	(46,122)

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Financing activities (continued)
Deferred financing costs paid	(5,100)	(3,974)
Net cash provided by financing activities	188,789	250,401

Net increase in cash, cash equivalents and restricted cash	83,341	112,880
Cash, cash equivalents and restricted cash, beginning of period	182,823	250,241
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$266,164	$363,121

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(80,942)	$(77,964)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$(107)	$7,151
Transfer of term loan borrowings to revolving credit facility	$—	$50,000
Transfer of deferred financing costs from term loan to revolving credit facility	$—	$1,524
Transfers of completed homebuilding deliveries to properties	$64,867	$3,010
Property and land contributions to an unconsolidated joint venture	$(40,942)	$—
Note receivable related to a bulk sale of properties, net of discount	$—	$5,635
Redemption of participating preferred shares	$(28,258)	$—
Accrued distributions to affiliates	$(129)	$—
Accrued distributions to non-affiliates	$(1,773)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Single-family properties:
Land	$1,689,207	$1,665,631
Buildings and improvements	7,385,387	7,303,270
Single-family properties held for sale, net	299,551	35,803
	9,374,145	9,004,704
Less: accumulated depreciation	(1,115,588)	(939,724)
Single-family properties, net	8,258,557	8,064,980
Cash and cash equivalents	110,138	46,156
Restricted cash	156,026	136,667
Rent and other receivables, net	36,078	30,144
Escrow deposits, prepaid expenses and other assets	248,614	171,851
Amounts due from affiliates	28,297	25,666
Deferred costs and other intangibles, net	13,437	13,025
Goodwill	120,279	120,279
Total assets	$8,971,426	$8,608,768

Liabilities
Revolving credit facility	$—	$140,000
Term loan facility, net	99,176	198,023
Asset-backed securitizations, net	1,965,417	1,977,308
Unsecured senior notes, net	492,603	—
Exchangeable senior notes, net	114,507	111,697
Secured note payable	—	48,859
Accounts payable and accrued expenses	305,935	222,867
Amounts payable to affiliates	4,784	4,720
Participating preferred units derivative liability	—	29,470
Total liabilities	2,982,422	2,732,944

Commitments and contingencies

Capital
Partners' capital:
General partner:
Common units (296,531,294 and 286,749,712 units issued and outstanding at September 30, 2018, and December 31, 2017, respectively)	4,405,198	4,248,236
Preferred units (35,350,000 and 38,350,000 units issued and outstanding at September 30, 2018, and December 31, 2017, respectively)	854,435	901,318
Limited partners:
Common units (55,350,153 units issued and outstanding at September 30, 2018, and December 31, 2017)	720,345	727,544
Accumulated other comprehensive income	9,026	75
Total partners' capital	5,989,004	5,877,173
Noncontrolling interest	—	(1,349)
Total capital	5,989,004	5,875,824

Total liabilities and capital	$8,971,426	$8,608,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rents from single-family properties	$231,324	$207,490	$676,558	$613,245
Fees from single-family properties	2,711	2,843	8,298	8,137
Tenant charge-backs	44,152	36,094	112,876	91,849
Other	1,865	409	4,807	4,367
Total revenues	280,052	246,836	802,539	717,598

Expenses:
Property operating expenses	113,600	97,944	313,430	267,203
Property management expenses	18,865	17,447	56,468	52,367
General and administrative expense	9,265	8,525	28,173	26,746
Interest expense	30,930	26,592	92,209	86,873
Acquisition fees and costs expensed	1,055	1,306	3,687	3,814
Depreciation and amortization	79,940	74,790	237,562	221,459
Hurricane-related charges, net	—	10,136	—	10,136
Other	1,069	1,285	3,520	4,202
Total expenses	254,724	238,025	735,049	672,800

Gain on sale of single-family properties and other, net	4,953	1,895	10,449	6,375
Loss on early extinguishment of debt	—	—	(1,447)	(6,555)
Remeasurement of participating preferred units	—	8,391	1,212	1,341

Net income	30,281	19,097	77,704	45,959

Noncontrolling interest	—	(31)	(259)	8
Preferred distributions	12,223	17,253	38,804	46,122
Redemption of participating preferred units	—	—	32,215	—

Net income (loss) attributable to common unitholders	$18,058	$1,875	$6,944	$(171)

Weighted-average common units outstanding:
Basic	351,564,662	322,303,138	348,007,067	312,315,728
Diluted	352,317,802	344,688,885	348,669,398	312,315,728

Net income (loss) attributable to common unitholders per unit:
Basic	$0.05	$0.01	$0.02	$—
Diluted	$0.05	$—	$0.02	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$30,281	$19,097	$77,704	$45,959
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	—	9,553	—
Reclassification adjustment for amortization of interest expense included in net income	(241)	—	(602)	(28)
Gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	—	—	—	(67)
Other comprehensive (loss) income	(241)	—	8,951	(95)
Comprehensive income	30,040	19,097	86,655	45,864
Comprehensive (loss) income attributable to noncontrolling interests	—	(31)	(259)	8
Preferred distributions	12,223	17,253	38,804	46,122
Redemption of participating preferred units	—	—	32,215	—
Comprehensive income (loss) attributable to common unitholders	$17,817	$1,875	$15,895	$(266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statement of Capital
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total partners' capital	Noncontrolling interest	Total capital
	Common capital		Preferred capital amount	Common capital
	Units	Amount		Units	Amount

Balances at December 31, 2017	286,749,712	$4,248,236	$901,318	55,350,153	$727,544	$75	$5,877,173	$(1,349)	$5,875,824

Share-based compensation	—	2,750	—	—	—	—	2,750	—	2,750

Common units issued under share-based compensation plans, net of units withheld for employee taxes	736,918	10,889	—	—	—	—	10,889	—	10,889

Issuance of perpetual preferred units, net of offering costs of $4,022	—	—	110,978	—	—	—	110,978	—	110,978

Redemption of Series C participating preferred units into Class A units	10,848,827	186,119	(157,861)	—	—	—	28,258	—	28,258

Repurchase of Class A units	(1,804,163)	(34,969)	—	—	—	—	(34,969)	—	(34,969)

Liquidation of consolidated joint venture	—	(1,849)	—	—	—	—	(1,849)	1,608	(241)

Distributions to capital holders:
Preferred units	—	—	(38,804)	—	—	—	(38,804)	—	(38,804)
Noncontrolling interests	—	—	—	—	—		—	—	—
Common units	—	(44,033)	—	—	(8,303)	—	(52,336)	—	(52,336)

Net income	—	38,055	38,804	—	1,104	—	77,963	(259)	77,704

Total other comprehensive income	—	—	—	—	—	8,951	8,951	—	8,951

Balances at September 30, 2018	296,531,294	$4,405,198	$854,435	55,350,153	$720,345	$9,026	$5,989,004	$—	$5,989,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$77,704	$45,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,562	221,459
Noncash amortization of deferred financing costs	5,838	6,285
Noncash amortization of discounts on debt instruments	2,984	2,624
Noncash amortization of cash flow hedging instrument	(602)	—
Noncash share-based compensation	2,750	3,175
Provision for bad debt	6,365	5,142
Hurricane-related charges, net	—	10,136
Loss on early extinguishment of debt	1,447	6,555
Remeasurement of participating preferred units	(1,212)	(1,341)
Equity in net earnings of unconsolidated ventures	(423)	(1,367)
Net gain on sale of single-family properties and other	(10,449)	(6,375)
Loss on impairment of single-family properties	2,796	3,786
Net gain on resolutions of mortgage loans	—	(17)
Other changes in operating assets and liabilities:
Rent and other receivables	(16,314)	(11,929)
Prepaid expenses and other assets	(7,427)	(5,690)
Deferred leasing costs	(9,556)	(5,361)
Accounts payable and accrued expenses	87,438	71,325
Amounts payable to affiliates	(2,438)	5,009
Net cash provided by operating activities	376,463	349,375

Investing activities
Cash paid for single-family properties	(333,082)	(462,875)
Change in escrow deposits for purchase of single-family properties	(2,194)	(2,710)
Net proceeds received from sales of single-family properties and other	47,757	68,618
Proceeds received from hurricane-related insurance claims	4,000	—
Investment in unconsolidated joint venture	(3,800)	—
Distributions from joint ventures	36,251	5,981
Collections from mortgage financing receivables	—	83
Initial renovations to single-family properties	(40,898)	(31,208)
Recurring and other capital expenditures for single-family properties	(40,470)	(26,725)
Other purchases of productive assets	(149,475)	(38,060)
Net cash used for investing activities	(481,911)	(486,896)

Financing activities
Proceeds from issuance of Class A units	—	694,765
Payments of Class A unit issuance costs	—	(10,444)
Proceeds from issuance of perpetual preferred units	115,000	270,000
Payments of perpetual preferred unit issuance costs	(3,750)	(9,229)
Repurchase of Class A units	(34,969)	—
Share-based compensation proceeds, net	8,871	988
Redemptions of Class A units	—	(169)
Payments on asset-backed securitizations	(15,669)	(472,470)
Proceeds from revolving credit facility	155,000	62,000
Payments on revolving credit facility	(295,000)	(112,000)
Proceeds from term loan facility	—	25,000
Payments on term loan facility	(100,000)	(100,000)
Payments on secured note payable	(49,427)	(721)
Proceeds from unsecured senior notes, net of discount	497,210	—
Settlement of cash flow hedging instrument	9,628	—
Distributions to common unitholders	(51,827)	(47,223)

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
Financing activities (continued)	2018	2017
Distributions to preferred unitholders	(41,178)	(46,122)
Deferred financing costs paid	(5,100)	(3,974)
Net cash provided by financing activities	188,789	250,401

Net increase in cash, cash equivalents and restricted cash	83,341	112,880
Cash, cash equivalents and restricted cash, beginning of period	182,823	250,241
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$266,164	$363,121

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(80,942)	$(77,964)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$(107)	$7,151
Transfer of term loan borrowings to revolving credit facility	$—	$50,000
Transfer of deferred financing costs from term loan to revolving credit facility	$—	$1,524
Transfers of completed homebuilding deliveries to properties	$64,867	$3,010
Property and land contributions to an unconsolidated joint venture	$(40,942)	$—
Note receivable related to a bulk sale of properties, net of discount	$—	$5,635
Redemption of participating preferred units	$(28,258)	$—
Accrued distributions to affiliates	$(129)	$—
Accrued distributions to non-affiliates	$(1,773)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R") is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012, for the purpose of acquiring, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the "Operating Partnership," our "operating partnership" or the "OP") is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” "our," and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of September 30, 2018, the Company held 52,464 single-family properties in 22 states, including 2,266 properties identified as part of the Company's disposition program, comprised of 1,865 properties classified as held for sale and 401 properties identified for future sale.

AH4R is the general partner of, and as of September 30, 2018, owned an approximate 84.3% common partnership interest in, the Operating Partnership with the remaining 15.7% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries. The condensed consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties, which was liquidated during the second quarter of 2018, is included in noncontrolling interest within the condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets forth principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessors and lessees). Lessor accounting will remain similar to lessor accounting under previous guidance, while aligning with the FASB's new revenue recognition guidance for non-lease components. The new guidance will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. The new guidance will also require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Any other costs incurred, including allocated indirect costs, will no longer be capitalized and instead will be expensed as incurred. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if the non-lease components would otherwise be accounted for under the new revenue recognition standard and both the timing and pattern of transfer are the same for the non-lease components and associated lease component and, if accounted for separately, the lease component would be classified as an operating lease. As issued, ASU No. 2016-02 required modified retrospective application for all leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. ASU No. 2018-11 simplifies the transition requirements by providing companies an option to initially apply the new lease requirements as of the date of adoption and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will not need to restate comparative periods if it elects the simplified transition requirements provided by ASU No. 2018-11.

The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company does not anticipate significant changes in the accounting for our residential operating leases for which we are the lessor, as our leases generally do not have terms of more than one year. We anticipate the adoption of this guidance will require us to recognize additional property management expenses for costs that were previously capitalizable as deferred leasing costs. As part of our operations, we lease office space for our corporate and property management offices under non-cancelable operating lease agreements for which we are the lessee. We anticipate that the adoption of this guidance will require us to recognize a right-of-use asset and corresponding lease liability for these office leases. The Company is currently assessing the impact of the adoption of this guidance on our policies, internal controls and financial statements.

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

In February 2018, the FASB issued ASU No. 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities, which retained the current framework for accounting for financial instruments in GAAP but made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted this guidance effective July 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Companies will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Companies will also be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those annual periods with early adoption permitted. The Company is currently assessing the impact of the guidance on our financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those annual periods with early adoption permitted. The Company is currently assessing the impact of the guidance on our financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company's and the Operating Partnership's condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	September 30,		December 31,
	2018	2017	2017	2016
Balance Sheet:
Cash and cash equivalents	$110,138	$243,547	$46,156	$118,799
Restricted cash	156,026	119,574	136,667	131,442
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	$266,164	$363,121	$182,823	$250,241

Note 4. Single-Family Properties

Single-family properties, net, consisted of the following as of September 30, 2018, and December 31, 2017 (in thousands, except property data):

	September 30, 2018
	Number of properties	Net book value
Leased single-family properties	47,776	$7,458,840
Single-family properties being renovated	345	90,485
Single-family properties being prepared for re-lease	430	66,730
Vacant single-family properties available for lease	1,647	284,279
Single-family properties held for sale, net	1,865	299,551
Single-family properties identified for future sale	401	58,672
Total	52,464	$8,258,557

	December 31, 2017
	Number of properties	Net book value
Leased single-family properties	46,996	$7,284,708
Single-family properties being renovated	980	225,194
Single-family properties being prepared for re-lease	372	47,994
Vacant single-family properties available for lease	2,581	471,281
Single-family properties held for sale, net	310	35,803
Total	51,239	$8,064,980

Single-family properties, net as of September 30, 2018, and December 31, 2017, included $4.0 million and $44.2 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $75.2 million and $71.2 million for the three months ended September 30, 2018 and 2017, respectively, and $224.7 million and $208.9 million for the nine months ended September 30, 2018 and 2017, respectively.

During the three months ended September 30, 2018, the Company sold 95 homes, which generated total net proceeds of $17.4 million and resulted in a net gain on sale of $3.4 million, and sold land which generated total net proceeds of $0.3 million and resulted in a net gain on sale of $0.1 million. During the nine months ended September 30, 2018, the Company sold 311 homes, which generated total net proceeds of $47.0 million and resulted in a net gain on sale of $8.8 million, and sold land which generated total net proceeds of $0.8 million and resulted in a net gain on sale of $0.2 million. During the three and nine months ended September 30, 2017, the Company sold 107 and 738 homes, respectively, which generated total net proceeds of $14.4 million and $54.2 million, respectively, and resulted in a net gain on sale of $1.9 million and $3.1 million, respectively. Total net proceeds for the nine months ended September 30, 2017, included a $7.0 million note receivable, before a $1.5 million discount, that was recorded during the first quarter of 2017.

Note 5. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $8.7 million and $10.4 million as of September 30, 2018, and December 31, 2017, respectively. Also included in rent and other receivables, net, is $5.4 million of hurricane-related insurance claims receivable and $0.8 million of non-tenant receivables as of September 30, 2018, compared to $8.9 million of hurricane-related insurance claims receivable and $1.2 million of non-tenant receivables as of December 31, 2017.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes escrow deposits, prepaid expenses and other assets as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Escrow deposits, prepaid expenses and other	$40,934	$33,964
Investments in joint ventures	52,747	42,341
Commercial real estate, vehicles and FF&E, net	44,187	43,608
Land held for development	73,752	39,079
Homebuilding construction in progress	39,625	12,859
Total	$251,245	$171,851

In August 2018, the Operating Partnership entered into a $156.3 million joint venture with a leading institutional investor for the purpose of developing, leasing and operating newly constructed single-family rental homes located in select submarkets in the Southeast. The initial term of the joint venture is five years, during which the Company is entitled to a proportionate share of the joint venture’s cash flows based on our 20% ownership interest, along with an opportunity for a promoted interest, and also receives fees for services the Company provides to the joint venture. In evaluating the Company’s 20% ownership interest in the joint venture, we concluded that the joint venture is not a variable interest entity after applying the variable interest model and, therefore, we account for our interest in the joint venture as an investment in an unconsolidated subsidiary after applying the voting interest model using the equity method of accounting. During the third quarter of 2018, the Company contributed $40.9 million of single-family properties and land, as well as $3.8 million of cash, to the joint venture and received $32.8 million in distributions from the joint venture in respect of its contributions. As of September 30, 2018, the balance of the Company’s investment in the joint venture was $13.4 million, which is included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets.

Note 7. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Deferred leasing costs	$11,069	$7,030
Deferred financing costs	11,244	11,244
Intangible assets:
Value of in-place leases	17	179
Trademark	—	3,100
Database	2,100	2,100
	24,430	23,653
Less: accumulated amortization	(10,993)	(10,628)
Total	$13,437	$13,025

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $2.9 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $7.7 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively, which has been included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs that relate to our revolving credit facility are included in deferred costs and other intangibles, net within the condensed consolidated balance sheets. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million for each of the three months ended September 30, 2018 and 2017, and $1.5 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively, which has been included in gross interest, prior to interest capitalization (see Note 8).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2018, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Value of In-place Leases	Database	Total
Remaining 2018	$2,253	$495	$3	$75	$2,826
2019	3,315	1,964	—	300	5,579
2020	—	1,969	—	132	2,101
2021	—	1,964	—	—	1,964
2022	—	967	—	—	967
Total	$5,568	$7,359	$3	$507	$13,437

Note 8. Debt

All of the Company's indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2018, and December 31, 2017 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2018	December 31, 2017
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$492,478	$496,326
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	508,080	512,041
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	533,578	537,723
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	463,552	467,267
Total asset-backed securitizations			1,997,688	2,013,357
Unsecured senior notes (4)	4.08%	February 15, 2028	500,000	—
Exchangeable senior notes	3.25%	November 15, 2018	115,000	115,000
Secured note payable (5)	N/A	N/A	—	48,859
Revolving credit facility (6)	3.46%	June 30, 2022	—	140,000
Term loan facility (7)	3.61%	June 30, 2022	100,000	200,000
Total debt (8)			2,712,688	2,517,216
Unamortized discounts on unsecured and exchangeable senior notes			(2,751)	(895)
Equity component of exchangeable senior notes			(358)	(2,408)
Deferred financing costs, net (9)			(37,876)	(38,026)
Total debt per balance sheet			$2,671,703	$2,475,887

(1)	Interest rates are as of September 30, 2018. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(3)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(4)	The stated interest rate on the unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.

(5)	The secured note payable was paid off in full during the second quarter of 2018.

(6)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million, with a fully extended maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of September 30, 2018, plus 1-month LIBOR.

(7)
The term loan component of our credit facility matures June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of September 30, 2018, plus 1-month LIBOR.

(8)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, unsecured senior notes, secured note payable, revolving credit facility and term loan facility as of September 30, 2018, and December 31, 2017.

(9)
Deferred financing costs relate to our asset-backed securitizations, term loan facility and unsecured senior notes. Amortization of deferred financing costs was $1.5 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $4.4 million and $5.0 million for the nine months ended September 30, 2018 and 2017, respectively, which has been included in gross interest, prior to interest capitalization.

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

Debt Maturities

The following table summarizes the contractual maturities of the Company's debt on a fully extended basis as of September 30, 2018 (in thousands):

Remaining 2018	$120,179
2019	20,714
2020	20,714
2021	20,714
2022	120,714
Thereafter	2,409,653
Total debt	2,712,688
Unamortized discounts and deferred financing costs (1)	(40,985)
Total debt per balance sheet	$2,671,703

(1)	Includes the unamortized discounts on the unsecured and exchangeable senior notes, the equity component of the exchangeable senior notes and deferred financing costs, net.

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

Exchangeable Senior Notes, Net

The exchangeable senior notes, which were assumed in connection with the Company's merger (the "ARPI Merger") with American Residential Properties, Inc. ("ARPI") during 2016, contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, our Class A common shares or a combination of cash and our Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of September 30, 2018, was 55.6688 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on the Company's Class A common share price and distributions to common shareholders. In August 2018, the Operating Partnership provided notice to the holders of the exchangeable senior notes that we have elected the cash settlement option for the payoff of the exchangeable senior notes, which mature on November 15, 2018.

Interest Expense

The following table displays our total gross interest, which includes unused commitment and other fees on our credit facilities and amortization of deferred financing costs, the discounts on senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gross interest	$32,344	$28,125	$97,422	$90,044
Capitalized interest	(1,414)	(1,533)	(5,213)	(3,171)
Interest expense	$30,930	$26,592	$92,209	$86,873

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$151	$1,726
Accrued property taxes	115,305	47,765
Other accrued liabilities	39,011	31,788
Accrued distribution payable	25,209	26,982
Accrued construction and maintenance liabilities	20,182	17,928
Resident security deposits	82,845	75,951
Prepaid rent	23,232	20,727
Total	$305,935	$222,867

Note 10. Shareholders’ Equity / Partners' Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program
In November 2016, the Company established an at-the-market common share offering program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million (the "Original At-the-Market Program"). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. During the nine months ended September 30, 2017, the Company issued and sold 2.0 million Class A common shares under the Original At-the-Market Program for gross proceeds of $46.2 million, or $22.74 per share, and net proceeds of $45.6 million, after commissions and other expenses of approximately $0.6 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced in August 2017 with an at-the-market common share offering program with a $500.0 million capacity with the same terms (the "At-the-Market Program"). As of September 30, 2018, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. We did not repurchase and retire any of our shares during the nine months ended September

30, 2017. As of September 30, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Preferred Shares

As of September 30, 2018, and December 31, 2017, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				September 30, 2018		December 31, 2017
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value (1)
Series C participating preferred shares (2)	N/A	N/A	N/A	—	$—	7,600,000	$218,236
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	268,750	10,750,000	268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	—	—
Total preferred shares				35,350,000	$883,750	38,350,000	$986,986

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

Issuance of Perpetual Preferred Shares

During the third quarter of 2018, the Company issued 4,600,000 6.25% Series H cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $115.0 million before offering costs of approximately $4.0 million, with a liquidation preference of $25.00 per share. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

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

Distributions

During the quarter ended September 30, 2018, the Company's board of trustees declared distributions that totaled $0.05 per share on the Company's Class A and Class B common shares, $0.41 on the Company's 6.5% Series D perpetual preferred shares, $0.40 on the Company's 6.35% Series E perpetual preferred shares, $0.37 on the Company's 5.875% Series F perpetual preferred shares and $0.37 on the Company's 5.875% Series G perpetual preferred shares. The initial distribution for the Company's 6.25% Series H perpetual preferred shares was declared on November 1, 2018, and relates to the initial distribution period that commenced on and includes the original issuance date of September 19, 2018, through December 31, 2018. During the quarter ended September 30, 2017, the Company's board of trustees declared distributions that totaled $0.05 per share on the Company's Class A and Class B common shares, $0.31 on the Company's 5.0% Series A participating preferred shares, $0.31 on the Company's 5.0% Series B participating preferred shares, $0.34 on the Company's 5.5% Series C participating preferred shares, $0.41 on the Company's 6.5% Series D perpetual preferred shares, $0.40 on the Company's 6.35% Series E perpetual preferred shares and $0.37 on the Company's 5.875% Series F perpetual preferred shares. Distributions declared on the Company's 5.875% Series G perpetual preferred shares were for a pro-rated amount of $0.30 during the quarter ended September 30, 2017. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC ("AH LLC") members in units in the Operating Partnership. Former AH LLC members owned 54,276,644, or approximately 15.4% and 15.9%, of the total 351,881,447 and 342,099,865 Class A units in the Operating Partnership as of September 30, 2018, and December 31, 2017, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 1,073,509, or approximately 0.3% of the total 351,881,447 and 342,099,865 Class A units in the Operating Partnership as of September 30, 2018, and December 31, 2017, respectively. Also included in noncontrolling interest as of December 31, 2017, was the outside ownership interest in a consolidated subsidiary of the Operating Partnership, which was liquidated during the second quarter of 2018.

The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income (loss) allocated to Class A units	$2,881	$340	$1,104	$(30)
Net (loss) income allocated to noncontrolling interest in a consolidated subsidiary	—	(31)	(259)	8
Total noncontrolling interest	$2,881	$309	$845	$(22)

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

During the nine months ended September 30, 2018 and 2017, the Company granted stock options for 140,000 and 385,600 Class A common shares, respectively, and 304,400 and 174,000 restricted stock units, respectively, to certain employees of the Company under the Plan. The options and restricted stock units granted during the nine months ended September 30, 2018 and 2017, vest over a four-year service period, and the options expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2018 and 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2017	2,826,500	$15.69	7.6	$14,956
Granted	385,600	23.38
Exercised	(62,655)	15.77		444
Forfeited	(85,250)	16.24
Options outstanding at September 30, 2017	3,064,195	$16.64	7.1	$16,149
Options exercisable at September 30, 2017	1,681,595	$15.90	6.3	$9,764

Options outstanding at January 1, 2018	3,052,450	$16.65	6.9	$16,421
Granted	140,000	19.40
Exercised	(684,875)	16.04		4,388
Forfeited	(112,750)	17.84
Options outstanding at September 30, 2018	2,394,825	$16.92	6.4	$12,388
Options exercisable at September 30, 2018	1,659,050	$16.23	5.7	$9,521

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the nine months ended September 30, 2018 and 2017:

	2018	2017
Weighted-average fair value	$3.03	$3.82
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	18.9%	21.3%
Risk-free interest rate	2.8%	2.2%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the nine months ended September 30, 2018 and 2017:

	2018	2017
Restricted stock units at beginning of period	243,875	130,150
Units awarded	304,400	174,000
Units vested	(80,125)	(42,475)
Units forfeited	(69,100)	(16,200)
Restricted stock units at end of period	399,050	245,475

For the three months ended September 30, 2018 and 2017, total non-cash share-based compensation expense related to stock options and restricted stock units was $0.8 million and $1.1 million, respectively, of which $0.5 million and $0.7 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $0.3 million and $0.4 million, respectively, related to centralized and field property management employees and was included in property management expenses within the condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, total non-cash share-based compensation expense related to stock options and restricted stock units was $2.7 million and $3.2 million, respectively, of which $1.6 million and $1.9 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $1.1 million and $1.3 million, respectively, related to centralized and field property management employees and was included in property management expenses in the condensed consolidated statements of operations.

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company's computation of net income or loss per common share on a basic and diluted basis for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$30,281	$19,097	$77,704	$45,959
Less:
Noncontrolling interest	2,881	309	845	(22)
Dividends on preferred shares	12,223	17,253	38,804	46,122
Redemption of participating preferred shares	—	—	32,215	—
Allocation to participating securities (1)	20	12	66	—
Numerator for basic income (loss) per common share	$15,157	$1,523	$5,774	$(141)
Add back:
Dividends on participating preferred shares (2)	—	5,569	—	—
Remeasurement of participating preferred shares (2)	—	(8,391)	—	—
Numerator for diluted income (loss) per common share	$15,157	$(1,299)	$5,774	$(141)

Denominator:
Weighted-average common shares outstanding—basic	296,214,509	266,767,313	292,656,914	256,768,343
Effect of dilutive securities:
Participating preferred shares (2)	—	22,385,747	—	—
Share-based compensation plan (3)	753,140	—	662,331	—
Weighted-average common shares outstanding—diluted (4)	296,967,649	289,153,060	293,319,245	256,768,343

Net income (loss) per common share:
Basic	$0.05	$0.01	$0.02	$—
Diluted	$0.05	$—	$0.02	$—

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the dilutive effect of the assumed conversion of participating preferred shares into Class A common shares.

(3)	Reflects the effect of potentially dilutive securities issuable upon the assumed vesting / exercise of restricted stock units and stock options.

(4)
The computation of diluted earnings per share for the three months ended September 30, 2018 and 2017, excludes an aggregate of zero and 7,078,066 potentially dilutive securities, respectively, and for the nine months ended September 30, 2018 and 2017, excludes an aggregate of zero and 29,474,000 potentially dilutive securities, respectively, which include a combination of participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods. The effect of the potential conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership's computation of net income or loss per common unit on a basic and diluted basis for the three and nine months ended September 30, 2018 and 2017 (in thousands, except unit and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$30,281	$19,097	$77,704	$45,959
Less:
Noncontrolling interest	—	(31)	(259)	8
Preferred distributions	12,223	17,253	38,804	46,122
Redemption of participating preferred units	—	—	32,215	—
Allocation to participating securities (1)	21	12	66	—
Numerator for basic income (loss) per common unit	$18,037	$1,863	$6,878	$(171)
Add back:
Distributions to participating preferred units (2)	—	5,569	—	—
Remeasurement of participating preferred units (2)	—	(8,391)	—	—
Numerator for diluted income (loss) per common unit	$18,037	$(959)	$6,878	$(171)

Denominator:
Weighted-average common units outstanding—basic	351,564,662	322,303,138	348,007,067	312,315,728
Effect of dilutive securities:
Participating preferred units (2)	—	22,385,747	—	—
Share-based compensation plan (3)	753,140	—	662,331	—
Weighted-average common units outstanding—diluted (4)	352,317,802	344,688,885	348,669,398	312,315,728

Net income (loss) per common unit:
Basic	$0.05	$0.01	$0.02	$—
Diluted	$0.05	$—	$0.02	$—

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the dilutive effect of the assumed conversion of participating preferred units into Class A common units.

(3)	Reflects the effect of potentially dilutive securities issuable upon the assumed vesting / exercise of restricted stock units and stock options.

(4)
The computation of diluted earnings per unit for the three months ended September 30, 2018 and 2017, excludes an aggregate of zero and 7,078,066 potentially dilutive securities, respectively, and for the nine months ended September 30, 2018 and 2017, excludes an aggregate of zero and 29,474,000 potentially dilutive securities, respectively, which include a combination of participating preferred units, exchangeable senior notes, common units issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods.

Note 12. Commitments and Contingencies

As of September 30, 2018, the Company had commitments to acquire 196 single-family properties for an aggregate purchase price of $48.3 million, as well as $67.3 million in purchase commitments that relate to both third party developer agreements and land for our internal construction program. As of December 31, 2017, the Company had commitments to acquire 520 single-family properties for an aggregate purchase price of $128.1 million, as well as $24.0 million in purchase commitments that relate to both third party developer agreements and land for our internal construction program.

As of September 30, 2018, and December 31, 2017, the Company had sales in escrow for approximately 155 and 69 of our single-family properties, respectively, for aggregate selling prices of $23.9 million and $7.0 million, respectively.

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

On January 16, 2018, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “Trading in Silver Bay Realty Trust Corp.” The letter enclosed a subpoena that requests us to produce certain documents and communications, including those related to our communications and agreements with Silver Bay Realty Trust Corp. (“Silver Bay”), communications with Silver Bay’s financial advisor, and our purchases, sales and holdings of Silver Bay stock. We purchased Silver Bay stock in 2016 and 2017 and then sold all of our holdings in 2017 for a profit of approximately $3.0 million. We intend to continue to cooperate fully with the SEC in connection with this matter. We do not believe this matter will have a material adverse impact on our financial position or results of operations upon resolution.

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

The following table displays the carrying values and fair values of our debt instruments as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$492,478	$498,510	$496,326	$504,730
AH4R 2014-SFR3 securitization	508,080	516,519	512,041	521,252
AH4R 2015-SFR1 securitization	533,578	538,414	537,723	544,592
AH4R 2015-SFR2 securitization	463,552	470,844	467,267	475,832
Total asset-backed securitizations (1)	1,997,688	2,024,287	2,013,357	2,046,406
Unsecured senior notes, net (1) (2)	497,384	477,805	—	—
Exchangeable senior notes, net (2)	114,507	144,135	111,697	147,462
Secured note payable (3)	—	—	48,859	49,027
Revolving credit facility (1) (4)	—	—	140,000	140,000
Term loan facility (1) (5)	100,000	100,000	200,000	200,000
Total debt	$2,709,579	$2,746,227	$2,513,913	$2,582,895

(1)
The carrying values of the asset-backed securitizations, unsecured senior notes, revolving credit facility and term loan facility exclude $32.3 million, $4.8 million, $7.4 million and $0.8 million, respectively, of unamortized deferred financing costs as of September 30, 2018, and exclude $36.0 million, zero, $8.8 million and $2.0 million, respectively, of unamortized deferred financing costs as of December 31, 2017.

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

In October 2017, in anticipation of the issuance of the 2028 Notes and in order to hedge interest rate risk, the Operating Partnership entered into a treasury lock agreement on a notional amount of $350.0 million, based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and had a fair value of $0.1 million as of December 31, 2017, which was included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets, with a corresponding unrealized gain reflected in other comprehensive income. The treasury lock was settled upon the issuance of the 2028 Notes in February 2018 and resulted in a $9.6 million gain that was recorded in other comprehensive income and will be reclassified into earnings as a reduction of interest expense over the term of the 2028 Notes. The treasury lock is classified as Level 2 within the fair value hierarchy as its fair value was estimated using observable inputs, based on the 10-year treasury note rate.

The following table sets forth the fair values of the participating preferred shares derivative liability and treasury lock as of September 30, 2018, and December 31, 2017 (in thousands):

Description	Fair Value Hierarchy	September 30, 2018	December 31, 2017
Assets:
Treasury lock	Level 2	$—	$75
Liabilities:
Participating preferred shares derivative liability	Level 3	$—	$29,470

The following tables present changes in the fair values of our Level 3 financial instruments that were measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

Description	January 1, 2018	Conversions	Remeasurement included in earnings	September 30, 2018
Liabilities:
Participating preferred shares derivative liability	$29,470	$(28,258)	$(1,212)	$—

Description	January 1, 2017	Conversions	Remeasurement included in earnings	September 30, 2017
Liabilities:
Participating preferred shares derivative liability	$69,810	$—	$(1,341)	$68,469

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

Condensed Consolidating Balance Sheets
(Amounts in thousands)

	As of September 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Single-family properties, net	$—	$656	$8,257,901	$—	$8,258,557
Cash and cash equivalents	92,343	—	17,795	—	110,138
Restricted cash	26,935	29	129,062	—	156,026
Rent and other receivables, net	—	56	36,022	—	36,078
Intercompany receivables	280,514	—	—	(280,514)	—
Escrow deposits, prepaid expenses and other assets, including due from affiliates	71,364	170	205,377	—	276,911
Investments in subsidiaries	6,009,862	115,619	—	(6,125,481)	—
Deferred costs and other intangibles, net	7,866	—	5,571	—	13,437
Goodwill	120,279	—	—	—	120,279
Total assets	$6,609,163	$116,530	$8,651,728	$(6,405,995)	$8,971,426

Liabilities
Revolving credit facility	$—	$—	$—	$—	$—
Term loan facility, net	99,176	—	—	—	99,176
Asset-backed securitizations, net	—	—	1,965,417	—	1,965,417
Unsecured senior notes, net	492,603	—	—	—	492,603
Exchangeable senior notes, net	—	114,507	—	—	114,507
Accounts payable and accrued expenses	30,566	3,524	271,845	—	305,935
Amounts payable to affiliates	4,784	—	—	—	4,784
Intercompany payables	—	9,071	271,443	(280,514)	—
Total liabilities	627,129	127,102	2,508,705	(280,514)	2,982,422

Capital
Partners' capital:
General partner:
Common units	4,398,228	(10,572)	6,143,023	(6,125,481)	4,405,198
Preferred units	854,435	—	—	—	854,435
Limited partner:
Common units	720,345	—	—	—	720,345
Accumulated other comprehensive income	9,026	—	—	—	9,026
Total partners' capital:	5,982,034	(10,572)	6,143,023	(6,125,481)	5,989,004
Total capital	5,982,034	(10,572)	6,143,023	(6,125,481)	5,989,004

Total liabilities and capital	$6,609,163	$116,530	$8,651,728	$(6,405,995)	$8,971,426

Condensed Consolidating Balance Sheets (continued)
(Amounts in thousands)

	As of December 31, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Single-family properties, net	$—	$1,732	$8,063,248	$—	$8,064,980
Cash and cash equivalents	22,157	—	23,999	—	46,156
Restricted cash	14,742	31	121,894	—	136,667
Rent and other receivables, net	114	57	29,973	—	30,144
Intercompany receivables	154,621	—	—	(154,621)	—
Escrow deposits, prepaid expenses and other assets, including due from affiliates	59,271	164	138,082	—	197,517
Investments in subsidiaries	5,889,146	115,303	—	(6,004,449)	—
Deferred costs and other intangibles, net	9,652	—	3,373	—	13,025
Goodwill	120,279	—	—	—	120,279
Total assets	$6,269,982	$117,287	$8,380,569	$(6,159,070)	$8,608,768

Liabilities
Revolving credit facility	$140,000	$—	$—	$—	$140,000
Term loan facility, net	198,023	—	—	—	198,023
Asset-backed securitizations, net	—	—	1,977,308	—	1,977,308
Exchangeable senior notes, net	—	111,697	—	—	111,697
Secured note payable	—	—	48,859	—	48,859
Accounts payable and accrued expenses	27,566	2,757	192,544	—	222,867
Amounts payable to affiliates	4,720	—	—	—	4,720
Intercompany payables	—	8,428	146,193	(154,621)	—
Participating preferred units derivative liability	29,470	—	—	—	29,470
Total liabilities	399,779	122,882	2,364,904	(154,621)	2,732,944

Capital
Partners' capital:
General partner:
Common units	4,241,266	(5,595)	6,017,014	(6,004,449)	4,248,236
Preferred units	901,318	—	—	—	901,318
Limited partner:
Common units	727,544	—	—	—	727,544
Accumulated other comprehensive income	75	—	—	—	75
Total partners' capital:	5,870,203	(5,595)	6,017,014	(6,004,449)	5,877,173
Noncontrolling interest	—	—	(1,349)	—	(1,349)
Total capital	5,870,203	(5,595)	6,015,665	(6,004,449)	5,875,824

Total liabilities and capital	$6,269,982	$117,287	$8,380,569	$(6,159,070)	$8,608,768

Condensed Consolidating Statements of Operations
(Amounts in thousands)

	For the Three Months Ended September 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$20	$231,304	$—	$231,324
Fees from single-family properties	—	—	2,711	—	2,711
Tenant charge-backs	—	2	44,150	—	44,152
Other	380	—	1,485	—	1,865
Total revenues	380	22	279,650	—	280,052

Expenses:
Property operating expenses	—	12	113,588	—	113,600
Property management expenses	—	—	18,865	—	18,865
General and administrative expense	5,546	—	3,719	—	9,265
Interest expense	7,355	1,908	21,667	—	30,930
Acquisition fees and costs expensed	—	—	1,055	—	1,055
Depreciation and amortization	204	—	79,736	—	79,940
Other expense	527	—	542	—	1,069
Total expenses	13,632	1,920	239,172	—	254,724

Intercompany income	38	—	253	(291)	—
Intercompany expenses	(253)	—	(38)	291	—
Gain on sale of single-family properties and other, net	—	(3)	4,956	—	4,953
Equity in income of subsidiaries	43,748	11,009	—	(54,757)	—

Net income	30,281	9,108	45,649	(54,757)	30,281

Preferred distributions	12,223	—	—	—	12,223

Net income attributable to common unitholders	$18,058	$9,108	$45,649	$(54,757)	$18,058

Condensed Consolidating Statements of Operations (continued)
(Amounts in thousands)

	For the Three Months Ended September 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$48	$207,442	$—	$207,490
Fees from single-family properties	—	—	2,843	—	2,843
Tenant charge-backs	—	3	36,091	—	36,094
Other	310	—	99	—	409
Total revenues	310	51	246,475	—	246,836

Expenses:
Property operating expenses	—	27	97,917	—	97,944
Property management expenses	—	3	17,444	—	17,447
General and administrative expense	5,170	—	3,355	—	8,525
Interest expense	2,490	1,844	22,258	—	26,592
Acquisition fees and costs expensed	—	—	1,306	—	1,306
Depreciation and amortization	369	2	74,419	—	74,790
Hurricane-related charges, net	—	—	10,136	—	10,136
Other	110	60	1,115	—	1,285
Total expenses	8,139	1,936	227,950	—	238,025

Intercompany income	69	—	86	(155)	—
Intercompany expenses	(86)	—	(69)	155	—
Gain on sale of single-family properties and other, net	—	685	1,210	—	1,895
Remeasurement of participating preferred units	8,391	—	—	—	8,391
Equity in income of subsidiaries	18,583	8,655	—	(27,238)	—

Net income	19,128	7,455	19,752	(27,238)	19,097

Noncontrolling interest	—	—	(31)	—	(31)
Preferred distributions	17,253	—	—	—	17,253

Net income attributable to common unitholders	$1,875	$7,455	$19,783	$(27,238)	$1,875

Condensed Consolidating Statements of Operations (continued)
(Amounts in thousands)

	For the Nine Months Ended September 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$60	$676,498	$—	$676,558
Fees from single-family properties	—	1	8,297	—	8,298
Tenant charge-backs	—	6	112,870	—	112,876
Other	1,114	—	3,693	—	4,807
Total revenues	1,114	67	801,358	—	802,539

Expenses:
Property operating expenses	—	16	313,414	—	313,430
Property management expenses	—	3	56,465	—	56,468
General and administrative expense	17,497	2	10,674	—	28,173
Interest expense	21,584	5,613	65,012	—	92,209
Acquisition fees and costs expensed	—	—	3,687	—	3,687
Depreciation and amortization	705	—	236,857	—	237,562
Other expense	702	9	2,809	—	3,520
Total expenses	40,488	5,643	688,918	—	735,049

Intercompany income	1,064	—	395	(1,459)	—
Intercompany expenses	(395)	—	(1,064)	1,459	—
Gain on sale of single-family properties and other, net	—	601	9,848	—	10,449
Loss on early extinguishment of debt	(879)	—	(568)	—	(1,447)
Remeasurement of participating preferred units	1,212	—	—	—	1,212
Equity in income of subsidiaries	116,335	32,276	—	(148,611)	—

Net income	77,963	27,301	121,051	(148,611)	77,704

Noncontrolling interest	—	—	(259)	—	(259)
Preferred distributions	38,804	—	—	—	38,804
Redemption of participating preferred units	32,215	—	—	—	32,215

Net income attributable to common unitholders	$6,944	$27,301	$121,310	$(148,611)	$6,944

Condensed Consolidating Statements of Operations (continued)
(Amounts in thousands)

	For the Nine Months Ended September 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Revenues:
Rents from single-family properties	$—	$214	$613,031	$—	$613,245
Fees from single-family properties	—	2	8,135	—	8,137
Tenant charge-backs	—	17	91,832	—	91,849
Other	1,029	—	3,338	—	4,367
Total revenues	1,029	233	716,336	—	717,598

Expenses:
Property operating expenses	—	129	267,074	—	267,203
Property management expenses	—	14	52,353	—	52,367
General and administrative expense	15,184	2	11,560	—	26,746
Interest expense	9,005	5,427	72,441	—	86,873
Acquisition fees and costs expensed	358	—	3,456	—	3,814
Depreciation and amortization	1,147	8	220,304	—	221,459
Hurricane-related charges, net	—	—	10,136	—	10,136
Other	290	111	3,801	—	4,202
Total expenses	25,984	5,691	641,125	—	672,800

Intercompany income	190	—	413	(603)	—
Intercompany expenses	(413)	—	(190)	603	—
Gain (loss) on sale of single-family properties and other, net	3,031	(490)	3,834	—	6,375
Loss on early extinguishment of debt	—	—	(6,555)	—	(6,555)
Remeasurement of participating preferred units	1,341	—	—	—	1,341
Equity in income of subsidiaries	66,757	27,143	—	(93,900)	—

Net income	45,951	21,195	72,713	(93,900)	45,959

Noncontrolling interest	—	—	8	—	8
Preferred distributions	46,122	—	—	—	46,122

Net (loss) income attributable to common unitholders	$(171)	$21,195	$72,705	$(93,900)	$(171)

Condensed Consolidating Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Three Months Ended September 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$30,281	$9,108	$45,649	$(54,757)	$30,281
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	(241)	—	—	—	(241)
Other comprehensive loss	(241)	—	—	—	(241)
Comprehensive income	30,040	9,108	45,649	(54,757)	30,040
Preferred distributions	12,223	—	—	—	12,223
Comprehensive income attributable to common unitholders	$17,817	$9,108	$45,649	$(54,757)	$17,817

	For the Three Months Ended September 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$19,128	$7,201	$20,006	$(27,238)	$19,097
Comprehensive income	19,128	7,201	20,006	(27,238)	19,097
Comprehensive loss attributable to noncontrolling interests	—	—	(31)	—	(31)
Preferred distributions	17,253	—	—	—	17,253
Comprehensive income attributable to common unitholders	$1,875	$7,201	$20,037	$(27,238)	$1,875

Condensed Consolidating Statements of Comprehensive Income (Loss) (continued)
(Amounts in thousands)

	For the Nine Months Ended September 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$77,963	$27,301	$121,051	$(148,611)	$77,704
Other comprehensive income:
Gain on cash flow hedging instrument:
Gain on settlement of cash flow hedging instrument	9,553	—	—	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(602)	—	—	—	(602)
Other comprehensive income	8,951	—	—	—	8,951
Comprehensive income	86,914	27,301	121,051	(148,611)	86,655
Comprehensive loss attributable to noncontrolling interests	—	—	(259)	—	(259)
Preferred distributions	38,804	—	—	—	38,804
Redemption of participating preferred units	32,215	—	—	—	32,215
Comprehensive income attributable to common unitholders	$15,895	$27,301	$121,310	$(148,611)	$15,895

	For the Nine Months Ended September 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$45,951	$21,195	$72,713	$(93,900)	$45,959
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	—	—	(28)	—	(28)
Unrealized gain on investment in equity securities:
Reclassification adjustment for realized gain included in net income	(67)	—	—	—	(67)
Other comprehensive loss	(67)	—	(28)	—	(95)
Comprehensive income	45,884	21,195	72,685	(93,900)	45,864
Comprehensive income attributable to noncontrolling interests	—	—	8	—	8
Preferred distributions	46,122	—	—	—	46,122
Comprehensive (loss) income attributable to common unitholders	$(238)	$21,195	$72,677	$(93,900)	$(266)

Condensed Consolidating Statements of Cash Flows
(Amounts in thousands)

	For the Nine Months Ended September 30, 2018
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash (used for) provided by operating activities	$(198,097)	$(1,345)	$575,905	$—	$376,463

Investing activities
Cash paid for single-family properties	—	—	(333,082)	—	(333,082)
Change in escrow deposits for purchase of single-family properties	—	—	(2,194)	—	(2,194)
Net proceeds received from sales of single-family properties and other	—	2,165	45,592	—	47,757
Proceeds received from hurricane-related insurance claims	—	—	4,000	—	4,000
Investment in unconsolidated joint venture	(3,800)	—	—	—	(3,800)
Distributions from joint ventures	33,680	—	2,571	—	36,251
Collections from intercompany notes	1,800	—	—	(1,800)	—
(Investment in) return of investment in subsidiaries	(5,089)	31,958	—	(26,869)	—
Initial renovations to single-family properties	—	—	(40,898)	—	(40,898)
Recurring and other capital expenditures for single-family properties	—	(504)	(39,966)	—	(40,470)
Other purchases of productive assets	—	—	(149,475)	—	(149,475)
Net cash provided by (used for) investing activities	26,591	33,619	(513,452)	(28,669)	(481,911)

Financing activities
Proceeds from issuance of perpetual preferred units	115,000	—	—	—	115,000
Payments of perpetual preferred unit issuance costs	(3,750)	—	—	—	(3,750)
Repurchase of Class A units	(34,969)	—	—	—	(34,969)
Share-based compensation proceeds, net	8,871	—	—	—	8,871
Payments on asset-backed securitizations	—	—	(15,669)	—	(15,669)
Proceeds from revolving credit facility	155,000	—	—	—	155,000
Payments on revolving credit facility	(295,000)	—	—	—	(295,000)
Payments on term loan facility	(100,000)	—	—	—	(100,000)
Payments on secured note payable	—	—	(49,427)	—	(49,427)
Proceeds from unsecured senior notes, net of discount	497,210	—	—	—	497,210
Settlement of cash flow hedging instrument	9,628	—	—	—	9,628
Payments on intercompany notes borrowed	—	—	(1,800)	1,800	—
Intercompany financing and distributions to parent	—	(32,276)	5,407	26,869	—
Distributions to common unitholders	(51,827)	—	—	—	(51,827)
Distributions to preferred unitholders	(41,178)	—	—	—	(41,178)
Deferred financing costs paid	(5,100)	—	—	—	(5,100)
Net cash provided by (used for) financing activities	253,885	(32,276)	(61,489)	28,669	188,789

Net increase (decrease) in cash, cash equivalents and restricted cash	82,379	(2)	964	—	83,341
Cash, cash equivalents and restricted cash, beginning of period	36,899	31	145,893	—	182,823
Cash, cash equivalents and restricted cash, end of period	$119,278	$29	$146,857	$—	$266,164

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(17,667)	$(1,869)	$(61,406)	$—	$(80,942)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$—	$(12)	$(95)	$—	$(107)
Transfers of completed homebuilding deliveries to properties	$—	$—	$64,867	$—	$64,867
Property and land contributions to an unconsolidated joint venture	$—	$—	$(40,942)	$—	$(40,942)
Redemption of participating preferred units	$(28,258)	$—	$—	$—	$(28,258)
Accrued distributions to affiliates	$(129)	$—	$—	$—	$(129)
Accrued distributions to non-affiliates	$(1,773)	$—	$—	$—	$(1,773)

Condensed Consolidating Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Nine Months Ended September 30, 2017
	American Homes 4 Rent, L.P. (Parent Company)	American Residential Properties OP, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Operating activities
Net cash (used for) provided by operating activities	$(45,914)	$(3,563)	$398,852	$—	$349,375

Investing activities
Cash paid for single-family properties	—	—	(462,875)	—	(462,875)
Change in escrow deposits for purchase of single-family properties	—	—	(2,710)	—	(2,710)
Net proceeds received from sales of single-family properties and other	14,265	2,821	51,532	—	68,618
Collections from mortgage financing receivables	—	—	83	—	83
Distributions from joint ventures	680	—	5,301	—	5,981
Collections from intercompany notes	9,507	—	—	(9,507)	—
(Investment in) return of investment in subsidiaries	(575,754)	29,453	—	546,301	—
Initial renovations to single-family properties	—	(1,591)	(29,617)	—	(31,208)
Recurring and other capital expenditures for single-family properties	—	—	(26,725)	—	(26,725)
Other purchases of productive assets	(6,657)	—	(31,403)	—	(38,060)
Net cash (used for) provided by investing activities	(557,959)	30,683	(496,414)	536,794	(486,896)

Financing activities
Proceeds from issuance of Class A units	694,765	—	—	—	694,765
Payments of Class A unit issuance costs	(10,444)	—	—	—	(10,444)
Proceeds from issuance of perpetual preferred units	270,000	—	—	—	270,000
Payments of perpetual preferred unit issuance costs	(9,229)	—	—	—	(9,229)
Share-based compensation proceeds, net	988	—	—	—	988
Redemptions of Class A units	(169)	—	—	—	(169)
Payments on asset-backed securitizations	—	—	(472,470)	—	(472,470)
Proceeds from revolving credit facility	62,000	—	—	—	62,000
Payments on revolving credit facility	(112,000)	—	—	—	(112,000)
Proceeds from term loan facility	25,000	—	—	—	25,000
Payments on term loan facility	(100,000)	—	—	—	(100,000)
Payments on secured note payable	—	—	(721)	—	(721)
Payments on intercompany notes borrowed	—	—	(9,507)	9,507	—
Intercompany financing and distributions to parent	—	(27,143)	573,444	(546,301)	—
Distributions to common unitholders	(47,223)	—	—	—	(47,223)
Distributions to preferred unitholders	(46,122)	—	—	—	(46,122)
Deferred financing costs paid	(3,974)	—	—	—	(3,974)
Net cash provided by (used for) financing activities	723,592	(27,143)	90,746	(536,794)	250,401

Net increase (decrease) in cash, cash equivalents and restricted cash	119,719	(23)	(6,816)	—	112,880
Cash, cash equivalents and restricted cash, beginning of period	76,913	62	173,266	—	250,241
Cash, cash equivalents and restricted cash, end of period	$196,632	$39	$166,450	$—	$363,121

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(7,235)	$(2,803)	$(67,926)	$—	$(77,964)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions and renovations	$—	$12	$7,139	$—	$7,151
Transfer of term loan borrowings to revolving credit facility	$50,000	$—	$—	$—	$50,000
Transfer of deferred financing costs from term loan to revolving credit facility	$1,524	$—	$—	$—	$1,524
Transfers of completed homebuilding deliveries to properties	$—	$—	$3,010	$—	$3,010
Note receivable related to a bulk sale of properties, net of discount	$5,635	$—	$—	$—	$5,635

Note 15. Subsequent Events

Subsequent Acquisitions

From October 1, 2018, through October 31, 2018, the Company acquired 221 properties for an aggregate purchase price of approximately $55.1 million, which included 12 homes developed through our internal construction program.

Subsequent Dispositions

From October 1, 2018, through October 31, 2018, the Company disposed of 138 properties for aggregate net proceeds of approximately $21.2 million.

Declaration of Dividends

On November 1, 2018, the Company's board of trustees declared quarterly dividends of $0.05 per share on the Company's Class A and Class B common shares, $0.41 per share on the Company’s 6.5% Series D perpetual preferred shares, $0.40 per share on the Company’s 6.35% Series E perpetual preferred shares, $0.37 per share on the Company’s 5.875% Series F perpetual preferred shares, $0.37 per share on the Company's 5.875% Series G perpetual preferred shares, and $0.44 per share on the Company's 6.25% Series H perpetual preferred shares, which includes $0.05 per share attributable to the period from the original issuance date of the Series H perpetual preferred shares of September 19, 2018, through September 30, 2018. The quarterly dividends are payable on December 31, 2018, to shareholders of record on December 14, 2018. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

Hurricane Michael

Certain of our properties in the Georgia and the Carolina markets were impacted by Hurricane Michael. The Company is assessing potential damages, which are estimated to be approximately $0.4 million to $0.7 million.

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

As of September 30, 2018, we owned 52,464 single-family properties, in selected sub-markets of MSAs in 22 states, including 2,266 properties to be disposed, compared to 51,239 single-family properties in 22 states, including 310 properties to be disposed, as of December 31, 2017, and 50,015 single-family properties in 22 states, including 469 properties to be disposed, as of September 30, 2017. As of September 30, 2018, we had commitments to acquire an additional 196 single-family properties for an aggregate purchase price of $48.3 million. As of September 30, 2018, 47,776, or 95.2%, of our total properties (excluding properties to be disposed) were leased, compared to 46,996, or 92.3%, of our total properties (excluding properties to be disposed) as of December 31, 2017, and 46,026, or 92.9%, of our total properties (excluding properties to be disposed) as of September 30, 2017. Our portfolio of single-family properties is internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of September 30, 2018:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Atlanta, GA	4,710	9.4%	$173,714	2,150	16.8	2015
Dallas-Fort Worth, TX	4,320	8.6%	163,595	2,119	14.8	2014
Charlotte, NC	3,538	7.0%	188,153	2,082	15.0	2015
Houston, TX	3,100	6.2%	161,015	2,100	12.8	2014
Phoenix, AZ	3,008	6.0%	170,076	1,832	15.3	2015
Indianapolis, IN	2,889	5.8%	152,169	1,933	16.0	2013
Nashville, TN	2,640	5.3%	206,821	2,116	14.2	2015
Jacksonville, FL	2,105	4.2%	169,570	1,940	14.0	2014
Tampa, FL	2,090	4.2%	193,537	1,949	14.5	2014
Raleigh, NC	2,051	4.1%	182,467	1,874	13.8	2014
All Other (2)	19,747	39.2%	186,486	1,907	15.6	2014
Total / Average	50,198	100.0%	$179,391	1,982	15.2	2014

(1)
Excludes 2,266 single-family properties identified as part of the Company's disposition program, comprised of 1,865 properties classified as held for sale and 401 properties identified for future sale, as of September 30, 2018.

(2)	Represents 26 markets in 21 states.

The following table summarizes certain key leasing metrics as of September 30, 2018:

	Total Single-Family Properties (1)
Market	Leased Percentage (2)	Avg. Occupied Days Percentage (3)	Avg. Monthly Realized Rent per property (4)	Avg. Original Lease Term (months) (2)	Avg. Remaining Lease Term (months) (2)	Avg. Blended Change in Rent (5)
Atlanta, GA	95.1%	94.9%	$1,539	11.9	6.6	5.8%
Dallas-Fort Worth, TX	95.2%	93.5%	1,710	11.5	6.1	4.3%
Charlotte, NC	95.3%	94.5%	1,544	12.4	6.9	3.3%
Houston, TX	92.5%	91.2%	1,604	11.7	6.3	2.9%
Phoenix, AZ	94.8%	94.5%	1,339	11.6	6.2	7.8%
Indianapolis, IN	94.5%	94.0%	1,374	11.8	6.4	3.8%
Nashville, TN	95.5%	94.9%	1,688	12.4	6.8	3.0%
Jacksonville, FL	95.1%	94.6%	1,524	12.6	6.6	4.2%
Tampa, FL	95.4%	94.0%	1,698	11.7	6.1	3.4%
Raleigh, NC	95.9%	95.2%	1,493	11.8	6.4	3.3%
All Other (6)	95.6%	94.7%	1,607	11.9	6.5	4.1%
Total / Average	95.2%	94.3%	$1,575	11.9	6.5	4.2%

(1)
Leasing information excludes 2,266 single-family properties identified as part of the Company's disposition program, comprised of 1,865 properties classified as held for sale and 401 properties identified for future sale, as of September 30, 2018.

(2)	Leased percentage, average original lease term and average remaining lease term are reflected as of period end.

(3)	Represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.

(4)
For the three months ended September 30, 2018, Average Monthly Realized Rent is calculated as rents from single-family properties divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.

(5)
Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended September 30, 2018, compared to the annual rent of the previously expired non-month-to-month lease for each property.

(6)	Represents 26 markets in 21 states.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Additionally, opportunities from new construction acquisition channels are impacted by the availability of vacant developed lots, undeveloped land assets and inventory of homes currently under construction or newly developed. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. During the quarter ended September 30, 2018, our total portfolio increased by 415 homes, including 401 homes acquired through broker acquisitions and 168 homes acquired through new construction acquisitions, of which 22 homes were developed through our internal construction program, offset by 154 homes sold, rescinded or contributed to an unconsolidated joint venture. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy.

As of September 30, 2018, we had 2,266 properties to be disposed, including 1,865 properties classified as held for sale and 401 properties identified for future sale, compared to 310 properties to be disposed as of December 31, 2017, which were all classified as held for sale. During 2018, we expanded our disposition program, which identified approximately 1,500 properties to be disposed from six of our smaller markets that we are fully exiting based on market analysis. Our remaining properties to be disposed were identified based on sub-market analysis, as well as individual property-level operational review. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Revenue

Our revenue is derived primarily from rents collected under lease agreements with tenants for our single-family properties. These include short-term leases that we enter into directly with our tenants, which typically have a term of one year. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate. Additionally, our ability to collect revenues and related operating results are impacted by the credit worthiness and quality of our tenants. On average, our tenants have household incomes ranging from $60,000 to $120,000 and primarily consist of families with approximately two adults and one or more children.

In addition to rental revenues, we receive fees and other reimbursements, referred to as “tenant charge-backs”, from our tenants, which are primarily designed to recover costs for certain items, such as utilities, damages and maintenance. In accordance with GAAP, these fees and tenant charge-backs are presented gross in the condensed consolidated statements of operations.

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.4% for the three months ended September 30, 2018, and we experienced turnover rates of 10.8% and 11.0% for the three months ended September 30, 2018 and 2017, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.6% for the nine months ended September 30, 2018, and we experienced turnover rates of 29.9% and 31.5% for the nine months ended September 30, 2018 and 2017, respectively.

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

Results of Operations

Net income totaled $30.3 million for the three months ended September 30, 2018, compared to net income of $19.1 million for the three months ended September 30, 2017. Net income totaled $77.7 million for the nine months ended September 30, 2018, compared to net income of $46.0 million for the nine months ended September 30, 2017. These improvements were primarily attributable to higher revenues resulting from a larger number of leased properties and higher rental rates.

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

Comparison of the Three Months Ended September 30, 2018, to the Three Months Ended September 30, 2017

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$171,991		$59,333		$231,324
Fees from single-family properties	2,013		698		2,711
Bad debt expense	(1,981)		(768)		(2,749)
Core revenues	172,023		59,263		231,286

Property tax expense	30,047	17.4%	10,560	17.9%	40,607	17.6%
HOA fees, net (2)	3,742	2.2%	1,556	2.6%	5,298	2.3%
R&M and turnover costs, net (2) (3)	14,957	8.7%	4,974	8.4%	19,931	8.6%
Insurance	1,561	0.9%	612	1.0%	2,173	0.9%
Property management expenses, net (4)	12,661	7.4%	4,553	7.7%	17,214	7.4%
Core property operating expenses	62,968	36.6%	22,255	37.6%	85,223	36.8%

Core NOI	$109,055	63.4%	$37,008	62.4%	$146,063	63.2%

	For the Three Months Ended September 30, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$164,466		$43,024		$207,490
Fees from single-family properties	2,184		659		2,843
Bad debt expense	(1,813)		(486)		(2,299)
Core revenues	164,837		43,197		208,034

Property tax expense	28,519	17.3%	8,099	18.8%	36,618	17.6%
HOA fees, net (2)	3,277	2.0%	969	2.2%	4,246	2.0%
R&M and turnover costs, net (2)	14,052	8.5%	3,914	9.1%	17,966	8.6%
Insurance	1,532	0.9%	449	1.0%	1,981	1.0%
Property management expenses, net (4)	12,368	7.5%	3,402	7.9%	15,770	7.6%
Core property operating expenses	59,748	36.2%	16,833	39.0%	76,581	36.8%

Core NOI	$105,089	63.8%	$26,364	61.0%	$131,453	63.2%

(1)	Includes 38,168 properties that have been stabilized longer than 90 days prior to January 1, 2017.

(2)	Presented net of tenant charge-backs.

(3)	Includes $0.5 million of repair costs related to Hurricane Florence in the third quarter of 2018, of which $0.3 million relates to our Same-Home properties.

(4)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the three months ended September 30, 2018 and 2017 (amounts in thousands):

	For the Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$280,052	$246,836
Tenant charge-backs	(44,152)	(36,094)
Bad debt expense	(2,749)	(2,299)
Other revenues	(1,865)	(409)
Core revenues	$231,286	$208,034

Core property operating expenses
Property operating expenses	$113,600	$97,944
Property management expenses	18,865	17,447
Noncash share-based compensation - property management	(341)	(417)
Expenses reimbursed by tenant charge-backs	(44,152)	(36,094)
Bad debt expense	(2,749)	(2,299)
Core property operating expenses	$85,223	$76,581

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income	$30,281	$19,097
Remeasurement of participating preferred shares	—	(8,391)
Hurricane-related charges, net	—	10,136
Gain on sale of single-family properties and other, net	(4,953)	(1,895)
Depreciation and amortization	79,940	74,790
Acquisition fees and costs expensed	1,055	1,306
Noncash share-based compensation - property management	341	417
Interest expense	30,930	26,592
General and administrative expense	9,265	8,525
Other expenses	1,069	1,285
Other revenues	(1,865)	(409)
Core NOI	146,063	131,453
Less: Non-Same-Home Core NOI	37,008	26,364
Same-Home Core NOI	109,055	105,089
Less: Same-Home recurring capital expenditures	8,942	8,258
Same-Home Core NOI After Capital Expenditures	$100,113	$96,831

Total Revenues

Total revenues increased 13.5% to $280.1 million for the third quarter of 2018 from $246.8 million for the third quarter of 2017. Revenue growth was primarily driven by continued strong acquisition and leasing activity, as our average leased portfolio grew to 47,898 homes for the quarter ended September 30, 2018, compared to 46,058 homes for the quarter ended September 30, 2017, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 16.0% to $113.6 million for the three months ended September 30, 2018, from $97.9 million for the three months ended September 30, 2017. This increase was primarily due to property tax expense timing and higher repairs and maintenance costs, which included $0.5 million of costs to repair damages resulting from Hurricane Florence.

Property Management Expenses

For the three months ended September 30, 2018 and 2017, property management expenses were $18.9 million and $17.4 million, respectively, which included $0.3 million and $0.4 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. While property management expenses increased $1.5 million as a result of our growing portfolio, property management expenses as a percentage of total revenues, net of other revenues, decreased to 6.8% for the three months ended September 30, 2018, from 7.1% for the three months ended September 30, 2017, which was primarily attributable to greater efficiencies within our property management function.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the three months ended September 30, 2018, increased $7.2 million, or 4.4%, to $172.0 million from $164.8 million for the three months ended September 30, 2017. This increase was primarily attributable to higher Average Monthly Realized Rent, which increased to $1,578 per month for the three months ended September 30, 2018, compared to $1,526 per month for the three months ended September 30, 2017, as well as a rise in Average Occupied Days Percentage, which increased to 95.2% for the three months ended September 30, 2018, compared to 94.1% for the three months ended September 30, 2017.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the three months ended September 30, 2018, increased $3.3 million, or 5.4%, to $63.0 million from $59.7 million for the three months ended September 30, 2017. Same-Home core property operating expenses as a percentage of total Same-Home core revenues increased to 36.6% for the three months ended September 30, 2018, from 36.2% for the three months ended September 30, 2017. This increase was primarily attributable to property tax expense timing and higher repairs and maintenance costs, which included $0.3 million of costs to repair damages resulting from Hurricane Florence.

General and Administrative Expense

For the three months ended September 30, 2018 and 2017, general and administrative expense, which primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions, was $9.3 million and $8.5 million, respectively, which included $0.5 million and $0.7 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs.

Interest Expense

Interest expense was $30.9 million and $26.6 million for the three months ended September 30, 2018 and 2017, respectively. This increase was primarily related to the unsecured senior notes issued in February 2018, partially offset by the payoff of the secured note payable in May 2018 and the $100.0 million paydown on the term loan facility in June 2018.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended September 30, 2018 and 2017, acquisition fees and costs expensed totaled $1.1 million and $1.3 million, respectively, which were related to costs associated with purchases of single-family properties.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $79.9 million and $74.8 million for the three months ended September 30, 2018 and 2017, respectively. This increase was primarily attributable to growth in our average number of depreciable properties.

Other Expenses

Other expenses totaled $1.1 million for the three months ended September 30, 2018, which included $0.6 million related to impairments on properties held for sale, $0.4 million of expenses related to a joint venture and $0.1 million of other expenses. Other expenses totaled $1.3 million for the three months ended September 30, 2017, which included $1.3 million related to impairments on properties held for sale and $0.2 million of expenses related to a joint venture, partially offset by a $0.2 million net recovery of previously accrued expenses.

Hurricane-Related Charges, net

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 125 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the three months ended September 30, 2017, the Company recognized a $12.6 million impairment charge to write down the net book values of the impacted properties, of which we estimated we would recover $11.0 million through insurance claims, and accrued $8.5 million of additional repair, remediation and other costs. The $10.1 million of net charges were included in hurricane-related charges, net within the condensed consolidated statement of operations for the three months ended September 30, 2017. During the fourth quarter of 2017, the Company reduced our estimate of hurricane-related charges, net by $2.2 million based on fewer homes that sustained damage than had originally been estimated. Additionally, we collected $4.0 million in proceeds from hurricane-related insurance claims during the first quarter of 2018.

Comparison of the Nine Months Ended September 30, 2018, to the Nine Months Ended September 30, 2017

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$510,867		$165,691		$676,558
Fees from single-family properties	5,961		2,337		8,298
Bad debt expense	(4,637)		(1,728)		(6,365)
Core revenues	512,191		166,300		678,491

Property tax expense	88,940	17.3%	30,768	18.4%	119,708	17.6%
HOA fees, net (2)	10,548	2.1%	4,072	2.4%	14,620	2.2%
R&M and turnover costs, net (2) (3)	42,120	8.2%	15,262	9.2%	57,382	8.5%
Insurance	4,577	0.9%	1,589	1.0%	6,166	0.9%
Property management expenses, net (4)	38,400	7.5%	13,240	8.0%	51,640	7.6%
Core property operating expenses	184,585	36.0%	64,931	39.0%	249,516	36.8%

Core NOI	$327,606	64.0%	$101,369	61.0%	$428,975	63.2%

	For the Nine Months Ended September 30, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$491,392		$121,853		$613,245
Fees from single-family properties	6,191		1,946		8,137
Bad debt expense	(4,029)		(1,113)		(5,142)
Core revenues	493,554		122,686		616,240

Property tax expense	86,029	17.5%	24,023	19.6%	110,052	17.8%
HOA fees, net (2)	9,523	1.9%	2,708	2.2%	12,231	2.0%
R&M and turnover costs, net (2)	35,706	7.2%	10,242	8.3%	45,948	7.5%
Insurance	4,650	0.9%	1,195	1.0%	5,845	0.9%
Property management expenses, net (4)	37,411	7.6%	9,834	8.0%	47,245	7.7%
Core property operating expenses	173,319	35.1%	48,002	39.1%	221,321	35.9%

Core NOI	$320,235	64.9%	$74,684	60.9%	$394,919	64.1%

(1)	Includes 38,168 properties that have been stabilized longer than 90 days prior to January 1, 2017.

(2)	Presented net of tenant charge-backs.

(3)	Includes $0.5 million of repair costs related to Hurricane Florence in the third quarter of 2018, of which $0.3 million relates to our Same-Home properties.

(4)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$802,539	$717,598
Tenant charge-backs	(112,876)	(91,849)
Bad debt expense	(6,365)	(5,142)
Other revenues	(4,807)	(4,367)
Core revenues	$678,491	$616,240

Core property operating expenses
Property operating expenses	$313,430	$267,203
Property management expenses	56,468	52,367
Noncash share-based compensation - property management	(1,141)	(1,258)
Expenses reimbursed by tenant charge-backs	(112,876)	(91,849)
Bad debt expense	(6,365)	(5,142)
Core property operating expenses	$249,516	$221,321

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income	$77,704	$45,959
Remeasurement of participating preferred shares	(1,212)	(1,341)
Loss on early extinguishment of debt	1,447	6,555
Hurricane-related charges, net	—	10,136
Gain on sale of single-family properties and other, net	(10,449)	(6,375)
Depreciation and amortization	237,562	221,459
Acquisition fees and costs expensed	3,687	3,814
Noncash share-based compensation - property management	1,141	1,258
Interest expense	92,209	86,873
General and administrative expense	28,173	26,746
Other expenses	3,520	4,202
Other revenues	(4,807)	(4,367)
Core NOI	428,975	394,919
Less: Non-Same-Home Core NOI	101,369	74,684
Same-Home Core NOI	327,606	320,235
Less: Same-Home recurring capital expenditures	21,090	20,350
Same-Home Core NOI After Capital Expenditures	$306,516	$299,885

Total Revenues

Total revenues increased 11.8% to $802.5 million for the nine-month period ended September 30, 2018, from $717.6 million for the nine-month period ended September 30, 2017. Revenue growth was primarily driven by continued strong leasing activity, as our average leased portfolio grew to 47,617 homes for the nine months ended September 30, 2018, compared to 45,550 homes for the nine months ended September 30, 2017, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 17.3% to $313.4 million for the nine months ended September 30, 2018, from $267.2 million for the nine months ended September 30, 2017. This increase was primarily attributable to temporarily elevated turnover costs incurred from the beginning of the year through April 2018 as part of the Company's strategic initiative to strengthen occupancy.

Property Management Expenses

For the nine months ended September 30, 2018 and 2017, property management expenses were $56.5 million and $52.4 million, respectively, which included $1.1 million and $1.3 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. While property management expenses increased $4.1 million as a result of our growing portfolio, property management expenses as a percentage of total revenues, net of other revenues, decreased to 7.1% for the nine months ended September 30, 2018, from 7.3% for the nine months ended September 30, 2017, which was primarily attributable to greater efficiencies within our property management function.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the nine months ended September 30, 2018, increased $18.6 million, or 3.8%, to $512.2 million from $493.6 million for the nine months ended September 30, 2017. This rise was primarily attributable to higher Average Monthly Realized Rent, which increased to $1,564 per month for the nine months ended September 30, 2018, compared to $1,509 per month for the nine months ended September 30, 2017.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the nine months ended September 30, 2018, increased $11.3 million, or 6.5%, to $184.6 million from $173.3 million for the nine months ended September 30, 2017. Same-Home core property operating expenses as a percentage of total Same-Home core revenues increased to 36.0% for the nine months ended September 30, 2018, from 35.1% for the nine months ended September 30, 2017. This increase was primarily attributable to temporarily elevated turnover costs incurred from the beginning of the year through April 2018 as part of the Company's strategic initiative to strengthen occupancy.

General and Administrative Expense

For the nine months ended September 30, 2018 and 2017, general and administrative expense, which primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions, was $28.2 million and $26.7 million, respectively, which included $1.6 million and $1.9 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily attributable to higher legal and personnel costs, partially offset by nonrecurring rating agency fees incurred during 2017 associated with the Company receiving inaugural investment grade corporate ratings.

Interest Expense

Interest expense was $92.2 million and $86.9 million for the nine months ended September 30, 2018 and 2017, respectively. This increase was primarily related to the unsecured senior notes issued in February 2018, partially offset by the payoff of the AH4R 2014-SFR1 asset-backed securitization in April 2017, higher capitalized interest and the $100.0 million paydown on the term loan facility in June 2018.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the nine months ended September 30, 2018, acquisition fees and costs expensed totaled $3.7 million, which were related to costs associated with the purchases of single-family properties. For the nine months ended September 30, 2017, acquisition fees and costs expensed totaled $3.8 million, including $3.4 million of costs associated with the purchases of single-family properties and $0.4 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $237.6 million and $221.5 million for the nine months ended September 30, 2018 and 2017, respectively. This increase was primarily attributable to growth in our average number of depreciable properties.

Other Expenses

Other expenses totaled $3.5 million for the nine months ended September 30, 2018, which included $2.8 million related to impairments on properties held for sale, $0.4 million of expenses related to a joint venture and $0.3 million of other expenses. Other expenses totaled $4.2 million for the nine months ended September 30, 2017, which included $3.8 million related to impairments on properties held for sale and $1.0 million of expenses related to a joint venture, partially offset by a $0.6 million net recovery of previously accrued expenses.

Hurricane-Related Charges, net

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 125 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the nine months ended September 30, 2017, the Company recognized a $12.6 million impairment charge to write down the net book values of the impacted properties, of which we estimated we would recover $11.0 million through insurance claims, and accrued $8.5 million of additional repair, remediation and other costs. The $10.1 million of net charges were included in hurricane-related charges, net within the condensed consolidated statement of operations for the nine months ended September 30, 2017. During the fourth quarter of 2017, the Company reduced our estimate of hurricane-related charges, net by $2.2 million based on fewer homes that sustained damage than had originally been estimated. Additionally, we collected $4.0 million in proceeds from hurricane-related insurance claims during the first quarter of 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our policies during the three and nine months ended September 30, 2018. For a discussion of recent accounting pronouncements, see Note 2.

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

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax and state income tax (including any applicable alternative minimum tax for taxable years beginning before December 31, 2017) on our taxable income at regular corporate tax rates, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed taxable income, if any. Our taxable REIT subsidiaries (our "TRSs") will be subject to federal, state and local taxes on their income at regular corporate rates. The tax years from 2013 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2018, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Liquidity and Capital Resources

Our liquidity and capital resources as of September 30, 2018, included cash and cash equivalents of $110.1 million. Additionally, as of September 30, 2018, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of $800.0 million.

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

To qualify as a REIT, AH4R is required to distribute annually to our shareholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. The Operating Partnership funds the payment of distributions. The Company intends to pay quarterly distributions to our shareholders and to the Operating Partnership's unitholders, including AH4R, which in the aggregate are approximately equal to or exceed AH4R's net taxable income in the relevant year.

Cash Flows

The following table summarizes the Company's cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$376,463	$349,375
Net cash used for investing activities	(481,911)	(486,896)
Net cash provided by financing activities	188,789	250,401
Net increase in cash, cash equivalents and restricted cash	$83,341	$112,880

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses.

During the nine months ended September 30, 2018, net cash provided by operating activities was $376.5 million, which included cash from operations of $324.8 million and $51.7 million from other changes in operating assets and liabilities. Net cash used for investing activities was $481.9 million, which primarily consisted of cash outflows of $335.3 million related to the acquisition of properties, $149.5 million related to purchases of productive assets, which primarily consist of land held for development and homebuilding construction in progress, $40.9 million of initial renovation costs to prepare our properties for rental and $40.5 million of recurring and other capital expenditures for single-family properties, partially offset by cash inflows of $47.8 million in net proceeds received from sales of single-family properties and other assets and $36.3 million of distributions from joint ventures. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $188.8 million, which primarily consisted of cash inflows of $497.2 million in proceeds from the issuance of unsecured senior notes, net of a discount, and $111.3 million of net proceeds from the issuance of perpetual preferred shares, partially offset by cash outflows including $240.0 million of net payments on our revolving and term loan credit facilities, $93.0 million for distributions, $49.4 million for payments on our secured note payable and $35.0 million for Class A common share repurchases. The net increase in cash, cash equivalents and restricted cash during the nine months ended September 30, 2018, was $83.3 million.

During the nine months ended September 30, 2017, net cash provided by operating activities was $349.4 million, which included cash from operations of $296.0 million and $53.4 million from other changes in operating assets and liabilities. Net cash used for investing activities was $486.9 million, which primarily consisted of cash outflows of $465.6 million related to the acquisition of properties, $38.1 million related to purchases of productive assets and $31.2 million of initial renovation costs to prepare our properties for rental, partially offset by cash inflows of $68.6 million in net proceeds received from sales of single-family properties and other assets. Net cash provided by financing activities was $250.4 million, which primarily consisted of cash inflows of $684.3 million of net proceeds from issuances of Class A common shares and $260.8 million of net proceeds from the issuance of perpetual preferred shares, partially offset by cash outflows including $472.5 million for payments on our asset-backed securitizations, $125.0 million of net payments on our revolving and term loan credit facilities and $93.3 million for distributions. The net increase in cash, cash equivalents and restricted cash during the nine months ended September 30, 2017, was $112.9 million.

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

Exchangeable Senior Notes, Net

The exchangeable senior notes, which were assumed in connection with the ARPI Merger during 2016, contain an exchange settlement feature, which provides that the exchangeable senior notes may, under certain circumstances, be exchangeable for cash, our Class A common shares or a combination of cash and our Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to our shares resulting from the ARPI Merger. The current exchange rate as of September 30, 2018, was 55.6688 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate is adjusted based on the Company's Class A common share price and distributions to common shareholders. In August 2018, the Operating Partnership provided notice to the holders of the exchangeable senior notes that we have elected the cash settlement option for the payoff of the exchangeable senior notes, which mature on November 15, 2018.

At-the-Market Common Share Offering Program

In November 2016, the Company established the Original At-the-Market Program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million. The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. During the nine months ended September 30, 2017, the Company issued and sold 2.0 million Class A common shares under the Original At-the-Market Program for gross proceeds of $46.2 million, or $22.74 per share, and net proceeds of $45.6 million, after commissions and other expenses of approximately $0.6 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced in August 2017 with the At-the-Market Program with a $500.0 million capacity and the same terms as the previous program. As of September 30, 2018, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. We did not repurchase and retire any of our shares during the nine months ended September 30, 2017. As of September 30, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Issuance of Perpetual Preferred Shares

During the third quarter of 2018, the Company issued 4,600,000 6.25% Series H cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $115.0 million before offering costs of approximately $4.0 million, with a liquidation preference of $25.00 per share. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

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

Adjusted FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting Core FFO attributable to common share and unit holders for (1) recurring capital expenditures that are necessary to help preserve the value and maintain functionality of our properties and (2) actual leasing costs incurred during the period. As a portion of our homes are recently acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home property by (b) our total number of properties, excluding non-stabilized properties and properties identified as part of our disposition program, which is comprised of properties classified as held for sale and properties identified for future sale.

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

The following is a reconciliation of the Company's net income or loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) attributable to common shareholders	$15,177	$1,535	$5,840	$(141)
Adjustments:
Noncontrolling interests in the Operating Partnership	2,881	340	1,104	(30)
Net (gain) on sale / impairment of single-family properties and other	(4,393)	(596)	(7,653)	(2,589)
Depreciation and amortization	79,940	74,790	237,562	221,459
Less: depreciation and amortization of non-real estate assets	(1,845)	(1,753)	(5,462)	(6,050)
FFO attributable to common share and unit holders	$91,760	$74,316	$231,391	$212,649
Adjustments:
Acquisition fees and costs expensed	1,055	1,306	3,687	3,814
Noncash share-based compensation - general and administrative	491	699	1,609	1,917
Noncash share-based compensation - property management	341	417	1,141	1,258
Noncash interest expense related to acquired debt	973	910	2,810	2,624
Hurricane-related charges, net	—	10,136	—	10,136
Loss on early extinguishment of debt	—	—	1,447	6,555
Remeasurement of participating preferred shares	—	(8,391)	(1,212)	(1,341)
Redemption of participating preferred shares	—	—	32,215	—
Core FFO attributable to common share and unit holders	$94,620	$79,393	$273,088	$237,612
Recurring capital expenditures (1)	(11,467)	(10,316)	(27,342)	(25,055)
Leasing costs	(3,722)	(1,960)	(9,556)	(5,361)
Adjusted FFO attributable to common share and unit holders	$79,431	$67,117	$236,190	$207,196

(1)
As a portion of our homes are recently acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding non-stabilized properties and properties identified as part of our disposition program, comprised of properties classified as held for sale and properties identified for future sale.

EBITDA / EBITDAre / Adjusted EBITDAre / Adjusted EBITDAre after Capex and Leasing Costs

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT in the September 2017 White Paper by adjusting EBITDA for the net gain or loss on sales / impairment of single-family properties and other. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition fees and costs expensed incurred with business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, (4) gain or loss on early extinguishment of debt, (5) gain or loss on conversion of shares and units and (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value. Adjusted EBITDAre after Capex and Leasing Costs is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) recurring capital expenditures and (2) leasing costs. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income or loss, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre after Capex and Leasing Costs, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$30,281	$19,097	$77,704	$45,959
Interest expense	30,930	26,592	92,209	86,873
Depreciation and amortization	79,940	74,790	237,562	221,459
EBITDA	$141,151	$120,479	$407,475	$354,291

Net (gain) on sale / impairment of single-family properties and other	(4,393)	(596)	(7,653)	(2,589)
EBITDAre	$136,758	$119,883	$399,822	$351,702

Noncash share-based compensation - general and administrative	491	699	1,609	1,917
Noncash share-based compensation - property management	341	417	1,141	1,258
Acquisition fees and costs expensed	1,055	1,306	3,687	3,814
Hurricane-related charges, net	—	10,136	—	10,136
Loss on early extinguishment of debt	—	—	1,447	6,555
Remeasurement of participating preferred shares	—	(8,391)	(1,212)	(1,341)
Adjusted EBITDAre	$138,645	$124,050	$406,494	$374,041

Recurring capital expenditures (1)	(11,467)	(10,316)	(27,342)	(25,055)
Leasing costs	(3,722)	(1,960)	(9,556)	(5,361)
Adjusted EBITDAre after Capex and Leasing Costs	$123,456	$111,774	$369,596	$343,625

(1)
As a portion of our homes are recently acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding non-stabilized properties and properties identified as part of our disposition program, comprised of properties classified as held for sale and properties identified for future sale.

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

The Company's variable-rate debt was comprised of borrowings on our term loan facility of $100.0 million as of September 30, 2018, and comprised of borrowings on our revolving credit facility and term loan facility of $140.0 million and $200.0 million, respectively, as of December 31, 2017. All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55% until the fully extended maturity date of June 2022. All borrowings under our term loan facility bear interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75% until the maturity date of June 2022. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$1,000	$3,400
Rate decrease of 1% (1)	$(1,000)	$(3,400)

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended September 30, 2018, the Company did not repurchase any of our common or preferred shares. As of September 30, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

3.8
Articles Supplementary for American Homes 4 Rent 6.25% Series H Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018.)

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

4.7	Form of Global Note representing the Notes (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 7, 2018.)

10.1	Fifteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2018.)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: November 2, 2018

AMERICAN HOMES 4 RENT, L.P.

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: November 2, 2018