Form 10-K
period 2018-12-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2019-02-22
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

(805) 413-5300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common shares of beneficial interest, $.01 par value	New York Stock Exchange

Series D perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series E perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series F perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series G perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

Series H perpetual preferred shares of beneficial interest, $.01 par value	New York Stock Exchange

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
American Homes 4 Rent Yes ☒    No ☐                American Homes 4 Rent, L.P. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
American Homes 4 Rent ☒                    American Homes 4 Rent, L.P. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

American Homes 4 Rent				American Homes 4 Rent, L.P.
Large accelerated filer	☒	Accelerated filer	☐	Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐			Emerging growth company	☐
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
American Homes 4 Rent Yes ☐    No ☒                American Homes 4 Rent, L.P. Yes ☐    No ☒

The aggregate market value of American Homes 4 Rent's Class A common shares held by non-affiliates of the registrant was approximately $5.7 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2018.

There were 296,019,546 shares of American Homes 4 Rent's Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent's Class B common shares, $0.01 par value per share, outstanding on February 20, 2019.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2018.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018, of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or “the General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to “the Operating Partnership,” “our operating partnership” or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to “the Company,” “we,” “our,” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of December 31, 2018, owned an approximate 84.3% common partnership interest in the Operating Partnership. The remaining 15.7% common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

Certain Terms Used in This Annual Report on Form 10-K

Unless the context otherwise requires or indicates, we define certain terms in this Annual Report on Form 10-K as follows:

“The Company,” “we,” “our,“ and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

“AH4R” or “the General Partner" mean American Homes 4 Rent, a Maryland real estate investment trust, or REIT.

“The Operating Partnership,” “our operating partnership” or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

American Homes 4 Rent ("AH4R") is an internally managed Maryland real estate investment trust ("REIT") formed on October 19, 2012. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the "Operating Partnership," our "operating partnership" or the "OP") is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” "our," and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. We are focused on acquiring, renovating, leasing and operating single-family homes as rental properties. We commenced operations in November 2012 and completed our initial public offering on the New York Stock Exchange ("NYSE") in August 2013.

AH4R is the general partner of, and as of December 31, 2018, owned an approximate 84.3% common partnership interest in the Operating Partnership, with the remaining 15.7% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

As of December 31, 2018, the Company owned 52,783 single-family properties in 22 states, including 1,945 properties classified as held for sale, and 48,206, or 94.8%, of our total properties (excluding properties held for sale) were leased. We have an integrated operating platform that consists of 1,234 personnel dedicated to property management, acquisitions, development, marketing, leasing, financial and administrative functions.

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

We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws for each of our taxable years commencing with our taxable year ended December 31, 2012, through the current taxable year ended December 31, 2018. We expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2019, and subsequent taxable years.

We believe that the Operating Partnership is properly treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to U.S. federal income tax on our income. Instead, each of the Operating Partnership's partners, including AH4R, is allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. As such, no provision for U.S. federal income taxes has been included for the Operating Partnership.

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

•
Employ a disciplined property acquisition process.  We are focused on acquiring homes with a number of key property characteristics, including: (i) construction after the year 2000; (ii) three or more bedrooms; (iii) two or more bathrooms; (iv) a range of $150,000 estimated minimum valuation to $450,000 maximum bid price; and (v) estimated renovation costs not in excess of 25% of estimated value. We target areas with above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire meet all of these criteria, especially if acquired as part of a bulk purchase. We have an established acquisition and renovation platform to acquire high quality single-family homes. To date, we have primarily acquired properties at foreclosure auctions and through broker sales (primarily multiple listing service ("MLS") and short sales) and through bulk portfolio purchases. Beginning in 2017, we have focused more heavily on newly constructed "built for rental" properties, which we acquire from third party developers or develop internally through our internal construction program. In the future, we may source a larger proportion of our property acquisitions through portfolio (or bulk) sales.

•
Assemble a geographically diversified portfolio.  We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular market. We currently are focusing on acquiring single-family homes in selected sub-markets of metropolitan statistical areas ("MSAs") within 22 states, with an emphasis on achieving critical mass within each target market. We continually evaluate potential new markets where we may invest and establish operations as opportunities emerge. We select our markets based on steady population growth and strong rental demand, providing for attractive potential yields and capital appreciation. In addition, if we are unable to gain desired critical mass within a market to operate efficiently, then we may pursue ways to exit those markets in a manner designed to maximize shareholder value.

•
Efficiently manage and operate properties.  We believe we have created a leading, comprehensive single-family home property management business and that the key to efficiently managing a large number of relatively low-cost properties is to strike the appropriate balance between centralization and decentralization. We believe that in-house property management enables us to optimize rental revenues, effectively manage expenses, realize significant economies of scale, standardize brand consistency and maintain direct contact with our tenants. Our property management platform has local leasing agents and property managers who provide customer service to our tenants. Corporate-level functions are centralized, including management, accounting, legal, marketing and call centers to handle leasing and maintenance calls. These centralized services allow us to provide all markets with the benefits of these functions without the burden of staffing each function in every market. In addition, by having a national property management operation, we have the ability to negotiate favorable terms on services and products with many of our contractors and vendors, including national contractors and vendors. Our property management functions are 100% internalized, which we believe provides us with consistency of service, control and branding in the operation of our properties.

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

•
Optimize capital structure.  We may use leverage to increase potential returns to our shareholders, but we will seek to maintain a conservative and flexible balance sheet. We believe that preferred shares provide an attractive source of permanent capital. We have also obtained capital through the use of unsecured credit facilities, the issuance of unsecured senior notes, and through asset-backed securitization transactions completed during 2014 and 2015. We also may participate in investment vehicles with third-party investors as an alternative source of equity to grow our business. Our executive officers have substantial experience organizing and managing investment vehicles with third party investors.

Our Business Activities

Property Acquisition, Renovation, Leasing and Property Management

•
Property Acquisition.  We have a disciplined acquisition platform that is capable of deploying large amounts of capital across all acquisition channels and in multiple markets simultaneously. Our acquisition process begins with an analysis of housing markets. Target markets are selected based on steady population growth and strong rental demand, providing for attractive potential yields and potential capital appreciation. Our target markets currently include selected sub-markets of MSAs in 22 states. Within our target markets, our system allows us to screen broadly and rapidly for potential acquisitions and is designed to identify highly targeted sub-markets at the neighborhood and street levels.

We purchase properties through a variety of acquisition channels, including foreclosure auctions, broker sales and portfolio (bulk) sales. We also acquire "built for rental" properties through third party developers and develop properties through our internal construction program. To date, foreclosure auctions and broker sales (primarily MLS and short sales) have presented appealing channels to access a significant supply of quality homes at attractive prices. We have developed an efficient process for bidding on a large number of homes at auctions consistent with local and state laws, which has contributed to our significant pace of capital deployment. Properties become available at auction when a party with a lien on the property forecloses on the lien. The property is then sold at auction, either by a court or trustee, in order to satisfy the debt owed to the lien holder. Auction processes vary significantly between jurisdictions driven by differences in state and local laws. While properties acquired at foreclosure auctions have a limited time frame for due diligence, we have developed a proprietary process that rigorously focuses on the material issues that we believe will affect potential yields before determining a maximum bid amount. Significant issues considered in underwriting homes going through the trustee sale process include an evaluation of our acquisition parameters, as well as the property's location. This evaluation includes a drive-by inspection of the property. Potential eviction and renovation costs are estimated, as well as expected rents and expenses. The property is also researched for the existence of any senior liens. Our local teams have experience in evaluating homes in foreclosure, conducting due diligence and bidding at auctions, which we believe positions us to bid effectively against other competitors. In addition, we underwrite acquisition candidates and have implemented an efficient bid management system and closing and transfer processes that we believe result in properties acquired at an attractive total investment.

We have and will continue to source property acquisition opportunities through broker sales (including traditional MLS sales) and portfolio (or bulk) sales. In particular, we have developed an extensive network of real estate brokers that facilitate a large volume of acquisitions through broker sales. We have a team dedicated to identifying opportunities for homes sold in bulk by institutions or competitors. Acquisitions through these channels generally allow more time for underwriting to determine the expected rents, expenses and renovation costs, obtain title insurance and review local covenant conditions and restrictions.

We recently supplemented our traditional acquisition channels with our "built for rental" homebuilding program by acquiring newly constructed properties from third party developers through our National Builder Program and from our internal construction process through our AMH Development Program. We expect to rely more heavily on our “built for rental” homebuilding program to acquire properties in the future.

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

•
Property Management.  We have developed an extensive in-house property management infrastructure, with modern systems, dedicated personnel and local offices in certain of our markets. In these markets, property managers employed by us execute all property management functions. We directly manage all of our properties without the engagement of a third party manager.

•
Marketing and Leasing.  We are responsible for establishing rental rates, marketing and leasing properties (including screening prospective tenants) and collecting and processing rent. We establish rental rates centrally, using data-driven pricing models, supported by analysis from the local property management teams in each market. Factors considered in establishing the rental rates include a competitive analysis of rents, the size and age of the house, and many qualitative factors, such as neighborhood characteristics and access to quality schools, transportation and services. We advertise the available properties through multiple channels, including our website, online marketplaces, MLS, yard signs and local brokers. The majority of our homes are shown using technology driven "self-guided" showings.

Prospective tenants may submit an application through our website or in person. We evaluate prospective tenants in a standardized manner. Our application and evaluation process include obtaining appropriate identification, a thorough evaluation of credit and household income, a review of the applicant's rental history, and a background check for criminal activity. Although we require a minimum household credit score and income to rent ratio, all factors are taken into consideration during the tenant evaluation process, including an emphasis on rental payment history. On average, household credit scores and income to rent ratios of approved applicants are significantly in excess of our minimum requirements. We are generally able to complete our application and evaluation process the same day the prospective tenant submits a complete rental application. We collect the majority of rent electronically via Automated Clearing House transfer or direct debit to the tenant's checking account via a secure tenant portal on our website. An auto-pay feature is offered to facilitate rent payment. Tenants' charges and payment history are available to tenants online through the tenant portal. Tenants who do not pay rent by the late payment date (typically within five calendar days of the due date) will receive notification and are assessed a late fee. Eviction is a last resort, and the eviction process is managed in compliance with local and state regulations. The eviction process is documented through a property management system with all correspondence and documentation stored electronically.

•
Tenant Relations and Property Maintenance.  We also are responsible for property repairs and maintenance and tenant relations. We offer a 24/7 emergency line to handle after hours issues, and our tenants can contact us through our local property management office or call center. As part of our ongoing property management, we conduct routine repairs and maintenance as appropriate to maximize long-term rental income and cash flows from our portfolio, and are increasingly performing this work using in-house employees as opposed to third party vendors. In addition, our local teams are involved in periodic visits to our properties to help foster positive, long-term relationships with our tenants, to monitor the condition and use of our homes and to ensure compliance with HOA rules and regulations.

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

REIT Qualification

AH4R has elected to be taxed as a REIT commencing with our first taxable year ended December 31, 2012. Our qualification as a REIT, and maintenance of such qualification depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the "Code"), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our shareholders and the concentration of ownership of our equity shares. We believe that, commencing with our initial taxable year ended December 31, 2012, we have been organized in conformity with the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our shareholders, but taxable income generated by any of our taxable REIT subsidiaries (our "TRSs") will be subject to U.S. federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income to their shareholders. If AH4R fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if AH4R qualifies as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940.

Employees

As of December 31, 2018, we have 1,234 dedicated personnel. None of our personnel are covered by a collective bargaining agreement.

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

Available Information

Our website address is www.americanhomes4rent.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the report with or furnish it to the Securities and Exchange Commission ("SEC"). This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, American Homes 4 Rent, 30601 Agoura Road, Suite 200, Agoura Hills, CA 91301. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Company's board of trustees. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. The information contained on our website shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

From commencement of our operations in November 2012 through December 31, 2018, we have acquired 52,783 single-family properties, net of properties sold, in 22 states. Our future operating results may depend on our ability to effectively manage our rapid growth, which is dependent, in part, upon our ability to:

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

Our long-term growth depends, in part, on the availability of acquisition opportunities in our target markets at acceptable pricing levels. We believe home prices have stabilized in many areas and expect that in the future, housing prices will continue to stabilize, and therefore future acquisitions may be more costly. The following factors, among others, are making acquisitions more expensive:

•	improvements in the overall economy and job market;

•	a resumption of consumer lending activity and greater availability of consumer credit;

•	improvements in the pricing and terms of mortgage-backed securities;

•	our ability to expand our development operations while controlling increases in the cost of acquiring land and construction costs and delays;

•	the emergence of increased competition for single-family assets from private investors and entities with similar investment objectives to ours; and

•	tax or other government incentives that encourage homeownership.

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

We cannot assure you that we will be able to obtain debt or equity financing on terms favorable or acceptable to us or at all. If we are unable to do so, then we may have to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification or satisfy our debt obligations. We continue to seek additional sources of financing for our acquisitions. Our pace of acquisitions may depend on the level of funds available for investment. In addition, if we are unable to obtain debt financing, then we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.

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

In addition, as we expand our operations, we will continue to need to attract and retain additional qualified personnel but may not be able to do so on acceptable terms or at all. Competition for highly skilled managerial, investment, financial and operational personnel is intense. As additional large real estate investors have entered the single-family rental and related business, we have faced increased challenges in hiring and retaining personnel, and we cannot assure our shareholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

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

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We acquire, renovate and rent single-family properties in our target markets, which currently include MSAs within 22 states. As of December 31, 2018, approximately 62% of our properties in operation were concentrated in five states—Texas, North Carolina, Florida, Georgia and Ohio. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in these markets will improve significantly over the next several years. However, each of these markets has experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our shareholders and cause the value of our outstanding securities to decline.

We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions on our preferred and common shares.

Nearly all of our properties acquired through traditional channels require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises, and we will pay the costs of renovating. In addition, from time to time, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements and perform significant renovations and repairs that tenant deposits and insurance may not cover.

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

We face significant competition for attractive acquisition opportunities in our target markets from other large real estate investors, including developers, some of which have greater financial resources and a lower cost of capital than we do. We also compete with individual private home buyers and small-scale investors. Several REITs and other funds have deployed, and others may in the future deploy, significant amounts of capital to purchase single-family homes and may have investment objectives that overlap and compete with ours, including in our target markets. This activity has adversely impacted our level of purchases in certain of our target markets. If our business model or a similar model proves to be successful, we can expect competition to intensify significantly. As a result, the purchase price of potential acquisition properties may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

We face significant competition in the leasing market for quality tenants, which may limit our ability to rent our single-family homes on favorable terms or at all.

We depend on rental income for substantially all of our revenues, and to succeed we must attract and retain qualified tenants. We face competition for tenants from other lessors of single-family properties, apartment buildings and condominium units, and the continuing development of single-family properties, apartment buildings and condominium units in many of our markets increases the supply of housing and exacerbates competition for tenants. Competing properties may be newer, better located and more attractive to tenants. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources than we do, which may result in competitive properties offered at lower rental rates than we might offer. Many of these competitors may successfully attract tenants with better incentives and amenities, which could adversely affect our ability to obtain quality tenants and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties.

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

As of December 31, 2018, we owned 52,783 single-family properties, including 1,945 properties classified as held for sale, and 48,206, or 94.8%, of our total properties (excluding properties held for sale) were leased. No assurance can be given that we will be able to attract and retain qualified tenants. Our operating results and ability to make distributions to the Company's shareholders and the Operating Partnership's OP unitholders, including AH4R, would be adversely affected if we are not able to lease our properties on favorable terms or at all.

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

We have in the past and may from time to time in the future acquire some of our single-family properties through the foreclosure auction process, which could subject us to significant risks that could adversely affect our operating results, cash flows and ability to make distributions on our preferred and common shares.

We have in the past and may from time to time in the future acquire some of our single-family properties through the foreclosure auction process simultaneously in a number of markets, which may involve monthly foreclosure auctions on the same day of the month in certain markets. In these instances, we are only able to visually inspect properties from the street and must purchase these properties without a contingency period and in "as is" condition with the risk that unknown defects in the property may exist. We also may encounter unexpected legal challenges and expenses in the foreclosure process. Upon acquiring a new property, we may have to evict residents who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming.

Allegations of deficiencies in foreclosure auction practices could result in claims challenging the validity of foreclosure auctions, potentially placing our claim of ownership to the properties at risk. Since we do not obtain title insurance policies in advance for properties we acquire through the foreclosure auction process, such instances or such proceedings may result in a complete loss of the property without compensation.

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

Our expanded development activities expose us to additional operational and real estate risks, which may adversely affect our financial condition and operating results.

            We are expanding our development activities, including the acquisition of land and construction of homes. We are constructing single-family homes as well as rental communities. We have been building homes since 2017 and during 2018, built a total of 180 homes. We have limited experience building homes and in constructing and renting rental communities. Rental home construction can involve substantial up-front costs to acquire land and to build a rental home or rental community before a home is available for rent and generates income. In addition to the up-front costs, building rental homes and rental communities involve potentially significant new risks to our business, such as delays or cost increases due to changes in or failure to meet regulatory requirements, including permitting and zoning regulations, failure of lease rentals on newly-constructed properties to achieve anticipated investment returns, inclement weather, adverse site selection, unforeseen site conditions or shortages of suitable land, construction materials and labor and other risks described below. We may be unable to achieve our objective of building new rental homes and rental communities that generate acceptable returns and, as a result, our growth and results of operations may be adversely impacted.

Our success in expanding our development activities depends in large part on our ability to acquire land that is suitable for residential homebuilding and meets our land investment criteria.

There is strong competition among homebuilders for land that is suitable for residential development. The future availability of finished and partially finished developed lots and undeveloped land that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available, the number of homes we could build and lease could be reduced, and the cost of land could increase, perhaps substantially, which could adversely impact our growth and results of operations.

We rely on subcontractors to construct our homes and on building supply companies to supply components for the construction of our homes.  The failure of our subcontractors to properly construct our homes or defects in the components we obtain from building supply companies could have an adverse effect on us.

We engage subcontractors to perform the actual construction of our homes and purchase components used in the construction of our homes from building supply companies.  Despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or that the components purchased from building supply companies are not performing as specified.  The occurrence of such events could require us to repair the homes in accordance with our standards and as required by law.  The cost of satisfying our legal obligations in these instances may be significant, and we may be unable to recover the cost of repair from subcontractors, suppliers and insurers.

Adverse weather conditions, natural disasters, and other conditions could disrupt construction of new rental homes, which could harm our growth and results of operations.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and fires, can have serious effects on our ability to build homes for rent.  We also may be affected by unforeseen engineering, environmental, or geological conditions or problems, including conditions or problems which arise on lands of third parties in the vicinity of our rental homes, but nevertheless negatively impact our properties.  Any of these adverse events or circumstances could cause delays in or prevent the completion of, or increase the cost of, developing one or more of our rental homes or residential communities and, as a result, could harm our growth and results of operations.

If we experience shortages or increased costs of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in constructing new rental homes, which could adversely affect our growth and operating results.

Our ability to build new rental homes may be adversely affected by circumstances beyond our control, including work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility or infrastructure and services, our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages delays in availability, or fluctuations in prices of building materials.  Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, constructing new rental homes.

We are subject to risks from natural disasters and severe weather.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in rental income in connection with such events depends on the severity of the event and the total amount of exposure in the affected area.

We have a concentration of homes in areas susceptible to hurricanes, including Florida and our Southeast markets. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations.

If occupancy levels and rental rates in our target markets do not increase sufficiently to keep pace with rising costs of operations, our rental income and distributable cash will decline.

The success of our business model depends, in part, on conditions in the single-family rental market in our target markets. Our asset acquisitions are premised on assumptions about occupancy levels and rental rates, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. A continuation of the recent strengthening of the U.S. economy and job growth, coupled with government programs designed to keep homeowners in their homes and/or other factors may contribute to an increase in homeownership rather than renting. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets and convert them to productive uses, the supply of single-family rental properties will increase and the competition for tenants may intensify. A softening of the rental market in our target areas would reduce our rental income and profitability.

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

We depend on our tenants for substantially all of our revenues. Poor tenant selection and defaults and nonrenewals by our tenants may adversely affect our reputation, financial performance and ability to make distributions on our preferred and common shares.

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

We are highly dependent on information systems and systems failures and delays could significantly disrupt our business, which may, in turn, adversely affect our financial condition and operating results.

Our operations are dependent upon our resident portal and property management platforms, including marketing, leasing, vendor communications, finance, intracompany communications, resident portal and property management platforms, which include certain automated processes that require access to telecommunications or the Internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third-party service providers and a significant portion of our business operations are conducted over the Internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the Internet or operations at our third-party service providers, including viruses or hackers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the Internet or at our third-party service providers could negatively impact our operations.

If our confidential information is compromised or corrupted, including as a result of a cybersecurity breach, our reputation and business relationships could be damaged, which could adversely affect our financial condition and operating results.

A cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, including information regarding our residents, prospective tenants, and employees.

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

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third party vendors with which we do business are vulnerable to damage from any number of sources. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachment to emails, phishing attempts or other scams, persons inside our organization or persons/vendors with access to our systems and other significant disruptions of our information technology networks and related systems. Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Even the most well-protected information systems remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected, and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures and thus it is impossible for us to entirely mitigate this risk.

We address potential breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures intended to protect the confidentiality and security of this information including, among others: (a) engaging reputable, recognized firms to help us design and maintain our information technology and data security stems; (b) conducting periodic testing and verification of information and data security systems, including performing ethical hacks of our systems to discover where any vulnerabilities may exist; and (c) providing periodic employee awareness training around phishing and other scams, malware and other cyber risks. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches. However, there can be no assurance that these measures will prevent a cyber incident or that our cyber risk insurance coverage will be sufficient in the event of a cyber-attack.

Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, the loss of our residents, disruption to our operations and the services we provide to residents or damage our reputation, any of which could adversely affect our financial condition and operating results.

Conversions of financial and property management systems involve risks that may result in business disruption.

We rely on financial and property management software systems. Following portfolio acquisitions or mergers with another single-family rental home company, we typically must convert the systems and information used for the acquired properties to our system, which may result in delays and disruption to our business operations due to data input errors, system incompatibilities and delays in obtaining and processing information. These systems we seek to integrate may have inaccurate data. In addition, we may decide in the future to implement or transition to new financial and property management software systems to facilitate our operations. While most system conversions result in temporary inefficiencies during the period of transition, in the event we experience an extended or pervasive interruption of operations, our business could be adversely affected.

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

We have co-invested, and may continue to co-invest in the future, with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. As a result, we may be subject to restrictions that prohibit us from making investments in certain markets until all of the funds in such partnership, joint venture or other entity are invested or committed, and we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity which could, among other things, impact our ability to satisfy the REIT requirements. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, our partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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

From time to time, we may be subject to government investigations or legal proceedings brought by governmental authorities. For example, we are currently responding to two SEC subpoenas (see Note 13 for more details). Government investigations and any related legal proceedings may result in significant costs and expenses, including legal fees, and divert management attention and company resources from our operations and execution of our business strategy. If any such proceedings are resolved adversely, governmental agencies could impose damages and fines, and may issue injunctions, cease and desist orders, bars on serving as a public company officer or director and other equitable remedies against us or our directors and officers. The financial costs could be in excess of our insurance coverage or not be covered by our insurance coverage. Any governmental legal proceeding, whether or not resolved adversely, could also negatively impact our reputation. Therefore, government investigations or legal proceedings could have a material adverse effect on our business, financial condition, operating results or cash flows.

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

Our revolving credit and term loan facilities, unsecured senior notes and securitizations contain financial and operating covenants that could restrict our business and investment activities. Failure to satisfy these covenants could result in a default under our revolving credit and term loan facilities and unsecured senior notes that could accelerate the maturity of our debt obligations or, with respect to our securitizations, also require that all cash flow generated from operations service only the indebtedness and the possible foreclosure of the properties securing the indebtedness, which would have a material adverse effect on our business, liquidity, results of operations and financial condition and our ability to make distributions on our preferred and common shares and the Operating Partnership's ability to make distributions on its OP units.

Our revolving credit and term loan facilities, unsecured senior notes and securitizations contain financial and operating covenants, such as debt ratios, minimum liquidity, unencumbered asset value, minimum debt service coverage ratio, and other limitations that may restrict our ability to make distributions or other payments to the Company's shareholders and the Operating Partnership's ability to make distributions on its OP units and may restrict our investment activities. Among others, our revolving credit and term loan facilities requires that we maintain financial covenants relating to the following matters: (i) total indebtedness to total asset value to not exceed 0.60 to 1.00 at any time, (ii) EBITDA for the period of four consecutive fiscal quarters most recently ended to fixed charges for such period to be no less than 1.75 to 1.00 as of the last day of such period, (iii) secured indebtedness to total asset value to not exceed 0.40 to 1.00 at any time, (iv) unsecured indebtedness to unencumbered asset value to not exceed 0.60 to 1.00 at any time and (v) unencumbered net operating income ("NOI") for the period of four consecutive fiscal quarters most recently ended to unsecured interest expense for such period, to be no less than 1.75 to 1.00 as of the last day of such period. Among others, our unsecured senior notes require that we maintain financial covenants relating to the following matters: (i) total indebtedness to total asset value to not exceed 0.60 to 1.00 at any time, (ii) secured indebtedness to total asset value to not exceed 0.40 to 1.00 at any time, (iii) unencumbered asset value to unsecured indebtedness to be no less than 1.50 at any time and (iv) consolidated income available for debt service to interest expense for the period of four consecutive fiscal quarters most recently ended to be no less than 1.50 to 1.00 as of the last day of such period.

Our securitizations require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash as the lender elects, including prepayment of principal and amounts due under the loans. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt, substantial impairments in the value of our properties or changes in general economic conditions. If we violate covenants in our revolving credit and term loan facilities, unsecured senior notes, securitizations or future agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms or at all.

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

We have and may in the future continue to utilize non-recourse long-term asset-backed securitizations, and such structures may expose us to risks not prevalent in unsecured debt financings, which could result in losses to us.

We have and may continue in the future to utilize non-recourse long-term asset-backed securitizations of pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification, in order to generate cash for funding new investments. As of December 31, 2018, the principal amount of such indebtedness was $2.0 billion. These securitizations involve conveying a pool of homes from the Company's portfolio to a special purpose vehicle that obtains a loan from a third-party lender represented by a promissory note. The promissory note is immediately transferred by the third-party lender to a subsidiary of the Company and then to a Real Estate Mortgage Investment Conduit ("REMIC") trust in exchange for classes of single-family rental pass-through certificates representing all the beneficial ownership interests in the loan and the trust. Upon receipt of the certificates, the subsidiary of the Company sells the certificates to investors. The securitization of our pools of homes in our portfolio investments can magnify our exposure to losses on those investments because any equity interest we retain in the issuing entity would be subordinate to the certificates issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the investors experience any losses. In addition, accounting rules for securitizations are complex and involve significant judgment and assumptions. These complexities and possible changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements. Moreover, we cannot be assured that we will be able to access the securitization market or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.

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

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of December 31, 2018, we had approximately $350.0 million of debt outstanding that was indexed to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of the FCA’s announcement, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

•	the attractiveness of the properties we acquire to potential tenants and competition from other properties;

•	increases in the supply of, or decreases in the demand for, similar or competing properties in our target markets;

•	increases in the cost of land for development activities and construction costs;

•	unemployment, bankruptcies, financial difficulties or lease defaults by our tenants;

•	declines in the value of residential real estate;

•	changes in interest rates, availability and terms of debt financing;

•	increases in property-level maintenance and operating costs and expenses and our ability to control rents;

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

•
shortages or rising prices of building materials and construction services, including independent contractor or outside supplier capacity constraints, and the impact of governmental tariffs, duties and/or trade restrictions imposed or increased on building materials and manufacturing defects resulting in recalls of materials;

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

                Members of the Company’s senior management, trustees and their affiliates hold significant amounts of the Company's Class A and Class B common shares and Class A units in the Operating Partnership. Each Class A common share is entitled to one vote. Each Class B common share is entitled to 50 votes and converts into Class A common shares on a one for one basis for every 49 partnership units converted. Class A units in the Operating Partnership are nonvoting. The Company's dual class structure was put in place when the Company was organized to provide voting rights to holders of units in the Operating Partnership corresponding with their equity ownership. All members of the Company’s senior management, trustees and their affiliates hold Class A common shares and Class B common shares that represent approximately 22.3% of the current voting power of the Company as of December 31,

2018. Assuming the conversion of all of the Class A units held by these individuals and the corresponding conversion of all Class B common shares into Class A common shares, they would own approximately 33.2% of the voting power of the Company based on the Company’s outstanding common shares as of December 31, 2018. The Hughes Family and affiliates own all of the Class B common shares and, together with the Class A common shares they own, hold 22.0% of the voting power of the Company and, if their Class A Units are converted, hold 31.4% of the voting power. Messrs. Singelyn, Corrigan and Goldberg collectively hold 385,788 Class A common shares and 5,853,393 Class A Units that are pledged to an affiliate of the Hughes Family. An additional 391,407 Class A common shares are pledged to a third-party lender in connection with a refinancing of a portion of the loan from the Hughes Family affiliate. The pledges to the Hughes Family affiliate were entered into in connection with their acquisition of interests in American Homes 4 Rent, LLC ("AH LLC"), the Company’s sponsor that was dissolved in August 2016. If the lenders were to foreclose on the Class A common shares and Class A units that are pledged primarily to an affiliate of the Hughes Family, it would increase the ownership percentage of the Hughes Family. Our senior management, trustees and affiliates have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of the Company's shareholders, including electing trustees, changing the Company's charter documents and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

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

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under the Code, and we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS or other subsidiary corporations that are subject to corporate-level income tax at regular corporate rates. Our TRS may have tax liability with respect to "phantom income" if it is treated as a "dealer" for U.S. federal income tax purposes which would require the TRS to mark to market its assets at the end of each taxable year. In addition, our TRS is subject to U.S. federal, state and local corporate taxes. Any of these taxes would decrease cash available for distribution to our shareholders.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could adversely affect the value of our shares if they are perceived as less attractive investments.

The maximum rate applicable to "qualified dividend income" paid by regular "C" corporations to U.S. shareholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs to those U.S. shareholders, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as "capital gains dividends." Effective for the taxable year ended December 31, 2018 through the taxable year ending December 31, 2025, those U.S. shareholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by “C” corporations. Although the reduced rates applicable to dividend income from regular "C" corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the shares of regular "C" corporations that pay dividends, which could adversely affect the value of our preferred and common shares.

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

As a partnership, the Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of the Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership's status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS was successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal, state and local taxes on its income at regular corporate rates, which would reduce significantly the amount of its cash available for distribution to its partners, including AH4R.

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

The Code provides that no more than 20% of the value of a REIT's assets may consist of shares or securities of one or more TRSs. Our TRSs earn income that otherwise would be nonqualifying income if earned by us. Our TRSs also hold certain properties the sale of which may not qualify for the safe harbor for prohibited transactions described above. The limitation on ownership of TRS stock could limit the extent to which we can conduct these activities and other activities through our TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. There can be no assurance that we will be able to comply with the TRS limitation or avoid application of the 100% excise tax.

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

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our Company’s shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a C corporation.

We may be required to report taxable income for certain investments in excess of the economic income that we ultimately realize from them.

We and our TRSs may invest in mortgages, including non-performing loans, for less than their face amount. The amount of such discount is generally treated as "market discount" for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, then we may not be able to benefit from any offsetting loss deductions.

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

Finally, we or our TRSs may recognize taxable "phantom income" as a result of modifications, pursuant to agreements with borrowers, of debt instruments that we acquire if the amendments to the outstanding debt are "significant modifications" under the applicable U.S. Treasury Regulations. In addition, our TRSs may be treated as a "dealer" for U.S. federal income tax purposes, in which case our TRSs would be required to mark to market its assets at the end of each taxable year and recognize taxable gain or loss on those assets even though there has been no actual sale of those assets.

The “fast-pay stock” rules could apply if we issue preferred shares in a reopening.

We have, and may continue to have, series of preferred shares outstanding with respect to which we have the ability to issue additional preferred shares of that series without shareholder approval (referred to as a “reopening” of the preferred shares). For example, we have the ability to reopen our Series D cumulative redeemable perpetual preferred shares of beneficial interest, our Series E cumulative redeemable perpetual preferred shares of beneficial interest, our Series F cumulative redeemable perpetual preferred shares of beneficial interest, our Series G cumulative redeemable perpetual preferred shares of beneficial interest, and our Series H cumulative redeemable perpetual preferred shares of beneficial interest. We may issue additional series of preferred shares in the future with the reopening feature.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The table below summarizes certain information with respect to our properties as of December 31, 2018:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Atlanta, GA	4,779	9.4%	$837.5	9.1%	$175,255	2,154	16.9	2015
Dallas-Fort Worth, TX	4,337	8.5%	711.5	7.7%	164,044	2,118	14.9	2014
Charlotte, NC	3,603	7.1%	683.1	7.4%	189,589	2,086	15.1	2015
Houston, TX	3,095	6.1%	503.3	5.5%	162,605	2,099	13.1	2014
Phoenix, AZ	3,072	6.0%	529.2	5.8%	172,278	1,834	15.3	2015
Indianapolis, IN	2,886	5.7%	439.7	4.8%	152,343	1,933	16.2	2013
Nashville, TN	2,675	5.3%	556.6	6.1%	208,074	2,115	14.4	2015
Jacksonville, FL	2,141	4.2%	366.4	4.0%	171,122	1,939	14.2	2014
Tampa, FL	2,141	4.2%	417.0	4.5%	194,786	1,949	14.6	2014
Raleigh, NC	2,049	4.0%	374.1	4.1%	182,569	1,874	14.1	2014
All Other (2)	20,060	39.5%	3,777.9	41.0%	188,329	1,910	15.7	2014
Total / Average	50,838	100.0%	$9,196.3	100.0%	$180,894	1,984	15.3	2014

(1) Excludes 1,945 single-family properties classified as held for sale as of December 31, 2018.
(2) Represents 26 markets in 20 states.

Property and Management

We lease office space in Agoura Hills, California for our company headquarters, own commercial real estate in Las Vegas, Nevada for our property management headquarters and lease property management office space in 21 locations in 13 states.

ITEM 3.    LEGAL PROCEEDINGS

For a description of the Company's legal proceedings, see Note 13.

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

David P. Singelyn, age 57, has served as our Chief Executive Officer and a Trustee since October 2012. Mr. Singelyn co-founded AH LLC with Mr. Hughes in June 2011 and served as the Chief Executive Officer of our former manager prior to our internalization of senior management in June 2013. From 2003 through April 2013, Mr. Singelyn was Chairman and President of Public Storage Canada, a real estate company previously listed on the Toronto Stock Exchange, where he built a management team that restructured the operations of the company, including building an operations team and installing accounting and operating computer systems. In 2010, Mr. Singelyn facilitated the restructuring of the ownership entity that was traded on the Toronto stock exchange resulting in the company "going private." In 2005, Mr. Singelyn, along with Mr. Hughes, founded American Commercial Equities ("ACE"), a private real estate company specializing in the acquisition and management of retail property. From 1989 through 2003, Mr. Singelyn served as the Treasurer for Public Storage (NYSE:PSA). Mr. Singelyn is a director of the William Lawrence and Blanche Hughes Foundation, a non-profit organization dedicated to research of pediatric cancer, and is also a member of the Dean’s Advisory Council to the College of Business and a member of the Board of Trustees of the Philanthropic Foundation at California State Polytechnic University. Mr. Singelyn earned a Bachelor of Science in Accounting and a Bachelor of Science in Computer Information Systems from California Polytechnic University-Pomona.

John "Jack" Corrigan, age 58, has served as our Chief Operating Officer and a Trustee since October 2012. Since November 2011, Mr. Corrigan was the Chief Operating Officer of our former manager prior to our internalization of senior management in June 2013. From 2006 to 2011, Mr. Corrigan was the Chief Executive Officer of A & H Property and Investments, a full-service leasing and property management company in Los Angeles County with a portfolio of residential, retail, industrial and office properties where he was responsible for acquisitions, dispositions, development, financing and management operations. Mr. Corrigan served as Chief Financial Officer of PS Business Parks Inc. (NYSE: PSB), a publicly-traded REIT specializing in office and industrial properties throughout the United States, from 1998 to 2004. Prior to his tenure at PS Business Parks, Mr. Corrigan was a partner in the accounting firm of LaRue, Corrigan & McCormick, where he was responsible for the audit and consulting practice of that firm. Mr. Corrigan started his career at Arthur Young and Company (now a part of Ernst & Young LLP) and also served as Vice President and Controller of Storage Equities, Inc. (a predecessor entity to Public Storage). Mr. Corrigan earned a Bachelor of Science in Accounting from Loyola Marymount University.

Christopher C. Lau, age 37, has served as our Chief Financial Officer since July 2018. Previously, he served as Vice President - Finance, Senior Vice President - Finance, and then Executive Vice President - Finance from 2013 to 2018. From 2010 to 2013, Mr. Lau was a Senior Manager in Deloitte’s New York Real Estate M&A Advisory practice, serving as an advisor to real estate private equity and corporate clients, providing due diligence and other M&A advisory services. Prior to his M&A Advisory role, Mr. Lau was a Senior Manager in Deloitte’s Real Estate Audit Practice, primarily serving equity REIT clients. Mr. Lau earned a B.S. in Accounting from San Diego State University and is a Certified Public Accountant (inactive) in California.

Sara H. Vogt-Lowell, age 43, has served as our Chief Legal Officer since October 2012. From 2011 until our internalization of senior management in June 2013, Ms. Vogt-Lowell held the same position with the Advisor. From March 2006 through April 2013, she served as General Counsel for Public Storage Canada and ACE. Ms. Vogt-Lowell began her legal career at the law firm of Latham & Watkins LLP in 2002 as a member of the finance department where she specialized in real estate transactions. There, she represented lenders, residential and commercial developers, landlords, tenants, buyers, sellers and owners of commercial, industrial, residential and other real estate projects, with specific experience in multi-site, multi-state property portfolios. Ms. Vogt-Lowell earned a B.A. in Political Science from the University of California, Los Angeles and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law). Ms. Vogt-Lowell is a member of the California State Bar.

David Goldberg, age 69, has served as our Executive Vice President since October 2012. Mr. Goldberg held the same position with American Homes 4 Rent, LLC (the "Advisor") from 2011 until our internalization of senior management in June 2013. Since 2006, Mr. Goldberg has been a co-manager of ACE. From 1991 until 2005, Mr. Goldberg held various legal positions with Public Storage, including Senior Vice President and General Counsel. In such capacity, Mr. Goldberg was responsible for all Public Storage securities, real estate and property management activities and was involved in capital raising, real estate acquisition, corporate reorganization and property management transactions. From 1974 until 1991, Mr. Goldberg was an associate and a partner in the law firm of Agnew, Miller & Carlson and a partner with the law firm of Sachs & Phelps and with the law firm of Hufstedler, Miller, Carlson & Beardsley. Mr. Goldberg earned an A.B. in History and Social Studies from Boston University and a Juris Doctorate from the University of California, Berkeley (Boalt School of Law) and is a member of the California State Bar.

Stephanie G. Heim, age 64, has served as our Executive Vice President - Counsel and Assistant Secretary since February 2017. Ms. Heim was Senior Vice President from 2013 - 2017. She joined the Company in September 2013 after consulting with the Company as it prepared for its initial public offering in August 2013. From 2005 to 2013, Ms. Heim was Vice President - Corporate Counsel and Secretary of Public Storage and Vice President - Counsel at PS Business Parks, Inc. with responsibility for corporate, transactional, corporate governance and securities legal matters. Ms. Heim began her career at the law firm of Willkie Farr & Gallagher in New York City. She earned a B.A. from Mount Holyoke College and a J.D. from the University of Michigan Law School. She is a member of the Bar in California, New York and the District of Columbia.

Bryan Smith, age 45, has served as our Executive Vice President and President of Property Management since February 2015. Previously, he served as Senior Vice President and Director of Property Management from 2012 to 2015 and was the Senior Vice President of Acquisitions for our former manager from 2011 to 2012. From 2009 to 2011, Mr. Smith was a Partner at the Tax Review Group, a real estate consulting firm, and from 2006 to 2009, he was a Partner and Chief Financial Officer at the Watermark Group, a residential and commercial real estate development firm. Mr. Smith began his career at Deloitte & Touche LLP. Mr. Smith earned a B.A. in Business Economics from the University of California, Los Angeles, an M.B.A. from the UCLA Anderson School of Management and is a Certified Public Accountant (inactive) in California.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common shares have traded on the NYSE under the symbol "AMH" since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. Our Class B common shares are not publicly traded. On February 20, 2019, the last reported sales price per share of our Class A common shares was $22.69. The Operating Partnership's Class A units are not publicly traded. The following table sets forth the quarterly distributions declared on our Class A and Class B common shares and on the Operating Partnership's Class A units during the years ended December 31, 2018 and 2017:

2018	Per Share/Unit Distribution	2017	Per Share/Unit Distribution
First quarter	$0.05	First quarter	$0.05
Second quarter	$0.05	Second quarter	$0.05
Third quarter	$0.05	Third quarter	$0.05
Fourth quarter	$0.05	Fourth quarter	$0.05

Shareholders / Unitholders

American Homes 4 Rent

As of the close of business on February 20, 2019, there were approximately 33 holders of record of the Company's Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees) and one shareholder of record of the Company's Class B common shares.

American Homes 4 Rent, L.P.

As of the close of business on February 20, 2019, there were approximately 12 holders of record of the Operating Partnership's Class A units (including AH4R's general partnership interest).

Distributions

The Company's board of trustees declared total distributions of $0.20 per Class A and Class B common share during each of the years ended December 31, 2018 and 2017. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of the Company's board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code; utilization of AH4R's net operating loss ("NOL") carryforwards; and such other factors as the Company's board of trustees deems relevant. To maintain our qualification as a REIT, AH4R must make annual distributions to our shareholders of at least 90% of our REIT taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. AH4R intends to pay quarterly distributions to our shareholders, and the Operating Partnership intends to pay quarterly distributions to the Operating Partnership's unitholders, including AH4R, which distributions, in the aggregate, approximately equal or exceed AH4R's net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have first paid all cumulative distributions on our Series D, Series E, Series F, Series G and Series H perpetual preferred shares. The distribution preference of our Series D, Series E, Series F, Series G and Series H perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares.

The following table displays the income tax treatment of distributions on our Class A and Class B common shares, Series A, Series B and Series C participating preferred shares, and Series D, Series E, Series F, Series G and Series H perpetual preferred shares for the years ended December 31, 2018 and 2017:

	2018				2017
	Ordinary income (1)	Return of capital	Capital gains (2)	Total	Ordinary income (3)	Return of capital	Capital gains	Total
Common Shares	97.4%	—%	2.6%	100.0%	37.4%	62.6%	—%	100.0%
Participating Preferred Shares:
Series A	—%	—%	—%	—%	100.0%	—%	—%	100.0%
Series B	—%	—%	—%	—%	100.0%	—%	—%	100.0%
Series C	97.4%	—%	2.6%	100.0%	100.0%	—%	—%	100.0%
Perpetual Preferred Shares:
Series D	97.4%	—%	2.6%	100.0%	100.0%	—%	—%	100.0%
Series E	97.4%	—%	2.6%	100.0%	100.0%	—%	—%	100.0%
Series F	97.4%	—%	2.6%	100.0%	100.0%	—%	—%	100.0%
Series G	97.4%	—%	2.6%	100.0%	100.0%	—%	—%	100.0%
Series H	97.4%	—%	2.6%	100.0%	—%	—%	—%	—%

(1)	100.0% of the ordinary income dividends for the year ended December 31, 2018, is IRS Section 199A qualified REIT dividend income.

(2)	Represents our designation to shareholders of the capital gain dividend amounts for the year ended December 31, 2018, pursuant to IRS Section 857(b)(3)(B).

(3)	1.1% of the ordinary income dividends for the year ended December 31, 2017, is "qualified dividend income."

Stock Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be incorporated by reference into any filing by us under the Securities Act except as expressly set forth in such filing.

The following graph compares the cumulative total return on our Class A common shares from August 1, 2013 (the date that our Class A common shares commenced trading on the NYSE) to the NYSE closing price per share on December 31, 2018, with the cumulative total returns on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on August 1, 2013, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among American Homes 4 Rent, the S&P 500 Index and the MSCI US REIT Index
The following table provides the same information in tabular form:

Index	8/1/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
American Homes 4 Rent	$100.00	$104.17	$110.78	$109.72	$139.66	$146.71	$134.63
S&P 500	$100.00	$109.30	$124.26	$125.98	$141.04	$171.83	$164.30
MSCI U.S. REIT	$100.00	$95.96	$125.11	$128.26	$139.29	$146.36	$139.67

Issuer Purchases of Equity Securities

On February 22, 2018, the Company's board of trustees replaced our existing share repurchase program with a new program which authorizes the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended December 31, 2018, the Company did not repurchase any of our common or preferred shares. As of December 31, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

ITEM 6.    SELECTED FINANCIAL DATA

American Homes 4 Rent

The following table presents selected historical consolidated financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The selected financial data below has been derived from the Company's consolidated financial statements, as adjusted for the impact of subsequent accounting changes requiring retrospective application, if any, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. The Company's selected financial data may not be indicative of future results.

	For the Years Ended December 31,
(Amounts in thousands, except share and per share data)	2018	2017	2016	2015	2014
Operating Data
Revenues:
Rents from single-family properties	$908,936	$824,023	$757,603	$559,719	$376,385
Fees from single-family properties	10,946	10,727	10,234	7,646	5,968
Tenant charge-backs	146,793	120,081	95,254	56,546	14,931
Other	6,180	5,568	15,798	6,665	1,590
Total revenues	1,072,855	960,399	878,889	630,576	398,874

Expenses:
Property operating expenses	412,905	355,074	317,310	232,976	140,640
Property management expenses	74,573	69,712	70,724	60,343	45,144
General and administrative expense	36,575	34,732	33,068	26,867	23,563
Interest expense	122,900	112,620	130,847	89,413	19,881
Acquisition fees and costs expensed	5,225	4,623	11,443	19,577	22,386
Depreciation and amortization	318,685	297,290	298,677	242,848	165,516
Hurricane-related charges, net	—	7,963	—	—	—
Other	7,265	5,005	11,978	3,770	3,559
Total expenses	978,128	887,019	874,047	675,794	420,689

Gain on sale of single-family properties and other, net	17,946	6,826	14,569	—	—
Loss on early extinguishment of debt	(1,447)	(6,555)	(13,408)	—	—
Gain on conversion of Series E units	—	—	11,463	—	—
Remeasurement of Series E units	—	—	—	2,100	(5,119)
Remeasurement of participating preferred shares	1,212	2,841	(7,020)	(4,830)	(6,158)
Net income (loss)	112,438	76,492	10,446	(47,948)	(33,092)

Noncontrolling interest	4,165	(4,507)	3,751	14,353	14,965
Dividends on preferred shares	52,586	60,718	40,237	22,276	18,928
Redemption of participating preferred shares	32,215	42,416	—	—	—

Net income (loss) attributable to common shareholders	$23,472	$(22,135)	$(33,542)	$(84,577)	$(66,985)

Weighted-average common shares outstanding:
Basic	293,640,500	264,254,718	234,010,168	210,600,111	196,348,757
Diluted	294,268,330	264,254,718	234,010,168	210,600,111	196,348,757

Net income (loss) attributable to common shareholders per share:
Basic	$0.08	$(0.08)	$(0.14)	$(0.40)	$(0.34)
Diluted	$0.08	$(0.08)	$(0.14)	$(0.40)	$(0.34)

	As of December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data
Single-family properties in operation, net	$8,020,597	$8,029,177	$7,967,387	$6,289,938	$5,710,671
Total assets	$9,001,481	$8,608,768	$8,107,210	$6,751,219	$6,188,815
Revolving credit facilities and term loan facility, net	$349,232	$338,023	$321,735	$—	$207,000
Asset-backed securitizations, net	$1,961,511	$1,977,308	$2,442,863	$2,473,643	$1,480,854
Unsecured senior notes, net	$492,800	$—	$—	$—	$—
Exchangeable senior notes, net	$—	$111,697	$108,148	$—	$—
Secured note payable	$—	$48,859	$49,828	$50,752	$51,644
Total liabilities	$3,027,739	$2,732,944	$3,169,590	$2,815,986	$2,019,221
Total shareholders' equity	$5,251,965	$5,149,629	$4,192,936	$3,259,345	$3,450,101
Noncontrolling interest	$721,777	$726,195	$744,684	$675,888	$719,493
Total equity	$5,973,742	$5,875,824	$4,937,620	$3,935,233	$4,169,594

	For the Years Ended December 31,
(Amounts in thousands, except per share data)	2018	2017	2016	2015	2014
Other Data
Cash flows provided by (used for):
Operating activities	$410,882	$385,961	$278,867	$212,307	$175,504
Investing activities	$(674,408)	$(837,479)	$(522,398)	$(861,800)	$(1,864,951)
Financing activities	$255,917	$384,100	$324,804	$632,476	$1,700,013
Distributions declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Distributions declared per Series A participating preferred share	$—	$0.94	$1.25	$1.25	$1.25
Distributions declared per Series B participating preferred share	$—	$0.94	$1.25	$1.25	$1.29
Distributions declared per Series C participating preferred share	$—	$1.38	$1.38	$1.38	$0.91
Distributions declared per Series D perpetual preferred share	$1.63	$1.63	$0.98	$—	$—
Distributions declared per Series E perpetual preferred share	$1.59	$1.59	$0.80	$—	$—
Distributions declared per Series F perpetual preferred share	$1.47	$1.01	$—	$—	$—
Distributions declared per Series G perpetual preferred share	$1.47	$0.67	$—	$—	$—
Distributions declared per Series H perpetual preferred share	$0.44	$—	$—	$—	$—

American Homes 4 Rent, L.P.

The following table presents selected historical consolidated financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The selected financial data below has been derived from the Operating Partnership's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Operating Partnership's consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. The Operating Partnership's selected financial data may not be indicative of future results.

	For the Years Ended December 31,
(Amounts in thousands, except unit and per unit data)	2018	2017	2016	2015	2014
Operating Data
Revenues:
Rents from single-family properties	$908,936	$824,023	$757,603	$559,719	$376,385
Fees from single-family properties	10,946	10,727	10,234	7,646	5,968
Tenant charge-backs	146,793	120,081	95,254	56,546	14,931
Other	6,180	5,568	15,798	6,665	1,590
Total revenues	1,072,855	960,399	878,889	630,576	398,874

Expenses:
Property operating expenses	412,905	355,074	317,310	232,976	140,640
Property management expenses	74,573	69,712	70,724	60,343	45,144
General and administrative expense	36,575	34,732	33,068	26,867	23,563
Interest expense	122,900	112,620	130,847	89,413	19,881
Acquisition fees and costs expensed	5,225	4,623	11,443	19,577	22,386
Depreciation and amortization	318,685	297,290	298,677	242,848	165,516
Hurricane-related charges, net	—	7,963	—	—	—
Other	7,265	5,005	11,978	3,770	3,559
Total expenses	978,128	887,019	874,047	675,794	420,689

Gain on sale of single-family properties and other, net	17,946	6,826	14,569	—	—
Loss on early extinguishment of debt	(1,447)	(6,555)	(13,408)	—	—
Gain on conversion of Series E units	—	—	11,463	—	—
Remeasurement of Series E units	—	—	—	2,100	(5,119)
Remeasurement of participating preferred units	1,212	2,841	(7,020)	(4,830)	(6,158)
Net income (loss)	112,438	76,492	10,446	(47,948)	(33,092)

Noncontrolling interest	(259)	141	(562)	(157)	(263)
Preferred distributions	52,586	60,718	40,237	22,276	18,928
Redemption of participating preferred units	32,215	42,416	—	—	—
Income allocated to Series C and D limited partners	—	—	10,730	20,212	19,855

Net income (loss) attributable to common unitholders	$27,896	$(26,783)	$(39,959)	$(90,279)	$(71,612)

Weighted-average common units outstanding:
Basic	348,990,561	319,753,206	277,912,532	225,040,781	210,171,851
Diluted	349,618,391	319,753,206	277,912,532	225,040,781	210,171,851

Net income (loss) attributable to common unitholders per unit:
Basic	$0.08	$(0.08)	$(0.14)	$(0.40)	$(0.34)
Diluted	0.08	(0.08)	(0.14)	(0.40)	(0.34)

	As of December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data
Single-family properties in operation, net	$8,020,597	$8,029,177	$7,967,387	$6,289,938	$5,710,671
Total assets	$9,001,481	$8,608,768	$8,107,210	$6,747,126	$6,188,815
Revolving credit facilities and term loan facility, net	$349,232	$338,023	$321,735	$—	$207,000
Asset-backed securitizations, net	$1,961,511	$1,977,308	$2,442,863	$2,473,643	$1,480,854
Unsecured senior notes, net	$492,800	$—	$—	$—	$—
Exchangeable senior notes, net	$—	$111,697	$108,148	$—	$—
Secured note payable	$—	$48,859	$49,828	$50,752	$51,644
Total liabilities	$3,027,739	$2,732,944	$3,169,590	$2,811,893	$2,019,221
Total partners' capital	$5,973,742	$5,877,173	$4,939,110	$3,935,931	$4,133,858
Noncontrolling interest	$—	$(1,349)	$(1,490)	$(698)	$35,736
Total capital	$5,973,742	$5,875,824	$4,937,620	$3,935,233	$4,169,594

	For the Years Ended December 31,
(Amounts in thousands, except per unit data)	2018	2017	2016	2015	2014
Other Data
Cash flows provided by (used for):
Operating activities	$410,882	$385,961	$278,867	$212,307	$149,838
Investing activities	$(674,408)	$(837,479)	$(522,398)	$(861,800)	$(1,864,951)
Financing activities	$255,917	$384,100	$324,804	$632,476	$1,725,679
Distributions declared per common unit	$0.20	$0.20	$0.20	$0.20	$0.20
Distributions declared per Series A participating preferred unit	$—	$0.94	$1.25	$1.25	$1.25
Distributions declared per Series B participating preferred unit	$—	$0.94	$1.25	$1.25	$1.29
Distributions declared per Series C participating preferred unit	$—	$1.38	$1.38	$1.38	$0.91
Distributions declared per Series D perpetual preferred unit	$1.63	$1.63	$0.98	$—	$—
Distributions declared per Series E perpetual preferred unit	$1.59	$1.59	$0.80	$—	$—
Distributions declared per Series F perpetual preferred unit	$1.47	$1.01	$—	$—	$—
Distributions declared per Series G perpetual preferred unit	$1.47	$0.67	$—	$—	$—
Distributions declared per Series H perpetual preferred unit	$0.44	$—	$—	$—	$—
Distributions declared per Series C convertible unit	$—	$—	$0.07	$0.60	$0.60
Distributions declared per Series D convertible unit	$—	$—	$0.11	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a Maryland REIT focused on acquiring, renovating, leasing and operating single-family homes as rental properties. The Operating Partnership is the entity through which we conduct substantially all of our business and own, directly or through subsidiaries, substantially all of our assets. We commenced operations in November 2012.

As of December 31, 2018, we owned 52,783 single-family properties in selected sub-markets of MSAs in 22 states, including 1,945 properties held for sale, compared to 51,239 single-family properties in 22 states, including 310 properties held for sale, as of December 31, 2017. As of December 31, 2018, 48,206, or 94.8%, of our total properties (excluding properties held for sale) were leased, compared to 46,996, or 92.3%, of our total properties (excluding properties held for sale) as of December 31, 2017. Our portfolio of single-family properties is internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of December 31, 2018:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Atlanta, GA	4,779	9.4%	$837.5	9.1%	$175,255	2,154	16.9	2015
Dallas-Fort Worth, TX	4,337	8.5%	711.5	7.7%	164,044	2,118	14.9	2014
Charlotte, NC	3,603	7.1%	683.1	7.4%	189,589	2,086	15.1	2015
Houston, TX	3,095	6.1%	503.3	5.5%	162,605	2,099	13.1	2014
Phoenix, AZ	3,072	6.0%	529.2	5.8%	172,278	1,834	15.3	2015
Indianapolis, IN	2,886	5.7%	439.7	4.8%	152,343	1,933	16.2	2013
Nashville, TN	2,675	5.3%	556.6	6.1%	208,074	2,115	14.4	2015
Jacksonville, FL	2,141	4.2%	366.4	4.0%	171,122	1,939	14.2	2014
Tampa, FL	2,141	4.2%	417.0	4.5%	194,786	1,949	14.6	2014
Raleigh, NC	2,049	4.0%	374.1	4.1%	182,569	1,874	14.1	2014
All Other (2)	20,060	39.5%	3,777.9	41.0%	188,329	1,910	15.7	2014
Total / Average	50,838	100.0%	$9,196.3	100.0%	$180,894	1,984	15.3	2014

(1)	Excludes 1,945 held for sale properties as of December 31, 2018.

(2)	Represents 26 markets in 20 states.

The following table summarizes certain key leasing metrics as of December 31, 2018:

	Total Single-family Properties (1)
Market	Not Rent Ready (2)	Leased Percentage (3)	Avg. Occupied Days Percentage (4)	Avg. Monthly Realized Rent per property (5)	Avg. Original Lease Term (months) (3)	Avg. Remaining Lease Term (months) (3)	Avg. Blended Change in Rent (6)
Atlanta, GA	40	95.3%	94.0%	$1,525	12.0	5.6	5.4%
Dallas-Fort Worth, TX	—	95.2%	94.0%	1,700	11.5	6.0	4.0%
Charlotte, NC	8	95.1%	92.8%	1,545	12.4	5.9	2.9%
Houston, TX	—	93.9%	91.1%	1,599	11.9	6.1	2.7%
Phoenix, AZ	49	95.0%	94.7%	1,322	11.7	5.9	7.2%
Indianapolis, IN	—	95.2%	94.2%	1,371	11.3	5.6	3.7%
Nashville, TN	18	93.7%	93.6%	1,687	12.3	7.0	2.9%
Jacksonville, FL	24	95.6%	94.4%	1,513	12.4	5.5	4.5%
Tampa, FL	18	93.9%	93.8%	1,678	11.7	5.9	3.4%
Raleigh, NC	—	96.3%	93.5%	1,489	11.7	5.7	3.2%
All Other (7)	151	94.7%	93.9%	1,598	11.8	5.8	4.1%
Total / Average	308	94.8%	93.7%	$1,567	11.8	5.9	4.1%

(1)	Leasing information excludes 1,945 held for sale properties as of December 31, 2018.

(2)	Includes properties under initial renovation and excludes vacant properties available for lease or in the turn process.

(3)	Leased percentage, average original lease term and average remaining lease term are reflected as of period end.

(4)	For the year ended December 31, 2018, represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.

(5)
For the year ended December 31, 2018, Average Monthly Realized Rent is calculated as rents from single-family properties divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the year, this is adjusted to reflect the number of days of ownership.

(6)
Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the year ended December 31, 2018, compared to the annual rent of the previously expired non-month-to-month lease for each property.

(7)	Represents 26 markets in 20 states.

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

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Additionally, opportunities from new construction acquisition channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of acquisition activity has fluctuated based on the number of suitable investments and the level of capital available to invest. During the year ended December 31, 2018, our total portfolio increased by 1,544 homes, including 1,483 homes acquired through broker acquisitions, 91 homes acquired through trustee acquisitions and 663 homes acquired through new construction acquisitions, of which 121 were developed through our internal construction program, offset by 693 homes sold, rescinded or contributed to an unconsolidated joint venture. During the fourth quarter of 2018, our total portfolio increased by 319 homes, including 479 homes acquired through broker acquisitions and 220 homes acquired through new construction acquisitions, of which 34 were developed through our internal construction program, offset by 380 homes sold or rescinded. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy.

The Company’s disposition program is comprised of properties classified as held for sale and properties identified for future sale. During 2018, we expanded our disposition program, which identified approximately 1,500 properties to be disposed from six of our smaller markets that we are fully exiting based on market analysis. Our remaining properties to be disposed were identified based on sub-market analysis, as well as individual property-level operational review. As of December 31, 2018 and 2017, our disposition program was comprised of 1,945 and 310 properties, respectively, all of which were classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

Property Operations

The acquisition of properties involves expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs between $10,000 and $25,000 to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in initially accessing our homes to prepare them for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel, whether the property is located in a judicial or non-judicial foreclosure state, if applicable, and whether or not the home is occupied at the time of acquisition. This process of finalizing the acquisition and gaining initial access to the home can range from immediate access to multiple months and, on average, takes approximately 10 to 30 days. Additionally, after gaining access to the home, the time to renovate a property can vary significantly among properties and is most impacted by the age and condition of the property. On average, it takes approximately 50 to 70 days to complete the renovation process after gaining initial access to the home. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 40 days to lease a property after completing the renovation process. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as "turnover," is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 50 to 60 days to complete the turnover process.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.6% for the year ended December 31, 2018, and we experienced turnover rates of 37.7% and 39.4% for the years ended December 31, 2018 and 2017, respectively.

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

Property Management Expenses

As we internally manage our portfolio of single-family properties through our proprietary property management platform, we incur costs such as salary expenses for property management personnel, marketing expenses, lease expenses and operating costs for property management offices and technology expenses for maintaining our property management platform. As part of developing our property management platform, we have made significant investments in our infrastructure, systems and technology. We believe that these investments will enable our property management platform to become more efficient over time, especially as our portfolio grows in size. Also included in property management expenses is noncash share-based compensation expense related to centralized and field property management employees.

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

Results of Operations

Net income totaled $112.4 million for the year ended December 31, 2018, compared to net income of $76.5 million for the year ended December 31, 2017. This improvement was primarily attributable to higher revenues resulting from a larger number of leased properties and higher rental rates as well as an increase in gain on sale of single-family properties and other, net, partially offset by higher property operating expenses and higher depreciation and amortization expenses. Net income totaled $76.5 million for the year ended December 31, 2017, compared to net income of $10.4 million for the year ended December 31, 2016. This improvement was primarily attributable to higher revenues and lower interest expense, partially offset by higher property operating expenses.

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

Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of shares or units, (3) gain or loss on early extinguishment of debt, (4) hurricane-related charges, net, (5) gain or loss on sales of single-family properties and other, (6) depreciation and amortization, (7) acquisition fees and costs expensed incurred with business combinations and the acquisition of properties, (8) noncash share-based compensation expense, (9) interest expense, (10) general and administrative expense, (11) other expenses and (12) other revenues. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs. We further adjust Core NOI for our Same-Home portfolio by subtracting recurring capital expenditures to calculate Same-Home Core NOI After Capital Expenditures, which we believe provides useful information to investors because it more fully reflects our operating performance after the impact of all property-level expenditures, regardless of whether they are capitalized or expensed.

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

Comparison of the Year Ended December 31, 2018, to the Year Ended December 31, 2017

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$681,519		$227,417		$908,936
Fees from single-family properties	7,834		3,112		10,946
Bad debt expense	(6,258)		(2,474)		(8,732)
Core revenues	683,095		228,055		911,150

Property tax expense	118,675	17.4%	41,974	18.4%	160,649	17.6%
HOA fees, net (2)	14,607	2.1%	5,466	2.4%	20,073	2.2%
R&M and turnover costs, net (2) (3)	53,507	7.8%	19,891	8.7%	73,398	8.1%
Insurance	6,109	0.9%	2,259	1.0%	8,368	0.9%
Property management expenses, net (4)	50,311	7.4%	17,796	7.8%	68,107	7.5%
Core property operating expenses	243,209	35.6%	87,386	38.3%	330,595	36.3%

Core NOI	$439,886	64.4%	$140,669	61.7%	$580,555	63.7%

	For the Year Ended December 31, 2017
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$655,034		$168,989		$824,023
Fees from single-family properties	8,106		2,621		10,727
Bad debt expense	(5,615)		(1,713)		(7,328)
Core revenues	657,525		169,897		827,422

Property tax expense	114,587	17.4%	33,067	19.5%	147,654	17.8%
HOA fees, net (2)	12,831	2.0%	3,825	2.3%	16,656	2.0%
R&M and turnover costs, net (2)	46,828	7.2%	13,765	8.0%	60,593	7.3%
Insurance	6,184	0.9%	1,732	1.0%	7,916	1.0%
Property management expenses, net (4)	49,375	7.5%	13,534	8.0%	62,909	7.6%
Core property operating expenses	229,805	35.0%	65,923	38.8%	295,728	35.7%

Core NOI	$427,720	65.0%	$103,974	61.2%	$531,694	64.3%

(1)	Includes 38,054 properties that have been stabilized longer than 90 days prior to January 1, 2017.

(2)	Presented net of tenant charge-backs.

(3)	Includes $1.0 million of repair costs related to Hurricanes Florence and Michael in 2018, of which $0.5 million relates to our Same-Home properties.

(4)	Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the years ended December 31, 2018 and 2017 (amounts in thousands):

	For the Years Ended December 31,
	2018	2017
Core revenues
Total revenues	$1,072,855	$960,399
Tenant charge-backs	(146,793)	(120,081)
Bad debt expense	(8,732)	(7,328)
Other revenues	(6,180)	(5,568)
Core revenues	$911,150	$827,422

Core property operating expenses
Property operating expenses	$412,905	$355,074
Property management expenses	74,573	69,712
Noncash share-based compensation - property management	(1,358)	(1,649)
Expenses reimbursed by tenant charge-backs	(146,793)	(120,081)
Bad debt expense	(8,732)	(7,328)
Core property operating expenses	$330,595	$295,728

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income	$112,438	$76,492
Remeasurement of participating preferred shares	(1,212)	(2,841)
Loss on early extinguishment of debt	1,447	6,555
Hurricane-related charges, net	—	7,963
Gain on sale of single-family properties and other, net	(17,946)	(6,826)
Depreciation and amortization	318,685	297,290
Acquisition fees and costs expensed	5,225	4,623
Noncash share-based compensation - property management	1,358	1,649
Interest expense	122,900	112,620
General and administrative expense	36,575	34,732
Other expenses	7,265	5,005
Other revenues	(6,180)	(5,568)
Core NOI	580,555	531,694
Less: Non-Same-Home Core NOI	140,669	103,974
Same-Home Core NOI	439,886	427,720
Less: Same-Home recurring capital expenditures	27,506	26,052
Same-Home Core NOI After Capital Expenditures	$412,380	$401,668

Total Revenues
Total revenues increased 11.7% to $1.1 billion for the year ended December 31, 2018, from $960.4 million for the year ended December 31, 2017. Revenue growth was primarily driven by continued strong leasing activity, as our average leased portfolio grew to 47,735 homes for the year ended December 31, 2018, compared to 45,839 homes for the year ended December 31, 2017, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 16.3% to $412.9 million for the year ended December 31, 2018, from $355.1 million for the year ended December 31, 2017. This increase was primarily attributable to growth in the number of homes in our portfolio, higher property tax expense associated with annual rate increases and re-assessments and temporarily elevated turnover costs incurred from the beginning of the year through April 2018 as part of the Company's strategic initiative to strengthen occupancy.

Property Management Expenses

For the year ended December 31, 2018 and 2017, property management expenses were $74.6 million and $69.7 million, respectively, which included $1.4 million and $1.6 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. While property management expenses increased $4.9 million as a result of our growing portfolio, property management expenses as a percentage of total revenues, net of other revenues, decreased to 7.0% for the year ended December 31, 2018, from 7.3% for the year ended December 31, 2017, which was primarily attributable to greater efficiencies within our property management function.

Core Revenues from Same-Home Properties
Core revenues from Same-Home properties for the year ended December 31, 2018, increased $25.6 million, or 3.9%, to $683.1 million from $657.5 million for the year ended December 31, 2017. This rise was primarily attributable to higher Average Monthly Realized Rent, which increased to $1,571 per month for the year ended December 31, 2018, compared to $1,516 per month for the year ended December 31, 2017, and higher Average Occupied Days Percentage, which increased to 95.0% for the year ended December 31, 2018 from 94.6% for the year ended December 31, 2017.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the year ended December 31, 2018, increased $13.4 million, or 5.8%, to $243.2 million from $229.8 million for the year ended December 31, 2017. This increase was primarily attributable to higher property tax expense associated with annual rate increases and re-assessments and temporarily elevated turnover costs incurred from the beginning of the year through April 2018 as part of the Company's strategic initiative to strengthen occupancy.

General and Administrative Expense

For the years ended December 31, 2018 and 2017, general and administrative expense, which primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions, was $36.6 million and $34.7 million, respectively, which included $2.1 million and $2.6 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily attributable to higher legal and personnel costs, partially offset by nonrecurring rating agency fees incurred during 2017 associated with the Company receiving inaugural investment grade corporate ratings.

Interest Expense

Interest expense was $122.9 million and $112.6 million for the years ended December 31, 2018 and 2017, respectively. This increase was primarily related to the unsecured senior notes issued in February 2018 and additional borrowings on our revolving credit facility during 2018, partially offset by the payoff of the AH4R 2014-SFR1 asset-backed securitization in April 2017, payoff of the secured note payable in May 2018, higher capitalized interest, the $100.0 million paydown on the term loan facility in June 2018 and the payoff of the exchangeable senior notes in November 2018.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the year ended December 31, 2018, acquisition fees and costs expensed totaled $5.2 million, including $4.8 million of costs associated with purchases of single-family properties and $0.4 million of other acquisition fees and costs expensed. For the year ended December 31, 2017, acquisition fees and costs expensed totaled $4.6 million, including $4.3 million of costs associated with purchases of single-family properties and $0.3 million of other acquisition fees and costs expensed.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $318.7 million and $297.3 million for the years ended December 31, 2018 and 2017, respectively. This increase was primarily attributable to growth in our average number of depreciable properties.

Other Expenses

Other expenses totaled $7.3 million for the year ended December 31, 2018, which included $5.9 million related to impairments on properties held for sale, $1.0 million of expenses related to a joint venture and $0.4 million of other expenses. Other expenses totaled $5.0 million for the year ended December 31, 2017, which included $4.7 million related to impairments on properties held for sale and $1.0 million of expenses related to a joint venture, partially offset by a $0.7 million net recovery of previously accrued expenses.

Hurricane-Related Charges, net

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 125 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2017, the Company recognized an $11.0 million impairment charge to write down the net book values of the impacted properties, of which we believe it is probable that we will recover an estimated $8.9 million through insurance claims, and accrued $5.9 million of additional repair, remediation and other costs. The $8.0 million of net charges were included in hurricane-related charges, net within the consolidated statement of operations for the year ended December 31, 2017, of which $3.6 million related to homes in the 2017 Same-Home portfolio. The previously reported Same-Home portfolio was revised in the third quarter of 2017 to exclude approximately 100 homes that sustained major damages. During the year ended December 31, 2018, we collected $4.5 million in proceeds from hurricane-related insurance claims.

Comparison of the Year Ended December 31, 2017, to the Year Ended December 31, 2016

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, Former ARPI properties, which were acquired as part of the ARPI merger on February 29, 2016, and total properties for the years ended December 31, 2017 and 2016 (in thousands):

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

(4)
Former ARPI properties includes the operating activity of properties acquired through the ARPI Merger from the acquisition date of February 29, 2016, through December 31, 2016, and is presented separately for comparability.

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

Total Revenues
Total revenues increased 9.3% to $960.4 million for the year ended December 31, 2017, from $878.9 million for the year ended December 31, 2016. Revenue growth was primarily driven by continued strong acquisition and leasing activity, as our average leased portfolio grew to 45,839 homes for the year ended December 31, 2017, compared to 43,026 homes for the year ended December 31, 2016.

Property Operating Expenses

Property operating expenses increased 11.9% to $355.1 million for the year ended December 31, 2017, from $317.3 million for the year ended December 31, 2016. This increase was primarily attributable to higher property tax expense associated with annual rate increases and re-assessments and higher maintenance and turnover costs.

Property Management Expenses

For the year ended December 31, 2017 and 2016, property management expenses were $69.7 million and $70.7 million, respectively, which included $1.6 million and $1.5 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. Property management expenses decreased $1.0 million and as a percentage of total revenues, net of other revenues, decreased to 7.3% for the year ended December 31, 2017, from 8.2% for the year ended December 31, 2016, which was primarily attributable to greater efficiencies within our property management function.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the year ended December 31, 2017, increased $18.2 million, or 3.0%, to $634.4 million from $616.2 million for the year ended December 31, 2016. This rise was primarily attributable to higher Average Monthly Realized Rent, which increased to $1,521 per month for the year ended December 31, 2017, compared to $1,475 per month for the year ended December 31, 2016.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the year ended December 31, 2017, decreased $1.8 million, or 0.8%, to $225.1 million from $226.9 million for the year ended December 31, 2016. Same-Home core property operating expenses as a percentage of total Same-Home core revenues decreased to 35.5% for the year ended December 31, 2017, from 36.8% for the year ended December 31, 2016. This improvement was primarily attributable to lower property management expenses, net of tenant charge-backs, as well as to higher core revenues from Same-Home properties.

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

Hurricane-Related Charges, net

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 125 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2017, the Company recognized an $11.0 million impairment charge to write down the net book values of the impacted properties, of which we believe it is probable that we will recover an estimated $8.9 million through insurance claims, and accrued $5.9 million of additional repair, remediation and other costs. The $8.0 million of net charges were included in hurricane-related charges, net within the consolidated statement of operations for the year ended December 31, 2017, of which $3.6 million related to homes in the 2017 Same-Home portfolio. The previously reported Same-Home portfolio was revised in the third quarter of 2017 to exclude approximately 100 homes that sustained major damages.

Liquidity and Capital Resources

Our liquidity and capital resources as of December 31, 2018, included cash and cash equivalents of $30.3 million. Additionally, as of December 31, 2018, we had $250.0 million of outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million.

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

Cash Flows

The following table summarizes the Company's and the Operating Partnership's cash flows for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$410,882	$385,961	$278,867
Net cash used for investing activities	(674,408)	(837,479)	(522,398)
Net cash provided by financing activities	255,917	384,100	324,804
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,609)	$(67,418)	$81,273

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses.

During 2018, net cash provided by operating activities was $410.9 million, which included cash from operations of $441.4 million and $30.5 million from other changes in operating assets and liabilities. Net cash used for investing activities was $674.4 million, which primarily consisted of cash outflows of $487.8 million related to the acquisition of properties, $215.8 million related to cash paid for development activity, which primarily consisted of land held for development, land development and homebuilding construction in progress, $52.4 million of initial renovation costs to prepare our properties for rental and $54.5 million of recurring and other capital expenditures for single-family properties, partially offset by cash inflows of $106.2 million of net proceeds received from sales of single-family properties and other assets and $36.9 million of distributions from joint ventures. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $255.9 million, which primarily consisted of cash inflows including $497.2 million in proceeds from the issuance of unsecured senior notes, net of a discount, $111.0 million of net proceeds from issuances of perpetual preferred shares and $110.0 million net borrowings against our revolving credit facility, partially offset by cash outflows including $136.6 million for distributions, $100.0 million of net payments on our term loan credit facility, $49.4 million for payments on our secured note payable and $35.0 million for Class A common share repurchases. The net decrease in cash, cash equivalents and restricted cash during 2018 was $7.6 million.

During 2017, net cash provided by operating activities was $386.0 million, which included cash from operations of $400.7 million, partially offset by outflows of $14.7 million from other changes in operating assets and liabilities. Net cash used for investing activities was $837.5 million, which primarily consisted of cash outflows of $793.6 million related to the acquisition of properties, $55.0 million of purchases of productive assets, $47.9 million of initial renovation costs to prepare our properties for rental and $37.5 million of recurring and other capital expenditures for single-family properties, partially offset by cash inflows of $87.1 million of net proceeds received from sales of single-family properties. Net cash provided by financing activities was $384.1 million, which primarily consisted of cash inflows including $684.1 million in net proceeds from issuances of Class A common shares, $260.8 million of net proceeds from issuances of perpetual preferred shares and $15.0 million of net borrowings against our revolving and term loan credit facilities, partially offset by cash outflows of $477.9 million for payments on our asset-backed securitizations and $93.4 million for distributions. The net decrease in cash, cash equivalents and restricted cash during 2017 was $67.4 million.

During 2016, net cash provided by operating activities was $278.9 million, which included cash from operations of $325.2 million, partially offset by outflows of $46.3 million from other changes in operating assets and liabilities. Net cash used for investing activities was $522.4 million, which primarily consisted of cash outflows of $350.0 million related to the payoff of the credit facility in connection with the ARPI Merger, $253.2 million related to the acquisition of properties, $39.9 million of initial renovation costs to prepare our properties for rental, $27.8 million of recurring and other capital expenditures for single-family properties and $27.1 million for the purchase of commercial real estate, partially offset by cash inflows of $88.6 million of net proceeds received from sales of single-family properties and $47.2 million of net proceeds received from sales of non-performing loans. Net cash provided by financing activities was $324.8 million, which primarily consisted of cash inflows including $482.8 million of net proceeds from issuances of perpetual preferred shares, $325.0 million of net borrowings against our revolving and term loan credit facilities and $102.6 million in net proceeds from issuances of Class A common shares, partially offset by cash outflows of $381.1 million for payments on our asset-backed securitizations, $99.8 million for distributions and $96.1 million for repurchases of our Class A common shares. The net increase in cash, cash equivalents and restricted cash during 2016 was $81.3 million.

Share / Unit Issuances and Redemptions

During the third quarter of 2018, the Company issued 4,600,000 6.25% Series H cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $115.0 million before offering costs of approximately $4.4 million, with a liquidation preference of $25.00 per share. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

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

During the first quarter of 2016, the Company issued 36,546,170 Class A common shares, $0.01 par value per share, in connection with the ARPI Merger. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the transaction consideration. During the first quarter of 2016, the Operating Partnership also issued 1,343,843 Class A units to certain former ARPI employees in connection with the ARPI Merger (see Note 11).

At-the-Market Common Share Offering Program

During the fourth quarter of 2016, the Company established an at-the-market common share offering program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million (the "Original At-the-Market Program"). During the year ended December 31, 2017, the Company issued and sold 2.0 million Class A common shares under the Original At-the-Market Program for gross proceeds of $46.2 million, or $22.74 per share, and net proceeds of $45.6 million, after commissions and other expenses of approximately $0.6 million. During the year ended December 31, 2016, the Company issued and sold 4.9 million Class A common shares for gross proceeds of $104.0 million, or $21.13 per share, and net proceeds of $102.8 million, after commissions and other expenses of approximately $1.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced during the third quarter of 2017 with an at-the-market common share offering program with a $500.0 million capacity with the same terms (the "At-the-Market Program"). As of December 31, 2018, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances (see Note 9).

Share Repurchase Program

During the third quarter of 2015, the Company announced that its board of trustees approved a share repurchase program (the "Original Share Repurchase Program") authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. This program was replaced during the first quarter of 2018 when the Company's board of trustees approved a new share repurchase program (the "Share Repurchase Program") with the same terms, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares. During the year ended December 31, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement basis, in accordance with the Share Repurchase Program at a weighted-average price of $19.36 per share and a total price of $34.9 million. During the year ended December 31, 2017, we did not repurchase or retire any of our Class A common shares. During the year ended December 31, 2016, we repurchased and retired 6.2 million of our Class A common shares, on a settlement date basis, in accordance with the Original Share Repurchase Program at a weighted-average price of $15.44 per share and a total price of $96.0 million. As of December 31, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the Share Repurchase Program (see Note 9).

Distributions

To qualify as a REIT, AH4R is required to distribute annually to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. AH4R intends to pay quarterly dividends to our shareholders; and the Operating Partnership intends to pay quarterly distributions to its unitholders, including AH4R, which distributions are, in the aggregate, approximately equal or exceed AH4R's REIT taxable income in the relevant year.

As a REIT we are required to distribute annually at least 90% of our REIT taxable income. We currently intend to distribute approximately 100% of our REIT taxable income. We expect to use our NOL to reduce our REIT taxable income in future years. As of December 31, 2018, AH4R had a NOL for U.S. federal income tax purposes of approximately $275.0 million. Once our NOL is fully used, we may be required to increase AH4R’s distributions to comply with REIT distribution requirements and our current policy of distributing approximately all of our REIT taxable income.

The Company's board of trustees declared distributions that totaled $0.20, $0.20 and $0.20 per share on our Class A and Class B common shares during the years ended December 31, 2018, 2017 and 2016, respectively.

Early Extinguishment of Debt

During the years ended December 31, 2018, 2017 and 2016, the Company recognized charges related to early extinguishment of debt that totaled $1.4 million, $6.6 million and $13.4 million, respectively (see Note 7).

Unsecured Senior Notes

In February 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on August 15, 2018. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before offering costs of $1.9 million. The net proceeds from this issuance were used for general corporate purposes, including, without limitation, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes were initially guaranteed by American Residential Properties OP, L.P., (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Operating Partnership, but such guarantee was automatically released during the fourth quarter of 2018 contemporaneously with the Guarantor Subsidiary's release of its guarantee of our credit facility. Including the effect of a cash flow hedging instrument settled in February 2018 (see Note 15), the 2028 Notes yield an effective interest rate of 4.08%.

Credit Facilities

During 2016, the Company entered into a $1.0 billion credit agreement, which was subsequently amended in June 2017. The amendment expanded our borrowing capacity on the revolving credit facility to $800.0 million and reduced the term loan facility to $200.0 million. The amendment also lowered our cost of borrowing and provides a more flexible borrowing structure. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. Borrowings under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%. In each case, the actual margin is determined based on the Company's credit ratings in effect from time to time. Based on current corporate ratings for LIBOR-based borrowings as of December 31, 2018, the revolving credit facility bears interest at 1-month LIBOR plus 1.20%, and the term loan facility bears interest at 1-month LIBOR plus 1.35%. The revolving credit facility matures on June 30, 2021, with two six-month extension options at the Company's election upon payment of an extension fee, and the term loan facility matures on June 30, 2022. The credit agreement requires that we maintain certain financial covenants. As of December 31, 2018, the Company had $250.0 million of outstanding borrowings against the revolving credit facility, $100.0 million of outstanding borrowings against the term loan facility and was in compliance with all loan covenants (see Note 7).

Asset-backed Securitizations

General Terms

As of December 31, 2018, the Company has completed multiple asset-backed securitizations, all of which have certain general characteristics in common. The asset-backed securitization transactions resulted in newly-formed special purpose entities (the “Borrowers”), which entered into loans with third-party lenders. The Borrowers are each wholly owned by respective special purpose entities (the “Equity Owners”), which are wholly owned by the Operating Partnership. The loans were represented by promissory notes that were immediately transferred by the third-party lenders to subsidiaries of the Company and then to REMIC trusts in exchange for single-family rental pass-through certificates representing all the beneficial ownership interests in the respective loans and trusts. Upon receipt of the certificates, the subsidiaries sold the certificates to investors. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest. The loans require monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount of the loans.

The loans are secured by first priority mortgages on pools of single-family residential properties transferred to the Borrowers from the Company’s portfolio of properties. The Borrowers’ homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loans, the Borrowers’ properties may not generally be transferred, sold or otherwise securitized and the Company can substitute properties if a property owned by the Borrowers becomes a disqualified property under the terms of the loan or voluntarily with properties eligible for substitution, in limited circumstances, subject to the terms, conditions and limitations provided in the loan agreements. The loans are also secured by a security interest in all of the Borrowers’ personal property and a pledge of all of the assets of the Equity Owners, including a security interest in their membership interests in the Borrowers. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loans and all other obligations under the loan agreements in the event of insolvency or bankruptcy proceedings.

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

The loan agreements provide that the Borrowers maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreements define the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the 12-month period following the date of determination. As of December 31, 2018 and 2017, the Company was in compliance with all covenants under the loan agreements.

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

Exchangeable Senior Notes, Net

In connection with the ARPI Merger on February 29, 2016 (see Note 11), the Company assumed $115.0 million of 3.25% exchangeable senior notes due November 15, 2018. The exchangeable senior notes were senior unsecured obligations of the Operating Partnership and ranked equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Interest was payable in arrears on May 15 and November 15 of each year, which began on May 15, 2016, until the maturity date. The Operating Partnership’s obligations under the exchangeable senior notes were fully and unconditionally guaranteed by a subsidiary of the Company. The exchangeable senior notes were subject to interest at a rate of 3.25% per annum and contained an exchange settlement feature, which provided that the exchangeable senior notes could, under certain circumstances, be exchangeable for cash, the Company's Class A common shares or a combination of cash and the Company's Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to the Company's shares resulting from the ARPI Merger. The exchange rate as of November 15, 2018, at maturity, was 55.6688 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate was adjusted based on the Company's Class A common share price and distributions to common shareholders.

The fair value of the exchangeable senior notes, which was calculated using a binomial lattice model at the time of assumption, was $112.3 million, representing the $115.0 million face value less a discount of $2.7 million, which was amortized using the effective interest method over the term of the notes. The amount recorded to exchangeable senior notes, net at the time of assumption was $105.3 million, representing the fair value of $112.3 million, less the fair value of the exchange settlement feature of the notes of $7.0 million, which was calculated using a straight-debt rate of 6.7% at the time of assumption. The fair value of the exchange settlement feature was amortized using the effective interest method over the term of the notes.

The Operating Partnership elected the cash settlement option for settlement of the exchangeable senior notes, which resulted in an aggregate payment of $135.1 million to the holders of the notes at maturity on November 15, 2018, based on the sum of the daily exchange values of the Company’s Class A common shares for 40 consecutive trading days, beginning 42 trading days prior to maturity. The daily exchange values were calculated as the volume weighted average price of the Company’s Class A common shares multiplied by the current exchange rate for each of the trading days. $115.0 million of the total $135.1 million settlement consideration was allocated to the extinguishment of the liability component based on the fair value of the liability component immediately prior to extinguishment, which was equal to the carrying amount of the liability component. The remaining $20.1 million of settlement consideration was allocated to the reacquisition of the equity component and recognized as a reduction to additional paid-in capital within the Company's consolidated balance sheets and a reduction to general partner's common capital within the Operating Partnership's consolidated balance sheets.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

Contractual obligations as of December 31, 2018, consisted of the following (in thousands):

		Payments by Period
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Revolving credit facility (1)	$250,000	$—	$—	$250,000	$—
Term loan facility (2)	100,000	—	—	100,000	—
Asset-backed securitizations (3)	1,992,510	20,714	41,428	41,428	1,888,940
Unsecured senior notes (4)	500,000	—	—	—	500,000
Interest on debt obligations (5)	1,476,357	112,071	220,636	211,965	931,685
Operating lease obligations	4,892	2,011	2,241	624	16
Purchase obligations (6)	83,408	83,408	—	—	—
Total	$4,407,167	$218,204	$264,305	$604,017	$3,320,641

(1)	Represents outstanding borrowings against our revolving credit facility, which excludes $6.9 million of unamortized deferred financing costs.

(2)	Represents outstanding borrowings against our term loan facility, which excludes $0.8 million of unamortized deferred financing costs.

(3)	Represents the aggregate outstanding principal amounts on our asset-backed securitizations, which excludes $31.0 million of unamortized deferred financing costs.

(4)	Represents the face amount of the unsecured senior notes, which excludes a $2.5 million unamortized discount and $4.7 million of unamortized deferred financing costs.

(5)	Represents estimated future interest payments on our debt instruments based on applicable interest rates as of December 31, 2018.

(6)	Represents commitments to acquire 88 single-family properties for an aggregate purchase price of $25.3 million, as well as $58.1 million in land purchase commitments.

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

Consolidation

The consolidated financial statements of the Company include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with ASC 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties, which was liquidated during the second quarter of 2018, is included in noncontrolling interest within the consolidated financial statements.

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

Single-Family Properties Under Development and Development Land

Land and construction in progress related to our third party developers (our "National Builder Program") and our internal construction program (our "AMH Development Program") are presented separately in single-family properties under development and development land within the consolidated balance sheets. We capitalize interest, real estate taxes, insurance, utilities, and payroll costs for land and construction in progress under active development once the applicable GAAP criteria have been met.

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

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company's management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, industry and market conditions, macroeconomic conditions, and other relevant entity specific events. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. No goodwill impairment was recorded during the years ended December 31, 2018, 2017 and 2016. Prior to our adoption of Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017, the Company allocated a portion of goodwill to the carrying values of our leased properties sold, calculated as the sales price of the leased property over the fair value of the Company's total portfolio of single-family properties, which resulted in a reduction to the gain on sale of the property. The amount of goodwill allocated to leased properties sold during the year ended December 31, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of December 31, 2018 and 2017.

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

The gain or loss on sale of the Company’s properties is presented in gain on sale of single-family properties and other, net within the consolidated statements of operations.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. The carrying amount of rent and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. Our revolving credit facility, term loan facility, asset-backed securitizations and secured note payable are also financial instruments, whose fair values were estimated using unobservable inputs by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. Our unsecured senior notes and exchangeable senior notes are also financial instruments whose fair values were estimated using observable inputs, based on the market value of the last trade at the end of the period. The Company's participating preferred shares derivative liability and treasury lock were the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements.

Income Taxes

AH4R has elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to U.S. federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains).

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax and state income tax (including any applicable alternative minimum tax for taxable years beginning before December 31, 2017) on our taxable income at regular corporate tax rates, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Our TRSs will be subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2014 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

We believe that our Operating Partnership is properly treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to U.S. federal income tax on our income. Instead, each of the Operating Partnership's partners, including AH4R, is allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. As such, no provision for U.S. federal income taxes has been included for the Operating Partnership.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2018, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Additional Non-GAAP Measures

Funds from Operations ("FFO") / Core FFO / Adjusted FFO attributable to common share and unit holders

FFO attributable to common share and unit holders is a non-GAAP financial measure that we calculate in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding gains and losses from sales or impairment of real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition fees and costs expensed incurred with business combinations and the acquisition of properties, (2) noncash share-based compensation expense, (3) noncash interest expense related to acquired debt, (4) hurricane-related charges, net, (5) gain or loss on early extinguishment of debt, (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, and (7) the allocation of income to our participating preferred shares in connection with their redemption.

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

FFO, Core FFO and Adjusted FFO attributable to common share and unit holders are not a substitute for net income or net cash provided by operating activities, each as determined in accordance with GAAP, as a measure of our operating performance, liquidity or ability to pay dividends. These metrics also are not necessarily indicative of cash available to fund future cash needs. Because other REITs may not compute these measures in the same manner, they may not be comparable among REITs.

The following is a reconciliation of the Company's net income or loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to common shareholders	$23,472	$(22,135)	$(33,542)
Adjustments:
Noncontrolling interests in the Operating Partnership	4,424	(4,648)	4,313
Net (gain) on sale / impairment of single-family properties and other	(12,088)	(2,146)	(9,599)
Depreciation and amortization	318,685	297,290	298,677
Less: depreciation and amortization of non-real estate assets	(7,352)	(7,847)	(6,391)
FFO attributable to common share and unit holders	$327,141	$260,514	$253,458
Adjustments:
Acquisition fees and costs expensed	5,225	4,623	11,443
Noncash share-based compensation - general and administrative	2,075	2,563	2,076
Noncash share-based compensation - property management	1,358	1,649	1,560
Noncash interest expense related to acquired debt	3,303	3,549	4,564
Hurricane-related charges, net	—	7,963	—
Loss on early extinguishment of debt	1,447	6,555	13,408
Gain on conversion of Series E units	—	—	(11,463)
Remeasurement of participating preferred shares	(1,212)	(2,841)	7,020
Redemption of participating preferred shares	32,215	42,416	—
Core FFO attributable to common share and unit holders	$371,552	$326,991	$282,066
Recurring capital expenditures (1)	(35,888)	(32,556)	(31,536)
Leasing costs	(12,603)	(7,390)	(8,005)
Adjusted FFO attributable to common share and unit holders	$323,061	$287,045	$242,525

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

EBITDA / EBITDAre / Adjusted EBITDAre / Adjusted EBITDAre after Capex and Leasing Costs

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT in the September 2017 White Paper by adjusting

EBITDA for the net gain or loss on sales / impairment of single-family properties and other. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition fees and costs expensed incurred with business combinations and the acquisition of properties, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, (4) gain or loss on early extinguishment of debt, (5) gain or loss on conversion of shares and units and (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value. Adjusted EBITDAre after Capex and Leasing Costs is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) recurring capital expenditures and (2) leasing costs. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income or loss, determined in accordance with GAAP, to EBITDA and Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Net income	$112,438	$76,492	$10,446
Interest expense	122,900	112,620	130,847
Depreciation and amortization	318,685	297,290	298,677
EBITDA	$554,023	$486,402	$439,970

Net (gain) on sale / impairment of single-family properties and other	(12,088)	(2,146)	(9,599)
EBITDAre	$541,935	$484,256	$430,371

Noncash share-based compensation - general and administrative	2,075	2,563	2,076
Noncash share-based compensation - property management	1,358	1,649	1,560
Acquisition fees and costs expensed	5,225	4,623	11,443
Hurricane-related charges, net	—	7,963	—
Loss on early extinguishment of debt	1,447	6,555	13,408
Gain on conversion of Series E units	—	—	(11,463)
Remeasurement of participating preferred shares	(1,212)	(2,841)	7,020
Adjusted EBITDAre	$550,828	$504,768	$454,415

Recurring capital expenditures (1)	(35,888)	(32,556)	(31,536)
Leasing costs	(12,603)	(7,390)	(8,005)
Adjusted EBITDAre after Capex and Leasing Costs	$502,337	$464,822	$414,874

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

As of December 31, 2018 and 2017, our variable-rate debt was comprised of borrowings on our revolving credit facility of $250.0 million and $140.0 million, respectively, and our term loan facility of $100.0 million and $200.0 million, respectively. All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55% until the fully extended maturity date of June 2022. All borrowings under our term loan facility bear interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75% until the maturity date of June 2022. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$3,500	$3,400
Rate decrease of 1% (1)	$(3,500)	$(3,400)

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

American Homes 4 Rent

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the Company performed an evaluation, under the supervision of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Company's evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter of the year ended December 31, 2018, that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2018, which is presented at the end of this Item 9A, Controls and Procedures.

American Homes 4 Rent, L.P.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the Operating Partnership performed an evaluation, under the supervision of the Operating Partnership's CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Operating Partnership's evaluation, the CEO and CFO concluded that the Operating Partnership's disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Operating Partnership's internal controls over financial reporting that occurred during the Operating Partnership's last fiscal quarter of the year ended December 31, 2018, that materially affected, or were reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on Internal Control over Financial Reporting

We have audited American Homes 4 Rent’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Homes 4 Rent (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American Homes 4 Rent as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to trustees will be included under the caption titled "Election of Trustees" in the Company's definitive proxy statement for the 2019 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (the "2019 Proxy Statement") and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included under the captions "Corporate Governance and Board Matters—Audit Committee" and "Corporate Governance and Board Matters—Consideration of Candidates for Trustee" in the 2019 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to Section 16(a) compliance will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2019 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics will be included under the caption "Corporate Governance and Board Matters" in the 2019 Proxy Statement and is incorporated herein by reference. Any amendments to or waivers of the code of ethics granted to the Company's executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

The information required by this item with respect to executive officers is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions titled "Corporate Governance and Board Matters," "Executive Compensation" and "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation" in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table below, will be included under the caption "Share Ownership of Certain Beneficial Owners and Management" in the 2019 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2018, for the Company's equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,252,275	$16.92	2,118,275
Equity compensation plans not approved by security holders	—	$—	—

(1)	The Company's equity compensation plan, the 2012 Plan, is described more fully in Note 9 of this Annual Report on Form 10-K. The 2012 Plan was approved by the Company's shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions titled "Corporate Governance and Board Matters—Trustee Independence" and "Certain Relationships and Related Transactions and Legal Proceedings" in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the caption titled "Ratification of Independent Registered Public Accountants—Audit and Non-Audit Fees" in the 2019 Proxy Statement and is incorporated herein by reference.

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

3.7
Articles Supplementary for American Homes 4 Rent 6.25% Series H Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 14, 2018.)

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

Exhibit Number	Exhibit Document

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

4.8
Second Supplemental Indenture, dated as of January 23, 2019, among American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 23, 2019.)

4.9	Form of Global Note representing the Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 23, 2019.)

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

10.9	Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.10	Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 2, 2015.)

10.11	Tenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed February 26, 2016.)

10.12	Eleventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2016.)

10.13	Twelfth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2016.)

10.14	Thirteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 21, 2017.)

10.15	Fourteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 12, 2017.)

10.16	Fifteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2018.)

Exhibit Number		Exhibit Document
10.17		Sixteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. Filed herewith.

10.18
Agreement of Limited Partnership of American Residential Properties OP, L.P. (Incorporated by reference to Exhibit 3.3 to American Residential Properties, Inc.'s Amendment No. 1 to Registration Statement on Form S-11 (Registration No. 333-187450) filed April 22, 2013.)

10.19
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

10.21
Investor Subscription Agreement, dated November 21, 2012, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.22
Amendment to Investor Subscription Agreement, dated April 16, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.23
Loan Agreement dated as of May 21, 2014 between AMH 2014-1 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2014.)

10.24
Loan Agreement dated as of September 19, 2014 between AMH 2014-2 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.25
Loan Agreement dated as of November 25, 2014 between AMH 2014-3 Borrower, LLC, as Borrower and Goldman Sachs Bank USA, as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 2, 2014.)

10.26
Loan Agreement dated as of March 6, 2015 between AMH 2015-1 Borrower, LLC, as Borrower and Goldman Sachs Mortgage Company, as Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 11, 2015.)

10.27
Loan Agreement dated as of September 22, 2015 between AMH 2015-2 Borrower, LLC, as Borrower and Goldman Sachs Mortgage Company, as Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2015.)

10.28
Limited Liability Company Agreement dated June 16, 2014 among Alaska Permanent Fund Corporation, American Homes 4 Rent, L.P. and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2014.)

10.29
Property Management Agreement dated June 16, 2014 among American Homes 4 Rent II, LLC, American homes 4 Rent Management Holdings Company, LLC and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 19, 2014.)

10.30
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

10.38
Amendment to Registration Rights Agreement, dated July 18, 2013, by and among American Homes 4 Rent and American Homes 4 Rent, LLC (Incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed July 19, 2013.)

10.39		Amendment Number Seven to the Master Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2016.)

10.40
Credit Agreement, dated August 17, 2016, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2016.)

10.41
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

10.42
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
____

___________________________________________________________________________
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

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of American Homes 4 Rent, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent, L.P. (the Operating Partnership) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), capital and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California
February 22, 2019

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Single-family properties:
Land	$1,713,496	$1,665,631
Buildings and improvements	7,483,600	7,303,270
	9,197,096	8,968,901
Less: accumulated depreciation	(1,176,499)	(939,724)
Single-family properties in operation, net	8,020,597	8,029,177
Single-family properties under development and development land	153,651	51,938
Single-family properties held for sale, net	318,327	35,803
Total real estate assets, net	8,492,575	8,116,918
Cash and cash equivalents	30,284	46,156
Restricted cash	144,930	136,667
Rent and other receivables, net	29,027	30,144
Escrow deposits, prepaid expenses and other assets	146,034	119,913
Deferred costs and other intangibles, net	12,686	13,025
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,001,481	$8,608,768

Liabilities
Revolving credit facility	$250,000	$140,000
Term loan facility, net	99,232	198,023
Asset-backed securitizations, net	1,961,511	1,977,308
Unsecured senior notes, net	492,800	—
Exchangeable senior notes, net	—	111,697
Secured note payable	—	48,859
Accounts payable and accrued expenses	219,229	222,867
Amounts payable to affiliates	4,967	4,720
Participating preferred shares derivative liability	—	29,470
Total liabilities	3,027,739	2,732,944

Commitments and contingencies

Equity
Shareholders' equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 296,014,546 and 286,114,637 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,960	2,861
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2018 and 2017	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 35,350,000 and 38,350,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	354	384
Additional paid-in capital	5,732,466	5,600,256
Accumulated deficit	(491,214)	(453,953)
Accumulated other comprehensive income	7,393	75
Total shareholders' equity	5,251,965	5,149,629
Noncontrolling interest	721,777	726,195
Total equity	5,973,742	5,875,824

Total liabilities and equity	$9,001,481	$8,608,768

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Rents from single-family properties	$908,936	$824,023	$757,603
Fees from single-family properties	10,946	10,727	10,234
Tenant charge-backs	146,793	120,081	95,254
Other	6,180	5,568	15,798
Total revenues	1,072,855	960,399	878,889

Expenses:
Property operating expenses	412,905	355,074	317,310
Property management expenses	74,573	69,712	70,724
General and administrative expense	36,575	34,732	33,068
Interest expense	122,900	112,620	130,847
Acquisition fees and costs expensed	5,225	4,623	11,443
Depreciation and amortization	318,685	297,290	298,677
Hurricane-related charges, net	—	7,963	—
Other	7,265	5,005	11,978
Total expenses	978,128	887,019	874,047

Gain on sale of single-family properties and other, net	17,946	6,826	14,569
Loss on early extinguishment of debt	(1,447)	(6,555)	(13,408)
Gain on conversion of Series E units	—	—	11,463
Remeasurement of participating preferred shares	1,212	2,841	(7,020)

Net income	112,438	76,492	10,446

Noncontrolling interest	4,165	(4,507)	3,751
Dividends on preferred shares	52,586	60,718	40,237
Redemption of participating preferred shares	32,215	42,416	—

Net income (loss) attributable to common shareholders	$23,472	$(22,135)	$(33,542)

Weighted-average common shares outstanding:
Basic	293,640,500	264,254,718	234,010,168
Diluted	294,268,330	264,254,718	234,010,168

Net income (loss) attributable to common shareholders per share:
Basic	$0.08	$(0.08)	$(0.14)
Diluted	$0.08	$(0.08)	$(0.14)
The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$112,438	$76,492	$10,446
Other comprehensive income (loss):
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	9,553	75	—
Reclassification adjustment for amortization of interest expense included in net income	(842)	(28)	130
Gain on investment in equity securities:
Unrealized gain on investment in equity securities	—	—	67
Reclassification adjustment for realized gain included in net income	—	(67)	—
Other comprehensive income (loss)	8,711	(20)	197
Comprehensive income	121,149	76,472	10,643
Comprehensive income (loss) attributable to noncontrolling interests	5,547	(4,504)	3,714
Dividends on preferred shares	52,586	60,718	40,237
Redemption of participating preferred shares	32,215	42,416	—
Comprehensive income (loss) attributable to common shareholders	$30,801	$(22,158)	$(33,308)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2015	207,235,510	$2,072	635,075	$6	17,060,000	$171	$3,554,063	$(296,865)	$(102)	$3,259,345	$675,888	$3,935,233
Share-based compensation	—	—	—	—	—	—	3,636	—	—	3,636	—	3,636
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	213,878	2	—	—	—	—	3,032	—	—	3,034	—	3,034
Issuance of Class A common shares and units	41,466,118	414	—	—	—	—	613,835	—	—	614,249	18,814	633,063
Issuance of perpetual preferred shares, net of offering costs of $15,996	—	—	—	—	19,950,000	199	482,613	—	—	482,812	—	482,812
Redemptions of Class A units	40,632	1	—	—	—	—	503	—	—	504	(903)	(399)
Repurchases of Class A common shares	(6,215,656)	(62)	—	—	—	—	(96,036)	—	—	(96,098)	—	(96,098)
Assumption of exchangeable senior notes	—	—	—	—	—	—	6,970	—	—	6,970	—	6,970
Conversion of Series E units to Series D units	—	—	—	—	—	—	—	—	—	—	58,494	58,494
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(40,237)	—	(40,237)	—	(40,237)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,360)	(11,360)
Common shares ($0.20 per share)	—	—	—	—	—	—	—	(48,171)	—	(48,171)	—	(48,171)
Net income	—	—	—	—	—	—	—	6,695	—	6,695	3,751	10,446
Total other comprehensive income	—	—	—	—	—	—	—	—	197	197	—	197
Balances at December 31, 2016	242,740,482	$2,427	635,075	$6	37,010,000	$370	$4,568,616	$(378,578)	$95	$4,192,936	$744,684	$4,937,620

American Homes 4 Rent
Consolidated Statements of Equity (Continued)
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2016	242,740,482	$2,427	635,075	$6	37,010,000	$370	$4,568,616	$(378,578)	$95	$4,192,936	$744,684	$4,937,620
Share-based compensation	—	—	—	—	—	—	4,212	—	—	4,212	—	4,212
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	101,174	1	—	—	—	—	799	—	—	800	—	800
Issuance of Class A common shares, net of offering costs of $10,904	30,676,080	307	—	—	—	—	683,554	—	—	683,861	—	683,861
Issuance of perpetual preferred shares, net of offering costs of $9,355	—	—	—	—	10,800,000	108	260,537	—	—	260,645	—	260,645
Redemptions of Class A units	198,625	2	—	—	—	—	2,711	—	—	2,713	(2,882)	(169)
Redemption of Series A and B participating preferred shares into Class A common shares	12,398,276	124	—	—	(9,460,000)	(94)	79,827	(42,416)	—	37,441	—	37,441
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(60,718)	—	(60,718)	—	(60,718)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,100)	(11,100)
Common shares ($0.20 per share)	—	—	—	—	—	—	—	(53,240)	—	(53,240)	—	(53,240)
Net income (loss)	—	—	—	—	—	—	—	80,999	—	80,999	(4,507)	76,492
Total other comprehensive loss	—	—	—	—	—	—	—	—	(20)	(20)	—	(20)
Balances at December 31, 2017	286,114,637	$2,861	635,075	$6	38,350,000	$384	$5,600,256	$(453,953)	$75	$5,149,629	$726,195	$5,875,824

American Homes 4 Rent
Consolidated Statements of Equity (Continued)
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2017	286,114,637	$2,861	635,075	$6	38,350,000	$384	$5,600,256	$(453,953)	$75	$5,149,629	$726,195	$5,875,824
Share-based compensation	—	—	—	—	—	—	3,433	—	—	3,433	—	3,433
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	821,918	8	—	—	—	—	11,939	—	—	11,947	—	11,947
Issuance of perpetual preferred shares, net of offering costs of $4,022	—	—	—	—	4,600,000	46	110,932	—	—	110,978	—	110,978
Redemption of Class A units	33,327	—	—	—	—	—	515	—	—	515	(515)	—
Redemption of Series C participating preferred shares into Class A common shares	10,848,827	109	—	—	(7,600,000)	(76)	60,440	(32,215)	—	28,258	—	28,258
Reacquisition of equity component upon settlement of exchangeable senior notes	—	—	—	—	—	—	(20,098)	—	—	(20,098)	—	(20,098)
Repurchase of Class A common shares	(1,804,163)	(18)	—	—	—	—	(34,951)	—	—	(34,969)	—	(34,969)
Liquidation of consolidated joint venture	—	—	—	—	—	—	—	(1,849)	—	(1,849)	1,608	(241)
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(52,586)	—	(52,586)	—	(52,586)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(11,069)	(11,069)
Common shares ($0.20 per share)	—	—	—	—	—	—	—	(58,884)	—	(58,884)	—	(58,884)
Net income	—	—	—	—	—	—	—	108,273	—	108,273	4,165	112,438
Total other comprehensive income	—	—	—	—	—	—	—	—	7,318	7,318	1,393	8,711
Balances at December 31, 2018	296,014,546	$2,960	635,075	$6	35,350,000	$354	$5,732,466	$(491,214)	$7,393	$5,251,965	$721,777	$5,973,742

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating activities
Net income	$112,438	$76,492	$10,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,685	297,290	298,677
Noncash amortization of deferred financing costs	7,788	8,163	10,475
Noncash amortization of discounts on debt instruments	3,547	3,549	4,564
Noncash amortization of cash flow hedging instrument	(842)	—	—
Noncash share-based compensation	3,433	4,212	3,636
Provision for bad debt	8,732	7,328	6,969
Hurricane-related charges, net	—	3,718	—
Loss on early extinguishment of debt	1,447	6,555	13,408
Gain on conversion of Series E units to Series D units	—	—	(11,463)
Remeasurement of participating preferred shares	(1,212)	(2,841)	7,020
Equity in net earnings of unconsolidated ventures	(546)	(1,642)	(860)
Net gain on sale of single-family properties and other	(17,946)	(6,826)	(14,569)
Loss on impairment of single-family properties	5,858	4,680	4,970
Net gain on resolutions of mortgage loans	—	(17)	(8,126)
Other changes in operating assets and liabilities:
Rent and other receivables	(12,172)	(11,020)	(9,704)
Prepaid expenses and other assets	(17,447)	(11,295)	(5,996)
Deferred leasing costs	(12,603)	(7,390)	(8,005)
Accounts payable and accrued expenses	11,772	9,814	(13,291)
Amounts payable to affiliates	(50)	5,191	(9,284)
Net cash provided by operating activities	410,882	385,961	278,867

Investing activities
Cash paid for single-family properties	(489,625)	(784,666)	(252,841)
Change in escrow deposits for purchase of single-family properties	1,818	(8,937)	(312)
Cash acquired in noncash business combinations	—	—	25,020
Payoff of credit facility in connection with ARPI merger	—	—	(350,000)
Net proceeds received from sales of single-family properties and other	106,157	87,063	88,590
Net proceeds received from sales of non-performing loans	—	—	47,186
Purchase of commercial office buildings	—	—	(27,105)
Proceeds received from hurricane-related insurance claims	4,522	—	—
Investment in unconsolidated joint ventures	(8,400)	—	—
Distributions from joint ventures	36,917	9,292	8,347
Collections from mortgage financing receivables	—	268	19,425
Initial renovations to single-family properties	(52,379)	(47,911)	(39,912)
Recurring and other capital expenditures for single-family properties	(54,465)	(37,540)	(27,807)
Cash paid for development activity	(215,797)	—	—
Other purchases of productive assets	(3,156)	(55,048)	(12,989)
Net cash used for investing activities	(674,408)	(837,479)	(522,398)

Financing activities
Proceeds from issuance of Class A common shares	—	694,765	102,830
Payments of Class A common share issuance costs	—	(10,637)	(227)
Proceeds from issuance of perpetual preferred shares	115,000	270,000	498,750
Payments of perpetual preferred share issuance costs	(4,022)	(9,229)	(15,938)
Repurchase of Class A common shares	(34,969)	—	(96,098)
Share-based compensation proceeds, net	10,161	548	3,171
Redemptions of Class A units	—	(169)	(399)
Payments on asset-backed securitizations	(20,847)	(477,879)	(381,117)
Proceeds from revolving credit facility	405,000	202,000	951,000
Payments on revolving credit facility	(295,000)	(112,000)	(951,000)
Proceeds from term loan facility	—	25,000	325,000
Payments on term loan facility	(100,000)	(100,000)	—
American Homes 4 Rent
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Financing activities (continued)
Payments on secured note payable	(49,427)	(969)	(924)
Proceeds from unsecured senior notes, net of discount	497,210	—	—
Settlement of cash flow hedging instrument	9,628	—	—
Payments on exchangeable senior notes	(135,093)	—	—
Distributions to noncontrolling interests	(11,071)	(8,333)	(11,360)
Distributions to common shareholders	(58,370)	(38,901)	(48,171)
Distributions to preferred shareholders	(67,183)	(46,122)	(40,237)
Deferred financing costs paid	(5,100)	(3,974)	(10,476)
Net cash provided by financing activities	255,917	384,100	324,804

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,609)	(67,418)	81,273
Cash, cash equivalents and restricted cash, beginning of period	182,823	250,241	168,968
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$175,214	$182,823	$250,241

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(105,056)	$(100,908)	$(115,814)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$1,921	$7,964	$(2,876)
Transfer of term loan borrowings to revolving credit facility	$—	$50,000	$—
Transfer of deferred financing costs from term loan to revolving credit facility	$—	$1,524	$—
Transfers of completed homebuilding deliveries to properties	$94,212	$4,536	$—
Property and land contributions to an unconsolidated joint venture	$(40,942)	$—	$—
Note receivable related to a bulk sale of properties, net of discount	$—	$5,710	$—
Conversion of nonperforming loans to properties	$—	$—	$3,554
Redemption of participating preferred shares	$(28,258)	$(37,499)	$—
Accrued distributions to affiliates	$71	$4,720	$—
Accrued distributions to non-affiliates	$14,173	$26,982	$—

Merger with ARPI (see Note 11)
Single-family properties	$—	$—	$1,277,253
Rent and other receivables, net	$—	$—	$843
Escrow deposits, prepaid expenses and other assets	$—	$—	$35,134
Deferred costs and other intangibles, net	$—	$—	$22,696
Asset-backed securitization	$—	$—	$(329,703)
Exchangeable senior notes, net	$—	$—	$(112,298)
Accounts payable and accrued expenses	$—	$—	$(38,485)
Class A common shares and units issued	$—	$—	$(530,460)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	December 31, 2018	December 31, 2017
Assets
Single-family properties:
Land	$1,713,496	$1,665,631
Buildings and improvements	7,483,600	7,303,270
	9,197,096	8,968,901
Less: accumulated depreciation	(1,176,499)	(939,724)
Single-family properties in operation, net	8,020,597	8,029,177
Single-family properties under development and development land	153,651	51,938
Single-family properties held for sale, net	318,327	35,803
Total real estate assets, net	8,492,575	8,116,918
Cash and cash equivalents	30,284	46,156
Restricted cash	144,930	136,667
Rent and other receivables, net	29,027	30,144
Escrow deposits, prepaid expenses and other assets	145,807	119,913
Amounts due from affiliates	25,893	25,666
Deferred costs and other intangibles, net	12,686	13,025
Goodwill	120,279	120,279
Total assets	$9,001,481	$8,608,768

Liabilities
Revolving credit facility	$250,000	$140,000
Term loan facility, net	99,232	198,023
Asset-backed securitizations, net	1,961,511	1,977,308
Unsecured senior notes, net	492,800	—
Exchangeable senior notes, net	—	111,697
Secured note payable	—	48,859
Accounts payable and accrued expenses	219,229	222,867
Amounts payable to affiliates	4,967	4,720
Participating preferred units derivative liability	—	29,470
Total liabilities	3,027,739	2,732,944

Commitments and contingencies

Capital
Partners' capital:
General partner:
Common units (296,649,621 and 286,749,712 units issued and outstanding at December 31, 2018 and 2017, respectively)	4,390,137	4,248,236
Preferred units (35,350,000 and 38,350,000 units issued and outstanding at December 31, 2018 and 2017, respectively)	854,435	901,318
Limited partners:
Common units (55,316,826 and 55,350,153 units issued and outstanding at December 31, 2018 and 2017)	720,384	727,544
Accumulated other comprehensive income	8,786	75
Total partners' capital	5,973,742	5,877,173
Noncontrolling interest	—	(1,349)
Total capital	5,973,742	5,875,824

Total liabilities and capital	$9,001,481	$8,608,768

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Rents from single-family properties	$908,936	$824,023	$757,603
Fees from single-family properties	10,946	10,727	10,234
Tenant charge-backs	146,793	120,081	95,254
Other	6,180	5,568	15,798
Total revenues	1,072,855	960,399	878,889

Expenses:
Property operating expenses	412,905	355,074	317,310
Property management expenses	74,573	69,712	70,724
General and administrative expense	36,575	34,732	33,068
Interest expense	122,900	112,620	130,847
Acquisition fees and costs expensed	5,225	4,623	11,443
Depreciation and amortization	318,685	297,290	298,677
Hurricane-related charges, net	—	7,963	—
Other	7,265	5,005	11,978
Total expenses	978,128	887,019	874,047

Gain on sale of single-family properties and other, net	17,946	6,826	14,569
Loss on early extinguishment of debt	(1,447)	(6,555)	(13,408)
Gain on conversion of Series E units	—	—	11,463
Remeasurement of participating preferred units	1,212	2,841	(7,020)

Net income	112,438	76,492	10,446

Noncontrolling interest	(259)	141	(562)
Preferred distributions	52,586	60,718	40,237
Redemption of participating preferred units	32,215	42,416	—
Income allocated to Series C and D limited partners	—	—	10,730

Net income (loss) attributable to common unitholders	$27,896	$(26,783)	$(39,959)

Weighted-average common units outstanding:
Basic	348,990,561	319,753,206	277,912,532
Diluted	349,618,391	319,753,206	277,912,532

Net income (loss) attributable to common unitholders per unit:
Basic	$0.08	$(0.08)	$(0.14)
Diluted	$0.08	$(0.08)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$112,438	$76,492	$10,446
Other comprehensive income (loss):
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	9,553	75	—
Reclassification adjustment for amortization of interest expense included in net income	(842)	(28)	130
Gain on investment in equity securities:
Unrealized gain on investment in equity securities	—	—	67
Reclassification adjustment for realized gain included in net income	—	(67)	—
Other comprehensive income (loss)	8,711	(20)	197
Comprehensive income	121,149	76,472	10,643
Comprehensive (loss) income attributable to noncontrolling interests	(259)	141	(562)
Preferred distributions	52,586	60,718	40,237
Redemption of participating preferred units	32,215	42,416	—
Income allocated to Series C and D limited partners	—	—	10,730
Comprehensive income (loss) attributable to common unitholders	$36,607	$(26,803)	$(39,762)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Capital
(Amounts in thousands, except unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Series C and D convertible units capital amount	Accumulated other comprehensive income (loss)	Total partners' capital	Noncontrolling interest	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2015	207,870,585	$2,907,410	$352,037	14,440,670	$217,820	$458,766	$(102)	$3,935,931	$(698)	$3,935,233
Share-based compensation	—	3,636	—	—	—	—	—	3,636	—	3,636
Common units issued under share-based compensation plans, net of units withheld for employee taxes	213,878	3,034	—	—	—	—	—	3,034	—	3,034
Issuance of Class A units	41,466,118	614,249	—	1,343,843	18,814	—	—	633,063	—	633,063
Issuance of perpetual preferred units, net of offering costs of $15,996	—	—	482,812	—	—	—	—	482,812	—	482,812
Redemptions of Class A units	40,632	504	—	(64,527)	(903)	—	—	(399)	—	(399)
Repurchases of Class A units	(6,215,656)	(96,098)	—	—	—	—	—	(96,098)	—	(96,098)
Assumption of exchangeable senior notes	—	6,970	—	—	—	—	—	6,970	—	6,970
Conversion of Series C units to Class A units	—	—	—	31,085,974	396,606	(396,606)	—	—	—	—
Conversion of Series E units to Series D units	—	—	—	—	—	58,494	—	58,494	—	58,494
Conversion of Series D units to Class A units	—	—	—	8,750,000	130,528	(130,528)	—	—	—	—
Distribution to capital holders:
Preferred units (Note 9)	—	—	(40,237)	—	—	—	—	(40,237)	—	(40,237)
Series D convertible units	—	—	—	—	—	(856)	—	(856)	—	(856)
Noncontrolling interests	—	—	—	—	—	—	—	—	(230)	(230)
Common units ($0.20 per unit)	—	(48,171)	—	—	(10,274)	—	—	(58,445)	—	(58,445)
Net income (loss)	—	(33,542)	40,237	—	(6,417)	10,730	—	11,008	(562)	10,446
Total other comprehensive income	—	—	—	—	—	—	197	197	—	197
Balances at December 31, 2016	243,375,557	$3,357,992	$834,849	55,555,960	$746,174	$—	$95	$4,939,110	$(1,490)	$4,937,620
Share-based compensation	—	4,212	—	—	—	—	—	4,212	—	4,212
Common units issued under share-based compensation plans, net of units withheld for employee taxes	101,174	800	—	—	—	—	—	800	—	800
Issuance of Class A units, net of offering costs of $10,904	30,676,080	683,861	—	—	—	—	—	683,861	—	683,861
Issuance of perpetual preferred units, net of offering costs of $9,355	—	—	260,645	—	—	—	—	260,645	—	260,645
Redemptions of Class A units	198,625	2,713	—	(205,807)	(2,882)	—	—	(169)	—	(169)
Redemption of Series A and B participating preferred units into Class A units	12,398,276	231,617	(194,176)	—	—	—	—	37,441	—	37,441
Distributions to capital holders:
Preferred units (Note 9)	—	—	(60,718)	—	—	—	—	(60,718)	—	(60,718)
Noncontrolling interests	—	—	—	—	—		—	—	—	—
Common units ($0.20 per unit)	—	(53,240)	—	—	(11,100)	—	—	(64,340)	—	(64,340)
Net income (loss)	—	20,281	60,718	—	(4,648)	—	—	76,351	141	76,492
Total other comprehensive loss	—	—	—	—	—	—	(20)	(20)	—	(20)
Balances at December 31, 2017	286,749,712	4,248,236	901,318	55,350,153	727,544	—	75	5,877,173	(1,349)	5,875,824

American Homes 4 Rent, L.P.
Consolidated Statements of Capital (Continued)
(Amounts in thousands, except unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income (loss)	Total partners' capital	Noncontrolling interest	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2017	286,749,712	$4,248,236	$901,318	55,350,153	$727,544	$75	$5,877,173	$(1,349)	$5,875,824
Share-based compensation	—	3,433	—	—	—	—	3,433	—	3,433
Common units issued under share-based compensation plans, net of units withheld for employee taxes	821,918	11,947	—	—	—	—	11,947	—	11,947
Issuance of perpetual preferred units, net of offering costs of $4,022	—	—	110,978	—	—	—	110,978	—	110,978
Redemptions of Class A units	33,327	515	—	(33,327)	(515)	—	—	—	—
Redemption of Series C participating preferred units into Class A units	10,848,827	186,119	(157,861)	—	—	—	28,258	—	28,258
Reacquisition of equity component upon settlement of exchangeable senior notes	—	(20,098)	—	—	—	—	(20,098)	—	(20,098)
Repurchases of Class A units	(1,804,163)	(34,969)	—	—	—	—	(34,969)	—	(34,969)
Liquidation of consolidated joint venture	—	(1,849)	—	—	—	—	(1,849)	1,608	(241)
Distributions to capital holders:
Preferred units (Note 9)	—	—	(52,586)	—	—	—	(52,586)	—	(52,586)
Noncontrolling interests	—	—	—	—	—		—	—	—
Common units ($0.20 per unit)	—	(58,884)	—	—	(11,069)	—	(69,953)	—	(69,953)
Net income	—	55,687	52,586	—	4,424	—	112,697	(259)	112,438
Total other comprehensive income	—	—	—	—	—	8,711	8,711	—	8,711
Balances at December 31, 2018	296,649,621	$4,390,137	$854,435	55,316,826	$720,384	$8,786	$5,973,742	$—	$5,973,742

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating activities
Net income	$112,438	$76,492	$10,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,685	297,290	298,677
Noncash amortization of deferred financing costs	7,788	8,163	10,475
Noncash amortization of discounts on debt instruments	3,547	3,549	4,564
Noncash amortization of cash flow hedging instrument	(842)	—	—
Noncash share-based compensation	3,433	4,212	3,636
Provision for bad debt	8,732	7,328	6,969
Hurricane-related charges, net	—	3,718	—
Loss on early extinguishment of debt	1,447	6,555	13,408
Gain on conversion of Series E units to Series D units	—	—	(11,463)
Remeasurement of participating preferred units	(1,212)	(2,841)	7,020
Equity in net earnings of unconsolidated ventures	(546)	(1,642)	(860)
Net gain on sale of single-family properties and other	(17,946)	(6,826)	(14,569)
Loss on impairment of single-family properties	5,858	4,680	4,970
Net gain on resolutions of mortgage loans	—	(17)	(8,126)
Other changes in operating assets and liabilities:
Rent and other receivables	(12,172)	(11,020)	(9,704)
Prepaid expenses and other assets	(17,447)	(11,295)	(5,996)
Deferred leasing costs	(12,603)	(7,390)	(8,005)
Accounts payable and accrued expenses	11,772	9,814	(13,291)
Amounts payable to affiliates	(50)	5,191	(9,284)
Net cash provided by operating activities	410,882	385,961	278,867

Investing activities
Cash paid for single-family properties	(489,625)	(784,666)	(252,841)
Change in escrow deposits for purchase of single-family properties	1,818	(8,937)	(312)
Cash acquired in noncash business combinations	—	—	25,020
Payoff of credit facility in connection with ARPI merger	—	—	(350,000)
Net proceeds received from sales of single-family properties and other	106,157	87,063	88,590
Net proceeds received from sales of non-performing loans	—	—	47,186
Proceeds received from hurricane-related insurance claims	4,522	—	—
Purchase of commercial office buildings	—	—	(27,105)
Investment in unconsolidated joint ventures	(8,400)	—	—
Distributions from joint ventures	36,917	9,292	8,347
Collections from mortgage financing receivables	—	268	19,425
Initial renovations to single-family properties	(52,379)	(47,911)	(39,912)
Recurring and other capital expenditures for single-family properties	(54,465)	(37,540)	(27,807)
Cash paid for development activity	(215,797)	—	—
Other purchases of productive assets	(3,156)	(55,048)	(12,989)
Net cash used for investing activities	(674,408)	(837,479)	(522,398)

Financing activities
Proceeds from issuance of Class A units	—	694,765	102,830
Payments of Class A unit issuance costs	—	(10,637)	(227)
Proceeds from issuance of perpetual preferred units	115,000	270,000	498,750
Payments of perpetual preferred unit issuance costs	(4,022)	(9,229)	(15,938)
Repurchase of Class A common units	(34,969)	—	(96,098)
Share-based compensation proceeds, net	10,161	548	3,171
Redemptions of Class A units	—	(169)	(399)
Payments on asset-backed securitizations	(20,847)	(477,879)	(381,117)
Proceeds from revolving credit facility	405,000	202,000	951,000
Payments on revolving credit facility	(295,000)	(112,000)	(951,000)
Proceeds from term loan facility	—	25,000	325,000
Payments on term loan facility	(100,000)	(100,000)	—

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Financing activities (continued)
Payments on secured note payable	(49,427)	(969)	(924)
Proceeds from unsecured senior notes, net of discount	497,210	—	—
Settlement of cash flow hedging instrument	9,628	—	—
Payments on exchangeable senior notes	(135,093)	—	—
Distributions to noncontrolling interests	—	—	(230)
Distributions to common unitholders	(69,441)	(47,234)	(58,445)
Distributions to preferred unitholders	(67,183)	(46,122)	(40,237)
Distributions to Series D convertible unitholders	—	—	(856)
Deferred financing costs paid	(5,100)	(3,974)	(10,476)
Net cash provided by financing activities	255,917	384,100	324,804

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,609)	(67,418)	81,273
Cash, cash equivalents and restricted cash, beginning of period	182,823	250,241	168,968
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$175,214	$182,823	$250,241

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(105,056)	$(100,908)	$(115,814)

Supplemental schedule of noncash investing and financing activities
Accounts payable and accrued expenses related to property acquisitions, renovations and construction	$1,921	$7,964	$(2,876)
Transfer of term loan borrowings to revolving credit facility	$—	$50,000	$—
Transfer of deferred financing costs from term loan to revolving credit facility	$—	$1,524	$—
Transfers of completed homebuilding deliveries to properties	$94,212	$4,536	$—
Property and land contributions to an unconsolidated joint venture	$(40,942)	$—	$—
Note receivable related to a bulk sale of properties, net of discount	$—	$5,710	$—
Conversion of nonperforming loans to properties	$—	$—	$3,554
Redemption of participating preferred units	$(28,258)	$(37,499)	$—
Accrued distributions to affiliates	$71	$4,720	$—
Accrued distributions to non-affiliates	$14,173	$26,982	$—

Merger with ARPI (see Note 11)
Single-family properties	$—	$—	$1,277,253
Rent and other receivables, net	$—	$—	$843
Escrow deposits, prepaid expenses and other assets	$—	$—	$35,134
Deferred costs and other intangibles, net	$—	$—	$22,696
Asset-backed securitization	$—	$—	$(329,703)
Exchangeable senior notes, net	$—	$—	$(112,298)
Accounts payable and accrued expenses	$—	$—	$(38,485)
Class A units issued	$—	$—	$(530,460)

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent ("AH4R") is a Maryland real estate investment trust ("REIT") formed on October 19, 2012, for the purpose of acquiring, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the "Operating Partnership," our "operating partnership" or the "OP") is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” "our," and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of December 31, 2018, the Company held 52,783 single-family properties in 22 states, including 1,945 properties classified as held for sale, compared to 51,239 single-family properties in 22 states, including 310 properties classified as held for sale, as of December 31, 2017.

AH4R is the general partner of, and as of December 31, 2018, owned an approximate 84.3% common partnership interest in the Operating Partnership, with the remaining 15.7% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIEs") when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties, which was liquidated during the second quarter of 2018, is included in noncontrolling interest within the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s audit of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB"). In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements have been made.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Effective December 31, 2018, as a result of increasing development activity from our “built for rental” homebuilding program, all costs associated with single-family properties under development and development land have been reclassified into a separate balance sheet line item. This resulted in the reclassification of $51.9 million as of December 31, 2017, which was previously included in escrow deposits, prepaid expenses and other assets, into single-family properties under development and development land in the consolidated balance sheets.

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

Income Taxes

AH4R has elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Accordingly, we will not be subject to U.S. federal income tax, provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains).

However, qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax and state income tax (including any applicable alternative minimum tax for taxable years beginning before December 31, 2017) on our taxable income at regular corporate tax rates, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Our taxable REIT subsidiaries (our "TRSs") will be subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2014 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

We believe that our Operating Partnership is properly treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to U.S. federal income tax on our income. Instead, each of the Operating Partnership's partners, including AH4R, is allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. As such, no provision for U.S. federal income taxes has been included for the Operating Partnership.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2018, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

As a REIT we are required to distribute annually at least 90% of our REIT taxable income. We currently intend to distribute approximately 100% of our REIT taxable income. We expect to use our net operating loss carryforward ("NOL") to reduce our REIT taxable income in future years. As of December 31, 2018, AH4R had a NOL for U.S. federal income tax purposes of approximately $275.0 million. Once our NOL is fully used, we may be required to increase AH4R’s distributions to comply with REIT distribution requirements and our current policy of distributing approximately all of our REIT taxable income.

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

Single-Family Properties Under Development and Development Land

Land and construction in progress related to our third party developers (our "National Builder Program") and our internal construction program (our "AMH Development Program") are presented separately in single-family properties under development and development land within the consolidated balance sheets. We capitalize interest, real estate taxes, insurance, utilities, and payroll costs for land and construction in progress under active development once the applicable GAAP criteria have been met.

Single-family Properties Held for Sale and Discontinued Operations

Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties held for sale, net within the consolidated balance sheets. As of December 31, 2018 and 2017, the Company had 1,945 and 310 single-family properties, respectively, classified as held for sale, and recorded $5.9 million, $4.7 million and $5.0 million of impairment on single-family properties held for sale for the years ended December 31, 2018, 2017, and 2016, respectively, which was included in other expenses within the consolidated statements of operations. The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," As of December 31, 2018 and 2017, none of the properties classified as held for sale met the criteria to be reported as a discontinued operation.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No significant impairments on operating properties were recorded during the years ended December 31, 2018, 2017 and 2016, except for certain properties in our Houston, Florida and Southeast markets that were impacted by the hurricanes in the third quarter of 2017 (see Note 3).

Leasing Costs

Direct and indirect incremental costs incurred to lease properties are capitalized and amortized over the term of the leases, which generally have a term of one year.

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

Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over the asset's estimated economic life of 4.7 years for trademarks and 7.0 years for databases. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2018, 2017 and 2016.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company's management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including actual and projected financial performance of the reporting unit, industry and market conditions, macroeconomic conditions, and other relevant entity specific events. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. No goodwill impairment was recorded during the years ended December 31, 2018, 2017 and 2016. Prior to our adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017, the Company allocated a portion of goodwill to the carrying values of our leased properties sold, calculated as the sales price of the leased property over the fair value of the Company's total portfolio of single-family properties, which resulted in a reduction to the gain on sale of the property. The amount of goodwill allocated to leased properties sold during the year ended December 31, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of December 31, 2018 and 2017.

Deferred Financing Costs

Financing costs related to the origination of the Company's debt instruments are deferred and amortized as interest expense on an effective interest method over the contractual term of the applicable financing. Financing costs related to the origination of the Company's revolving credit facility are presented net of accumulated amortization and have been included in deferred costs and other intangibles, net within the consolidated balance sheets. Financing costs related to the origination of the Company's term loan credit

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

facility, unsecured senior notes and asset-backed securitizations are presented net of accumulated amortization and are netted against the related debt instrument under liabilities within the consolidated balance sheets.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company's and the Operating Partnership's consolidated statements of cash flows to the corresponding financial statement line items in the consolidated balance sheets:

	December 31,
	2018	2017	2016
Balance Sheet:
Cash and cash equivalents	$30,284	$46,156	$118,799
Restricted cash	144,930	136,667	131,442
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	$175,214	$182,823	$250,241

Escrow Deposits

Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties. In addition, escrow deposits include amounts paid for single-family properties in certain states which require a judicial order when the risk and rewards of ownership of the property are transferred and the purchase is finalized.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of tenants to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, overall delinquencies and available security deposits. The Company's allowance for doubtful accounts was $8.6 million and $10.4 million as of December 31, 2018 and 2017, respectively, and was included in rent and other receivables, net within the consolidated balance sheets.

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

The carrying amount of rent and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts. Our revolving credit facility, term loan facility, asset-backed securitizations and secured note payable are also financial instruments, whose fair values were estimated using unobservable inputs by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. Our unsecured senior notes and exchangeable senior notes are also financial instruments whose fair values were estimated using observable inputs, based on the market value of the last trade at the end of the period. The Company's participating preferred shares derivative liability and treasury lock were the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements (see Note 15).

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

Segment Reporting

Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The Company's properties are geographically dispersed and management evaluates operating performance at the market level. The Company did not have any geographic market concentrations representing 10% or more of the total gross book value of single-family properties in operations as of December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets forth principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessors and lessees). Lessor accounting will remain similar to lessor accounting under previous guidance while aligning with the FASB's new revenue recognition guidance for non-lease components of lease agreements. The new guidance will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. The new guidance will also require lessees and lessors to capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Any other costs incurred, including indirect leasing costs, will no longer be capitalized and instead will be expensed as incurred. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if the non-lease components would otherwise be accounted for under the new revenue recognition standard and both the timing and pattern of transfer are the same for the non-lease components and associated lease component and, if accounted for separately, the lease component would be classified as an operating lease. As issued, ASU No. 2016-02 required modified retrospective application for all leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. ASU No. 2018-11 simplifies the transition requirements by providing companies an option to initially apply the new lease requirements as of the date of adoption and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will not need to restate comparative periods if it elects the simplified transition requirements provided by ASU No. 2018-11. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which allows lessors to make an accounting policy election to exclude sales taxes and other similar taxes on lease transactions from lease revenue and the associated expense and requires lessors to exclude costs paid directly by lessees to third parties on the lessor’s behalf from lease revenue. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted.

The Company plans to elect both practical expedients permitted in ASU 2018-11 by combining lease and non-lease components for our residential operating leases and by applying the new guidance as of the date of adoption on January 1, 2019. We do not plan to restate comparative periods. The Company does not anticipate significant changes in the accounting for our residential operating leases for which we are the lessor. However, the adoption of this guidance will require us to recognize additional property management expenses for indirect leasing costs, which totaled $8.0 million for the year ended December 31, 2018, that were capitalized as deferred leasing costs under our previous accounting policy. As of December 31, 2018, we had $4.0 million of capitalized indirect leasing costs that we anticipate will be amortized during the following year. Additionally, the Company leases commercial office space for our corporate and property management offices under non-cancelable operating lease agreements and anticipates the adoption of this guidance will require us to recognize a $4.8 million right-of-use asset and a corresponding $4.8 million lease liability.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments include identifying “distinct” performance obligations in multi-element contracts, estimating the amount of variable consideration to include in the transaction price at contract inception, allocating the transaction price to each separate performance obligation, and determining at contract inception whether the performance obligation is satisfied over time or at a point in time. Since lease contracts currently under ASC 840, "Leases", and under ASC 842, “Leases”, beginning January 1, 2019, are specifically excluded from ASU No. 2014-09’s scope, most of the Company’s rental contract revenue continues to follow leasing guidance. We have reviewed our other sources of revenue and identified that the non-lease components (tenant chargebacks and recovery revenue) in our single-family home and office leases continue to be accounted for under ASC 840 until the adoption of ASU 2016-02 beginning January 1, 2019, at which point the non-lease components will be accounted for under ASC 606. Based on our assessment, the Company’s accounting policies for these non-lease components are aligned with the revenue recognition principles prescribed by the new guidance. Therefore, the new standard did not ultimately change the amount or timing of our revenue recognition. As part of ASU No. 2014-09, the FASB issued consequential amendments to other sections, eliminating ASC 360-20, Real Estate Sales and adding ASU No. 2017-05 Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, Subtopic 610-20, "Other Income". The sale of the Company’s real estate would be considered a sale of nonfinancial assets as defined under ASC 610-20, which incorporates the revenue recognition principles in ASC 606. If the Company determines it does not have a controlling financial interest in the entity that purchases the asset and the arrangement meets the criteria to be accounted for as a contract, the Company will derecognize the asset and recognize a gain or loss on sale of the asset when control is transferred to the buyer.

The Company adopted the guidance in ASC 606, Revenue from Contracts with Customers, and ASC 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, using the modified retrospective approach, effective January 1, 2018. We evaluated the revenue recognition for our contracts with customers under the new revenue recognition standard and determined that there were no differences in the amounts or timing of revenue recognition. We also evaluated the sale of our real estate assets under ASC 610-20 and determined there were no differences in the timing or amount of gain or loss on sale of our properties. The adoption of this guidance did not result in an adjustment to our retained earnings on January 1, 2018.

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

Note 3. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Leased single-family properties	$7,513,634	$7,284,708
Single-family properties being renovated	83,661	225,194
Single-family properties being prepared for re-lease	61,013	47,994
Vacant single-family properties available for lease	362,289	471,281
Single-family properties in operation, net	8,020,597	8,029,177
Development land	97,207	39,079
Single-family properties under development	56,444	12,859
Single-family properties held for sale, net	318,327	35,803
Total real estate assets, net	$8,492,575	$8,116,918

Single-family properties in operation, net as of December 31, 2018 and 2017, included $5.9 million and $44.2 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $300.7 million, $281.2 million and $262.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

During the year ended December 31, 2018, the Company sold 691 homes, which generated total net proceeds of $105.4 million and resulted in a net gain on sale of $16.3 million, and sold land, which generated total net proceeds of $0.8 million and resulted in a net gain on sale of $0.2 million. During the year ended December 31, 2017, the Company sold 923 homes, which generated total net proceeds of $72.6 million and resulted in a net gain on sale of $3.6 million. Total net proceeds for the year ended December 31, 2017, included a $7.0 million note receivable, before a $1.5 million discount, which is presented in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. During the year ended December 31, 2016, the Company sold 712 homes, which generated total net proceeds of $88.6 million and resulted in a net gain on sale of $13.9 million. Prior to our adoption of ASU 2017-01 on January 1, 2017, in accordance with ASC 350, Intangibles—Goodwill and Other, the Company allocated a portion of goodwill to the carrying values of its leased properties sold, which resulted in a reduction to the gain on sale. The amount of goodwill allocated to leased properties sold during the year ended December 31, 2016, was $0.4 million, which reduced goodwill to $120.3 million as of December 31, 2018 and 2017.

Hurricanes Harvey and Irma impacted certain properties in our Houston, Florida and Southeast markets during the third quarter of 2017. Approximately 125 homes sustained major damage and nearly 3,400 homes incurred minor damage, consisting primarily of downed trees and damaged roofs and fences. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2017, the Company recognized an $11.0 million impairment charge to write down the net book values of the impacted properties, of which we believe it is probable that we will recover an estimated $8.9 million through insurance claims, and accrued $5.9 million of additional repair, remediation and other costs. The $8.0 million of net charges were included in hurricane-related charges, net within the consolidated statement of operations for the year ended December 31, 2017. After the $11.0 million impairment charge, the impacted properties had an aggregate net book value of $7.1 million. The impairment charge represents the difference between management’s estimates of the fair values of the impacted properties and their carrying values. The fair values were based on current market prices of the components of the properties that did not sustain damage. As these fair value measurements were estimated using unobservable inputs, we classify them within Level 3 of the valuation hierarchy. During the year ended December 31, 2018, we collected $4.5 million in proceeds from hurricane-related insurance claims.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 4. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $8.6 million and $10.4 million, as of December 31, 2018 and 2017, respectively. Also included in rent and other receivables, net, is $4.9 million of hurricane-related insurance claims receivable as of December 31, 2018, compared to $8.9 million of hurricane-related insurance claims receivable and $1.2 million of non-tenant receivables as of December 31, 2017.

The Company generally rents our single-family properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under leases existing on our properties as of December 31, 2018, were as follows (in thousands):

Year
2019	$446,745
2020	4,857
2021	251
2022	98
2023	19
Total	$451,970

Note 5. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Escrow deposits, prepaid expenses and other	$44,654	$33,964
Investments in joint ventures	56,789	42,341
Commercial real estate, vehicles and FF&E, net	44,591	43,608
Total	$146,034	$119,913

In August 2018, the Operating Partnership entered into a $156.3 million joint venture with a leading institutional investor for the purpose of developing, leasing and operating newly constructed single-family rental homes located in select submarkets in the Southeast. The initial term of the joint venture is five years, during which the Company is entitled to a proportionate share of the joint venture’s cash flows based on our 20% ownership interest, along with an opportunity for a promoted interest, and also receives fees for services the Company provides to the joint venture. In evaluating the Company’s 20% ownership interest in the joint venture, we concluded that the joint venture is not a variable interest entity after applying the variable interest model and, therefore, we account for our interest in the joint venture as an investment in an unconsolidated subsidiary after applying the voting interest model using the equity method of accounting. During the year ended December 31, 2018, the Company contributed $40.9 million of single-family properties and land, as well as $8.4 million of cash, to the joint venture and received $32.8 million in distributions from the joint venture in respect of its contributions. As of December 31, 2018, the balance of the Company’s investment in this joint venture was $18.0 million, which is included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 6. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Deferred leasing costs	$11,912	$7,030
Deferred financing costs	11,246	11,244
Intangible assets:
Value of in-place leases	—	179
Trademark	—	3,100
Database	2,100	2,100
	25,258	23,653
Less: accumulated amortization	(12,572)	(10,628)
Total	$12,686	$13,025

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $11.0 million, $9.2 million and $31.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, which has been included in depreciation and amortization within the consolidated statements of operations. Deferred financing costs that relate to our revolving credit facility are included in deferred costs and other intangibles, net within the consolidated balance sheets. Amortization of deferred financing costs that relate to our revolving credit facility was $2.0 million, $1.8 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, which has been included in gross interest, prior to interest capitalization (see Note 7).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2018, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Database	Total
2019	$5,388	$1,964	$300	$7,652
2020	—	1,969	132	2,101
2021	—	1,965	—	1,965
2022	—	968	—	968
Total	$5,388	$6,866	$432	$12,686

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 7. Debt

All of the Company's indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of December 31, 2018 and 2017 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2018	December 31, 2017
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$491,195	$496,326
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	506,760	512,041
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	532,197	537,723
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	462,358	467,267
Total asset-backed securitizations			1,992,510	2,013,357
2028 notes (4)	4.08%	February 15, 2028	500,000	—
Exchangeable senior notes (5)	N/A	N/A	—	115,000
Secured note payable (6)	N/A	N/A	—	48,859
Revolving credit facility (7)	3.70%	June 30, 2022	250,000	140,000
Term loan facility (8)	3.85%	June 30, 2022	100,000	200,000
Total debt (9)			2,842,510	2,517,216
Unamortized discount on unsecured and exchangeable notes			(2,546)	(895)
Equity component of exchangeable senior notes			—	(2,408)
Deferred financing costs, net (10)			(36,421)	(38,026)
Total debt per balance sheet			$2,803,543	$2,475,887

(1)	Interest rates are as of December 31, 2018. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(3)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(4)	The stated interest rate on the 2028 notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.

(5)	The exchangeable senior notes were paid off in full during the fourth quarter of 2018.

(6)	The secured note payable was paid off in full during the second quarter of 2018.

(7)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million, with a fully extended maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of December 31, 2018, plus 1-month LIBOR.

(8)
The term loan component of our credit facility matures June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of December 31, 2018, plus 1-month LIBOR.

(9)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, unsecured senior notes, secured note payable, revolving credit facility and term loan facility as of December 31, 2018 and 2017.

(10)
Deferred financing costs relate to our asset-backed securitizations, unsecured senior notes and term loan facility. Amortization of deferred financing costs was $5.8 million, $6.4 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, which has been included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

During the year ended December 31, 2018, the Company paid off the outstanding principal on the secured note payable of approximately $48.4 million, which resulted in $0.5 million of charges that were included in loss on early extinguishment of debt within the consolidated statements of operations. The payoff of the secured note payable also resulted in the release of the 572 homes pledged as collateral and $2.1 million of restricted cash for lender requirements. Also during 2018, the Company paid down $100.0 million on our term loan facility, which resulted in $0.9 million of charges related to the write-off of unamortized deferred financing costs that were included in loss on early extinguishment of debt within the consolidated statements of operations. During the year ended December 31, 2017, the Company paid off the outstanding principal on the AH4R 2014-SFR1 asset-backed securitization of

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

approximately $455.4 million using proceeds from the Class A common share offering in the first quarter of 2017 and available cash, which resulted in $6.6 million of charges primarily related to the write-off of unamortized deferred financing costs. The payoff of the AH4R 2014-SFR1 asset-backed securitization also resulted in the release of the 3,799 homes pledged as collateral and $9.4 million of restricted cash for lender requirements. During the year ended December 31, 2016, the Company paid off the ARP 2014-SFR1 asset-backed securitization using available cash and borrowings from our credit facilities, which resulted in a $10.7 million charge related to the write-off of the discount on the securitization. The payoff of the ARP 2014-SFR1 asset-backed securitization also resulted in the release of the 2,875 homes pledged as collateral and $10.1 million of restricted cash for lender requirements. Also during 2016, the Company terminated our previous credit facility, which resulted in $2.7 million of charges related to the write-off of unamortized deferred financing costs. The charges resulting from early extinguishment of debt were included in loss on early extinguishment of debt within the consolidated statements of operations.

Debt Maturities

The following table summarizes the contractual maturities of the Company's principal debt balances on a fully extended basis as of December 31, 2018 (in thousands):

2019	$20,714
2020	20,714
2021	20,714
2022	370,714
2023	20,714
Thereafter	2,388,940
Total debt	2,842,510
Unamortized discount and deferred financing costs (1)	(38,967)
Total debt per balance sheet	$2,803,543

(1)	Includes the unamortized discount of the unsecured senior notes and deferred financing costs, net.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Encumbered Properties

The following table displays the number of properties pledged as collateral for the Company's asset-backed securitization loans and secured note payable and the aggregate net book values as of December 31, 2018 and 2017 (in thousands, except property data):

	As of December 31, 2018		As of December 31, 2017
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
AH4R 2014-SFR2 securitization (1)	4,546	$611,279	4,481	$627,988
AH4R 2014-SFR3 securitization (2)	4,588	662,068	4,499	680,788
AH4R 2015-SFR1 securitization (3)	4,697	662,202	4,658	685,055
AH4R 2015-SFR2 securitization (4)	4,178	612,835	4,124	635,612
Secured note payable	—	—	572	71,868
Total encumbered properties	18,009	$2,548,384	18,334	$2,701,311

(1)
During the years ended December 31, 2018 and 2017, the Company substituted 65 and zero properties, respectively, and had zero and 3 properties that were disqualified for a total release price of $0.0 million and $0.4 million, respectively, which was used to pay down the principal balance on the loan.

(2)
During the years ended December 31, 2018 and 2017, the Company substituted 89 and zero properties, respectively, and had zero and 4 properties that were disqualified for a total release price of $0.0 million and $0.5 million, respectively, which was used to pay down the principal balance on the loan.

(3)
During the years ended December 31, 2018 and 2017, the Company substituted 39 and zero properties, respectively, and had zero and 2 properties that were disqualified for a total release price of $0.0 million and $0.2 million, respectively, which was used to pay down the principal balance on the loan.

(4)
During the year ended December 31, 2018, the Company substituted 55 properties and had 1 property that was disqualified for a total release price of $0.1 million, which was used to pay down the principal balance on the loan.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Unsecured Senior Notes

In February 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the "2028 Notes"). Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on August 15, 2018. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before offering costs of $1.9 million. The net proceeds from this issuance were used for general corporate purposes, including, without limitation, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes were initially guaranteed by American Residential Properties OP, L.P., (the “Guarantor Subsidiary”), a 100% owned subsidiary of the Operating Partnership, but such guarantee was automatically released during the fourth quarter of 2018 contemporaneously with the Guarantor Subsidiary's release of its guarantee of our credit facility. Including the effect of a cash flow hedging instrument settled in February 2018 (see Note 15), the 2028 Notes yield an effective interest rate of 4.08%.

Asset-backed Securitizations

General Terms

As of December 31, 2018, the Company has completed multiple asset-backed securitizations, all of which have certain general characteristics in common. The asset-backed securitization transactions resulted in newly-formed special purpose entities (the “Borrowers”), which entered into loans with third-party lenders. The Borrowers are each wholly owned by respective special purpose entities (the “Equity Owners”), which are wholly owned by the Operating Partnership. The loans were represented by promissory notes that were immediately transferred by the third-party lenders to subsidiaries of the Company and then to REMIC trusts in exchange for single-family rental pass-through certificates representing all the beneficial ownership interests in the respective loans and trusts. Upon receipt of the certificates, the subsidiaries sold the certificates to investors. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest. The loans require monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount of the loans.

The loans are secured by first priority mortgages on pools of single-family residential properties transferred to the Borrowers from the Company’s portfolio of properties. The Borrowers’ homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loans, the Borrowers’ properties may not generally be transferred, sold or otherwise securitized and the Company can substitute properties if a property owned by the Borrowers becomes a disqualified property under the terms of the loan or voluntarily with properties eligible for substitution, in limited circumstances, subject to the terms, conditions and limitations provided in the loan agreements. The loans are also secured by a security interest in all of the Borrowers’ personal property and a pledge of all of the assets of the Equity Owners, including a security interest in their membership interests in the Borrowers. The Company provides a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loans and all other obligations under the loan agreements in the event of insolvency or bankruptcy proceedings.

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

The loan agreements provide that the Borrowers maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreements define the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

service for the 12-month period following the date of determination. As of December 31, 2018 and 2017, the Company was in compliance with all covenants under the loan agreements.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Exchangeable Senior Notes, Net

In connection with the ARPI Merger on February 29, 2016 (see Note 11), the Company assumed $115.0 million of 3.25% exchangeable senior notes due November 15, 2018. The exchangeable senior notes were senior unsecured obligations of the Operating Partnership and ranked equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Interest was payable in arrears on May 15 and November 15 of each year, which began on May 15, 2016, until the maturity date. The Operating Partnership’s obligations under the exchangeable senior notes were fully and unconditionally guaranteed by a subsidiary of the Company. The exchangeable senior notes were subject to interest at a rate of 3.25% per annum and contained an exchange settlement feature, which provided that the exchangeable senior notes could, under certain circumstances, be exchangeable for cash, the Company's Class A common shares or a combination of cash and the Company's Class A common shares, at the option of the Operating Partnership, based on an initial exchange rate of 46.9423 shares of ARPI's common stock per $1,000 principal amount of the notes. The adjusted initial exchange rate would be 53.2795 of our Class A common shares per $1,000 principal amount of the notes, based on the 1.135 exchange ratio of ARPI shares to the Company's shares resulting from the ARPI Merger. The exchange rate as of November 15, 2018, at maturity, was 55.6688 of the Company's Class A common shares per $1,000 principal amount of the notes. The exchange rate was adjusted based on the Company's Class A common share price and distributions to common shareholders.

Prior to the close of business on the business day immediately preceding August 15, 2018, the notes were exchangeable at the option of the holders only under the following circumstances: (1) during any calendar quarter beginning after December 31, 2013 (and only during such quarter) if the closing sale price per share of our common stock was more than 130% of the then-current exchange price for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during the 5 consecutive business-day period following any 5 consecutive trading-day period in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing sale price per share of our common stock multiplied by the then-current exchange rate; or (3) upon the occurrence of specified corporate transactions described in the indenture. On or after August 15, 2018, the notes were exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date.

The fair value of the exchangeable senior notes, which was calculated using a binomial lattice model at the time of assumption, was $112.3 million, representing the $115.0 million face value less a discount of $2.7 million, which was amortized using the effective interest method over the term of the notes. The amount recorded to exchangeable senior notes, net at the time of assumption was $105.3 million, representing the fair value of $112.3 million, less the fair value of the exchange settlement feature of the notes of $7.0 million, which was calculated using a straight-debt rate of 6.7% at the time of assumption. The fair value of the exchange settlement feature was amortized using the effective interest method over the term of the notes.

The Operating Partnership elected the cash settlement option for settlement of the exchangeable senior notes, which resulted in an aggregate payment of $135.1 million to the holders of the notes at maturity on November 15, 2018, based on the sum of the daily exchange values of the Company’s Class A common shares for 40 consecutive trading days, beginning 42 trading days prior to maturity. The daily exchange values were calculated as the volume weighted average price of the Company’s Class A common shares multiplied by the current exchange rate for each of the trading days. $115.0 million of the total $135.1 million settlement consideration was allocated to the extinguishment of the liability component based on the fair value of the liability component immediately prior to extinguishment, which was equal to the carrying amount of the liability component. The remaining $20.1 million of settlement consideration was allocated to the reacquisition of the equity component and recognized as a reduction to additional paid-in capital within the Company's consolidated balance sheets and a reduction to general partner's common capital within the Operating Partnership's consolidated balance sheets.

Secured Note Payable

In December 2014, as part of the Company's bulk portfolio acquisition of 914 homes, (the "Ellington Portfolio Acquisition"), the Company assumed a $51.6 million secured note payable, which was secured by a first priority mortgage on 583 of the acquired homes, was subject to interest at 4.06%, had a maturity date of July 1, 2019, and contained certain required covenants, including a minimum debt service coverage ratio of 1.47 to 1.00. During the second quarter of 2018, the Company paid off the outstanding principal on the secured note payable of approximately $48.4 million, which resulted in $0.5 million of charges that were included in loss on early extinguishment of debt within the consolidated statements of operations.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Credit Facilities

During 2016, the Company entered into a $1.0 billion credit agreement, which was subsequently amended in June 2017. The amendment expanded our borrowing capacity on the revolving credit facility to $800.0 million and reduced the term loan facility to $200.0 million. The amendment also lowered our cost of borrowing and provides a more flexible borrowing structure. The interest rate on the revolving credit facility is, at the Company’s election, a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. Borrowings under the term loan facility accrue interest, at the Company’s election, at either a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%. In each case, the actual margin is determined based on the Company's credit ratings in effect from time to time. Based on current corporate ratings for LIBOR-based borrowings as of December 31, 2018, the revolving credit facility bears interest at 1-month LIBOR plus 1.20%, and the term loan facility bears interest at 1-month LIBOR plus 1.35%. The credit agreement includes an accordion feature allowing the revolving credit facility or the term loan facility to be increased to an aggregate amount not to exceed $1.75 billion, subject to certain conditions. The revolving credit facility matures on June 30, 2021, with two six-month extension options at the Company's election upon payment of an extension fee, and the term loan facility matures on June 30, 2022. No amortization payments are required on the term loan facility prior to the maturity date. The credit agreement requires that we maintain certain financial covenants. As of December 31, 2018, the Company had $250.0 million of outstanding borrowings against the revolving credit facility, $100.0 million of outstanding borrowings against the term loan facility and was in compliance with all loan covenants.

Interest Expense

The following table displays our total gross interest, which includes fees on our credit facilities and amortization of deferred financing costs, discounts on debt and the fair value of the exchange settlement feature of the exchangeable senior notes, and capitalized interest for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Gross interest cost	$129,571	$118,276	$133,137
Capitalized interest	(6,671)	(5,656)	(2,290)
Interest expense	$122,900	$112,620	$130,847

Note 8. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Accounts payable	$195	$1,726
Accrued property taxes	40,566	47,765
Other accrued liabilities	41,376	31,788
Accrued distribution payable	12,809	26,982
Accrued construction and maintenance liabilities	18,371	17,928
Resident security deposits	83,406	75,951
Prepaid rent	22,506	20,727
Total	$219,229	$222,867

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

Class A Common Shares / Units

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for AH4R's Class A common shares on a one-for-one basis. AH4R owned 84.3% and 83.8% of the total 351,966,447 and 342,099,865 Class A units outstanding as of December 31, 2018 and 2017, respectively.

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

During the first quarter of 2016, the Company issued 36,546,170 Class A common shares, $0.01 par value per share, in connection with the ARPI Merger. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the transaction consideration. During the first quarter of 2016, the Operating Partnership also issued 1,343,843 Class A units to certain former ARPI employees in connection with the ARPI Merger (see Note 11).

At-the-Market Common Share Offering Program
During the fourth quarter of 2016, the Company established an at-the-market common share offering program under which we were able to issue Class A common shares from time to time through various sales agents up to an aggregate of $400.0 million (the "Original At-the-Market Program"). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. During the year ended December 31, 2017, the Company issued and sold 2.0 million Class A common shares under the Original At-the-Market Program for gross proceeds of $46.2 million, or $22.74 per share, and net proceeds of $45.6 million, after commissions and other expenses of approximately $0.6 million. During the year ended December 31, 2016, the Company issued and sold 4.9 million Class A common shares for gross proceeds of $104.0 million, or $21.13 per share, and net proceeds of $102.8 million, after commissions and other expenses of approximately $1.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the share issuances. The Original At-the-Market Program was replaced during the third quarter of 2017 with an at-the-market common share offering program with a $500.0 million capacity with the same terms (the "At-the-Market Program"). As of December 31, 2018, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

During the third quarter of 2015, the Company announced that its board of trustees approved a share repurchase program (the "Original Share Repurchase Program") authorizing us to repurchase up to $300.0 million of our outstanding Class A common shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. This program was replaced during the first quarter of 2018 when the Company's board of trustees approved a new share repurchase program (the "Share Repurchase Program") with the same terms, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares. During the year ended December 31, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement basis, in accordance with the Share Repurchase Program at a weighted-average price of $19.36 per share and a total price of $34.9 million. During the year ended December 31, 2017, we did not repurchase or retire any of our Class A common shares. During the year ended December 31, 2016, we repurchased and retired 6.2 million of our Class A common shares, on a settlement date basis, in accordance with the Original Share Repurchase Program at a weighted-average price of $15.44 per share and a total price of $96.0 million. As of December 31, 2018, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the Share Repurchase Program.

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

Preferred Shares

As of December 31, 2018 and 2017, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				December 31, 2018		December 31, 2017
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Liquidation Value	Outstanding Shares	Liquidation Value (1)
Series C participating preferred shares (2)	N/A	N/A	N/A	—	$—	7,600,000	$218,236
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	268,750	10,750,000	268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	—	—
Total preferred shares				35,350,000	$883,750	38,350,000	$986,986

(1)
Liquidation value reflects initial liquidation value of $25.00 per share, which in the case of the Series C participating preferred shares was adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets.

(2)
All of the outstanding Series C participating preferred shares were converted into 10,848,827 Class A common shares on April 5, 2018, based on a conversion ratio of 1.4275 common shares per preferred share in accordance with the conversion terms in the Articles Supplementary.

Perpetual Preferred Shares / Units

Perpetual preferred shares represent non-voting preferred equity interests in the Company and entitle holders to a cumulative annual cash dividend equal to 6.5% for the Series D cumulative redeemable perpetual preferred shares ("Series D perpetual preferred shares"), 6.35% for the Series E cumulative redeemable perpetual preferred shares ("Series E perpetual preferred shares"), 5.875% for the Series F cumulative redeemable perpetual preferred shares ("Series F perpetual preferred shares"), 5.875% for the Series G cumulative redeemable perpetual preferred shares ("Series G perpetual preferred shares") and 6.25% for the Series H cumulative redeemable perpetual preferred shares ("Series H perpetual preferred shares"), which is applied to the liquidation preference at issuance of $25 per share. The Operating Partnership issues an equivalent number of corresponding perpetual preferred units for the given class to AH4R in exchange for the net proceeds from the share issuances. The Company may, at its option, redeem the perpetual preferred shares for cash, in whole or in part, from time to time, at any time on or after May 24, 2021, for the Series D perpetual preferred shares, June 29, 2021, for the Series E perpetual preferred shares, April 24, 2022, for the Series F perpetual preferred shares, July 17, 2022, for the Series G perpetual preferred shares and September 19, 2023, for the Series H perpetual preferred shares or within 120 days after the occurrence of a change in control at a redemption price equal to the $25 per share liquidation preference, plus any accumulated and unpaid dividends.

During the third quarter of 2018, the Company issued 4,600,000 6.25% Series H cumulative redeemable perpetual preferred shares in an underwritten public offering, raising gross proceeds of $115.0 million before offering costs of approximately $4.4 million,

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

with a liquidation preference of $25.00 per share. The Operating Partnership issued an equivalent number of the same class of perpetual preferred units to AH4R in exchange for the net proceeds from the share issuance.

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

Participating Preferred Shares / Units

Participating preferred shares represented non-voting preferred equity interests in the Company and entitled holders to a cumulative annual cash dividend equal to 5.0% for the Series A and B participating preferred shares and 5.5% for the Series C participating preferred shares of an initial liquidation preference of $25 per share. The Operating Partnership issued an equivalent number of corresponding participating preferred units to AH4R in exchange for the net proceeds from the share issuance. Any time between March 31, 2018, and March 31, 2021 (the "initial redemption period"), the Company had the option to redeem the Series C participating preferred shares for cash or Class A common shares, at a redemption price equal to the initial liquidation preference, adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets (the "HPA adjustment"). During the initial redemption period, the amount payable upon redemption was subject to a cap, such that the total internal rate of return, when considering the initial liquidation preference, the HPA adjustment and dividends up to, but excluding, the date of redemption, did not exceed 9.0%. Because the HPA adjustment meets the definition of a derivative under ASC 815, Derivatives and Hedging, and is not clearly and closely related to the economic characteristics and risks of the underlying preferred shares, the fair value of the HPA adjustment has been reflected as a liability in the consolidated balance sheets and is adjusted to fair value each period and included in remeasurement of participating preferred shares in the consolidated statements of operations (see Note 15).

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

Redemptions of Participating Preferred Shares / Units

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

Distributions

To qualify as a REIT, AH4R is required to distribute annually to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. AH4R intends to pay quarterly dividends to our shareholders; and the Operating Partnership intends to pay quarterly distributions to its unitholders, including AH4R, which distributions are, in the aggregate, approximately equal or exceed AH4R's REIT taxable income in the relevant year.

As a REIT we are required to distribute annually at least 90% of our REIT taxable income. We currently intend to distribute approximately 100% of our REIT taxable income. We expect to use our NOL to reduce our REIT taxable income in future years. As of December 31, 2018, AH4R had a NOL for U.S. federal income tax purposes of approximately $275.0 million. Once our NOL is fully used, we may be required to increase AH4R’s distributions to comply with REIT distribution requirements and our current policy of distributing approximately all of our REIT taxable income.

During the year ended December 31, 2018, the Company's board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $0.34 per share on our 5.5% Series C participating preferred shares (prior to their conversion to Class A common shares on April 5, 2018), $1.63 per share on our 6.5% Series D perpetual preferred shares, $1.59 per share on our 6.35% Series E perpetual preferred shares, $1.47 per share on our 5.875% Series F perpetual preferred shares, $1.47 per share on our 5.875% Series G perpetual preferred shares and $0.44 per share on our 6.25% Series H perpetual preferred shares, which represents the initial distribution on our 6.25% Series H perpetual preferred shares that was declared on November 1, 2018, and relates to the initial distribution period that commenced on and includes the original issuance date of September 19, 2018, through December 31, 2018. During the year ended December 31, 2017, the Company's board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $0.94 per share on our 5.0% Series A participating preferred shares (prior to their conversion to Class A common shares on October 3, 2017), $0.94 per share on our 5.0% Series B participating preferred shares (prior to their conversion to Class A common shares on October 3, 2017), $1.38 per share on our 5.5% Series C participating preferred shares, $1.63 per share on our 6.5% Series D perpetual preferred shares, $1.59 per share on our 6.35% Series E perpetual preferred shares, $1.01 per share on our 5.875% Series F perpetual preferred shares and $0.67 per share on our 5.875% Series G perpetual preferred shares. During the year ended December 31, 2016, the Company's board of trustees declared distributions that totaled $0.20 per share on our Class A and Class B common shares, $1.25 per share on our 5.0% Series A participating preferred shares, $1.25 per share on our 5.0% Series B participating preferred shares, $1.38 per share on our 5.5% Series C participating preferred shares, $0.98 per share on our 6.5% Series D perpetual preferred shares, $0.80 per share on our 6.35% Series E perpetual preferred shares, $0.07 per unit on our Series C convertible units (prior to their conversion to Class A units on February 28, 2016) and $0.11 per unit on our Series D convertible units (prior to their conversion to Class A units on September 30, 2016). The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Operating Partnership. Former AH LLC members owned 54,243,317 and 54,276,644, or approximately 15.4% and 15.9%, of the total 351,966,447 and 342,099,865 Class A units in the Operating Partnership as of December 31, 2018 and 2017, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 1,073,509, or approximately 0.3% of the total 351,966,447 and 342,099,865 Class A units in the Operating Partnership as of December 31, 2018 and 2017, respectively. Also included in noncontrolling interest as of December 31, 2017, was the outside ownership interest in a consolidated subsidiary of the Operating Partnership, which was liquidated during the second quarter of 2018.

The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company's consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Preferred income allocated to Series C convertible units	$—	$—	$3,027
Net income (loss) allocated to Class A units	4,424	(4,648)	(6,417)
Net income allocated to Series D convertible units	—	—	134
Beneficial conversion feature related to Series D and E convertible units	—	—	7,569
Net (loss) income allocated to noncontrolling interest in a consolidated subsidiary	(259)	141	(562)
	$4,165	$(4,507)	$3,751

Noncontrolling interest as reflected in the Operating Partnership's consolidated balance sheets consisted solely of the outside ownership interest in a consolidated subsidiary of the Operating Partnership, which was liquidated during the second quarter of 2018. Income and loss allocated to the Operating Partnership's noncontrolling interest is reflected in noncontrolling interest within the Operating Partnership's consolidated statements of operations. The Operating Partnership units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company's consolidated balance sheets are reflected as limited partner capital in the Operating Partnership's consolidated balance sheets.

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

During the year ended December 31, 2018, the Company granted stock options for 140,000 Class A common shares and 304,400 restricted stock units to certain employees of the Company. During the year ended December 31, 2017, the Company granted stock options for 385,200 Class A common shares and 174,400 restricted stock units to certain employees of the Company. During the year ended December 31, 2016, the Company granted stock options for 708,000 Class A common shares and 74,100 restricted stock units to certain employees of the Company.

All of the options and restricted stock units granted during the years ended December 31, 2018, 2017 and 2016, vest over a four-year service period, and the options expire 10 years from the date of grant. Noncash share-based compensation expense related to these options is based on the estimated fair value on the date of grant and is recognized in expense over the service period.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

The following table summarizes stock option activity under the Plan for the years ended December 31, 2018, 2017 and 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at December 31, 2015	2,484,400	$16.22	8.0	$1,225
Granted	708,000	14.15
Exercised	(196,000)	16.18		790
Forfeited	(169,900)	16.38
Options outstanding at December 31, 2016	2,826,500	$15.69	7.6	$14,956
Granted	385,200	23.38
Exercised	(74,000)	15.65		520
Forfeited	(85,250)	16.24
Options outstanding at December 31, 2017	3,052,450	$16.65	6.9	$16,421
Granted	140,000	19.40
Exercised	(769,875)	16.07		4,754
Forfeited	(170,300)	17.93
Options outstanding at December 31, 2018	2,252,275	$16.92	6.1	$7,713
Options exercisable at December 31, 2018	1,569,800	$16.21	5.4	$6,018

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Weighted-average fair value	$3.03	$3.82	$2.82
Expected term (years)	7.0	7.0	7.0
Dividend yield	3.0%	3.0%	3.0%
Volatility	18.9%	21.3%	27.3%
Risk-free interest rate	2.8%	2.2%	1.5%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Restricted stock units at beginning of period	243,875	130,150	91,650
Units awarded	304,400	174,400	74,100
Units vested	(80,125)	(42,475)	(27,250)
Units forfeited	(95,775)	(18,200)	(8,350)
Restricted stock units at end of the period	372,375	243,875	130,150

For the years ended December 31, 2018, 2017 and 2016, total non-cash share-based compensation expense related to stock options and restricted stock units was $3.4 million, $4.2 million and $3.6 million, respectively, of which $2.1 million, $2.6 million and $2.1 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $1.3 million, $1.6 million and $1.5 million, respectively, related to centralized and field property management employees and was included in property management expenses within the consolidated statements of operations.

As of December 31, 2018, there was a total unrecognized compensation cost of $1.4 million for unvested stock options and $5.6 million for unvested restricted stock units. The unrecognized compensation cost for unvested stock options and restricted stock units is expected to be recognized over a weighted-average period of 2.00 and 2.78 years, respectively.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 10. Related Party Transactions

As of December 31, 2018 and 2017, affiliates owned approximately 14.0% and 12.1%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 53,985,492 and 54,018,819 Class A units as of December 31, 2018 and 2017, respectively) an approximate 27.3% and 26.1% interest at December 31, 2018 and 2017, respectively.

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

American Homes 4 Rent

As of December 31, 2018, the Company had a $5.0 million payable related to accrued common distributions to affiliates and an unconsolidated joint venture, compared to a $4.7 million payable related to accrued common and preferred distributions to affiliates as of December 31, 2017, which were included in amounts payable to affiliates in the Company's consolidated balance sheets.

American Homes 4 Rent, L.P.

As of December 31, 2018, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates in the Operating Partnership's consolidated balance sheets, and had a $5.0 million payable related to accrued common distributions to affiliates and an unconsolidated joint venture, which was included in amounts payable to affiliates in the Operating Partnership's consolidated balance sheets. As of December 31, 2017, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates in the Operating Partnership's consolidated balance sheets, and had a $4.7 million payable related to accrued common and preferred distributions to affiliates, which was included in amounts payable to affiliates in the Operating Partnership's consolidated balance sheets.

Note 11. Acquisitions

2016 Acquisition

Merger with American Residential Properties, Inc.

On February 29, 2016, the Company completed a merger with American Residential Properties, Inc. ("ARPI"), in which ARPI merged with and into a wholly owned subsidiary of the Operating Partnership in a stock-for-stock transaction, with our subsidiary continuing as the surviving entity (the "ARPI Merger"). The purpose of this acquisition was to solidify our position as the largest public owner and operator of single-family rental properties, as of the acquisition date, increase scale and achieve operating synergies. ARPI’s portfolio was substantially similar to our own, met our high quality portfolio standards and the acquisition of their portfolio has allowed us to add density in key markets. As a result of the ARPI Merger, each holder of ARPI common stock received 1.135 of the Company's Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI’s operating partnership received 1.135 Class A units of the Operating Partnership. The Company issued 36,546,170 Class A common shares in connection with the ARPI Merger, for which the Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the transaction consideration. Additionally, the Operating Partnership issued 1,343,843 Class A units to certain former ARPI employees in connection with the ARPI Merger. The total Class A shares and units issued in connection with the ARPI Merger represented 12.7% of the total common units of the Operating Partnership, on a fully diluted basis assuming the conversion of convertible units into common units, as of the acquisition date. The equity transaction consideration of $530.5 million was calculated based on the 36,546,170 Class A common shares and 1,343,843 Class A units issued in connection with the ARPI Merger valued at the Company’s closing share price on the acquisition date of $14.00 per share. Transaction costs incurred by the Company related to the ARPI Merger totaled $5.8 million, of which $5.8 million and $1.6 million was incurred during the years ended December 31, 2016 and 2015, respectively.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company's computation of net income or loss per common share on a basic and diluted basis for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2018	2017	2016
Numerator:
Net income	$112,438	$76,492	$10,446
Less:
Noncontrolling interest	4,165	(4,507)	3,751
Dividends on preferred shares	52,586	60,718	40,237
Redemption of participating preferred shares	32,215	42,416	—
Allocation to participating securities (1)	85	—	—
Numerator for income (loss) per common share–basic and diluted	$23,387	$(22,135)	$(33,542)

Denominator:
Weighted-average common shares outstanding–basic	293,640,500	264,254,718	234,010,168
Effect of dilutive securities:
Share-based compensation plan (2)	627,830	—	—
Weighted-average common shares outstanding–diluted (3)	294,268,330	264,254,718	234,010,168

Net income (loss) per common share:
Basic	$0.08	$(0.08)	$(0.14)
Diluted	$0.08	$(0.08)	$(0.14)

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed vesting / exercise of restricted stock units and stock options.

(3)
The computation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, excludes an aggregate of zero, 17,084,135 and 32,914,593 potentially dilutive securities, respectively, which include a combination of participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods. The effect of the potential conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership's computation of net income or loss per common unit on a basic and diluted basis for the years ended December 31, 2018, 2017 and 2016 (in thousands, except unit and per unit data):

	For the Years Ended December 31,
	2018	2017	2016
Numerator:
Net income	$112,438	$76,492	$10,446
Less:
Noncontrolling interest	(259)	141	(562)
Dividends on preferred units	52,586	60,718	40,237
Redemption of participating preferred units	32,215	42,416	—
Allocation to participating securities (1)	85	—	—
Income allocated to Series C and D limited partners	—	—	10,730
Numerator for income (loss) per common unit–basic and diluted	$27,811	$(26,783)	$(39,959)

Denominator:
Weighted-average common units outstanding–basic	348,990,561	319,753,206	277,912,532
Effect of dilutive securities:
Share-based compensation plan (2)	627,830	—	—
Weighted-average common units outstanding–diluted (3)	349,618,391	319,753,206	277,912,532

Net income (loss) per common unit:
Basic	$0.08	$(0.08)	$(0.14)
Diluted	$0.08	$(0.08)	$(0.14)

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed vesting / exercise of restricted stock units and stock options.

(3)
The computation of diluted earnings per unit for the years ended December 31, 2018, 2017 and 2016, excludes an aggregate of zero, 17,084,135 and 32,914,593 potentially dilutive securities, respectively, which include a combination of participating preferred units, exchangeable senior notes, common units issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods.

Zero, zero and $0.61 of net income per basic and diluted unit were allocated to Series C convertible units during the years ended December 31, 2018, 2017 and 2016, respectively, and zero, zero and $1.32 of net income per basic and diluted unit were allocated to Series D convertible units during the years ended December 31, 2018, 2017 and 2016, respectively. There was no income or loss allocated to Series E convertible units during the years ended December 31, 2018, 2017 and 2016.

Note 13. Commitments and Contingencies

As part of our operations, we lease office space for our corporate and property management offices under non-cancelable operating lease agreements, which expire on various dates through 2024.

Rent expense related to our operating leases for the years ended December 31, 2018, 2017 and 2016, was as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Rent expense	$2,829	$2,614	$2,124
Less: income from subleases	(347)	(418)	(187)
Net rent expense	$2,482	$2,196	$1,937

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Future lease obligations under our operating leases as of December 31, 2018, were as follows (in thousands):

Year
2019	$2,011
2020	1,553
2021	688
2022	498
2023	126
Thereafter	15
Total lease commitments	4,891
Less: income from subleases	—
Net lease commitments	$4,891

As of December 31, 2018, the Company had commitments to acquire 88 single-family properties for an aggregate purchase price of $25.3 million, as well as $58.1 million in purchase commitments that relate to both third party developer agreements and land for our internal construction program. As of December 31, 2017, the Company had commitments to acquire 520 single-family properties for an aggregate purchase price of $128.1 million, as well as $24.0 million in purchase commitments that relate to both third party developer agreements and land for our internal construction program.

As of December 31, 2018 and 2017, the Company had sales in escrow for approximately 78 and 69 of our single-family properties, respectively, for aggregate selling prices of $13.6 million and $7.0 million, respectively.

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $1.3 million, $0.9 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

Radian Group Inc. (“Radian”), the indirect parent company of Green River Capital LLC (“GRC”), which has been a service provider that provided certain broker price opinions (“BPO”) to us, disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, that GRC had received a letter in March 2017 from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations” and requesting information from market participants. Radian disclosed that the letter asked GRC to provide information regarding BPOs that GRC provided on properties included in single family rental securitization transactions (“Securitizations”). On September 13, 2017, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations.” The letter enclosed a subpoena that requests the production of certain documents and communications related to our Securitizations, including, without limitation, those related to BPOs provided by GRC on properties included in Securitizations. The letter did not allege any violation of law and we cooperated with the SEC. On February 7, 2019, the staff of the SEC advised that the investigation was concluded without any further action with respect to the company.

On January 16, 2018, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “Trading in Silver Bay Realty Trust Corp.” The letter enclosed a subpoena that requested us to produce certain documents and communications, including those related to our communications and agreements with Silver Bay Realty Trust Corp. (“Silver Bay”), communications with Silver Bay’s financial advisor, and our purchases, sales and holdings of Silver Bay stock. We purchased Silver Bay stock in 2016 and 2017 and then sold all of our holdings in 2017 for a profit of approximately $3.0 million. We intend to continue to cooperate fully with the SEC in connection with this matter. We do not believe this matter will have a material adverse impact on our financial position or results of operations upon resolution.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 14. Noncash Transactions

On February 29, 2016, the Company completed the ARPI Merger in a stock-for-stock transaction. Each holder of ARPI common stock received 1.135 of the Company's Class A common shares for each share of ARPI common stock and each holder of limited partnership interests in ARPI's operating partnership received 1.135 Class A units of the Operating Partnership. The Company issued 36,546,170 Class A common shares in connection with the ARPI Merger, for which the Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the transaction consideration. Additionally, the Operating Partnership issued 1,343,843 Class A units to certain former ARPI employees in connection with the ARPI Merger. The total Class A units issued in connection with the ARPI Merger represented 12.7% of the total common units of the Operating Partnership, on a fully diluted basis assuming the conversion of convertible units into common units, as of the acquisition date (see Note 11).

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

The following table displays the carrying values and fair values of our debt instruments as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	491,195	494,820	496,326	504,730
AH4R 2014-SFR3 securitization	506,760	511,450	512,041	521,252
AH4R 2015-SFR1 securitization	532,197	534,666	537,723	544,592
AH4R 2015-SFR2 securitization	462,358	467,303	467,267	475,832
Total asset-backed securitizations (1)	1,992,510	2,008,239	2,013,357	2,046,406
Unsecured senior notes (1) (2)	497,454	479,730	—	—
Exchangeable senior notes (2)	—	—	111,697	147,462
Secured note payable (3)	—	—	48,859	49,027
Revolving credit facility (1) (4)	250,000	250,000	140,000	140,000
Term loan facility (1) (5)	100,000	100,000	200,000	200,000
Total debt	$2,839,964	$2,837,969	$2,513,913	$2,582,895

(1)
The carrying values of the asset-backed securitizations, unsecured senior notes, revolving credit facility and term loan facility exclude $31.0 million, $4.7 million, $6.9 million, and $0.8 million, respectively, of unamortized deferred financing costs as of December 31, 2018, and exclude $36.0 million, zero, $8.8 million and $2.0 million, respectively, of unamortized deferred financing costs as of December 31, 2017.

(2)	The carrying values of the unsecured senior notes and exchangeable senior notes are presented net of unamortized discounts.

(3)	The secured note payable was paid off in full during the second quarter of 2018.

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

Valuation of the participating preferred shares derivative liability considered scenarios in which the participating preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considered certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan statistical areas, or MSAs, as outlined in the agreement. The Series C participating preferred shares were redeemed through a conversion into Class A common shares on April 5, 2018, and the Series A and B participating preferred shares were redeemed through a conversion into Class A common shares on October 3, 2017 (see Note 9).

In October 2017, in anticipation of the issuance of the 2028 Notes and in order to hedge interest rate risk, the Operating Partnership entered into a treasury lock agreement on a notional amount of $350.0 million, based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and had a fair value of $0.1 million as of December 31, 2017, which was included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets, with a corresponding unrealized gain reflected in other comprehensive income. The treasury lock was settled upon the issuance of the 2028 Notes in February 2018 and resulted in a $9.6 million gain that was recorded in other comprehensive income and is being reclassified into earnings as a reduction of interest expense over the ten-year term of the 2028 Notes. The treasury lock is classified as Level 2 within the fair value hierarchy as its fair value was estimated using observable inputs, based on the 10-year treasury note rate.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

The following tables set forth the fair values of the participating preferred shares derivative liability and treasury lock as of December 31, 2018 and 2017 (in thousands):

Description	Fair Value Hierarchy	December 31, 2018	December 31, 2017
Assets:
Treasury lock	Level 2	$—	$75
Liabilities:
Participating preferred shares derivative liability	Level 3	$—	$29,470

The following tables present changes in the fair values of our Level 3 financial instruments that were measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the consolidated statements of operations for the years ended December 31, 2018 and 2017 (in thousands):

Description	January 1, 2018	Conversions	Remeasurement included in earnings	December 31, 2018
Liabilities:
Participating preferred shares derivative liability	$29,470	$(28,258)	$(1,212)	$—

Description	January 1, 2017	Conversions	Remeasurement included in earnings	December 31, 2017
Liabilities:
Participating preferred shares derivative liability	$69,810	$(37,499)	$(2,841)	$29,470

Note 16. Quarterly Financial Information (unaudited)

American Homes 4 Rent

The following table presents the Company's summarized quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2018
Rents from single-family properties	$218,023	$227,211	$231,324	$232,378
Net income	$21,525	$25,898	$30,281	$34,734
Net income (loss) attributable to common shareholders	$5,814	$(15,151)	$(15,177)	$17,632
Net income (loss) attributable to common shareholders per share–basic	$0.02	$(0.05)	$0.05	$0.06
Net income (loss) attributable to common shareholders per share–diluted	$0.02	$(0.05)	$0.05	$0.06

	Quarter
	First	Second	Third	Fourth
2017
Rents from single-family properties	$201,107	$204,648	$207,490	$210,778
Net income	$11,796	$15,066	$19,097	$30,533
Net (loss) income attributable to common shareholders	$(1,490)	$(186)	$1,535	$(21,994)
Net (loss) income attributable to common shareholders per share–basic	$(0.01)	$—	$0.01	$(0.08)
Net (loss) income attributable to common shareholders per share–diluted	$(0.01)	$—	$—	$(0.08)

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

American Homes 4 Rent, L.P.

The following table presents the Operating Partnership's summarized quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per unit data):

	Quarter
	First	Second	Third	Fourth
2018
Rents from single-family properties	$218,023	$227,211	$231,324	$232,378
Net income	$21,525	$25,898	$30,281	$34,734
Net income (loss) attributable to common unitholders	$6,939	$(18,053)	$18,058	$20,952
Net income (loss) attributable to common unitholders per unit–basic	$0.02	$(0.05)	$0.05	$0.06
Net income (loss) attributable to common unitholders per unit–diluted	$0.02	$(0.05)	$0.05	$0.06

	Quarter
	First	Second	Third	Fourth
2017
Rents from single-family properties	$201,107	$204,648	$207,490	$210,778
Net income	$11,796	$15,066	$19,097	$30,533
Net (loss) income attributable to common unitholders	$(1,829)	$(217)	$1,875	$(26,612)
Net (loss) income attributable to common unitholders per unit–basic	$(0.01)	$—	$0.01	$(0.08)
Net (loss) income attributable to common unitholders per unit–diluted	$(0.01)	$—	$—	$(0.08)

Note 17. Subsequent Events

Unsecured Senior Notes

In January 2019, the Operating Partnership issued $400.0 million of 4.90% unsecured senior notes with a maturity date of February 15, 2029 (the "2029 Notes"). Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2019. The Operating Partnership received net proceeds of $395.3 million from this issuance, after underwriting fees of approximately $2.6 million and a $2.1 million discount, and before estimated offering costs of $1.0 million. The Operating Partnership used the net proceeds from this issuance to repay amounts outstanding on our revolving credit facility and intends to use the remaining net proceeds for general corporate purposes, including, without limitation, acquisition of properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes. The 2029 Notes are the Operating Partnership's unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2029 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after November 15, 2028 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

Credit Facilities

From January 1, 2019, through February 22, 2019, the Company paid down $250.0 million under our revolving credit facility, resulting in no outstanding borrowings under our revolving credit facility and $100.0 million of outstanding borrowings under our term loan facility as of February 22, 2019.

Subsequent Acquisitions

From January 1, 2019, through February 22, 2019, the Company acquired approximately 154 properties for an aggregate purchase price of approximately $37.9 million, which included 25 homes developed through our internal construction program.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Subsequent Dispositions

From January 1, 2019, through February 22, 2019, the Company disposed of 61 properties for aggregate net proceeds of approximately $11.0 million.

Declaration of Dividends

On February 21, 2019, the Company's board of trustees declared quarterly dividends of $0.05 per share on the Company's Class A common shares, $0.05 per share on the Company's Class B common shares, $0.41 per share on the Company’s 6.5% Series D perpetual preferred shares, $0.40 per share on the Company’s 6.35% Series E perpetual preferred shares, $0.37 per share on the Company’s 5.875% Series F perpetual preferred shares, $0.37 per share on the Company’s 5.875% Series G perpetual preferred shares and $0.39 per share on the Company's 6.25% Series H perpetual preferred shares. The quarterly dividends are payable on April 1, 2019, to shareholders of record on March 15, 2019. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Total Cost as of December 31, 2018
Market	Number of Single-Family Homes	Gross Book Value of Encumbered Assets	Land	Buildings and Improvements	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation (1)	Net Cost Basis	Date of Acquisition
Albuquerque	212	$—	$6,485	$24,070	$3,719	$6,485	$27,789	$34,274	$(5,725)	$28,549	2013-2015
Atlanta	4,827	186,575	150,521	587,913	105,705	150,521	693,618	844,139	(92,257)	751,882	2012-2018
Augusta	228	—	6,471	26,122	4,228	6,471	30,350	36,821	(4,048)	32,773	2013-2017
Austin	866	34,959	29,050	113,686	16,273	29,050	129,959	159,009	(17,007)	142,002	2012-2018
Bay Area	117	—	8,140	22,809	2,181	8,140	24,990	33,130	(4,372)	28,758	2012-2014
Boise	438	7,645	15,986	53,793	6,220	15,986	60,013	75,999	(6,756)	69,243	2013-2018
Central Valley	147	—	5,554	18,068	2,394	5,554	20,462	26,016	(3,587)	22,429	2012-2016
Charleston	1,014	81,793	37,079	137,516	19,563	37,079	157,079	194,158	(20,659)	173,499	2012-2018
Charlotte	3,608	282,017	132,926	491,815	56,702	132,926	548,517	681,443	(70,200)	611,243	2012-2018
Cincinnati	1,993	232,960	61,824	243,959	39,488	61,824	283,447	345,271	(53,373)	291,898	2012-2017
Colorado Springs	22	—	903	2,932	702	903	3,634	4,537	(761)	3,776	2013
Columbia	43	—	1,004	5,600	690	1,004	6,290	7,294	(1,082)	6,212	2013-2014
Columbus	2,016	139,446	57,914	240,061	42,741	57,914	282,802	340,716	(40,664)	300,052	2012-2018
Corpus Christi	220	—	1,857	33,478	3,362	1,857	36,840	38,697	(2,419)	36,278	2016
Dallas-Fort Worth	4,406	284,099	113,431	520,446	88,809	113,431	609,255	722,686	(101,826)	620,860	2012-2018
Denver	787	—	42,121	165,369	20,293	42,121	185,662	227,783	(26,237)	201,546	2012-2018
Fort Myers	6	—	172	817	144	172	961	1,133	(152)	981	2012-2013
Greater Chicago area, IL and IN	2,046	182,493	62,619	248,970	54,119	62,619	303,089	365,708	(60,011)	305,697	2012-2016
Greensboro	706	52,672	20,156	90,715	10,550	20,156	101,265	121,421	(16,105)	105,316	2013-2018
Greenville	677	71,810	16,915	88,510	11,617	16,915	100,127	117,042	(17,492)	99,550	2013-2018
Houston	3,156	169,122	65,607	381,138	66,681	65,607	447,819	513,426	(71,348)	442,078	2012-2017
Indianapolis	2,890	292,927	76,727	306,062	55,718	76,727	361,780	438,507	(72,961)	365,546	2012-2016
Inland Empire	331	—	31,054	41,654	5,602	31,054	47,256	78,310	(5,479)	72,831	2012-2016
Jacksonville	2,147	60,297	64,202	256,607	45,478	64,202	302,085	366,287	(43,748)	322,539	2012-2018
Knoxville	401	17,169	13,196	63,292	5,923	13,196	69,215	82,411	(10,656)	71,755	2013-2017
Las Vegas	1,022	21,722	30,749	127,381	21,022	30,749	148,403	179,152	(29,233)	149,919	2011-2016
Memphis	674	16,853	21,378	76,791	12,798	21,378	89,589	110,967	(13,028)	97,939	2013-2018
Miami	218	3,553	3,337	26,238	5,678	3,337	31,916	35,253	(5,833)	29,420	2012-2016
Milwaukee	124	—	7,286	21,617	2,278	7,286	23,895	31,181	(4,935)	26,246	2013
Nashville	2,686	181,534	105,177	404,763	46,425	105,177	451,188	556,365	(63,577)	492,788	2012-2018
Oklahoma City	370	—	9,928	51,381	6,884	9,928	58,265	68,193	(8,112)	60,081	2012-2015
Orlando	1,705	46,044	61,248	207,515	32,916	61,248	240,431	301,679	(36,222)	265,457	2011-2018
Phoenix	3,086	55,457	132,322	349,070	48,106	132,322	397,176	529,498	(54,146)	475,352	2011-2018
Portland	261	24,290	19,099	37,317	2,661	19,099	39,978	59,077	(5,301)	53,776	2013-2018
Raleigh	2,058	211,240	70,455	272,134	32,192	70,455	304,326	374,781	(46,971)	327,810	2012-2018
Salt Lake City	1,338	156,579	79,857	208,170	31,465	79,857	239,635	319,492	(35,270)	284,222	2012-2018
San Antonio	1,038	58,804	31,498	113,695	19,910	31,498	133,605	165,103	(21,915)	143,188	2012-2018
Savannah/Hilton Head	842	41,692	27,265	108,093	13,246	27,265	121,339	148,604	(13,213)	135,391	2013-2018
Seattle	690	28,068	45,947	126,046	9,881	45,947	135,927	181,874	(12,513)	169,361	2012-2018
Tampa	2,170	45,624	79,686	298,996	42,697	79,686	341,693	421,379	(51,324)	370,055	2012-2018
Tucson	380	11,854	7,533	36,677	7,651	7,533	44,328	51,861	(10,082)	41,779	2011-2014
Winston Salem	817	42,681	19,235	95,974	10,353	19,235	106,327	125,562	(15,900)	109,662	2013-2018
Total	52,783	$3,041,979	$1,773,914	$6,727,260	$1,015,065	$1,773,914	$7,742,325	$9,516,239	$(1,176,500)	$8,339,739
(1)    The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was $9.6 billion as of December 31, 2018.
American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2018 (Continued)
(Amounts in thousands)
Change in Total Real Estate Assets

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$9,004,704	$8,214,566	$6,705,982
Acquisitions and building improvements	628,118	870,350	1,597,392
Dispositions	(101,153)	(68,759)	(77,916)
Write-offs	(9,572)	(6,773)	(5,922)
Impairment	(5,858)	(4,680)	(4,970)
Balance, end of period	$9,516,239	$9,004,704	$8,214,566

Change in Accumulated Depreciation

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$(939,724)	$(666,710)	$(416,044)
Depreciation (1)	(258,086)	(281,747)	(260,154)
Dispositions	11,738	1,960	3,566
Write-offs	9,572	6,773	5,922
Balance, end of period	$(1,176,500)	$(939,724)	$(666,710)

(1)	Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from 3 to 30 years.

Index of Exhibits

Exhibit Number	Exhibit Document

21.1	List of Subsidiaries of American Homes 4 Rent and American Homes 4 Rent, L.P.

23.1	Consent of independent registered public accounting firm of American Homes 4 Rent and American Homes 4 Rent, L.P.

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Agoura Hills, state of California on February 22, 2019.

AMERICAN HOMES 4 RENT
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 22, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ DAVID P. SINGELYN
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ CHRISTOPHER C. LAU
Christopher C. Lau Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ B. WAYNE HUGHES
B. Wayne Hughes (Non-Executive Chairman)

By:	/s/ JOHN CORRIGAN
John Corrigan Chief Operating Officer and Trustee (Trustee)

By:	/s/ DANN V. ANGELOFF
Dann V. Angeloff (Trustee)

By:	/s/ DOUGLAS N. BENHAM
Douglas N. Benham (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW J. HART
Matthew J. Hart (Trustee)

By:	/s/ JAMES H. KROPP
James H. Kropp (Trustee)

By:	/s/ WINIFRED WEBB
Winifred Webb (Trustee)

By:	/s/ JAY WILLOUGHBY
Jay Willoughby (Trustee)

By:	/s/ KENNETH WOOLLEY
Kenneth Woolley (Trustee)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Agoura Hills, state of California on February 22, 2019.

AMERICAN HOMES 4 RENT, L.P.
By:	American Homes 4 Rent, its sole general partner
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 22, 2019, by the following persons on behalf of American Homes 4 Rent, as sole general partner of American Homes 4 Rent, L.P., the registrant and in the capacities indicated.

By:	/s/ DAVID P. SINGELYN
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ CHRISTOPHER C. LAU
Christopher C. Lau Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ B. WAYNE HUGHES
B. Wayne Hughes (Non-Executive Chairman)

By:	/s/ JOHN CORRIGAN
John Corrigan Chief Operating Officer and Trustee (Trustee)

By:	/s/ DANN V. ANGELOFF
Dann V. Angeloff (Trustee)

By:	/s/ DOUGLAS N. BENHAM
Douglas N. Benham (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW J. HART
Matthew J. Hart (Trustee)

By:	/s/ JAMES H. KROPP
James H. Kropp (Trustee)

By:	/s/ WINIFRED WEBB
Winifred Webb (Trustee)

By:	/s/ JAY WILLOUGHBY
Jay Willoughby (Trustee)

By:	/s/ KENNETH WOOLLEY
Kenneth Woolley (Trustee)