Form 10-Q
period 2019-03-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2019-05-03
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

30601 Agoura Road, Suite 200
Agoura Hills, California 91301
(Address of principal executive offices) (Zip Code)

(805) 413-5300
(Registrant’s telephone number, including area code)

Title of each class	Trading symbol	Name of each exchange on which registered

Class A common shares of beneficial interest, $.01 par value	AMH	New York Stock Exchange

Series D perpetual preferred shares of beneficial interest, $.01 par value	AMH-D	New York Stock Exchange

Series E perpetual preferred shares of beneficial interest, $.01 par value	AMH-E	New York Stock Exchange

Series F perpetual preferred shares of beneficial interest, $.01 par value	AMH-F	New York Stock Exchange

Series G perpetual preferred shares of beneficial interest, $.01 par value	AMH-G	New York Stock Exchange

Series H perpetual preferred shares of beneficial interest, $.01 par value	AMH-H	New York Stock Exchange

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
American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 299,082,222 shares of American Homes 4 Rent's Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent's Class B common shares, $0.01 par value per share, outstanding on April 30, 2019.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019, of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or “the General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to “the Operating Partnership,” “our operating partnership” or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to “the Company,” “we,” “our,” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of March 31, 2019, owned an approximate 84.4% common partnership interest in, the Operating Partnership. The remaining 15.6% common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

The Company believes it is important to understand the few differences between AH4R and the Operating Partnership in the context of how AH4R and the Operating Partnership operate as a consolidated company. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended (the “Agreement of Limited Partnership”), OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (“AH4R” or “the General Partner”) and of American Homes 4 Rent, L.P. (“the Operating Partnership,” “our operating partnership,” or “the OP”) including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future operations, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A.”Risk Factors”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Single-family properties:
Land	$1,729,528	$1,713,496
Buildings and improvements	7,561,372	7,483,600
	9,290,900	9,197,096
Less: accumulated depreciation	(1,250,323)	(1,176,499)
Single-family properties in operation, net	8,040,577	8,020,597
Single-family properties under development and development land	205,046	153,651
Single-family properties held for sale, net	297,317	318,327
Total real estate assets, net	8,542,940	8,492,575
Cash and cash equivalents	154,584	30,284
Restricted cash	158,163	144,930
Rent and other receivables, net	32,813	29,027
Escrow deposits, prepaid expenses and other assets	145,940	146,034
Deferred costs and other intangibles, net	10,653	12,686
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,191,038	$9,001,481

Liabilities
Revolving credit facility	$—	$250,000
Term loan facility, net	99,286	99,232
Asset-backed securitizations, net	1,957,200	1,961,511
Unsecured senior notes, net	887,439	492,800
Accounts payable and accrued expenses	266,797	219,229
Amounts payable to affiliates	4,944	4,967
Total liabilities	3,215,666	3,027,739

Commitments and contingencies

Equity
Shareholders’ equity:
Class A common shares, $0.01 par value per share, 450,000,000 shares authorized, 296,592,376 and 296,014,546 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,966	2,960
Class B common shares, $0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2019 and December 31, 2018	6	6
Preferred shares, $0.01 par value per share, 100,000,000 shares authorized, 35,350,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	354	354
Additional paid-in capital	5,739,162	5,732,466
Accumulated deficit	(489,820)	(491,214)
Accumulated other comprehensive income	7,202	7,393
Total shareholders’ equity	5,259,870	5,251,965
Noncontrolling interest	715,502	721,777
Total equity	5,975,372	5,973,742

Total liabilities and equity	$9,191,038	$9,001,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Rents and other single-family property revenues	$277,694	$256,663
Other	1,510	1,341
Total revenues	279,204	258,004

Expenses:
Property operating expenses	106,684	100,987
Property management expenses	20,709	18,987
General and administrative expense	9,435	9,231
Interest expense	31,915	29,301
Acquisition fees and costs expensed	834	1,311
Depreciation and amortization	81,161	79,303
Other	1,024	827
Total expenses	251,762	239,947

Gain on sale of single-family properties and other, net	5,649	2,256
Remeasurement of participating preferred shares	—	1,212

Net income	33,091	21,525

Noncontrolling interest	3,026	1,114
Dividends on preferred shares	13,782	14,597

Net income attributable to common shareholders	$16,283	$5,814

Weighted-average shares outstanding:
Basic	296,833,755	286,183,429
Diluted	297,444,941	286,727,863

Net income attributable to common shareholders per share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$33,091	$21,525
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(241)	(120)
Other comprehensive (loss) income	(241)	9,433
Comprehensive income	32,850	30,958
Comprehensive income attributable to noncontrolling interests	2,988	2,643
Dividends on preferred shares	13,782	14,597
Comprehensive income attributable to common shareholders	$16,080	$13,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2017	286,114,637	$2,861	635,075	$6	38,350,000	$384	$5,600,256	$(453,953)	$75	$5,149,629	$726,195	$5,875,824

Share-based compensation	—	—	—	—	—	—	975	—	—	975	—	975

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	59,187	1	—	—	—	—	(409)	—	—	(408)	—	(408)

Repurchase of Class A common shares	(1,804,163)	(18)	—	—	—	—	(34,951)	—	—	(34,969)	—	(34,969)

Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(14,597)	—	(14,597)	—	(14,597)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(2,768)	(2,768)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(14,365)	—	(14,365)	—	(14,365)

Net income	—	—	—	—	—	—	—	20,411	—	20,411	1,114	21,525

Total other comprehensive income	—	—	—	—	—	—	—	—	9,433	9,433	—	9,433

Balances at March 31, 2018	284,369,661	$2,844	635,075	$6	38,350,000	$384	$5,565,871	$(462,504)	$9,508	$5,116,109	$724,541	$5,840,650

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity

Balances at December 31, 2018	296,014,546	$2,960	635,075	$6	35,350,000	$354	$5,732,466	$(491,214)	$7,393	$5,251,965	$721,777	$5,973,742

Share-based compensation	—	—	—	—	—	—	952	—	—	952	—	952

Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	77,830	1	—	—	—	—	(761)	—	—	(760)	—	(760)

Redemptions of Class A units	500,000	5	—	—	—	—	6,505	—	12	6,522	(6,522)	—

Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(2,741)	(2,741)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(14,889)	—	(14,889)	—	(14,889)

Net income	—	—	—	—	—	—	—	30,065	—	30,065	3,026	33,091

Total other comprehensive income (loss)	—	—	—	—	—	—	—	—	(203)	(203)	(38)	(241)

Balances at March 31, 2019	296,592,376	$2,966	635,075	$6	35,350,000	$354	$5,739,162	$(489,820)	$7,202	$5,259,870	$715,502	$5,975,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$33,091	$21,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,161	79,303
Noncash amortization of deferred financing costs	1,956	1,900
Noncash amortization of discounts on debt instruments	95	935
Noncash amortization of cash flow hedging instrument	(241)	(120)
Noncash share-based compensation	952	975
Provision for bad debt	1,768	2,000
Remeasurement of participating preferred shares	—	(1,212)
Equity in net earnings of unconsolidated ventures	26	(314)
Net gain on sale of single-family properties and other	(5,649)	(2,256)
Loss on impairment of single-family properties	504	700
Other changes in operating assets and liabilities:
Rent and other receivables	(5,569)	(3,886)
Prepaid expenses and other assets	(1,096)	(13,476)
Deferred leasing costs	(999)	(2,723)
Accounts payable and accrued expenses	42,010	29,150
Amounts payable to affiliates	(73)	(10)
Net cash provided by operating activities	147,936	112,491

Investing activities
Cash paid for single-family properties	(57,740)	(149,674)
Change in escrow deposits for purchase of single-family properties	(870)	(4,115)
Net proceeds received from sales of single-family properties and other	32,919	11,967
Proceeds received from hurricane-related insurance claims	—	4,000
Distributions from joint ventures	282	1,230
Initial renovations to single-family properties	(9,727)	(20,400)
Recurring and other capital expenditures for single-family properties	(15,703)	(11,167)
Cash paid for development activity	(79,990)	—
Other purchases of productive assets	(40)	(53,472)
Net cash used for investing activities	(130,869)	(221,631)

Financing activities
Repurchase of Class A common shares	—	(34,969)
Share-based compensation (payments) proceeds, net	(770)	(414)
Payments on asset-backed securitizations	(5,556)	(5,312)
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	(250,000)	(240,000)
Payments on secured note payable	—	(255)
Proceeds from unsecured senior notes, net of discount	397,944	497,210
Settlement of cash flow hedging instrument	—	9,628
Distributions to noncontrolling interests	(2,748)	(5,457)
Distributions to common shareholders	(14,832)	(14,337)
Distributions to preferred shareholders	—	(14,597)
Deferred financing costs paid	(3,572)	(5,025)
Net cash provided by financing activities	120,466	286,472

Net increase in cash, cash equivalents and restricted cash	137,533	177,332
Cash, cash equivalents and restricted cash, beginning of period	175,214	182,823
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$312,747	$360,155

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(32,042)	$(22,690)

Supplemental schedule of noncash investing and financing activities
Accrued property acquisitions, renovations and development expenditures	$6,769	$9,375
Transfers of completed homebuilding deliveries to properties	$23,055	$8,693
Accrued distributions to affiliates	$4,768	$(2,719)
Accrued distributions to non-affiliates	$26,633	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Single-family properties:
Land	$1,729,528	$1,713,496
Buildings and improvements	7,561,372	7,483,600
	9,290,900	9,197,096
Less: Accumulated depreciation	(1,250,323)	(1,176,499)
Single-family properties in operation, net	8,040,577	8,020,597
Single-family properties under development and development land	205,046	153,651
Single-family properties held for sale, net	297,317	318,327
Total real estate assets, net	8,542,940	8,492,575
Cash and cash equivalents	154,584	30,284
Restricted cash	158,163	144,930
Rent and other receivables, net	32,813	29,027
Escrow deposits, prepaid expenses and other assets	145,641	145,807
Amounts due from affiliates	25,965	25,893
Deferred costs and other intangibles, net	10,653	12,686
Goodwill	120,279	120,279
Total assets	$9,191,038	$9,001,481

Liabilities
Revolving credit facility	$—	$250,000
Term loan facility, net	99,286	99,232
Asset-backed securitizations, net	1,957,200	1,961,511
Unsecured senior notes, net	887,439	492,800
Accounts payable and accrued expenses	266,797	219,229
Amounts payable to affiliates	4,944	4,967
Total liabilities	3,215,666	3,027,739

Commitments and contingencies

Capital
General partner:
Common units (297,227,451 and 296,649,621 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	4,398,233	4,390,137
Preferred units (35,350,000 units issued and outstanding at March 31, 2019 and December 31, 2018)	854,435	854,435
	5,252,668	5,244,572
Limited partner:
Common units (54,816,826 and 55,316,826 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	714,159	720,384
Accumulated other comprehensive income	8,545	8,786
Total capital	5,975,372	5,973,742

Total liabilities and capital	$9,191,038	$9,001,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Rents and other single-family property revenues	$277,694	$256,663
Other	1,510	1,341
Total revenues	279,204	258,004

Expenses:
Property operating expenses	106,684	100,987
Property management expenses	20,709	18,987
General and administrative expense	9,435	9,231
Interest expense	31,915	29,301
Acquisition fees and costs expensed	834	1,311
Depreciation and amortization	81,161	79,303
Other	1,024	827
Total expenses	251,762	239,947

Gain on sale of single-family properties and other, net	5,649	2,256
Remeasurement of participating preferred units	—	1,212

Net income	33,091	21,525

Noncontrolling interest	—	(11)
Preferred distributions	13,782	14,597

Net income attributable to common unitholders	$19,309	$6,939

Weighted-average common units outstanding:
Basic	352,000,581	341,533,582
Diluted	352,611,767	342,078,016

Net income attributable to common unitholders per unit:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$33,091	$21,525
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(241)	(120)
Other comprehensive (loss) income	(241)	9,433
Comprehensive income	32,850	30,958
Comprehensive income (loss) attributable to noncontrolling interests	—	(11)
Preferred distributions	13,782	14,597
Comprehensive income attributable to common unitholders	$19,068	$16,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total partners' capital	Noncontrolling interest	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of Units	Amount		Number of Units	Amount

Balances at December 31, 2017	286,749,712	$4,248,236	$901,318	55,350,153	$727,544	$75	$5,877,173	$(1,349)	$5,875,824

Share-based compensation	—	975	—	—	—	—	975	—	975

Common units issued under share-based compensation plans, net of units withheld for employee taxes	59,187	(408)	—	—	—	—	(408)	—	(408)

Repurchases of Class A units	(1,804,163)	(34,969)	—	—	—	—	(34,969)	—	(34,969)

Distributions to capital holders:
Preferred units (Note 10)	—	—	(14,597)	—	—	—	(14,597)	—	(14,597)
Common units ($0.05 per unit)	—	(14,365)	—	—	(2,768)	—	(17,133)	—	(17,133)

Net income	—	5,814	14,597	—	1,125	—	21,536	(11)	21,525

Total other comprehensive income	—	—	—	—	—	9,433	9,433	—	9,433

Balances at March 31, 2018	285,004,736	$4,205,283	$901,318	55,350,153	$725,901	$9,508	$5,842,010	$(1,360)	$5,840,650

American Homes 4 Rent, L.P.
Condensed Consolidated Statement of Capital (continued)
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total partners' capital	Noncontrolling interest	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of Units	Amount		Number of Units	Amount

Balances at December 31, 2018	296,649,621	$4,390,137	$854,435	55,316,826	$720,384	$8,786	$5,973,742	$—	$5,973,742

Share-based compensation	—	952	—	—	—	—	952	—	952

Common units issued under share-based compensation plans, net of units withheld for employee taxes	77,830	(760)	—	—	—	—	(760)	—	(760)

Redemptions of Class A units	500,000	6,510	—	(500,000)	(6,510)	—	—	—	—

Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)	—	(13,782)
Common units ($0.05 per unit)	—	(14,889)	—	—	(2,741)	—	(17,630)	—	(17,630)

Net income	—	16,283	13,782	—	3,026	—	33,091	—	33,091

Total other comprehensive income	—	—	—	—	—	(241)	(241)	—	(241)

Balances at March 31, 2019	297,227,451	$4,398,233	$854,435	54,816,826	$714,159	$8,545	$5,975,372	$—	$5,975,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$33,091	$21,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,161	79,303
Noncash amortization of deferred financing costs	1,956	1,900
Noncash amortization of discounts on debt instruments	95	935
Noncash amortization of cash flow hedging instrument	(241)	(120)
Noncash share-based compensation	952	975
Provision for bad debt	1,768	2,000
Remeasurement of participating preferred units	—	(1,212)
Equity in net earnings of unconsolidated ventures	26	(314)
Net gain on sale of single-family properties and other	(5,649)	(2,256)
Loss on impairment of single-family properties	504	700
Other changes in operating assets and liabilities:
Rent and other receivables	(5,569)	(3,886)
Prepaid expenses and other assets	(1,096)	(13,476)
Deferred leasing costs	(999)	(2,723)
Accounts payable and accrued expenses	42,010	29,150
Amounts payable to affiliates	(73)	(10)
Net cash provided by operating activities	147,936	112,491

Investing activities
Cash paid for single-family properties	(57,740)	(149,674)
Change in escrow deposits for purchase of single-family properties	(870)	(4,115)
Net proceeds received from sales of single-family properties and other	32,919	11,967
Proceeds received from hurricane-related insurance claims	—	4,000
Distributions from joint ventures	282	1,230
Initial renovations to single-family properties	(9,727)	(20,400)
Recurring and other capital expenditures for single-family properties	(15,703)	(11,167)
Cash paid for development activity	(79,990)	—
Other purchases of productive assets	(40)	(53,472)
Net cash used for investing activities	(130,869)	(221,631)

Financing activities
Repurchase of Class A common units	—	(34,969)
Share-based compensation (payments) proceeds, net	(770)	(414)
Payments on asset-backed securitizations	(5,556)	(5,312)
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	(250,000)	(240,000)
Payments on secured note payable	—	(255)
Proceeds from unsecured senior notes, net of discount	397,944	497,210
Settlement of cash flow hedging instrument	—	9,628
Distributions to common unitholders	(17,580)	(19,794)
Distributions to preferred unitholders	—	(14,597)
Deferred financing costs paid	(3,572)	(5,025)
Net cash provided by financing activities	120,466	286,472

Net increase in cash, cash equivalents and restricted cash	137,533	177,332
Cash, cash equivalents and restricted cash, beginning of period	175,214	182,823
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$312,747	$360,155

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(32,042)	$(22,690)

Supplemental schedule of noncash investing and financing activities
Accrued property acquisitions, renovations and development expenditures	$6,769	$9,375
Transfers of completed homebuilding deliveries to properties	$23,055	$8,693
Accrued distributions to affiliates	$4,768	$(2,719)
Accrued distributions to non-affiliates	$26,633	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R") is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012, for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership,” our “operating partnership” or the “OP”) is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” "our," and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of March 31, 2019, the Company held 52,923 single-family properties in 22 states, including 1,793 properties classified as held for sale, compared to 52,783 single-family properties in 22 states, including 1,945 properties classified as held for sale, as of December 31, 2018.

AH4R is the general partner of, and as of March 31, 2019, owned an approximate 84.4% common partnership interest in, the Operating Partnership with the remaining 15.6% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets forth principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessors and lessees). Lessor accounting remains similar to lessor accounting under previous guidance while aligning with the FASB's revised revenue recognition guidance for non-lease components of lease agreements. The new guidance requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. The new guidance also requires lessees and lessors to capitalize, as initial direct costs, only those costs incurred due to the execution of a lease. Other costs previously capitalized under ASC 840, including indirect leasing costs, are expensed as incurred. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if the non-lease components would otherwise be accounted for under the new revenue recognition standard and both the timing and pattern of transfer are the same for the non-lease components and associated lease component and, if accounted for separately, the lease component would be classified as an operating lease. As issued, ASU No. 2016-02 required modified retrospective application for all leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. ASU No. 2018-11 simplifies the transition requirements by providing companies an option to initially apply the new lease requirements as of the date of adoption and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which allows lessors to make an accounting policy election to exclude sales taxes and other similar taxes on lease transactions from lease revenue and the associated expense and requires lessors to exclude costs paid directly by lessees to third parties on the lessor’s behalf from lease revenue. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted.

The Company adopted this guidance (the “new lease accounting standard”) effective January 1, 2019. As part of our accounting policy for the new guidance, the Company elected the simplified transition requirements provided by ASU No. 2018-11 and applied the new lease accounting standard beginning January 1, 2019. Comparative periods are not restated. We also elected the package of practical expedients which permits the Company to not reevaluate whether existing contracts contain leases, to not reevaluate existing leases for lease classification and to not reassess initial direct costs previously capitalized prior to the adoption of the new guidance. As a result of our accounting policy elections, the Company did not recognize a cumulative effect adjustment on January 1, 2019. The new guidance affects our policy for capitalizing initial direct costs. Had the Company adopted new guidance during the three months ended March 31, 2018, the Company would have expensed an additional $1.6 million of indirect leasing costs that were capitalized under the previous guidance. The Company classifies our single-family property leases as operating leases and elects to not separate the lease component, comprised of rents from single-family properties, from the associated non-lease component, comprised of fees from single-family properties and tenant charge-backs. The combined component is accounted for under the new lease accounting standard while certain tenant charge-backs are accounted for as variable payments under the revenue accounting guidance. As a result of the new guidance, the Company reclassified previously reported rents from single-family properties, fees from single-family properties and tenant charge-backs to rents and other single-family property revenues within the consolidated statements of operations. Beginning January 1, 2019, the Company also reclassified bad debt expense from property operating expenses to rents and other single-family property revenues within the consolidated statements of operations; previously reported property operating expenses were not restated. As a lessee, the Company recognized $4.8 million of lease liabilities and corresponding right-of-use assets on January 1, 2019, for office space we lease at our corporate headquarters in Agoura Hills, CA and at our field offices.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. The guidance is effective for the Company in annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on our financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company's and the Operating Partnership's condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	March 31,
	2019	2018
Balance Sheet:
Cash and cash equivalents	$154,584	$203,883
Restricted cash	158,163	156,272
Statement of Cash Flows:
Cash, cash equivalents and restricted cash	$312,747	$360,155

Note 4. Real Estate Assets, Net

The net book value of real estate assets consisted of the following as of March 31, 2019, and December 31, 2018 (in thousands, except property data):

	March 31, 2019	December 31, 2018
Occupied single-family properties	$7,628,516	$7,448,330
Single-family properties recently acquired	99,899	212,870
Single-family properties in turnover process	231,861	294,093
Single-family properties leased, not yet occupied	80,301	65,304
Single-family properties in operation, net	8,040,577	8,020,597
Development land	140,583	97,207
Single-family properties under development	64,463	56,444
Single-family properties held for sale	297,317	318,327
Total real estate assets, net	$8,542,940	$8,492,575

Single-family properties in operation, net as of March 31, 2019, and December 31, 2018, included $3.9 million and $5.9 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $76.8 million and $75.4 million for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, the Company sold 180 homes, which generated total net proceeds of $32.6 million and resulted in a net gain on sale of $5.6 million, and sold land which generated total net proceeds of $0.3 million and resulted in a net gain on sale of $0.1 million. During the three months ended March 31, 2018, the Company sold 103 homes which generated total net proceeds of $11.5 million and resulted in a net gain on sale of $2.1 million.

Rents and other single-family property revenues consisted of the following for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Rents from single-family properties (1)	$277,694	$218,023
Fees from single-family properties	—	2,833
Tenant charge-backs	—	35,807
Rents and other single-family property revenues	$277,694	$256,663

(1)
For the three months ended March 31, 2019, rents from single-family properties included $40.0 million of variable lease payments for tenant charge-backs, which are primarily related to cost recoveries on utilities, as well as $3.0 million of variable lease payments for fees from single-family properties.

Note 5. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $9.8 million and $8.6 million as of March 31, 2019, and December 31, 2018, respectively. Also included in rent and other receivables, net, is $4.9 million of hurricane-related insurance claims receivable and $0.4 million of non-tenant receivables as of March 31, 2019, compared to $4.9 million of hurricane-related insurance claims receivable as of December 31, 2018.

The Company generally rents our single-family properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under existing leases on our properties as of March 31, 2019 and December 31, 2018, were as follows (in thousands):

	March 31, 2019	December 31, 2018
2019	$414,344	$446,745
2020	45,114	4,857
2021	1,235	251
2022	128	98
2023	19	19
Thereafter	5	—
Total	$460,845	$451,970

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes escrow deposits, prepaid expenses and other assets as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Escrow deposits, prepaid expenses and other	$45,532	$44,654
Investments in joint ventures	56,378	56,789
Commercial real estate, vehicles and FF&E, net	44,030	44,591
Total	$145,940	$146,034

In August 2018, the Operating Partnership entered into a $156.3 million joint venture with a leading institutional investor for the purpose of developing, leasing and operating newly constructed single-family rental homes located in select submarkets in the Southeast. The initial term of the joint venture is five years, during which the Company is entitled to a proportionate share of the joint venture’s cash flows based on our 20% ownership interest, along with an opportunity for a promoted interest, and also receives fees for services the Company provides to the joint venture. In evaluating the Company’s 20% ownership interest in the joint venture, we concluded that the joint venture is not a variable interest entity after applying the variable interest model and, therefore, we account for our interest in the joint venture as an investment in an unconsolidated subsidiary after applying the voting interest model using the equity method of accounting. As of March 31, 2019, and December 31, 2018, the balance of the Company’s investment in the joint venture was $17.9 million and $18.0 million, respectively, which is included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets.

Note 7. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Deferred leasing costs	$9,741	$11,912
Deferred financing costs	11,244	11,246
Intangible assets:
Database	2,100	2,100
	23,085	25,258
Less: accumulated amortization	(12,432)	(12,572)
Total	$10,653	$12,686

Amortization expense related to deferred leasing costs, the value of in-place leases, trademark and database was $2.5 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively, and was included in depreciation and amortization within the condensed consolidated statements of operations. Deferred financing costs that relate to our revolving credit facility are included in deferred costs and other intangibles, net within the condensed consolidated balance sheets. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million for the three months ended March 31, 2019 and 2018 and was included in gross interest, prior to interest capitalization (see Note 8).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2019, for future periods (in thousands):

Year	Deferred Leasing Costs	Deferred Financing Costs	Database	Total
Remaining 2019	$3,836	$1,479	$225	$5,540
2020	80	1,969	132	2,181
2021	—	1,964	—	1,964
2022	—	968	—	968
Total	$3,916	$6,380	$357	$10,653

Note 8. Debt

All of the Company's indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of March 31, 2019, and December 31, 2018 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2019	December 31, 2018
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$489,801	$491,195
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	505,439	506,760
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	530,816	532,197
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	460,897	462,358
Total asset-backed securitizations			1,986,953	1,992,510
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	—
Revolving credit facility (5)	3.69%	June 30, 2022	—	250,000
Term loan facility (6)	3.84%	June 30, 2022	100,000	100,000
Total debt (7)			2,986,953	2,842,510
Unamortized discounts on unsecured senior notes			(4,506)	(2,546)
Deferred financing costs, net (8)			(38,522)	(36,421)
Total debt per balance sheet			$2,943,925	$2,803,543

(1)	Interest rates are as of March 31, 2019. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2015-SFR1 securitization has a maturity date of April 9, 2045, with an anticipated repayment date of April 9, 2025.

(3)	The AH4R 2015-SFR2 securitization has a maturity date of October 9, 2045, with an anticipated repayment date of October 9, 2025.

(4)	The stated interest rate on the unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.

(5)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million, with a fully extended maturity date of June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of March 31, 2019, plus 1-month LIBOR.

(6)
The term loan component of our credit facility matures June 2022, and bears interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%. The interest rate stated represents the applicable spread for LIBOR based borrowings as of March 31, 2019, plus 1-month LIBOR.

(7)
The Company was in compliance with all debt covenants associated with its asset-backed securitizations, unsecured senior notes, revolving credit facility and term loan facility as of March 31, 2019, and December 31, 2018.

(8)
Deferred financing costs relate to our asset-backed securitizations, term loan facility and unsecured senior notes. Amortization of deferred financing costs was $1.5 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively, which was included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company's debt on a fully extended basis as of March 31, 2019 (in thousands):

Remaining 2019	$15,536
2020	20,714
2021	20,714
2022	120,714
2023	20,714
Thereafter	2,788,561
Total debt	2,986,953
Unamortized discounts and loan costs (1)	(43,028)
Total debt per balance sheet	$2,943,925

(1)	Includes the unamortized discounts on the unsecured senior notes and deferred financing costs, net.

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

Interest Expense

The following table displays our total gross interest, which includes fees on our credit facilities and amortization of deferred financing costs, the discounts on unsecured senior notes, and capitalized interest for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Gross interest	$34,612	$31,737
Capitalized interest	(2,697)	(2,436)
Interest expense	$31,915	$29,301

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$1,805	$195
Accrued property taxes	69,846	40,566
Other accrued liabilities	47,912	41,376
Accrued distribution payable	26,633	12,809
Accrued construction and maintenance liabilities	10,006	18,371
Resident security deposits	85,854	83,406
Prepaid rent	24,741	22,506
Total	$266,797	$219,229

Note 10. Shareholders’ Equity / Partners' Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program
The Company established an at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate of $500.0 million (the "At-the-Market Program"). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. As of March 31, 2019, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2019, we did not repurchase and retire any of our shares. During the three months ended March 31, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. As of March 31, 2019, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Preferred Shares

As of March 31, 2019, and December 31, 2018, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				March 31, 2019		December 31, 2018
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	268,750	10,750,000	268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				35,350,000	$883,750	35,350,000	$883,750

Distributions

During the quarter ended March 31, 2019, the Company's board of trustees declared distributions that totaled $0.05 per share on the Company's Class A and Class B common shares, $0.41 on the Company's 6.5% Series D perpetual preferred shares, $0.40 on the Company's 6.35% Series E perpetual preferred shares, $0.37 on the Company's 5.875% Series F perpetual preferred shares, $0.37 on the Company's 5.875% Series G perpetual preferred shares and $0.39 on the Company's 6.25% Series H perpetual preferred shares. During the quarter ended March 31, 2018, the Company's board of trustees declared distributions that totaled $0.05 per share on the Company's Class A and Class B common shares, $0.34 on the Company's 5.5% Series C participating preferred shares, $0.41 on the Company's 6.5% Series D perpetual preferred shares, $0.40 on the Company's 6.35% Series E perpetual preferred shares, $0.37 on the Company's 5.875% Series F perpetual preferred shares and $0.37 on the Company's 5.875% Series G perpetual preferred shares. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC ("AH LLC") members in units in the Operating Partnership. Former AH LLC members owned 53,743,317 and 54,243,317, or approximately 15.3% and 15.4%, of the total 352,044,277 and 351,966,447 Class A units in the Operating Partnership as of March 31, 2019, and December 31, 2018, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 1,073,509, or approximately 0.3%, of the total 352,044,277 and 351,966,447 Class A units in the Operating Partnership as of March 31, 2019, and December 31, 2018, respectively.

The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company's condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net income allocated to Class A units	$3,026	$1,125
Net income (loss) allocated to noncontrolling interest in a consolidated subsidiary	—	(11)
Total noncontrolling interest	$3,026	$1,114

Noncontrolling interest as reflected in the Operating Partnership's condensed consolidated statements of capital consisted solely of the outside ownership interest in a consolidated subsidiary of the Operating Partnership, which was liquidated during the second quarter of 2018. Income and loss allocated to the Operating Partnership's noncontrolling interest is reflected in noncontrolling interest within the Operating Partnership's condensed consolidated statements of operations. The Operating Partnership units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company's condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership's condensed consolidated balance sheets.

2012 Equity Incentive Plan

The Company's employees are compensated through the Operating Partnership, including share-based compensation. When the Company issues Class A common shares under the 2012 Equity Incentive Plan (the "Plan"), the Operating Partnership issues an equivalent number of Class A units to AH4R.

During the three months ended March 31, 2019 and 2018, the Company granted stock options for 20,000 and 140,000 Class A common shares, respectively, and 317,950 and 304,400 restricted stock units, respectively, to certain employees of the Company under the Plan. The options and restricted stock units granted during the three months ended March 31, 2019 and 2018, vest over a four-year service period, and the options expire 10 years from the date of grant.

The following table summarizes stock option activity under the Plan for the three months ended March 31, 2019 and 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2018	3,052,450	$16.65	6.9	$16,421
Granted	140,000	19.40
Exercised	(7,500)	16.62		22
Forfeited	(10,000)	17.83
Options outstanding at March 31, 2018	3,174,950	$16.76	6.7	$11,748
Options exercisable at March 31, 2018	2,272,675	$16.16	6.1	$9,213

Options outstanding at January 1, 2019	2,252,275	$16.92	6.1	$7,713
Granted	20,000	20.48
Exercised	(5,000)	14.00		35
Forfeited	(9,850)	22.53
Options outstanding at March 31, 2019	2,257,425	$16.93	5.9	$13,267
Options exercisable at March 31, 2019	1,867,025	$16.41	5.5	$11,872

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the exercise price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the three months ended March 31, 2019 and 2018:

	2019	2018
Weighted-average fair value	$2.85	$3.03
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	17.3%	18.9%
Risk-free interest rate	2.6%	2.8%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the three months ended March 31, 2019 and 2018:

	2019	2018
Restricted stock units at beginning of period	372,375	243,875
Units awarded	317,950	304,400
Units vested	(110,650)	(79,525)
Units forfeited	(5,400)	(5,625)
Restricted stock units at end of period	574,275	463,125

For the three months ended March 31, 2019 and 2018, total non-cash share-based compensation expense related to stock options and restricted stock units was $1.0 million and $1.0 million, respectively, of which $0.7 million and $0.6 million, respectively, related to corporate administrative employees and was included in general and administrative expense and $0.3 million and $0.4 million, respectively, related to centralized and field property management employees and was included in property management expenses within the condensed consolidated statements of operations.

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company's computation of net income or loss per common share on a basic and diluted basis for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$33,091	$21,525
Less:
Noncontrolling interest	3,026	1,114
Dividends on preferred shares	13,782	14,597
Allocation to participating securities (1)	31	23
Numerator for income per common share–basic and diluted	$16,252	$5,791

Denominator:
Weighted-average common shares outstanding–basic	296,833,755	286,183,429
Effect of dilutive securities:
Share-based compensation plan (2)	611,186	544,434
Weighted-average common shares outstanding–diluted (3)	297,444,941	286,727,863

Net income per common share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed vesting / exercise of restricted stock units and stock options.

(3)
The computation of diluted earnings per share for the three months ended March 31, 2019 and 2018, excludes an aggregate of zero and 17,221,189 potentially dilutive securities, respectively, which include a combination of participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods. The effect of the potential conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership's computation of net income or loss per common unit on a basic and diluted basis for the three months ended March 31, 2019 and 2018 (in thousands, except unit and per unit data):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$33,091	$21,525
Less:
Noncontrolling interest	—	(11)
Dividends on preferred units	13,782	14,597
Allocation to participating securities (1)	31	23
Numerator for basic income per common unit–basic and diluted	$19,278	$6,916

Denominator:
Weighted-average common units outstanding–basic	352,000,581	341,533,582
Effect of dilutive securities:
Share-based compensation plan (2)	611,186	544,434
Weighted-average common units outstanding–diluted (3)	352,611,767	342,078,016

Net income per common unit:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

(1)	Participating securities include unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed vesting / exercise of restricted stock units and stock options.

(3)
The computation of diluted earnings per unit for the three months ended March 31, 2019 and 2018, excludes an aggregate of zero and 17,221,189 potentially dilutive securities, respectively, which include a combination of participating preferred units, exchangeable senior notes, common units issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been antidilutive to the respective periods.

Note 12. Commitments and Contingencies

As of March 31, 2019, the Company had commitments to acquire 47 single-family properties for an aggregate purchase price of $15.1 million, as well as $50.8 million in purchase commitments that relate to both third party developer agreements and land for our internal construction program. As of December 31, 2018, the Company had commitments to acquire 88 single-family properties for an aggregate purchase price of $25.3 million, as well as $58.1 million in purchase commitments that relate to both third party developer agreements and land for our internal construction program.

As of March 31, 2019, and December 31, 2018, the Company had sales in escrow for approximately 279 and 78 of our single-family properties, respectively, for aggregate selling prices of $53.6 million and $13.6 million, respectively.

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

Our revolving credit facility, term loan facility and asset-backed securitizations are financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. Our unsecured senior notes and exchangeable senior notes are also financial instruments, which are classified as Level 2 in the fair value hierarchy as their fair values are estimated using observable inputs, based on the market value of the last trade at the end of the period.

The following table displays the carrying values and fair values of our debt instruments as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$489,801	$492,993	$491,195	$494,820
AH4R 2014-SFR3 securitization	505,439	510,007	506,760	511,450
AH4R 2015-SFR1 securitization	530,816	533,069	532,197	534,666
AH4R 2015-SFR2 securitization	460,897	465,990	462,358	467,303
Total asset-backed securitizations (1)	1,986,953	2,002,059	1,992,510	2,008,239
2028 unsecured senior notes, net	497,524	493,835	497,454	479,730
2029 unsecured senior notes, net	397,970	414,408	—	—
Total unsecured senior notes, net (1) (2)	895,494	908,243	497,454	479,730
Revolving credit facility (1) (3)	—	—	250,000	250,000
Term loan facility (1) (4)	100,000	100,000	100,000	100,000
Total debt	$2,982,447	$3,010,302	$2,839,964	$2,837,969

(1)
The carrying values of the asset-backed securitizations, unsecured senior notes, revolving credit facility and term loan facility exclude $29.8 million, $8.1 million, $6.4 million and $0.7 million, respectively, of unamortized deferred financing costs as of March 31, 2019, and exclude $31.0 million, $4.7 million, $6.9 million and $0.8 million, respectively, of unamortized deferred financing costs as of December 31, 2018.

(2)	The carrying values of the unsecured senior notes, net are presented net of unamortized discounts.

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

In October 2017, in anticipation of the issuance of the 2028 unsecured senior notes and in order to hedge interest rate risk, the Operating Partnership entered into a treasury lock agreement on a notional amount of $350.0 million, based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and was settled upon the issuance of the 2028 unsecured senior notes in February 2018, which resulted in a $9.6 million gain that was recorded in other comprehensive income and is being reclassified into earnings as a reduction of interest expense over the term of the 2028 unsecured senior notes.

The following table sets forth the fair values of the participating preferred shares derivative liability as of March 31, 2019, and December 31, 2018 (in thousands):

Description	Fair Value Hierarchy	March 31, 2019	December 31, 2018
Liabilities:
Participating preferred shares derivative liability	Level 3	$—	$—

The following tables present changes in the fair values of our Level 3 financial instruments that were measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

Description	January 1, 2019	Conversions	Remeasurement included in earnings	March 31, 2019
Liabilities:
Participating preferred shares derivative liability	$—	$—	$—	$—

Description	January 1, 2018	Conversions	Remeasurement included in earnings	March 31, 2018
Liabilities:
Participating preferred shares derivative liability	$29,470	$—	$(1,212)	$28,258

Note 14. Subsequent Events

Subsequent Acquisitions

From April 1, 2019, through April 30, 2019, the Company acquired 59 properties for a total cost of approximately $16.4 million, which included 23 homes developed through our internal construction program.

Subsequent Dispositions

From April 1, 2019, through April 30, 2019, the Company disposed of 44 properties for aggregate net proceeds of approximately $8.7 million.

Departure of Directors or Officers

On April 30, 2019, B. Wayne Hughes informed American Homes 4 Rent (the “Company”) that he will retire from the Board of Trustees of the Company effective May 9, 2019, immediately following the Company’s 2019 Annual Meeting of Shareholders. Mr. Hughes, age 85, is a founder of the Company and has served as a trustee and Chairman of the Board since October 2012.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a Maryland REIT focused on acquiring, developing, renovating, leasing and operating single-family homes as rental properties. The Operating Partnership is the entity through which we conduct substantially all of our business and own, directly or through subsidiaries, substantially all of our assets. We commenced operations in November 2012.

As of March 31, 2019, we owned 52,923 single-family properties, in selected sub-markets of MSAs in 22 states, including 1,793 properties held for sale, compared to 52,783 single-family properties in 22 states, including 1,945 properties held for sale, as of December 31, 2018, and 51,840 single-family properties in 22 states, including 1,892 properties to be disposed as of March 31, 2018, which included 1,318 properties held for sale and 574 properties identified for future sale. As of March 31, 2019, we had commitments to acquire an additional 47 single-family properties for an aggregate purchase price of $15.1 million. As of March 31, 2019, 48,867, or 95.6%, of our total properties (excluding properties held for sale) were occupied, compared to 47,823, or 94.1%, of our total properties (excluding held for sale) as of December 31, 2018, and 47,095, or 94.3%, of our total properties (excluding properties to be disposed) as of March 31, 2018. Our portfolio of single-family properties is internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of March 31, 2019:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Atlanta, GA	4,831	9.4%	$176,290	2,155	17.0	2015
Dallas-Fort Worth, TX	4,336	8.5%	164,318	2,118	15.1	2014
Charlotte, NC	3,628	7.1%	190,272	2,088	15.3	2015
Phoenix, AZ	3,097	6.1%	173,481	1,834	15.6	2015
Houston, TX	3,093	6.0%	162,904	2,098	13.3	2014
Indianapolis, IN	2,883	5.6%	152,544	1,933	16.5	2013
Nashville, TN	2,706	5.3%	209,148	2,115	14.5	2015
Jacksonville, FL	2,190	4.3%	172,856	1,937	14.3	2014
Tampa, FL	2,154	4.2%	195,175	1,947	14.9	2014
Raleigh, NC	2,049	4.0%	182,705	1,874	14.3	2014
All Other (2)	20,163	39.5%	189,258	1,910	16.0	2013
Total / Average	51,130	100.0%	$181,711	1,984	15.5	2014

(1)	Excludes 1,793 single-family properties held for sale as of March 31, 2019.

(2)	Represents 25 markets in 21 states.

The following table summarizes certain key leasing metrics as of March 31, 2019:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.5%	$1,573	11.6	5.4	5.1%
Dallas-Fort Worth, TX	94.0%	1,746	11.7	6.0	3.7%
Charlotte, NC	94.1%	1,571	12.1	5.6	3.3%
Phoenix, AZ	94.0%	1,380	11.7	6.2	7.8%
Houston, TX	92.4%	1,637	11.7	5.7	2.8%
Indianapolis, IN	94.4%	1,412	11.8	5.7	3.2%
Nashville, TN	93.7%	1,712	12.4	5.8	2.5%
Jacksonville, FL	94.2%	1,538	12.3	5.8	4.0%
Tampa, FL	93.1%	1,686	11.5	6.1	3.3%
Raleigh, NC	95.1%	1,518	11.7	5.1	2.8%
All Other (6)	94.2%	1,637	11.8	5.7	4.2%
Total / Average	94.0%	$1,604	11.8	5.7	4.0%

(1)	Leasing information excludes 1,793 single-family properties held for sale as of March 31, 2019.

(2)	For the three months ended March 31, 2019, represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.

(3)
For the three months ended March 31, 2019, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.

(4)	Average original lease term and average remaining lease term are reflected as of period end.

(5)
Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended March 31, 2019, compared to the annual rent of the previously expired non-month-to-month lease for each property.

(6)	Represents 25 markets in 21 states.

Factors That Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our ability to identify and acquire properties; our pace of property acquisitions and the time and cost required to gain access to and renovate the properties; our pace and cost of newly acquired or developed properties; the time to lease a newly acquired or developed property at acceptable rental rates; occupancy levels; rates of tenant turnover; the length of vacancy in properties between tenant leases; our expense ratios; our ability to raise capital; and our capital structure.

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Additionally, opportunities from new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest and has recently been increasingly focused on our new construction channels. During the quarter ended March 31, 2019, our total portfolio increased by 140 homes, including 219 homes acquired through broker acquisitions and 101 homes acquired through new construction channels, of which 73 homes were developed through our internal construction program, offset by 180 homes sold or rescinded. Rescinded properties represent properties for which the sale has been unwound, as in certain jurisdictions, our purchases of single-family properties at foreclosure and judicial auctions are subject to the right of rescission, which is generally caused by the borrower filing for bankruptcy.

During 2018, we identified approximately 1,500 properties to be disposed from six of our smaller markets that we are fully exiting based on market analysis. Our remaining properties to be disposed were identified based on sub-market analysis, as well as individual property-level operational review. As of March 31, 2019 and December 31, 2018, there were 1,793 and 1,945 properties classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our rents and other single-family property revenues is comprised of rental revenue from single-family properties, fees from our single-family properties rentals and “tenant charge-backs,” which are primarily related to cost recoveries on utilities.

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.2% for the three months ended March 31, 2019, and we experienced turnover rates of 7.7% and 8.7% for the three months ended March 31, 2019 and 2018, respectively.

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

Results of Operations

Net income totaled $33.1 million for the three months ended March 31, 2019, compared to net income of $21.5 million for the three months ended March 31, 2018. This increase was primarily attributable to higher revenues resulting from a larger number of occupied properties and higher rental rates as well as an increase in the gain on sale of single-family properties and other, net, partially offset by increases in property operating and depreciation expense resulting from growth in our property count and higher interest expense.

As we continue to grow our portfolio with a portion of our homes still recently developed, acquired and/or renovated, we distinguish our portfolio of homes between Same-Home properties and Non-Same-Home and Other properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison and if it has not been classified as held for sale, identified for future sale or taken out of service as a result of a casualty loss, which allows the performance of these properties to be compared between periods. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated by the Company or newly constructed and then initially leased or available for rent for a period greater than 90 days. Properties acquired through a bulk purchase are first considered non-stabilized, as an entire group, until (1) we have owned them for an adequate period of time to allow for complete on-boarding to our operating platform, and (2) a substantial portion of the properties have experienced tenant turnover at least once under our ownership, providing the opportunity for renovations and improvements to meet our property standards. After such time has passed, properties acquired through a bulk purchase are then evaluated on an individual property basis under our standard stabilization criteria. All other properties, including those classified as held for sale or identified for future sale, are classified as Non-Same-Home and Other.

One of the primary financial measures we use in evaluating the operating performance of our single-family properties is Core Net Operating Income (“Core NOI”), which we also present separately for our Same-Home portfolio. Core NOI is a supplemental non-GAAP financial measure that we define as core revenues, which is calculated as total revenues, excluding expenses reimbursed by tenant charge-backs and other revenues, less core property operating expenses, which is calculated as property operating and property management expenses, excluding noncash share-based compensation expense and expenses reimbursed by tenant charge-backs.

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

Comparison of the Three Months Ended March 31, 2019, to the Three Months Ended March 31, 2018

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$186,894		$49,603		$236,497
Fees from single-family properties	2,216		797		3,013
Bad debt expense	(1,317)		(451)		(1,768)
Core revenues	187,793		49,949		237,742

Property tax expense	32,326	17.2%	10,045	20.1%	42,371	17.8%
HOA fees, net (2)	4,452	2.4%	1,515	3.0%	5,967	2.5%
R&M and turnover costs, net (2)	13,456	7.1%	4,107	8.3%	17,563	7.5%
Insurance	1,669	0.9%	524	1.0%	2,193	0.9%
Property management expenses, net (3)	14,778	7.9%	4,276	8.6%	19,054	8.0%
Core property operating expenses	66,681	35.5%	20,467	41.0%	87,148	36.7%

Core NOI	$121,112	64.5%	$29,482	59.0%	$150,594	63.3%

	For the Three Months Ended March 31, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$179,760		$38,263		$218,023
Fees from single-family properties	2,084		749		2,833
Bad debt expense	(1,622)		(378)		(2,000)
Core revenues	180,222		38,634		218,856

Property tax expense	30,833	17.1%	8,257	21.4%	39,090	17.9%
HOA fees, net (2)	3,522	2.0%	955	2.5%	4,477	2.0%
R&M and turnover costs, net (2)	13,986	7.7%	4,753	12.2%	18,739	8.6%
Insurance	1,625	0.9%	422	1.1%	2,047	0.9%
Property management expenses, net (3)	15,324	8.5%	3,702	9.6%	19,026	8.7%
Core property operating expenses	65,290	36.2%	18,089	46.8%	83,379	38.1%

Core NOI	$114,932	63.8%	$20,545	53.2%	$135,477	61.9%

(1)	Includes 40,781 properties that have been stabilized longer than 90 days prior to January 1, 2018.

(2)	Presented net of tenant charge-backs.

(3)
Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees. Property management expenses, net for the 2018 period also includes an adjustment for the portion of leasing costs that were previously capitalized, that would be expensed under the new lease accounting standard ASU 2016-02, adopted by the Company on January 1, 2019.

The following are reconciliations of core revenues, core property operating expenses, Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures to their respective GAAP metrics for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Core revenues
Total revenues	$279,204	$258,004
Tenant charge-backs	(39,952)	(35,807)
Bad debt expense	—	(2,000)
Other revenues	(1,510)	(1,341)
Core revenues	$237,742	$218,856

Core property operating expenses
Property operating expenses	$106,684	$100,987
Property management expenses	20,709	18,987
Noncash share-based compensation - property management	(293)	(377)
Expenses reimbursed by tenant charge-backs	(39,952)	(35,807)
Bad debt expense	—	(2,000)
Internal leasing costs (1)	—	1,589
Core property operating expenses	$87,148	$83,379

Core NOI, Same-Home Core NOI and Same-Home Core NOI After Capital Expenditures
Net income	$33,091	$21,525
Remeasurement of participating preferred shares	—	(1,212)
Gain on sale of single-family properties and other, net	(5,649)	(2,256)
Depreciation and amortization	81,161	79,303
Acquisition fees and costs expensed	834	1,311
Noncash share-based compensation - property management	293	377
Interest expense	31,915	29,301
General and administrative expense	9,435	9,231
Other expenses	1,024	827
Other revenues	(1,510)	(1,341)
Internal leasing costs (1)	—	(1,589)
Core NOI	150,594	135,477
Less: Non-Same-Home Core NOI	29,482	20,545
Same-Home Core NOI	121,112	114,932
Less: Same-Home recurring capital expenditures	6,402	5,991
Same-Home Core NOI After Capital Expenditures	$114,710	$108,941

(1)
Adjustment amount reflects the portion of leasing costs that were previously capitalized, that would be expensed under the new lease accounting standard ASU 2016-02, adopted by the Company on January 1, 2019.

Total Revenues

Total revenues increased 8.2% to $279.2 million for the three months ended March 31, 2019, from $258.0 million for the three months ended March 31, 2018. Revenue growth was primarily driven by continued strong leasing activity, as the average number of occupied homes in our portfolio grew to 48,345 homes for the three months ended March 31, 2019, compared to 46,855 homes for the three months ended March 31, 2018, and higher rental rates, partially offset by a $1.8 million reclassification of bad debt expense during the three months ended March 31, 2019, which was included in total revenues as a result of the adoption of the new lease accounting standard.

Property Operating Expenses

Property operating expenses increased 5.6% to $106.7 million for the three months ended March 31, 2019, from $101.0 million for the three months ended March 31, 2018. This increase was primarily attributable to growth in the number of homes in our portfolio, higher property tax expense associated with annual rate increases and re-assessments, higher HOA fees and higher maintenance and turnover costs, partially offset by the $1.8 million reclassification of bad debt expense associated with the adoption of the new lease accounting standard.

Property Management Expenses

For the three months ended March 31, 2019 and 2018, property management expenses were $20.7 million and $19.0 million, respectively, which included $0.3 million and $0.4 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expense is primarily attributable to growth in the number of properties in our portfolio and the additional leasing costs recorded to property management expense as a result of the new lease accounting standard adopted by the Company on January 1, 2019.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties for the three months ended March 31, 2019, increased $7.6 million, or 4.2%, to $187.8 million from $180.2 million for the three months ended March 31, 2018. This increase was primarily attributable to higher Average Monthly Realized Rent, which increased to $1,600 per month for the three months ended March 31, 2019, compared to $1,550 per month for the three months ended March 31, 2018, as well as a rise in Average Occupied Days Percentage, which increased to 95.5% for the three months ended March 31, 2019, compared to 94.8% for the three months ended March 31, 2018.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excluding noncash share-based compensation expense. Core property operating expenses from Same-Home properties for the three months ended March 31, 2019, increased $1.4 million, or 2.1%, to $66.7 million from $65.3 million for the three months ended March 31, 2018. Same-Home core property operating expenses as a percentage of total Same-Home core revenues decreased to 35.5% for the three months ended March 31, 2019, from 36.2% for the three months ended March 31, 2018. The increase in core property operating expenses was primarily attributable to higher property tax expense and HOA fees, net. These increases were partially offset by year-over-year savings in R&M and turnover costs, net and property management expenses, net due to successful operational execution in the first quarter of 2019 compared to above average levels of expenditures in the first quarter of 2018.

General and Administrative Expense

For the three months ended March 31, 2019 and 2018, general and administrative expense, which primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions, was $9.4 million and $9.2 million, respectively, which included $0.7 million and $0.6 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs, partially offset by lower legal expenses.

Interest Expense

Interest expense was $31.9 million and $29.3 million for the three months ended March 31, 2019 and 2018, respectively. This increase was primarily related to the unsecured senior notes issued in January 2019, partially offset by the payoff of the secured note payable in May 2018, the $100.0 million paydown on the term loan facility in June 2018 and the payoff of the exchangeable senior notes in November 2018.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed in accordance with GAAP. For the three months ended March 31, 2019 and 2018, acquisition fees and costs expensed totaled $0.8 million and $1.3 million, respectively, which were related to costs associated with purchases of single-family properties.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense was $81.2 million and $79.3 million for the three months ended March 31, 2019 and 2018, respectively. This increase was primarily attributable to growth in our average number of depreciable properties.

Other Revenues

Other revenues totaled $1.5 million for the three months ended March 31, 2019, which included $0.6 million of fees from unconsolidated joint ventures, $0.5 million of interest income on short-term investments and $0.4 million of other income. Other revenues totaled $1.3 million for the three months ended March 31, 2018, which included $0.4 million of interest income on short-term investments, $0.3 million of equity in earnings from unconsolidated joint ventures, $0.2 million fees from unconsolidated joint ventures and $0.4 million of other income.

Other Expenses

Other expenses totaled $1.0 million for the three months ended March 31, 2019, which included $0.5 million related to impairments on properties held for sale, $0.4 million of expenses related to a joint venture and $0.1 million of other expenses. Other expenses totaled $0.8 million for the three months ended March 31, 2018, which included $0.7 million related to impairments on properties held for sale and $0.1 million of other expenses.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018. For a discussion of recent accounting pronouncements, see Note 2.

Income Taxes

AH4R has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains), we will not be subject to U.S. federal income tax.

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

Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Certain of our subsidiaries are subject to taxation by U.S. federal, state and local authorities for the periods presented. We made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”) which are subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2015 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of March 31, 2019, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

As a REIT we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains). We expect to use our net operating loss carryforward ("NOL") to partially reduce our REIT taxable income in current and future years. As of December 31, 2018, AH4R had a NOL for U.S. federal income tax purposes of approximately $275.0 million. Once our NOL is fully used, we may be required to increase AH4R’s distributions to comply with REIT distribution requirements.

Liquidity and Capital Resources

Our liquidity and capital resources as of March 31, 2019, included cash and cash equivalents of $154.6 million. Additionally, as of March 31, 2019, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million.

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions to our shareholders and OP unitholders, including AH4R, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. Our liquidity requirements consist primarily of funds necessary to pay for the acquisition, development, renovation and maintenance of our properties, HOA fees (as applicable), real estate taxes, non-recurring capital expenditures, interest and principal payments on our indebtedness, general and administrative expenses, payment of quarterly dividends on our preferred shares and units, and payment of distributions to our common shareholders and unitholders.

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

Cash Flows

The following table summarizes the Company's and the Operating Partnership's cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$147,936	$112,491
Net cash used for investing activities	(130,869)	(221,631)
Net cash provided by financing activities	120,466	286,472
Net increase in cash, cash equivalents and restricted cash	$137,533	$177,332

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses.

During the three months ended March 31, 2019, net cash provided by operating activities was $147.9 million, which included cash from operations of $113.7 million and $34.3 million from other changes in operating assets and liabilities. Net cash used for investing activities was $130.9 million, which primarily consisted of cash outflows of $58.6 million related to the acquisition of properties, $80.0 million related to cash paid for development activity, which primarily consisted of land held for development, land development and homebuilding construction in progress, $9.7 million of initial renovation costs to prepare our properties for rental and $15.7 million of recurring and other capital expenditures for single-family properties, partially offset by cash inflows of $32.9 million of net proceeds received from sales of single-family properties and other assets. Net cash provided by financing activities was $120.5 million, which primarily consisted of cash inflows of $397.9 million in proceeds from the issuance of unsecured senior notes, net of a discount, partially offset by cash outflows including $250.0 million of net payments on our revolving credit facilities and $17.6 million for distributions,. The net increase in cash, cash equivalents and restricted cash during the three months ended March 31, 2019, was $137.5 million.

During the three months ended March 31, 2018, net cash provided by operating activities was $112.5 million, which included cash from operations of $103.4 million and $9.1 million from other changes in operating assets and liabilities. Net cash used for investing activities was $221.6 million, which primarily consisted of cash outflows of $153.8 million related to the acquisition of properties, $53.5 million related to purchases of productive assets and $20.4 million of initial renovation costs to prepare our properties for rental, partially offset by cash inflows of $12.0 million in net proceeds received from sales of single-family properties and other assets. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $286.5 million, which primarily consisted of cash inflows of $497.2 million in proceeds from the issuance of unsecured senior notes, net of a discount, partially offset by cash outflows including $140.0 million of net payments on our revolving credit facility, $35.0 million for Class A common share repurchases and $34.4 million for distributions. The net increase in cash, cash equivalents and restricted cash during the three months ended March 31, 2018, was $177.3 million.

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

At-the-Market Common Share Offering Program

The Company established an at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate of $500.0 million (the "At-the-Market Program"). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. As of March 31, 2019, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2019, we did not repurchase and retire any of our shares. During the three months ended March 31, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. As of March 31, 2019, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Additional Non-GAAP Measures

Funds from Operations ("FFO") / Core FFO / Adjusted FFO attributable to common share and unit holders

FFO attributable to common share and unit holders is a non-GAAP financial measure that we calculate in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding gains and losses from sales or impairment of real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.

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

Adjusted FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting Core FFO attributable to common share and unit holders for (1) recurring capital expenditures that are necessary to help preserve the value and maintain functionality of our properties and (2) capitalized leasing costs incurred during the period. As a portion of our homes are recently developed, acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

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

The following is a reconciliation of the Company's net income or loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net income attributable to common shareholders	$16,283	$5,814
Adjustments:
Noncontrolling interests in the Operating Partnership	3,026	1,125
Net (gain) on sale / impairment of single-family properties and other	(5,145)	(1,556)
Adjustments for unconsolidated joint ventures	554	—
Depreciation and amortization	81,161	79,303
Less: depreciation and amortization of non-real estate assets	(1,940)	(1,830)
FFO attributable to common share and unit holders	$93,939	$82,856
Adjustments:
Internal leasing costs (1)	—	(1,589)
Acquisition fees and costs expensed	834	1,311
Noncash share-based compensation - general and administrative	659	598
Noncash share-based compensation - property management	293	377
Noncash interest expense related to acquired debt	—	900
Remeasurement of participating preferred shares	—	(1,212)
Core FFO attributable to common share and unit holders	$95,725	$83,241
Recurring capital expenditures (2)	(7,860)	(7,386)
Leasing costs	(999)	(2,723)
Internal leasing costs (1)	—	1,589
Adjusted FFO attributable to common share and unit holders	$86,866	$74,721

(1)
Adjustment amount reflects the portion of leasing costs that were previously capitalized and treated as a reduction to Adjusted FFO attributable to common share and unit holders, that would be expensed under the new lease accounting standard ASU 2016-02, adopted by the Company on January 1, 2019.

(2)
As a portion of our homes are recently developed, acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

EBITDA / EBITDAre / Adjusted EBITDAre / Adjusted EBITDAre after Capex and Leasing Costs

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT in the September 2017 White Paper by adjusting EBITDA for the net gain or loss on sales / impairment of single-family properties and other and adjusting for unconsolidated partnerships and joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition fees and costs expensed incurred with business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, (4) gain or loss on early extinguishment of debt, (5) gain or loss on conversion of shares and units and (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value. Adjusted EBITDAre after Capex and Leasing Costs is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) recurring capital expenditures and (2) leasing costs. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income or loss, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre after Capex and Leasing Costs, for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net income	$33,091	$21,525
Interest expense	31,915	29,301
Depreciation and amortization	81,161	79,303
EBITDA	$146,167	$130,129

Net (gain) on sale / impairment of single-family properties and other	(5,145)	(1,556)
Adjustments for unconsolidated joint ventures	554	—
EBITDAre	$141,576	$128,573

Noncash share-based compensation - general and administrative	659	598
Noncash share-based compensation - property management	293	377
Acquisition fees and costs expensed	834	1,311
Remeasurement of participating preferred shares	—	(1,212)
Adjusted EBITDAre	$143,362	$129,647

Recurring capital expenditures (1)	(7,860)	(7,386)
Leasing costs	(999)	(2,723)
Adjusted EBITDAre after Capex and Leasing Costs	$134,503	$119,538

(1)
As a portion of our homes are recently acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

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

The Company's variable-rate debt was comprised of borrowings on our term loan facility of $100.0 million as of March 31, 2019, and comprised of borrowings on our revolving credit facility and term loan facility of $250.0 million and $100.0 million, respectively, as of December 31, 2018. All borrowings under our revolving credit facility bear interest at a LIBOR rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55% until the fully extended maturity date of June 2022. All borrowings under our term loan facility bear interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75% until the maturity date of June 2022. Assuming no change in the outstanding balance of our existing variable-rate debt, the following table illustrates the effect of a 100 basis point increase or decrease in the LIBOR rate on our projected annual interest expense as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Impact to future earnings due to variable rate debt, before the effect of capitalization:
Rate increase of 1%	$1,000	$3,500
Rate decrease of 1% (1)	$(1,000)	$(3,500)

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

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                  Legal Proceedings

For a description of the Company's legal proceedings, see Note 12.

Item 1A.                         Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2018, in Part I, Item 1A, Risk Factors and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

There have been no material changes to our risk factors from those disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2018, the Company's board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2019, the Company did not repurchase any of our common or preferred shares. As of March 31, 2019, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

4.9	Form of Global Note representing the Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 23, 2019.)

10.1	Sixteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 22, 2019.

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document

Exhibit Number	Exhibit Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡	The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: May 3, 2019

AMERICAN HOMES 4 RENT, L.P.

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: May 3, 2019