Form 10-Q
period 2019-06-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2019-08-02
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-36013 (American Homes 4 Rent)
Commission File Number: 333-221878-02 (American Homes 4 Rent, L.P.)

AMERICAN HOMES 4 RENT
AMERICAN HOMES 4 RENT, L.P.
(Exact name of registrant as specified in its charter)

American Homes 4 Rent	Maryland	46-1229660
American Homes 4 Rent, L.P.	Delaware	80-0860173
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30601 Agoura Road, Suite 200
Agoura Hills, California 91301
(Address of principal executive offices) (Zip Code)

(805) 413-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered

Class A common shares of beneficial interest, $.01 par value	AMH	New York Stock Exchange

Series D perpetual preferred shares of beneficial interest, $.01 par value	AMH-D	New York Stock Exchange

Series E perpetual preferred shares of beneficial interest, $.01 par value	AMH-E	New York Stock Exchange

Series F perpetual preferred shares of beneficial interest, $.01 par value	AMH-F	New York Stock Exchange

Series G perpetual preferred shares of beneficial interest, $.01 par value	AMH-G	New York Stock Exchange

Series H perpetual preferred shares of beneficial interest, $.01 par value	AMH-H	New York Stock Exchange

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
American Homes 4 Rent ☒  Yes   ☐  No                American Homes 4 Rent, L.P. ☒  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 299,837,849 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on July 31, 2019.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019, of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or “the General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to “the Operating Partnership,” “our operating partnership” or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to “the Company,” “we,” “our,” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of June 30, 2019, owned an approximate 85.2% common partnership interest in, the Operating Partnership. The remaining 14.8% common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

The Company believes that combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

The Company believes it is important to understand the few differences between AH4R and the Operating Partnership in the context of how AH4R and the Operating Partnership operate as a consolidated company. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in the Company’s financial statements. The noncontrolling interests in the Operating Partnership’s financial statements include an outside ownership interest in a consolidated subsidiary of the Company, which was liquidated during the second quarter of 2018. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level, as well as the limited partnership interests in the Operating Partnership. The differences between shareholders’ equity and partners’ capital result from differences in the equity and capital issued at the Company and Operating Partnership levels.

To help investors understand the differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s debt, noncontrolling interests and shareholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q of American Homes 4 Rent (“AH4R” or “the General Partner”) and of American Homes 4 Rent, L.P. (“the Operating Partnership,” “our operating partnership,” or “the OP”) including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future operations, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed or incorporated by reference under Part II, Item 1A. “Risk Factors”, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Single-family properties:
Land	$1,727,940	$1,713,496
Buildings and improvements	7,566,498	7,483,600
Single-family properties in operation	9,294,438	9,197,096
Less: accumulated depreciation	(1,316,920)	(1,176,499)
Single-family properties in operation, net	7,977,518	8,020,597
Single-family properties under development and development land	235,508	153,651
Single-family properties held for sale, net	276,581	318,327
Total real estate assets, net	8,489,607	8,492,575
Cash and cash equivalents	119,176	30,284
Restricted cash	165,734	144,930
Rent and other receivables, net	31,988	29,027
Escrow deposits, prepaid expenses and other assets	181,187	146,034
Deferred costs and other intangibles, net	8,986	12,686
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,142,623	$9,001,481

Liabilities
Revolving credit facility	$—	$250,000
Term loan facility, net	—	99,232
Asset-backed securitizations, net	1,953,280	1,961,511
Unsecured senior notes, net	887,777	492,800
Accounts payable and accrued expenses	301,219	219,229
Amounts payable to affiliates	4,824	4,967
Total liabilities	3,147,100	3,027,739

Commitments and contingencies (see Note 12)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 299,827,789 and 296,014,546 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	2,998	2,960
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2019 and December 31, 2018)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 35,350,000 shares issued and outstanding at June 30, 2019 and December 31, 2018)	354	354
Additional paid-in capital	5,784,398	5,732,466
Accumulated deficit	(482,354)	(491,214)
Accumulated other comprehensive income	7,062	7,393
Total shareholders’ equity	5,312,464	5,251,965
Noncontrolling interest	683,059	721,777
Total equity	5,995,523	5,973,742

Total liabilities and equity	$9,142,623	$9,001,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rents and other single-family property revenues	$279,914	$262,882	$557,608	$519,545
Other	1,946	1,601	3,456	2,942
Total revenues	281,860	264,483	561,064	522,487

Expenses:
Property operating expenses	104,591	98,843	211,275	199,830
Property management expenses	21,650	18,616	42,359	37,603
General and administrative expense	10,486	9,677	19,921	18,908
Interest expense	32,571	31,978	64,486	61,279
Acquisition fees and costs expensed	970	1,321	1,804	2,632
Depreciation and amortization	82,840	78,319	164,001	157,622
Other	1,514	1,624	2,538	2,451
Total expenses	254,622	240,378	506,384	480,325

Gain on sale of single-family properties and other, net	13,725	3,240	19,374	5,496
Loss on early extinguishment of debt	(659)	(1,447)	(659)	(1,447)
Remeasurement of participating preferred shares	—	—	—	1,212

Net income	40,304	25,898	73,395	47,423

Noncontrolling interest	4,004	(3,150)	7,030	(2,036)
Dividends on preferred shares	13,782	11,984	27,564	26,581
Redemption of participating preferred shares	—	32,215	—	32,215

Net income (loss) attributable to common shareholders	$22,518	$(15,151)	$38,801	$(9,337)

Weighted-average shares outstanding:
Basic	299,466,526	295,462,572	298,157,413	290,848,633
Diluted	299,991,084	295,462,572	298,676,788	290,848,633

Net income (loss) attributable to common shareholders per share:
Basic	$0.08	$(0.05)	$0.13	$(0.03)
Diluted	$0.08	$(0.05)	$0.13	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$40,304	$25,898	$73,395	$47,423
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	—	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(240)	(241)	(481)	(361)
Other comprehensive (loss) income	(240)	(241)	(481)	9,192
Comprehensive income	40,064	25,657	72,914	56,615
Comprehensive income (loss) attributable to noncontrolling interests	3,967	(3,209)	6,955	(566)
Dividends on preferred shares	13,782	11,984	27,564	26,581
Redemption of participating preferred shares	—	32,215	—	32,215
Comprehensive income (loss) attributable to common shareholders	$22,315	$(15,333)	$38,395	$(1,615)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Equity
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2017	286,114,637	$2,861	635,075	$6	38,350,000	$384	$5,600,256	$(453,953)	$75	$5,149,629	$726,195	$5,875,824
Share-based compensation	—	—	—	—	—	—	975	—	—	975	—	975
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	59,187	1	—	—	—	—	(409)	—	—	(408)	—	(408)
Repurchase of Class A common shares	(1,804,163)	(18)	—	—	—	—	(34,951)	—	—	(34,969)	—	(34,969)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(14,597)	—	(14,597)	—	(14,597)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(2,768)	(2,768)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(14,365)	—	(14,365)	—	(14,365)
Net income	—	—	—	—	—	—	—	20,411	—	20,411	1,114	21,525
Total other comprehensive income	—	—	—	—	—	—	—	—	9,433	9,433	—	9,433
Balances at March 31, 2018	284,369,661	$2,844	635,075	$6	38,350,000	$384	$5,565,871	$(462,504)	$9,508	$5,116,109	$724,541	$5,840,650
Share-based compensation	—	—	—	—	—	—	943	—	—	943	—	943
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	164,671	1	—	—	—	—	3,067	—	—	3,068	—	3,068
Redemption of Series C participating preferred shares into Class A common shares	10,848,827	109	—	—	(7,600,000)	(76)	60,440	(32,215)	—	28,258	—	28,258
Liquidation of consolidated joint venture	—	—	—	—	—	—	—	(1,849)	—	(1,849)	1,608	(241)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(11,984)	—	(11,984)	—	(11,984)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,767)	(2,767)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(14,822)	—	(14,822)	—	(14,822)
Net income	—	—	—	—	—	—	—	29,048	—	29,048	(3,150)	25,898
Total other comprehensive loss	—	—	—	—	—	—	—	—	(241)	(241)	—	(241)
Balances at June 30, 2018	295,383,159	$2,954	635,075	$6	30,750,000	$308	$5,630,321	$(494,326)	$9,267	$5,148,530	$720,232	$5,868,762

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2018	296,014,546	$2,960	635,075	$6	35,350,000	$354	$5,732,466	$(491,214)	$7,393	$5,251,965	$721,777	$5,973,742
Share-based compensation	—	—	—	—	—	—	952	—	—	952	—	952
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	77,830	1	—	—	—	—	(761)	—	—	(760)	—	(760)
Redemptions of Class A units	500,000	5	—	—	—	—	6,505	—	12	6,522	(6,522)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(2,741)	(2,741)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(14,889)	—	(14,889)	—	(14,889)
Net income	—	—	—	—	—	—	—	30,065	—	30,065	3,026	33,091
Total other comprehensive loss	—	—	—	—	—	—	—	—	(203)	(203)	(38)	(241)
Balances at March 31, 2019	296,592,376	$2,966	635,075	$6	35,350,000	$354	$5,739,162	$(489,820)	$7,202	$5,259,870	$715,502	$5,975,372
Share-based compensation	—	—	—	—	—	—	1,269	—	—	1,269	—	1,269
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	645,567	6	—	—	—	—	10,257	—	—	10,263	—	10,263
Redemptions of Class A units	2,589,846	26	—	—	—	—	33,710	—	63	33,799	(33,799)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(2,611)	(2,611)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(15,052)	—	(15,052)	—	(15,052)
Net income	—	—	—	—	—	—	—	36,300	—	36,300	4,004	40,304
Total other comprehensive loss	—	—	—	—	—	—	—	—	(203)	(203)	(37)	(240)
Balances at June 30, 2019	299,827,789	$2,998	635,075	$6	35,350,000	$354	$5,784,398	$(482,354)	$7,062	$5,312,464	$683,059	$5,995,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$73,395	$47,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,001	157,622
Noncash amortization of deferred financing costs	3,976	3,888
Noncash amortization of discounts on debt instruments	217	1,941
Noncash amortization of cash flow hedging instrument	(481)	(361)
Noncash share-based compensation	2,221	1,918
Provision for bad debt	3,508	3,616
Loss on early extinguishment of debt	659	1,447
Remeasurement of participating preferred shares	—	(1,212)
Equity in net losses (earnings) of unconsolidated joint ventures	147	(587)
Net gain on sale of single-family properties and other	(19,374)	(5,496)
Loss on impairment of single-family properties	1,433	2,236
Other changes in operating assets and liabilities:
Rent and other receivables	(6,484)	(5,522)
Prepaid expenses and other assets	(8,140)	(12,167)
Deferred leasing costs	(2,129)	(5,834)
Accounts payable and accrued expenses	74,493	61,061
Amounts payable to affiliates	50	(8)
Net cash provided by operating activities	287,492	249,965

Investing activities
Cash paid for single-family properties	(71,361)	(206,137)
Change in escrow deposits for purchase of single-family properties	(198)	(4,357)
Net proceeds received from sales of single-family properties and other	87,172	30,142
Proceeds received from hurricane-related insurance claims	—	4,000
Investment in unconsolidated joint ventures	(2,265)	—
Distributions from joint ventures	6,314	2,440
Initial renovations to single-family properties	(16,513)	(33,030)
Recurring and other capital expenditures for single-family properties	(33,331)	(23,331)
Cash paid for development activity	(139,722)	(95,354)
Other purchases of productive assets	(129)	—
Net cash used for investing activities	(170,033)	(325,627)

Financing activities
Repurchase of Class A common shares	—	(34,969)
Proceeds from exercise of stock options	10,336	2,755
Payments related to tax withholding for share-based compensation	(2,743)	(822)
Payments on asset-backed securitizations	(10,736)	(10,490)
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	(250,000)	(240,000)
Payments on term loan facility	(100,000)	(100,000)
Payments on secured note payable	—	(49,427)
Proceeds from unsecured senior notes, net of discount	397,944	497,210
Settlement of cash flow hedging instrument	—	9,628
Distributions to noncontrolling interests	(5,489)	(5,536)
Distributions to common shareholders	(29,721)	(28,702)
Distributions to preferred shareholders	(13,782)	(29,194)
Deferred financing costs paid	(3,572)	(5,100)
Net cash (used for) provided by financing activities	(7,763)	105,353

Net increase in cash, cash equivalents and restricted cash	109,696	29,691
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	175,214	182,823
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$284,910	$212,514

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(52,980)	$(47,663)

Supplemental schedule of noncash investing and financing activities
Accrued property acquisitions, renovations and development expenditures	$9,837	$979
Transfers of completed homebuilding deliveries to properties	51,946	37,541
Property and land contributions to an unconsolidated joint venture	(5,190)	—
Note receivable related to a bulk sale of properties, net of discount	29,474	—
Redemption of participating preferred shares	—	(28,258)
Accrued distributions to affiliates	4,647	(149)
Accrued distributions to non-affiliates	26,780	(1,995)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Single-family properties:
Land	$1,727,940	$1,713,496
Buildings and improvements	7,566,498	7,483,600
Single-family properties in operation	9,294,438	9,197,096
Less: accumulated depreciation	(1,316,920)	(1,176,499)
Single-family properties in operation, net	7,977,518	8,020,597
Single-family properties under development and development land	235,508	153,651
Single-family properties held for sale, net	276,581	318,327
Total real estate assets, net	8,489,607	8,492,575
Cash and cash equivalents	119,176	30,284
Restricted cash	165,734	144,930
Rent and other receivables, net	31,988	29,027
Escrow deposits, prepaid expenses and other assets	181,010	145,807
Amounts due from affiliates	25,843	25,893
Deferred costs and other intangibles, net	8,986	12,686
Goodwill	120,279	120,279
Total assets	$9,142,623	$9,001,481

Liabilities
Revolving credit facility	$—	$250,000
Term loan facility, net	—	99,232
Asset-backed securitizations, net	1,953,280	1,961,511
Unsecured senior notes, net	887,777	492,800
Accounts payable and accrued expenses	301,219	219,229
Amounts payable to affiliates	4,824	4,967
Total liabilities	3,147,100	3,027,739

Commitments and contingencies (see Note 12)

Capital
Partners’ capital:
General partner:
Common units (300,462,864 and 296,649,621 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	4,450,967	4,390,137
Preferred units (35,350,000 units issued and outstanding at June 30, 2019 and December 31, 2018)	854,435	854,435
Limited partner:
Common units (52,226,980 and 55,316,826 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	681,816	720,384
Accumulated other comprehensive income	8,305	8,786
Total capital	5,995,523	5,973,742

Total liabilities and capital	$9,142,623	$9,001,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rents and other single-family property revenues	$279,914	$262,882	$557,608	$519,545
Other	1,946	1,601	3,456	2,942
Total revenues	281,860	264,483	561,064	522,487

Expenses:
Property operating expenses	104,591	98,843	211,275	199,830
Property management expenses	21,650	18,616	42,359	37,603
General and administrative expense	10,486	9,677	19,921	18,908
Interest expense	32,571	31,978	64,486	61,279
Acquisition fees and costs expensed	970	1,321	1,804	2,632
Depreciation and amortization	82,840	78,319	164,001	157,622
Other	1,514	1,624	2,538	2,451
Total expenses	254,622	240,378	506,384	480,325

Gain on sale of single-family properties and other, net	13,725	3,240	19,374	5,496
Loss on early extinguishment of debt	(659)	(1,447)	(659)	(1,447)
Remeasurement of participating preferred units	—	—	—	1,212

Net income	40,304	25,898	73,395	47,423

Noncontrolling interest	—	(248)	—	(259)
Preferred distributions	13,782	11,984	27,564	26,581
Redemption of participating preferred units	—	32,215	—	32,215

Net income (loss) attributable to common unitholders	$26,522	$(18,053)	$45,831	$(11,114)

Weighted-average common units outstanding:
Basic	352,363,754	350,812,725	352,183,171	346,198,786
Diluted	352,888,312	350,812,725	352,702,546	346,198,786

Net income (loss) attributable to common unitholders per unit:
Basic	$0.08	$(0.05)	$0.13	$(0.03)
Diluted	$0.08	$(0.05)	$0.13	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$40,304	$25,898	$73,395	$47,423
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	—	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(240)	(241)	(481)	(361)
Other comprehensive (loss) income	(240)	(241)	(481)	9,192
Comprehensive income	40,064	25,657	72,914	56,615
Comprehensive loss attributable to noncontrolling interests	—	(248)	—	(259)
Preferred distributions	13,782	11,984	27,564	26,581
Redemption of participating preferred units	—	32,215	—	32,215
Comprehensive income (loss) attributable to common unitholders	$26,282	$(18,294)	$45,350	$(1,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total partners’ capital	Noncontrolling interest	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2017	286,749,712	$4,248,236	$901,318	55,350,153	$727,544	$75	$5,877,173	$(1,349)	$5,875,824
Share-based compensation	—	975	—	—	—	—	975	—	975
Common units issued under share-based compensation plans, net of units withheld for employee taxes	59,187	(408)	—	—	—	—	(408)	—	(408)
Repurchases of Class A units	(1,804,163)	(34,969)	—	—	—	—	(34,969)	—	(34,969)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(14,597)	—	—	—	(14,597)	—	(14,597)
Common units ($0.05 per unit)	—	(14,365)	—	—	(2,768)	—	(17,133)	—	(17,133)
Net income	—	5,814	14,597	—	1,125	—	21,536	(11)	21,525
Total other comprehensive income	—	—	—	—	—	9,433	9,433	—	9,433
Balances at March 31, 2018	285,004,736	$4,205,283	$901,318	55,350,153	$725,901	$9,508	$5,842,010	$(1,360)	$5,840,650
Share-based compensation	—	943	—	—	—	—	943	—	943
Common units issued under share-based compensation plans, net of units withheld for employee taxes	164,671	3,068	—	—	—	—	3,068	—	3,068
Redemption of Series C participating preferred units into Class A units	10,848,827	186,119	(157,861)	—	—	—	28,258	—	28,258
Liquidation of consolidated joint venture	—	(1,849)	—	—	—	—	(1,849)	1,608	(241)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(11,984)	—	—	—	(11,984)	—	(11,984)
Common units ($0.05 per unit)	—	(14,822)	—	—	(2,767)	—	(17,589)	—	(17,589)
Net income	—	17,064	11,984	—	(2,902)	—	26,146	(248)	25,898
Total other comprehensive loss	—	—	—	—	—	(241)	(241)	—	(241)
Balances at June 30, 2018	296,018,234	$4,395,806	$743,457	55,350,153	$720,232	$9,267	$5,868,762	$—	$5,868,762

American Homes 4 Rent, L.P.
Condensed Consolidated Statement of Capital (continued)
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2018	296,649,621	$4,390,137	$854,435	55,316,826	$720,384	$8,786	$5,973,742
Share-based compensation	—	952	—	—	—	—	952
Common units issued under share-based compensation plans, net of units withheld for employee taxes	77,830	(760)	—	—	—	—	(760)
Redemptions of Class A units	500,000	6,510	—	(500,000)	(6,510)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(14,889)	—	—	(2,741)	—	(17,630)
Net income	—	16,283	13,782	—	3,026	—	33,091
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at March 31, 2019	297,227,451	$4,398,233	$854,435	54,816,826	$714,159	$8,545	$5,975,372
Share-based compensation	—	1,269	—	—	—	—	1,269
Common units issued under share-based compensation plans, net of units withheld for employee taxes	645,567	10,263	—	—	—	—	10,263
Redemptions of Class A units	2,589,846	33,736	—	(2,589,846)	(33,736)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,052)	—	—	(2,611)	—	(17,663)
Net income	—	22,518	13,782	—	4,004	—	40,304
Total other comprehensive loss	—	—	—	—	—	(240)	(240)
Balances at June 30, 2019	300,462,864	$4,450,967	$854,435	52,226,980	$681,816	$8,305	$5,995,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$73,395	$47,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,001	157,622
Noncash amortization of deferred financing costs	3,976	3,888
Noncash amortization of discounts on debt instruments	217	1,941
Noncash amortization of cash flow hedging instrument	(481)	(361)
Noncash share-based compensation	2,221	1,918
Provision for bad debt	3,508	3,616
Loss on early extinguishment of debt	659	1,447
Remeasurement of participating preferred units	—	(1,212)
Equity in net losses (earnings) of unconsolidated joint ventures	147	(587)
Net gain on sale of single-family properties and other	(19,374)	(5,496)
Loss on impairment of single-family properties	1,433	2,236
Other changes in operating assets and liabilities:
Rent and other receivables	(6,484)	(5,522)
Prepaid expenses and other assets	(8,140)	(12,167)
Deferred leasing costs	(2,129)	(5,834)
Accounts payable and accrued expenses	74,493	61,061
Amounts payable to affiliates	50	(8)
Net cash provided by operating activities	287,492	249,965

Investing activities
Cash paid for single-family properties	(71,361)	(206,137)
Change in escrow deposits for purchase of single-family properties	(198)	(4,357)
Net proceeds received from sales of single-family properties and other	87,172	30,142
Proceeds received from hurricane-related insurance claims	—	4,000
Investment in unconsolidated joint ventures	(2,265)	—
Distributions from joint ventures	6,314	2,440
Initial renovations to single-family properties	(16,513)	(33,030)
Recurring and other capital expenditures for single-family properties	(33,331)	(23,331)
Cash paid for development activity	(139,722)	(95,354)
Other purchases of productive assets	(129)	—
Net cash used for investing activities	(170,033)	(325,627)

Financing activities
Repurchase of Class A common units	—	(34,969)
Proceeds from exercise of stock options	10,336	2,755
Payments related to tax withholding for share-based compensation	(2,743)	(822)
Payments on asset-backed securitizations	(10,736)	(10,490)
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	(250,000)	(240,000)
Payments on term loan facility	(100,000)	(100,000)
Payments on secured note payable	—	(49,427)
Proceeds from unsecured senior notes, net of discount	397,944	497,210
Settlement of cash flow hedging instrument	—	9,628
Distributions to common unitholders	(35,210)	(34,238)
Distributions to preferred unitholders	(13,782)	(29,194)
Deferred financing costs paid	(3,572)	(5,100)
Net cash (used for) provided by financing activities	(7,763)	105,353

Net increase in cash, cash equivalents and restricted cash	109,696	29,691
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	175,214	182,823
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$284,910	$212,514

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(52,980)	$(47,663)

Supplemental schedule of noncash investing and financing activities
Accrued property acquisitions, renovations and development expenditures	$9,837	$979
Transfers of completed homebuilding deliveries to properties	51,946	37,541
Property and land contributions to an unconsolidated joint venture	(5,190)	—
Note receivable related to a bulk sale of properties, net of discount	29,474	—
Redemption of participating preferred units	—	(28,258)
Accrued distributions to affiliates	4,647	(149)
Accrued distributions to non-affiliates	26,780	(1,995)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012, for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, “the Operating Partnership,” “our operating partnership” or “the OP”) is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” “our,” and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of June 30, 2019, the Company held 52,634 single-family properties in 22 states, including 1,664 properties classified as held for sale.

AH4R is the general partner of, and as of June 30, 2019, owned an approximate 85.2% common partnership interest in, the Operating Partnership with the remaining 14.8% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements Adopted January 1, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which sets forth principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessors and lessees). Lessor accounting remains similar to lessor accounting under previous guidance while aligning with the FASB’s revised revenue recognition guidance for non-lease components of lease agreements. The new guidance requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. The new guidance also requires lessees and lessors to capitalize, as initial direct costs, only those costs incurred due to the execution of a lease. Other costs previously capitalized under ASC 840, including indirect leasing costs, are expensed as incurred. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if the non-lease components would otherwise be accounted for under the new revenue recognition standard and both the timing and pattern of transfer are the same for the non-lease components and associated lease component and, if accounted for separately, the lease component would be classified as an operating lease. As issued, ASU No. 2016-02 required modified retrospective application for all leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. ASU No. 2018-11 simplifies the transition requirements by providing companies an option to initially apply the new lease requirements as of the date of adoption and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which allows lessors to make an accounting policy election to exclude sales taxes and other similar taxes on lease transactions from lease revenue and the associated expense and requires lessors to exclude costs paid directly by lessees to third parties on the lessor’s behalf from lease revenue. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted.

The Company adopted this guidance (the “new lease accounting standard”) effective January 1, 2019. As part of our accounting policy for the new guidance, the Company elected the simplified transition requirements provided by ASU No. 2018-11 and applied the new lease accounting standard beginning January 1, 2019. Comparative periods are not restated. We also elected the package of practical expedients which permits the Company to not reevaluate whether existing contracts contain leases, to not reevaluate existing leases for lease classification and to not reassess initial direct costs previously capitalized prior to the adoption of the new guidance. As a result of our accounting policy elections, the Company did not recognize a cumulative effect adjustment on January 1, 2019. The new guidance affects our policy for capitalizing initial direct costs. Had the Company adopted this guidance during the three and six months ended June 30, 2018, the Company would have expensed an additional $1.8 million and $3.4 million, respectively, of indirect leasing costs that were capitalized under the previous guidance. The Company classifies our single-family property leases as operating leases and elects to not separate the lease component, comprised of rents from single-family properties, from the associated non-lease component, comprised of fees from single-family properties and tenant charge-backs. The combined component is accounted for under the new lease accounting standard while certain tenant charge-backs are accounted for as variable payments under the revenue accounting guidance. As a result of the new guidance, the Company reclassified previously reported rents from single-family properties, fees from single-family properties and tenant charge-backs to rents and other single-family property revenues within the condensed consolidated statements of operations. Beginning January 1, 2019, the Company also reclassified bad debt expense from property operating expenses to rents and other single-family property revenues within the condensed consolidated statements of operations; previously reported property operating expenses were not restated. As a lessee, the Company recognized $4.8 million of lease liabilities and corresponding right-of-use assets on January 1, 2019, for office space we lease at our corporate headquarters in Agoura Hills, CA and at our field offices.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. The guidance is effective for the Company in annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments by requiring companies to recognize an estimate of expected credit losses as an allowance in order to recognize such losses more timely than under previous guidance that had allowed companies to wait until it was probable such losses had been incurred. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides further clarification around some of the amendments in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief, which provides entities that have certain instruments within the scope of Topic 326 with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis upon adoption of Topic 326. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. An entity will apply the amendments in these ASUs through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of the guidance. The Company is currently assessing the impact of the guidance on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Companies will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Companies will also be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those annual periods with early adoption permitted. The amendments on the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently assessing the impact of the guidance on our financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those annual periods with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact of the guidance on our financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company’s and the Operating Partnership’s condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	June 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$119,176	$53,504	$30,284	$46,156
Restricted cash	165,734	159,010	144,930	136,667
Total cash, cash equivalents and restricted cash	$284,910	$212,514	$175,214	$182,823

Note 4. Real Estate Assets, Net

The net book value of real estate assets consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Occupied single-family properties	$7,674,364	$7,448,330
Single-family properties recently acquired	19,074	212,870
Single-family properties in turnover process	218,600	294,093
Single-family properties leased, not yet occupied	65,480	65,304
Single-family properties in operation, net (1)	7,977,518	8,020,597
Development land	144,052	97,207
Single-family properties under development	91,456	56,444
Single-family properties held for sale	276,581	318,327
Total real estate assets, net	$8,489,607	$8,492,575

(1)
Single-family properties in operation, net as of June 30, 2019 and December 31, 2018 included $0.2 million and $5.9 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $78.6 million and $74.1 million for the three months ended June 30, 2019 and 2018, respectively, and $155.4 million and $149.5 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the Company’s dispositions of single-family properties and land for the three and six months ended June 30, 2019 and 2018 (in thousands, except property data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Single-family properties:
Properties sold	433	113	613	216
Net proceeds (1)	$82,828	$18,175	$115,451	$29,642
Net gain on sale	$13,569	$3,240	$19,149	$5,358
Land:
Net proceeds	$899	$—	$1,195	$500
Net gain on sale	$156	$—	$225	$138

(1)
Total net proceeds for the three and six months ended June 30, 2019 included a $30.7 million note receivable, before a $1.2 million discount, which is presented in escrow deposits, prepaid expenses and other assets (see Note 6).

Note 5. Rent and Other Receivables, Net

Included in rent and other receivables, net is an allowance for doubtful accounts of $10.7 million and $8.6 million as of June 30, 2019 and December 31, 2018, respectively. Also included in rent and other receivables, net is $4.9 million of hurricane-related insurance claims receivable and $1.4 million of non-tenant receivables as of June 30, 2019, compared to $4.9 million of hurricane-related insurance claims receivable as of December 31, 2018.

Rents and other single-family property revenues consisted of the following for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Rents from single-family properties (1)	$279,914	$227,211	$557,608	$445,234
Fees from single-family properties	—	2,754	—	5,587
Tenant charge-backs	—	32,917	—	68,724
Rents and other single-family property revenues	$279,914	$262,882	$557,608	$519,545

(1)
For the three and six months ended June 30, 2019, rents from single-family properties included $35.3 million and $75.3 million, respectively, of variable lease payments for tenant charge-backs, which are primarily related to cost recoveries on utilities, as well as $3.5 million and $6.5 million, respectively, of variable lease payments for fees from single-family properties.

The Company generally rents our single-family properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under existing leases on our properties as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
2019	$355,553	$446,745
2020	163,123	4,857
2021	4,738	251
2022	196	98
2023	40	19
Thereafter	20	—
Total	$523,670	$451,970

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes escrow deposits, prepaid expenses and other assets for the Company as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Escrow deposits, prepaid expenses and other	$43,432	$38,642
Investments in joint ventures	58,517	56,789
Notes receivable	35,638	6,012
Commercial real estate, vehicles and FF&E, net	43,600	44,591
Total	$181,187	$146,034

Depreciation expense related to commercial real estate, vehicles and FF&E, net was $1.8 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and $3.7 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively.

Investments in Joint Ventures

In August 2018, the Operating Partnership entered into a $156.3 million joint venture with a leading institutional investor for the purpose of developing, leasing and operating newly constructed single-family rental homes located in select submarkets in the Southeast. The initial term of the joint venture is five years, during which the Company is entitled to a proportionate share of the joint venture’s cash flows based on our 20% ownership interest, along with an opportunity for a promoted interest, and also receives fees for services the Company provides to the joint venture. In evaluating the Company’s 20% ownership interest in the joint venture, we concluded that the joint venture is not a variable interest entity after applying the variable interest model and, therefore, we account for our interest in the joint venture as an investment in an unconsolidated subsidiary after applying the voting interest model using the equity method of accounting. As of June 30, 2019 and December 31, 2018, the balance of the Company’s investment in the joint venture was $20.7 million and $18.0 million, respectively, which is included in escrow deposits, prepaid expenses and other assets on the condensed consolidated balance sheets.

In July 2019, the joint venture parties amended the agreement to increase the size of the partnership to $312.5 million and extend the term of the joint venture to five years from the date of the amendment. The other principal terms of the agreement remain the same. The changes to the agreement do not impact the accounting treatment of the joint venture.

Notes Receivable

In June 2019, as part of a bulk portfolio disposition of 215 homes, the Company issued a $30.7 million secured promissory note, which is secured by a first priority mortgage on the disposed homes, guaranteed by a parent of the borrower, matures on June 20, 2025, bears interest at 2.70% through October 31, 2019 and 4.50% thereafter to maturity, and contains certain required covenants. The secured promissory note requires quarterly interest payments with the full principal due at maturity. As of June 30, 2019, the secured note receivable, net of a $1.2 million discount, had a balance of $29.5 million included in escrow deposits, prepaid expenses and other assets on the condensed consolidated balance sheet.

The Company analyzes its notes receivables quarterly based on certain factors including, but not limited to, the borrower’s financial results and satisfying scheduled payments. A note receivable will be categorized as non-performing if a borrower experiences financial difficulty and has failed to make scheduled payments. As part of the monitoring process we may meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

Note 7. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Deferred leasing costs	$7,521	$11,912
Deferred financing costs	11,245	11,246
Intangible assets:
Database	2,100	2,100
	20,866	25,258
Less: accumulated amortization	(11,880)	(12,572)
Total	$8,986	$12,686

Amortization expense related to deferred leasing costs, the value of in-place leases, and database intangibles was $2.4 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively, and $4.9 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively, and was included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million for both the three months ended June 30, 2019 and 2018 and $1.0 million for both the six months ended June 30, 2019 and 2018 and was included in gross interest, prior to interest capitalization (see Note 8).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2019 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Database	Total
Remaining 2019	$2,360	$990	$150	$3,500
2020	453	1,969	132	2,554
2021	—	1,964	—	1,964
2022	—	968	—	968
Total	$2,813	$5,891	$282	$8,986

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of June 30, 2019 and December 31, 2018 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2019	December 31, 2018
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$488,519	$491,195
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	504,119	506,760
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	529,433	532,197
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	459,703	462,358
Total asset-backed securitizations			1,981,774	1,992,510
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	—
Revolving credit facility (5)	3.60%	June 30, 2022	—	250,000
Term loan facility (6)	N/A	N/A	—	100,000
Total debt			2,881,774	2,842,510
Unamortized discounts on unsecured senior notes			(4,385)	(2,546)
Deferred financing costs, net (7)			(36,332)	(36,421)
Total debt per balance sheet			$2,841,057	$2,803,543

(1)	Interest rates are as of June 30, 2019. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.

(3)	The AH4R 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.

(4)	The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.

(5)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million and bears interest at a London Inter-Bank Offered Rate (“LIBOR”) rate plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%.

(6)
The term loan was fully repaid in June 2019. Prior to repayment, the term loan component of our credit facility bore interest at a LIBOR rate plus a margin ranging from 0.90% to 1.75% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.75%.

(7)
Deferred financing costs relate to our asset-backed securitizations, term loan facility and unsecured senior notes. Amortization of deferred financing costs was $1.5 million for both the three months ended June 30, 2019 and 2018 and $3.0 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively, which was included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s debt on a fully extended basis as of June 30, 2019 (in thousands):

Remaining 2019	$10,358
2020	20,714
2021	20,714
2022	20,714
2023	20,714
Thereafter	2,788,560
Total debt	$2,881,774

Unsecured Senior Notes

In January 2019, the Operating Partnership issued $400.0 million of 4.90% unsecured senior notes with a maturity date of February 15, 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2019. The Operating Partnership received net proceeds of $395.3 million from this issuance, after underwriting fees of approximately $2.6 million and a $2.1 million discount, and before estimated offering costs of $1.0 million. The Operating Partnership used the net proceeds from this issuance to repay amounts outstanding on our revolving credit facility and for general corporate purposes. The 2029 Notes are the Operating Partnership’s unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2029 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after November 15, 2028 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

Interest Expense

The following table displays our total gross interest, which includes fees on our credit facilities and amortization of deferred financing costs, the discounts on unsecured senior notes, and capitalized interest for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross interest	$35,221	$33,341	$69,833	$65,078
Capitalized interest	(2,650)	(1,363)	(5,347)	(3,799)
Interest expense	$32,571	$31,978	$64,486	$61,279

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accrued property taxes	$93,653	$40,566
Resident security deposits	86,220	83,406
Accrued distribution payable	26,780	12,809
Accrued interest	24,208	16,413
Prepaid rent	23,382	22,506
Accrued construction and maintenance liabilities	15,737	18,371
Accounts payable	1,750	195
Other accrued liabilities	29,489	24,963
Total	$301,219	$219,229

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program
The Company established an at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate of $500.0 million (the “At-the-Market Program”). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. As of June 30, 2019, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company’s board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2019, we did not repurchase and retire any of our shares. During the six months ended June 30, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. As of June 30, 2019, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Preferred Shares

As of June 30, 2019 and December 31, 2018, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				June 30, 2019		December 31, 2018
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	268,750	10,750,000	268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				35,350,000	$883,750	35,350,000	$883,750

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding Operating Partnership units.

	For the Three Months Ended
Security	June 30, 2019	March 31, 2019	June 30, 2018	March 31, 2018
Class A and Class B common shares	$0.05	$0.05	$0.05	$0.05
5.500% Series C participating preferred shares	—	—	—	0.34
6.500% Series D perpetual preferred shares	0.41	0.41	0.41	0.41
6.350% Series E perpetual preferred shares	0.40	0.40	0.40	0.40
5.875% Series F perpetual preferred shares	0.37	0.37	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	—	—

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 51,629,990 and 54,243,317, or approximately 14.6% and 15.4%, of the total 352,689,844 and 351,966,447 Class A units in the Operating Partnership as of June 30, 2019 and December 31, 2018, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990 and 1,073,509, or approximately 0.2% and 0.3%, of the total 352,689,844 and 351,966,447 Class A units in the Operating Partnership as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss) allocated to Class A units	$4,004	$(2,902)	$7,030	$(1,777)
Net loss allocated to noncontrolling interest in a consolidated subsidiary	—	(248)	—	(259)
Total noncontrolling interest	$4,004	$(3,150)	$7,030	$(2,036)

Noncontrolling interest as reflected in the Operating Partnership’s condensed consolidated statements of capital consisted solely of the outside ownership interest in a consolidated subsidiary of the Operating Partnership, which was liquidated during the second quarter of 2018. Income and loss allocated to the Operating Partnership’s noncontrolling interest is reflected in noncontrolling interest within the Operating Partnership’s condensed consolidated statements of operations. The Operating Partnership units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

2012 Equity Incentive Plan

The Company’s employees are compensated through the Operating Partnership, including share-based compensation. When the Company issues Class A common shares under the 2012 Equity Incentive Plan (the “Plan”), the Operating Partnership issues an equivalent number of Class A units to AH4R and non-management members of our board of trustees.

During the six months ended June 30, 2019 and 2018, the Company granted stock options for 20,000 and 140,000 Class A common shares, respectively, and 343,334 and 304,400 restricted stock units, respectively, to certain employees of the Company and members of our board of trustees under the Plan. The options and restricted stock units granted during the six months ended June 30, 2019 and 2018 generally vest over a four-year service period and the options expire 10 years from the date of grant. Restricted stock units granted to non-management trustees during the six months ended June 30, 2019 vest over a one-year service period.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2019 and 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2018	3,052,450	$16.65	6.9	$16,421
Granted	140,000	19.40
Exercised	(171,875)	16.04		787
Forfeited	(66,250)	17.69
Options outstanding at June 30, 2018	2,954,325	$16.79	6.0	$16,347
Options exercisable at June 30, 2018	2,174,550	$16.20	5.3	$13,123

Options outstanding at January 1, 2019	2,252,275	$16.92	6.1	$7,713
Granted	20,000	20.48
Exercised	(650,375)	15.89		5,336
Forfeited	(12,350)	20.80
Options outstanding at June 30, 2019	1,609,550	$17.35	5.8	$11,209
Options exercisable at June 30, 2019	1,240,400	$16.72	5.3	$9,413

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the grant price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the six months ended June 30, 2019 and 2018:

	2019	2018
Weighted-average fair value	$2.85	$3.03
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	17.3%	18.9%
Risk-free interest rate	2.6%	2.8%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the six months ended June 30, 2019 and 2018:

	2019	2018
Restricted stock units at beginning of period	372,375	243,875
Units awarded	343,334	304,400
Units vested	(110,900)	(80,025)
Units forfeited	(8,700)	(48,375)
Restricted stock units at end of period	596,109	419,875

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation relating to centralized and field property management employees is included in property management expenses. The following table summarizes the activity that relates to the Company’s noncash share-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
General and administrative expense	$923	$520	$1,582	$1,118
Property management expenses	346	423	639	800
Total noncash share-based compensation expense	$1,269	$943	$2,221	$1,918

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income or loss per common share on a basic and diluted basis for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$40,304	$25,898	$73,395	$47,423
Less:
Noncontrolling interest	4,004	(3,150)	7,030	(2,036)
Dividends on preferred shares	13,782	11,984	27,564	26,581
Redemption of participating preferred shares	—	32,215	—	32,215
Allocation to participating securities (1)	45	—	75	—
Numerator for income (loss) per common share–basic and diluted	$22,473	$(15,151)	$38,726	$(9,337)

Denominator:
Weighted-average common shares outstanding–basic	299,466,526	295,462,572	298,157,413	290,848,633
Effect of dilutive securities:
Share-based compensation plan (2)	524,558	—	519,375	—
Weighted-average common shares outstanding–diluted (3)	299,991,084	295,462,572	298,676,788	290,848,633

Net income (loss) per common share:
Basic	$0.08	$(0.05)	$0.13	$(0.03)
Diluted	$0.08	$(0.05)	$0.13	$(0.03)

(1)
Unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options.

(3)
The computation of diluted earnings per share for the three months ended June 30, 2019 and 2018 excludes an aggregate of 94,840 and 6,974,868 potentially dilutive securities, respectively, and for the six months ended June 30, 2019 and 2018 excludes an aggregate of 128,520 and 6,971,928 potentially dilutive securities, respectively, which include participating preferred shares, exchangeable senior notes, common shares issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been anti-dilutive to the respective periods. The effect of the potential conversion of OP units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying condensed consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income or loss per common unit on a basic and diluted basis for the three and six months ended June 30, 2019 and 2018 (in thousands, except unit and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$40,304	$25,898	$73,395	$47,423
Less:
Noncontrolling interest	—	(248)	—	(259)
Preferred distributions	13,782	11,984	27,564	26,581
Redemption of participating preferred units	—	32,215	—	32,215
Allocation to participating securities (1)	45	—	75	—
Numerator for income (loss) per common unit–basic and diluted	$26,477	$(18,053)	$45,756	$(11,114)

Denominator:
Weighted-average common units outstanding–basic	352,363,754	350,812,725	352,183,171	346,198,786
Effect of dilutive securities:
Share-based compensation plan (2)	524,558	—	519,375	—
Weighted-average common units outstanding–diluted (3)	352,888,312	350,812,725	352,702,546	346,198,786

Net income (loss) per common unit:
Basic	$0.08	$(0.05)	$0.13	$(0.03)
Diluted	$0.08	$(0.05)	$0.13	$(0.03)

(1)
Unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options.

(3)
The computation of diluted earnings per unit for the three months ended June 30, 2019 and 2018 excludes an aggregate of 94,840 and 6,974,868 potentially dilutive securities, respectively, and for the six months ended June 30, 2019 and 2018 excludes an aggregate of 128,520 and 6,971,928 potentially dilutive securities, which include participating preferred units, exchangeable senior notes, common units issuable upon exercise of stock options and unvested restricted stock units, because their effect would have been anti-dilutive to the respective periods.

Note 12. Commitments and Contingencies

As of June 30, 2019, the Company had commitments to acquire 10 single-family properties for an aggregate purchase price of $3.3 million, as well as $56.2 million in purchase commitments that relate to both third party developer agreements and land for our internal construction program. As of December 31, 2018, the Company had commitments to acquire 88 single-family properties for an aggregate purchase price of $25.3 million, as well as $58.1 million in purchase commitments that relate to both third party developer agreements and land for our internal construction program.

As of June 30, 2019 and December 31, 2018, the Company had sales in escrow for approximately 190 and 78 of our single-family properties, respectively, for aggregate selling prices of $36.8 million and $13.6 million, respectively.

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

Our revolving credit facility, term loan facility and asset-backed securitizations are financial instruments, which are classified as Level 3 in the fair value hierarchy as they were estimated by using unobservable inputs. We estimated their fair values by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. Our unsecured senior notes are also financial instruments which are classified as Level 2 in the fair value hierarchy as their fair values are estimated using observable inputs based on the market value of the last trade at the end of the period.

The following table displays the carrying values and fair values of our debt instruments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value (1)	Fair Value
AH4R 2014-SFR2 securitization	$481,749	$493,762	$483,790	$494,820
AH4R 2014-SFR3 securitization	497,106	512,386	499,108	511,450
AH4R 2015-SFR1 securitization	521,771	535,892	523,865	534,666
AH4R 2015-SFR2 securitization	452,654	467,750	454,748	467,303
Total asset-backed securitizations (1)	1,953,280	2,009,790	1,961,511	2,008,239
2028 unsecured senior notes, net	493,195	517,880	492,800	479,730
2029 unsecured senior notes, net	394,582	434,488	—	—
Total unsecured senior notes, net (1)	887,777	952,368	492,800	479,730
Revolving credit facility (2)	—	—	250,000	250,000
Term loan facility (1) (2)	—	—	99,232	100,000
Total debt	$2,841,057	$2,962,158	$2,803,543	$2,837,969

(1)
To conform with current year presentation, the carrying values of the asset-backed securitizations, unsecured senior notes and term loan facility have been presented net of unamortized deferred financing costs of $31.0 million, $4.7 million and $0.8 million, respectively, as of December 31, 2018. The carrying values of the unsecured senior notes, net remain presented net of unamortized discounts.

(2)
As our revolving credit facility and term loan facility bear interest at a floating rate based on an index plus a spread (see Note 8), management believes that the carrying values (excluding deferred financing costs) of the revolving credit facility and term loan facility reasonably approximate fair value.

In October 2017, in anticipation of the issuance of the 2028 unsecured senior notes and in order to hedge interest rate risk, the Operating Partnership entered into a treasury lock agreement on a notional amount of $350.0 million, based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and was settled upon the issuance of the 2028 unsecured senior notes in February 2018, which resulted in a $9.6 million gain that was recorded in other comprehensive income and is being reclassified into earnings as a reduction of interest expense over the term of the 2028 unsecured senior notes. The estimated amount of existing gains that are reported in accumulated other comprehensive income at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $1.0 million.

Valuation of the participating preferred shares derivative liability considered scenarios in which the participating preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considered certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan statistical areas, or MSAs, as outlined in the agreement. On April 5, 2018, the Company redeemed all outstanding participating preferred shares through a conversion of those participating preferred shares into Class A common shares. As a result of the redemption, the Company recorded a $32.2 million allocation of income to the Series C participating preferred shareholders in the second quarter of 2018, which represents the initial liquidation value of the Series C participating preferred shares in excess of the original equity carrying value of the Series C participating preferred shares as of the redemption date.

The following table presents changes in the fair values of our Level 3 financial instruments that were measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the condensed consolidated statements of operations for the six months ended June 30, 2018 (in thousands):

Description	January 1, 2018	Conversions	Remeasurement included in earnings	June 30, 2018
Liabilities:
Participating preferred shares derivative liability	$29,470	$(28,258)	$(1,212)	$—

Note 14. Subsequent Events

Subsequent Acquisitions

From July 1, 2019 through July 31, 2019, the Company added 53 properties to its portfolio for a total cost of approximately $13.6 million, which included 34 homes developed through our internal construction program.

Subsequent Dispositions

From July 1, 2019 through July 31, 2019, the Company disposed of 110 properties for aggregate net proceeds of approximately $21.9 million.

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

As of June 30, 2019, we owned 52,634 single-family properties, in selected sub-markets of metropolitan statistical areas, or MSAs, in 22 states, including 1,664 properties held for sale, compared to 52,783 single-family properties in 22 states, including 1,945 properties held for sale, as of December 31, 2018, and 52,049 single-family properties in 22 states, including 1,838 properties held for sale and 371 properties identified for future sale as of June 30, 2018. As of June 30, 2019, we had commitments to acquire an additional 10 single-family properties for an aggregate purchase price of $3.3 million. As of June 30, 2019, 49,111, or 96.4%, of our total properties (excluding properties held for sale) were occupied, compared to 47,823, or 94.1%, of our total properties (excluding held for sale) as of December 31, 2018, and 47,758, or 95.8%, of our total properties (excluding properties held for sale and identified for future sale) as of June 30, 2018. Our portfolio of single-family properties is internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of June 30, 2019:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Atlanta, GA	4,784	9.4%	$177,005	2,159	17.1	2015
Dallas-Fort Worth, TX	4,313	8.5%	164,369	2,116	15.4	2014
Charlotte, NC	3,638	7.1%	191,004	2,089	15.5	2015
Phoenix, AZ	3,091	6.1%	173,955	1,835	15.8	2015
Houston, TX	3,071	6.0%	163,260	2,094	13.5	2014
Indianapolis, IN	2,813	5.5%	152,837	1,931	16.7	2013
Nashville, TN	2,723	5.3%	209,995	2,113	14.7	2015
Jacksonville, FL	2,205	4.3%	173,952	1,939	14.4	2014
Tampa, FL	2,153	4.2%	195,416	1,943	15.0	2014
Raleigh, NC	2,046	4.0%	182,901	1,874	14.6	2014
All Other (2)	20,133	39.6%	189,963	1,911	16.0	2013
Total / Average	50,970	100.0%	$182,351	1,984	15.7	2014

(1)	Excludes 1,664 single-family properties held for sale as of June 30, 2019.

(2)	Represents 25 markets in 21 states.

The following table summarizes certain key leasing metrics as of June 30, 2019:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.8%	$1,600	11.7	7.9	6.1%
Dallas-Fort Worth, TX	95.5%	1,760	11.7	8.0	3.9%
Charlotte, NC	94.7%	1,589	12.2	8.1	3.9%
Phoenix, AZ	95.9%	1,411	11.7	8.2	8.5%
Houston, TX	93.8%	1,654	11.9	8.3	3.1%
Indianapolis, IN	95.7%	1,428	11.7	8.2	4.8%
Nashville, TN	95.1%	1,728	12.1	7.9	3.8%
Jacksonville, FL	95.4%	1,559	12.0	8.4	5.1%
Tampa, FL	95.3%	1,699	11.7	8.2	4.2%
Raleigh, NC	94.9%	1,533	11.7	7.7	4.2%
All Other (6)	95.8%	1,662	11.8	8.2	5.0%
Total / Average	95.4%	$1,626	11.8	8.1	4.8%

(1)	Leasing information excludes 1,664 single-family properties held for sale as of June 30, 2019.

(2)
For the three months ended June 30, 2019, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.

(3)
For the three months ended June 30, 2019, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.

(4)	Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.

(5)
Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended June 30, 2019, compared to the annual rent of the previously expired non-month-to-month lease for each property.

(6)	Represents 25 markets in 21 states.

Factors That Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include our ability to identify and acquire properties, our pace of property acquisitions and the time and cost required to gain access to and renovate the properties, our pace and cost of newly acquired or developed properties, the time to lease a newly acquired or developed property at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, our ability to raise capital and our capital structure.

Property Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Additionally, opportunities from new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest and recently has been increasingly focused on our new construction channels. During the quarter ended June 30, 2019, we acquired or developed 144 homes, including 8 homes acquired through broker acquisitions and 136 homes acquired through new construction channels, of which 82 homes were developed through our internal construction program, and sold 433 homes.

During 2018, we identified approximately 1,500 properties to be disposed from six of our smaller markets that we are exiting based on market analysis. Our remaining properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of June 30, 2019 and December 31, 2018, there were 1,664 and 1,945 properties classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

Property Operations

Homes added to our portfolio through new construction channels, including properties developed through our internal construction program, are available for lease shortly after acquisition or when we receive a certificate of occupancy. Homes added to our portfolio through traditional acquisition channels involve expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association (“HOA”) fees, when applicable. In addition, we typically incur costs between $10,000 and $25,000 to renovate a home acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved in initially accessing our homes to prepare them for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel. This process of finalizing the acquisition and gaining initial access to the home can range from immediate access to multiple months and, on average, takes approximately 10 to 30 days. Additionally, after gaining access to the home, the time to renovate a property can vary significantly among properties and is most impacted by the age and condition of the property. On average, it takes approximately 50 to 70 days to complete the renovation process after gaining initial access to the home. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 40 days to lease a property after completing the renovation process. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 50 to 60 days to complete the turnover process.

Revenues

Our revenues are derived primarily from rents collected under lease agreements with tenants for our single-family properties, which typically have a term of one year. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate. Additionally, our ability to collect revenues and related operating results are impacted by the credit worthiness and quality of our tenants. On average, our tenants have household incomes ranging from $60,000 to $120,000 and primarily consist of families with approximately two adults and one or more children.

Our rents and other single-family property revenues are comprised of rental revenue from single-family properties, fees from our single-family properties rentals and “tenant charge-backs,” which are primarily related to cost recoveries on utilities.

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.7% for the three months ended June 30, 2019, and we experienced turnover rates of 10.8% and 11.0% for the three months ended June 30, 2019 and 2018, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.5% for the six months ended June 30, 2019, and we experienced turnover rates of 18.5% and 19.7% for the six months ended June 30, 2019 and 2018, respectively.

Expenses

We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property Operating Expenses

Once a property is available for lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses which may not be subject to our control. These include primarily property taxes, repairs and maintenance (“R&M”), turnover costs, HOA fees (when applicable) and insurance.

Property Management Expenses

As we internally manage our portfolio of single-family properties through our proprietary property management platform, we incur costs such as salary expenses for property management personnel, lease expenses and operating costs for property management offices and technology expenses for maintaining our property management platform. As part of developing our property management platform, we have made significant investments in our infrastructure, systems and technology. We believe that these investments will enable our property management platform to become more efficient over time, especially as our portfolio grows. Also included in property management expenses is noncash share-based compensation expense related to centralized and field property management employees.

Seasonality

We believe that our business and related operating results will be impacted by seasonal factors throughout the year. We experience higher levels of tenant move-outs and move-ins during the late spring and summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets for expenses such as HVAC repairs, turn costs and landscaping expenses during the summer season. Additionally, our single-family properties are at greater risk in certain markets for adverse weather conditions such as hurricanes in the late summer months and extreme cold weather in the winter months.

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

Results of Operations

Net income totaled $40.3 million for the three months ended June 30, 2019, compared to net income of $25.9 million for the three months ended June 30, 2018. Net income totaled $73.4 million for the six months ended June 30, 2019, compared to net income of $47.4 million for the six months ended June 30, 2018. These improvements were primarily attributable to higher revenues resulting from a larger number of occupied properties and higher rental rates and an increase in gain on sale of single family properties, net.

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

Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of shares or units, (3) gain or loss on early extinguishment of debt, (4) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (5) gain or loss on sales of single-family properties and other, (6) depreciation and amortization, (7) acquisition fees and costs expensed incurred with business combinations and the acquisition of properties, (8) noncash share-based compensation expense, (9) interest expense, (10) general and administrative expense, (11) other expenses and (12) other revenues. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

Core NOI and Same-Home Core NOI should be considered only as supplements to net income or loss as a measure of our performance and should not be used as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Additionally, these metrics should not be used as substitutes for net income or loss or net cash flows from operating activities (as computed in accordance with GAAP).

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$188,881		$53,977		$242,858
Fees from single-family properties	2,597		896		3,493
Bad debt expense	(1,381)		(359)		(1,740)
Core revenues	190,097		54,514		244,611

Property tax expense	33,136	17.5%	10,337	19.0%	43,473	17.8%
HOA fees, net (2)	4,011	2.1%	1,360	2.5%	5,371	2.2%
R&M and turnover costs, net (2)	15,208	8.0%	4,194	7.7%	19,402	7.9%
Insurance	1,712	0.9%	560	1.0%	2,272	0.9%
Property management expenses, net (3)	15,462	8.1%	4,612	8.4%	20,074	8.2%
Core property operating expenses	69,529	36.6%	21,063	38.6%	90,592	37.0%

Core NOI	$120,568	63.4%	$33,451	61.4%	$154,019	63.0%

	For the Three Months Ended June 30, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$181,334		$45,877		$227,211
Fees from single-family properties	2,123		631		2,754
Bad debt expense	(1,329)		(287)		(1,616)
Core revenues	182,128		46,221		228,349

Property tax expense	31,152	17.1%	8,859	19.2%	40,011	17.5%
HOA fees, net (2)	3,746	2.1%	1,099	2.4%	4,845	2.1%
R&M and turnover costs, net (2)	14,526	8.0%	4,187	9.0%	18,713	8.2%
Insurance	1,520	0.8%	426	0.9%	1,946	0.9%
Property management expenses, net (3)	14,799	8.1%	3,962	8.6%	18,761	8.2%
Core property operating expenses	65,743	36.1%	18,533	40.1%	84,276	36.9%

Core NOI	$116,385	63.9%	$27,688	59.9%	$144,073	63.1%

(1)	Includes 40,618 properties that have been stabilized longer than 90 days prior to January 1, 2018.

(2)	Presented net of tenant charge-backs.

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

The following are reconciliations of core revenues, Same-Home core venues, core property operating expenses, Same-Home core property operating expenses, Core NOI, and Same-Home Core NOI to their respective GAAP metrics for the three months ended June 30, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Core revenues and Same-Home core revenues
Total revenues	$281,860	$264,483
Tenant charge-backs	(35,303)	(32,917)
Other revenues	(1,946)	(1,601)
Bad debt expense	—	(1,616)
Core revenues	244,611	228,349
Less: Non-Same-Home core revenues	54,514	46,221
Same-Home core revenues	$190,097	$182,128

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$104,591	$98,843
Property management expenses	21,650	18,616
Noncash share-based compensation - property management	(346)	(423)
Expenses reimbursed by tenant charge-backs	(35,303)	(32,917)
Bad debt expense	—	(1,616)
Internal leasing costs (1)	—	1,773
Core property operating expenses	90,592	84,276
Less: Non-Same-Home core property operating expenses	21,063	18,533
Same-Home core property operating expenses	$69,529	$65,743

Core NOI and Same-Home Core NOI
Net income	$40,304	$25,898
Loss on early extinguishment of debt	659	1,447
Gain on sale of single-family properties and other, net	(13,725)	(3,240)
Depreciation and amortization	82,840	78,319
Acquisition fees and costs expensed	970	1,321
Noncash share-based compensation - property management	346	423
Interest expense	32,571	31,978
General and administrative expense	10,486	9,677
Other expenses	1,514	1,624
Other revenues	(1,946)	(1,601)
Internal leasing costs (1)	—	(1,773)
Core NOI	154,019	144,073
Less: Non-Same-Home Core NOI	33,451	27,688
Same-Home Core NOI	$120,568	$116,385
(1)    Adjustment amount reflects the portion of leasing costs that were previously capitalized, that would be expensed under the new lease accounting standard ASU 2016-02, adopted by the Company on January 1, 2019.

Total Revenues

Total revenues increased 6.6% to $281.9 million for the three months ended June 30, 2019 from $264.5 million for the three months ended June 30, 2018. Revenue growth was primarily driven by higher rental rates and continued strong leasing activity, as the average number of occupied homes in our portfolio grew to 48,989 homes for the three months ended June 30, 2019 compared to 47,427 homes for the three months ended June 30, 2018. This was partially offset by a $1.7 million reclassification of bad debt expense during the three months ended June 30, 2019, which was included in total revenues as a result of the adoption of the new lease accounting standard.

Property Operating Expenses

Property operating expenses increased 5.8% to $104.6 million for the three months ended June 30, 2019 from $98.8 million for the three months ended June 30, 2018. This increase was primarily attributable to higher property tax expense and growth in the number of homes in our portfolio which drove increases in repairs and maintenance and turnover costs. This was partially offset by the $1.7 million reclassification of bad debt expense associated with the adoption of the new lease accounting standard.

Property Management Expenses

Property management expenses for the three months ended June 30, 2019 and 2018 were $21.7 million and $18.6 million, respectively, which included $0.3 million and $0.4 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expense is primarily attributable to higher personnel costs and the additional leasing costs recorded to property management expense as a result of the new lease accounting standard adopted on January 1, 2019.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 4.4% to $190.1 million for the three months ended June 30, 2019 from $182.1 million for the three months ended June 30, 2018. This increase was primarily attributable to higher Average Monthly Realized Rent, which increased 3.7% to $1,620 per month for the three months ended June 30, 2019 compared to $1,562 per month for the three months ended June 30, 2018, as well as a rise in Average Occupied Days Percentage, which increased to 95.7% for the three months ended June 30, 2019 compared to 95.3% for the three months ended June 30, 2018.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 5.8% to $69.5 million for the three months ended June 30, 2019 from $65.7 million for the three months ended June 30, 2018. Same-Home core property operating expenses as a percentage of Same-Home core revenues increased to 36.6% for the three months ended June 30, 2019 from 36.1% for the three months ended June 30, 2018. The increase in Same-Home core property operating expenses as a percentage of Same-Home core revenues was primarily driven by an outsized increase in property tax expense.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended June 30, 2019 and 2018 was $10.5 million and $9.7 million, respectively, which included $0.9 million and $0.5 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs, partially offset by lower legal expenses and state taxes.

Interest Expense

Interest expense increased 1.9% to $32.6 million for the three months ended June 30, 2019 from $32.0 million for the three months ended June 30, 2018. This increase was primarily related to the unsecured senior notes issued in January 2019, partially offset by the paydown on the term loan facility in June 2018, the payoff of the exchangeable senior notes in November 2018, and an increase in capitalized interest.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed. For the three months ended June 30, 2019 and 2018, acquisition fees and costs expensed totaled $1.0 million and $1.3 million, respectively, which were related to costs associated with purchases of single-family properties, including newly constructed properties from third party builders.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 5.8% to $82.8 million for the three months ended June 30, 2019 from $78.3 million for the three months ended June 30, 2018 primarily due to growth in our average number of depreciable properties.

Other Revenues

Other revenues were $1.9 million for the three months ended June 30, 2019, which included $0.9 million of interest income on short-term investments, $0.7 million of fees from unconsolidated joint ventures and $0.3 million of other income. Other revenues were $1.6 million for the three months ended June 30, 2018, which included $0.6 million of interest income on short-term investments, $0.3 million of equity in earnings from unconsolidated joint ventures, $0.2 million of fees from unconsolidated joint ventures and $0.5 million of other income.

Other Expenses

Other expenses were $1.5 million for the three months ended June 30, 2019, which included $0.9 million related to impairments on properties held for sale, $0.5 million of expenses related to a joint venture and $0.1 million of other expenses. Other expenses were $1.6 million for the three months ended June 30, 2018, which included $1.5 million related to impairments on properties held for sale and $0.1 million of other expenses.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$375,075		$104,280		$479,355
Fees from single-family properties	4,801		1,705		6,506
Bad debt expense	(2,676)		(832)		(3,508)
Core revenues	377,200		105,153		482,353

Property tax expense	65,330	17.3%	20,514	19.5%	85,844	17.8%
HOA fees, net (2)	8,450	2.2%	2,888	2.8%	11,338	2.3%
R&M and turnover costs, net (2)	28,572	7.6%	8,393	8.0%	36,965	7.7%
Insurance	3,373	0.9%	1,092	1.0%	4,465	0.9%
Property management expenses, net (3)	30,180	8.0%	8,948	8.5%	39,128	8.1%
Core property operating expenses	135,905	36.0%	41,835	39.8%	177,740	36.8%

Core NOI	$241,295	64.0%	$63,318	60.2%	$304,613	63.2%

	For the Six Months Ended June 30, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$360,460		$84,774		$445,234
Fees from single-family properties	4,197		1,390		5,587
Bad debt expense	(2,937)		(679)		(3,616)
Core revenues	361,720		85,485		447,205

Property tax expense	61,862	17.1%	17,239	20.2%	79,101	17.7%
HOA fees, net (2)	7,256	2.0%	2,066	2.4%	9,322	2.1%
R&M and turnover costs, net (2)	28,404	7.8%	9,048	10.6%	37,452	8.4%
Insurance	3,137	0.9%	856	1.0%	3,993	0.9%
Property management expenses, net (3)	30,062	8.3%	7,725	9.0%	37,787	8.4%
Core property operating expenses	130,721	36.1%	36,934	43.2%	167,655	37.5%

Core NOI	$230,999	63.9%	$48,551	56.8%	$279,550	62.5%

(1)	Includes 40,618 properties that have been stabilized longer than 90 days prior to January 1, 2018.

(2)	Presented net of tenant charge-backs.

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

The following are reconciliations of core revenues, Same-Home core venues, core property operating expenses, Same-Home core property operating expenses, Core NOI, and Same-Home Core NOI to their respective GAAP metrics for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	For the Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Core revenues and Same-Home core revenues
Total revenues	$561,064	$522,487
Tenant charge-backs	(75,255)	(68,724)
Other revenues	(3,456)	(2,942)
Bad debt expense	—	(3,616)
Core revenues	482,353	447,205
Less: Non-Same-Home core revenues	105,153	85,485
Same-Home core revenues	$377,200	$361,720

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$211,275	$199,830
Property management expenses	42,359	37,603
Noncash share-based compensation - property management	(639)	(800)
Expenses reimbursed by tenant charge-backs	(75,255)	(68,724)
Bad debt expense	—	(3,616)
Internal leasing costs (1)	—	3,362
Core property operating expenses	177,740	167,655
Less: Non-Same-Home core property operating expenses	41,835	36,934
Same-Home core property operating expenses	$135,905	$130,721

Core NOI and Same-Home Core NOI
Net income	$73,395	$47,423
Remeasurement of participating preferred shares	—	(1,212)
Loss on early extinguishment of debt	659	1,447
Gain on sale of single-family properties and other, net	(19,374)	(5,496)
Depreciation and amortization	164,001	157,622
Acquisition fees and costs expensed	1,804	2,632
Noncash share-based compensation - property management	639	800
Interest expense	64,486	61,279
General and administrative expense	19,921	18,908
Other expenses	2,538	2,451
Other revenues	(3,456)	(2,942)
Internal leasing costs (1)	—	(3,362)
Core NOI	304,613	279,550
Less: Non-Same-Home Core NOI	63,318	48,551
Same-Home Core NOI	$241,295	$230,999
(1)    Adjustment amount reflects the portion of leasing costs that were previously capitalized, that would be expensed under the new lease accounting standard ASU 2016-02, adopted by the Company on January 1, 2019.

Total Revenues

Total revenues increased 7.4% to $561.1 million for the six months ended June 30, 2019 from $522.5 million for the six months ended June 30, 2018. Revenue growth was primarily driven by higher rental rates and continued strong leasing activity, as our average occupied portfolio grew to 48,600 homes for the six months ended June 30, 2019 compared to 47,156 homes for the six months ended June 30, 2018. This was partially offset by a $3.5 million reclassification of bad debt expense during the six months ended June 30, 2019, which was included in total revenues as a result of the adoption of the new lease accounting standard.

Property Operating Expenses

Property operating expenses increased 5.7% to $211.3 million for the six months ended June 30, 2019 from $199.8 million for the six months ended June 30, 2018. This increase was primarily attributable to higher property tax expense and higher HOA fees. This was partially offset by the $3.5 million reclassification of bad debt expense associated with the adoption of the new lease accounting standard.

Property Management Expenses

Property management expenses for the six months ended June 30, 2019 and 2018 were $42.4 million and $37.6 million, respectively, which included $0.6 million and $0.8 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expense is primarily attributable to higher personnel costs and additional leasing costs recorded to property management expenses as a result of the new lease accounting standard adopted on January 1, 2019.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 4.3% to $377.2 million for the six months ended June 30, 2019 from $361.7 million for the six months ended June 30, 2018. This rise was primarily attributable to higher Average Monthly Realized Rent, which increased 3.5% to $1,610 per month for the six months ended June 30, 2019 compared to $1,555 per month for the six months ended June 30, 2018, as well as a rise in the Average Occupied Days Percentage, which increased to 95.6% for the six months ended June 30, 2019 compared to 95.1% for the six months ended June 30, 2018.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.0% to $135.9 million for the six months ended June 30, 2019 from $130.7 million for the six months ended June 30, 2018. Same-Home core property operating expenses as a percentage of total Same-Home core revenues decreased to 36.0% for the six months ended June 30, 2019 from 36.1% for the six months ended June 30, 2018. This decrease in Same-Home core property operating expenses as a percentage of Same-Home core revenues was primarily attributable to temporarily elevated turnover costs incurred from the beginning of the prior year through April 2018 as part of the Company’s strategic initiative to strengthen occupancy at that time.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the six months ended June 30, 2019 and 2018 was $19.9 million and $18.9 million, respectively, which included $1.6 million and $1.1 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs, partially offset by lower legal expenses and state taxes.

Interest Expense

Interest expense increased 5.2% to $64.5 million for the six months ended June 30, 2019 from $61.3 million for the six months ended June 30, 2018. This increase was primarily related to the unsecured senior notes issued in February 2018 and January 2019, partially offset by the payoff of the secured note payable in May 2018, the paydown on the term loan facility in June 2018, the payoff of the exchangeable senior notes in November 2018, and an increase in capitalized interest.

Acquisition Fees and Costs Expensed

All costs of our internal acquisition function are expensed. For the six months ended June 30, 2019 and 2018, acquisition fees and costs expensed totaled $1.8 million and $2.6 million, respectively, which were related to costs associated with purchases of single-family properties, including newly constructed properties from third party builders.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 4.0% to $164.0 million for the six months ended June 30, 2019 from $157.6 million for the six months ended June 30, 2018 primarily due to growth in our average number of depreciable properties.

Other Revenues

Other revenues were $3.5 million for the six months ended June 30, 2019, which included $1.4 million of interest income on short-term investments, $1.4 million of fees from unconsolidated joint ventures and $0.7 million of other income. Other revenues were $2.9 million for the six months ended June 30, 2018, which included $1.0 million of interest income on short-term investments, $0.6 million of equity in earnings from unconsolidated joint ventures, $0.4 million of fees from unconsolidated joint ventures and $0.9 million of other income.

Other Expenses

Other expenses were $2.5 million for the six months ended June 30, 2019, which included $1.4 million related to impairments on properties held for sale, $0.9 million of expenses related to a joint venture and $0.2 million of other expenses. Other expenses were $2.5 million for the six months ended June 30, 2018, which included $2.2 million related to impairments on properties held for sale and $0.3 million of other expenses.

Critical Accounting Policies and Estimates

Our critical accounting policies are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018. For a discussion of recent accounting pronouncements, see Note 2.

Income Taxes

AH4R has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains), we generally will not be subject to U.S. federal income tax.

Qualification and taxation as a REIT depends upon our ability to meet the various qualification tests imposed under the Code, including tests related to the percentage of income that we earn from specified sources and the percentage of our earnings that we distribute to our shareholders. Accordingly, no assurance can be given that we will continue to be organized or be able to operate in a manner so as to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax and state income tax on our taxable income at regular corporate tax rates, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify.

Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Certain of our subsidiaries are subject to taxation by U.S. federal, state and local authorities for the periods presented. We made joint elections to treat certain subsidiaries as taxable REIT subsidiaries which are subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2014 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

We believe that our Operating Partnership is properly treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the Operating Partnership’s partners, including AH4R, is allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. As such, no provision for U.S. federal income taxes has been included for the Operating Partnership.

Accounting Standards Codification 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of June 30, 2019, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

As a REIT we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains). We expect to use our net operating loss carryforward (“NOL”) to partially reduce our REIT taxable income in current and future years. As of December 31, 2018, AH4R had a NOL for U.S. federal income tax purposes of approximately $275.0 million. Once our NOL is fully used, we may be required to increase AH4R’s distributions to comply with REIT distribution requirements.

Liquidity and Capital Resources

Our liquidity and capital resources as of June 30, 2019 included cash and cash equivalents of $119.2 million. Additionally, as of June 30, 2019, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million.

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

To qualify as a REIT, AH4R is required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. The Operating Partnership funds the payment of distributions. We expect to use our NOL to reduce our REIT taxable income in future years. As of December 31, 2018, AH4R had a NOL for U.S. federal income tax purposes of approximately $275.0 million. Once our NOL is fully used, we may be required to increase AH4R’s distributions to comply with REIT distribution requirements and our current policy of distributing approximately all of our REIT taxable income (determined without regard to the deduction for dividends paid).

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$287,492	$249,965
Net cash used for investing activities	(170,033)	(325,627)
Net cash (used for) provided by financing activities	(7,763)	105,353
Net increase in cash, cash equivalents and restricted cash	$109,696	$29,691

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses.

During the six months ended June 30, 2019, net cash provided by operating activities was $287.5 million, which included cash from operations of $229.7 million and other changes in operating assets and liabilities of $57.8 million. Net cash used for investing activities was $170.0 million, which primarily consisted of cash outflows of $139.7 million related to cash paid for development activity, which consisted of land held for development, land development and homebuilding construction in progress, $71.6 million related to the acquisition of properties, $16.5 million of initial renovation costs to prepare our properties for rental and $33.3 million of recurring and other capital expenditures for single-family properties, partially offset by cash inflows of $87.2 million related to net proceeds received from sales of single-family properties and other assets. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash used for financing activities was $7.8 million, which primarily consisted of cash outflows of $350.0 million of payments on our revolving credit facility and the payoff of the term loan facility, $49.0 million for distributions and $10.7 million of payments on our asset-backed securitizations, partially offset by a cash inflow of $397.9 million in proceeds from the issuance of unsecured senior notes, net of a discount. The net increase in cash, cash equivalents and restricted cash during the six months ended June 30, 2019 was $109.7 million.

During the six months ended June 30, 2018, net cash provided by operating activities was $250.0 million, which included cash from operations of $212.5 million and other changes in operating assets and liabilities of $37.5 million. Net cash used for investing activities was $325.6 million, which primarily consisted of cash outflows of $210.5 million related to the acquisition of properties, $95.4 million related to cash paid for development activity and $33.0 million of initial renovation costs to prepare our properties for rental, partially offset by cash inflows of $30.1 million in net proceeds received from sales of single-family properties and other assets. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $105.4 million, which primarily consisted of cash inflows of $497.2 million in proceeds from the issuance of unsecured senior notes, net of a discount, partially offset by cash outflows including $240.0 million of net payments on our revolving and term loan credit facilities, $63.4 million for distributions, $49.4 million for payments on our secured note payable and$35.0 million for Class A common share repurchases. The net increase in cash, cash equivalents and restricted cash during the six months ended June 30, 2018, was $29.7 million.

Unsecured Senior Notes

In January 2019, the Operating Partnership issued $400.0 million of 4.90% unsecured senior notes with a maturity date of February 15, 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2019. The Operating Partnership received net proceeds of $395.3 million from this issuance, after underwriting fees of approximately $2.6 million and a $2.1 million discount, and before estimated offering costs of $1.0 million. The Operating Partnership used the net proceeds from this issuance to repay amounts outstanding on our revolving credit facility and for general corporate purposes. The 2029 Notes are the Operating Partnership’s unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2029 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after November 15, 2028 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

At-the-Market Common Share Offering Program

The Company established an at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate of $500.0 million (the “At-the-Market Program”). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. As of June 30, 2019, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company’s board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2019, we did not repurchase and retire any of our shares. During the six months ended June 30, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. As of June 30, 2019, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Additional Non-GAAP Measures

Funds from Operations (“FFO”) / Core FFO / Adjusted FFO attributable to common share and unit holders

FFO attributable to common share and unit holders is a non-GAAP financial measure that we calculate in accordance with the definition approved by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding gains and losses from sales or impairment of real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition fees and costs expensed incurred with business combinations and the acquisition of properties, (2) noncash share-based compensation expense, (3) noncash interest expense related to acquired debt, (4) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (5) gain or loss on early extinguishment of debt, (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, and (7) the allocation of income to our participating preferred shares in connection with their redemption.

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

The following is a reconciliation of the Company’s net income or loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) attributable to common shareholders	$22,518	$(15,151)	$38,801	$(9,337)
Adjustments:
Noncontrolling interests in the Operating Partnership	4,004	(2,902)	7,030	(1,777)
Net (gain) on sale / impairment of single-family properties and other	(12,796)	(1,704)	(17,941)	(3,260)
Adjustments for unconsolidated joint ventures	747	—	1,301	—
Depreciation and amortization	82,840	78,319	164,001	157,622
Less: depreciation and amortization of non-real estate assets	(1,971)	(1,787)	(3,911)	(3,617)
FFO attributable to common share and unit holders	$95,342	$56,775	$189,281	$139,631
Adjustments:
Internal leasing costs (1)	—	(1,773)	—	(3,362)
Acquisition fees and costs expensed	970	1,321	1,804	2,632
Noncash share-based compensation - general and administrative	923	520	1,582	1,118
Noncash share-based compensation - property management	346	423	639	800
Noncash interest expense related to acquired debt	—	937	—	1,837
Loss on early extinguishment of debt	659	1,447	659	1,447
Remeasurement of participating preferred shares	—	—	—	(1,212)
Redemption of participating preferred shares	—	32,215	—	32,215
Core FFO attributable to common share and unit holders	$98,240	$91,865	$193,965	$175,106
Recurring capital expenditures (2)	(10,330)	(8,489)	(18,190)	(15,875)
Leasing costs	(1,130)	(3,111)	(2,129)	(5,834)
Internal leasing costs (1)	—	1,773	—	3,362
Adjusted FFO attributable to common share and unit holders	$86,780	$82,038	$173,646	$156,759
(1)     Adjustment amount reflects the portion of leasing costs that were previously capitalized and treated as a reduction to Adjusted FFO attributable to common share and unit holders that would be expensed under the new lease accounting standard ASU 2016-02, adopted by the Company on January 1, 2019.
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

EBITDA / EBITDAre / Adjusted EBITDAre / Adjusted EBITDAre after Capex and Leasing Costs

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT by adjusting EBITDA for the net gain or loss on sales / impairment of single-family properties and other and adjusting for unconsolidated partnerships and joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition fees and costs expensed incurred with business combinations and the acquisition of individual properties, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (4) gain or loss on early extinguishment of debt, (5) gain or loss on conversion of shares and units and (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value. Adjusted EBITDAre after Capex and Leasing Costs is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) recurring capital expenditures and (2) leasing costs. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income or loss, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre after Capex and Leasing Costs for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$40,304	$25,898	$73,395	$47,423
Interest expense	32,571	31,978	64,486	61,279
Depreciation and amortization	82,840	78,319	164,001	157,622
EBITDA	$155,715	$136,195	$301,882	$266,324

Net (gain) on sale / impairment of single-family properties and other	(12,796)	(1,704)	(17,941)	(3,260)
Adjustments for unconsolidated joint ventures	747	—	1,301	—
EBITDAre	$143,666	$134,491	$285,242	$263,064

Noncash share-based compensation - general and administrative	923	520	1,582	1,118
Noncash share-based compensation - property management	346	423	639	800
Acquisition fees and costs expensed	970	1,321	1,804	2,632
Loss on early extinguishment of debt	659	1,447	659	1,447
Remeasurement of participating preferred shares	—	—	—	(1,212)
Adjusted EBITDAre	$146,564	$138,202	$289,926	$267,849

Recurring capital expenditures (1)	(10,330)	(8,489)	(18,190)	(15,875)
Leasing costs	(1,130)	(3,111)	(2,129)	(5,834)
Adjusted EBITDAre after Capex and Leasing Costs	$135,104	$126,602	$269,607	$246,140
(1)    As a portion of our homes are recently developed, acquired and / or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the six months ended June 30, 2019, the Company repaid $250.0 million and $100.0 million of outstanding borrowings on its revolving credit facility and term loan facility, respectively. As of June 30, 2019, the Company had no outstanding variable rate debt and therefore no exposure to interest rate risk on its current borrowings.

There have been no other material changes to our market risk from those disclosed in section Part II, Item 7A entitled “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

American Homes 4 Rent, L.P.

Disclosure Controls and Procedures

The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Operating Partnership’s management, including the Operating Partnership’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, the Operating Partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

Under the supervision and with the participation of the Operating Partnership’s management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership evaluated the effectiveness of its disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures were effective, at a reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 12.

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

None.

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

Exhibit Number	Exhibit Document

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

4.7	Form of Global Note representing the Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 7, 2018.)

4.8
Second Supplemental Indenture, dated as of January 23, 2019, among American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 23, 2019.)

4.9	Form of Global Note representing the Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 23, 2019.)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: August 2, 2019

AMERICAN HOMES 4 RENT, L.P.

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: August 2, 2019