Form 10-Q
period 2019-09-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2019-11-08
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
American Homes 4 Rent ☒  Yes   ☐  No                American Homes 4 Rent, L.P. ☒  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 300,075,999 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on November 6, 2019.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019, of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or “the General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to “the Operating Partnership,” “our operating partnership” or “the OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to “the Company,” “we,” “our,” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of September 30, 2019, owned an approximate 85.2% common partnership interest in, the Operating Partnership. The remaining 14.8% common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Single-family properties:
Land	$1,736,130	$1,713,496
Buildings and improvements	7,612,612	7,483,600
Single-family properties in operation	9,348,742	9,197,096
Less: accumulated depreciation	(1,389,216)	(1,176,499)
Single-family properties in operation, net	7,959,526	8,020,597
Single-family properties under development and development land	262,138	153,651
Single-family properties held for sale, net	247,529	318,327
Total real estate assets, net	8,469,193	8,492,575
Cash and cash equivalents	171,209	30,284
Restricted cash	126,801	144,930
Rent and other receivables, net	36,302	29,027
Escrow deposits, prepaid expenses and other assets	182,894	146,034
Deferred costs and other intangibles, net	7,777	12,686
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,140,121	$9,001,481

Liabilities
Revolving credit facility	$—	$250,000
Term loan facility, net	—	99,232
Asset-backed securitizations, net	1,949,002	1,961,511
Unsecured senior notes, net	888,113	492,800
Accounts payable and accrued expenses	295,544	219,229
Amounts payable to affiliates	273	4,967
Total liabilities	3,132,932	3,027,739

Commitments and contingencies (see Note 12)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 300,075,999 and 296,014,546 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	3,000	2,960
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2019 and December 31, 2018)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 35,350,000 shares issued and outstanding at September 30, 2019 and December 31, 2018)	354	354
Additional paid-in capital	5,788,950	5,732,466
Accumulated deficit	(473,893)	(491,214)
Accumulated other comprehensive income	6,862	7,393
Total shareholders’ equity	5,325,279	5,251,965
Noncontrolling interest	681,910	721,777
Total equity	6,007,189	5,973,742

Total liabilities and equity	$9,140,121	$9,001,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rents and other single-family property revenues	$293,064	$278,187	$850,672	$797,732
Other	5,240	1,865	8,696	4,807
Total revenues	298,304	280,052	859,368	802,539

Expenses:
Property operating expenses	119,791	113,600	331,066	313,430
Property management expenses	22,727	18,865	65,086	56,468
General and administrative expense	11,107	9,265	31,028	28,173
Interest expense	31,465	30,930	95,951	92,209
Acquisition and other transaction costs	651	1,055	2,455	3,687
Depreciation and amortization	82,073	79,940	246,074	237,562
Other	2,610	1,069	5,148	3,520
Total expenses	270,424	254,724	776,808	735,049

Gain on sale of single-family properties and other, net	13,521	4,953	32,895	10,449
Loss on early extinguishment of debt	—	—	(659)	(1,447)
Remeasurement of participating preferred shares	—	—	—	1,212

Net income	41,401	30,281	114,796	77,704

Noncontrolling interest	4,099	2,881	11,129	845
Dividends on preferred shares	13,782	12,223	41,346	38,804
Redemption of participating preferred shares	—	—	—	32,215

Net income attributable to common shareholders	$23,520	$15,177	$62,321	$5,840

Weighted-average common shares outstanding:
Basic	300,580,978	296,214,509	298,974,146	292,656,914
Diluted	301,032,855	296,967,649	299,479,234	293,319,245

Net income attributable to common shareholders per share:
Basic	$0.08	$0.05	$0.21	$0.02
Diluted	$0.08	$0.05	$0.21	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$41,401	$30,281	$114,796	$77,704
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	—	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(241)	(241)	(722)	(602)
Other comprehensive (loss) income	(241)	(241)	(722)	8,951
Comprehensive income	41,160	30,040	114,074	86,655
Comprehensive income attributable to noncontrolling interests	4,063	2,835	11,018	2,269
Dividends on preferred shares	13,782	12,223	41,346	38,804
Redemption of participating preferred shares	—	—	—	32,215
Comprehensive income attributable to common shareholders	$23,315	$14,982	$61,710	$13,367

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2018	295,383,159	$2,954	635,075	$6	30,750,000	$308	$5,630,321	$(494,326)	$9,267	$5,148,530	$720,232	$5,868,762
Share-based compensation	—	—	—	—	—	—	832	—	—	832	—	832
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	513,060	5	—	—	—	—	8,224	—	—	8,229	—	8,229
Issuance of perpetual preferred shares, net of offering costs of $4,022	—	—	—	—	4,600,000	46	110,932	—	—	110,978	—	110,978
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(12,223)	—	(12,223)	—	(12,223)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,768)	(2,768)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(14,846)	—	(14,846)	—	(14,846)
Net income	—	—	—	—	—	—	—	27,400	—	27,400	2,881	30,281
Total other comprehensive loss	—	—	—	—	—	—	—	—	(241)	(241)	—	(241)
Balances at September 30, 2018	295,896,219	$2,959	635,075	$6	35,350,000	$354	$5,750,309	$(493,995)	$9,026	$5,268,659	$720,345	$5,989,004

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2018	296,014,546	$2,960	635,075	$6	35,350,000	$354	$5,732,466	$(491,214)	$7,393	$5,251,965	$721,777	$5,973,742
Share-based compensation	—	—	—	—	—	—	952	—	—	952	—	952
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	77,830	1	—	—	—	—	(761)	—	—	(760)	—	(760)
Redemptions of Class A units	500,000	5	—	—	—	—	6,505	—	12	6,522	(6,522)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,741)	(2,741)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(14,889)	—	(14,889)	—	(14,889)
Net income	—	—	—	—	—	—	—	30,065	—	30,065	3,026	33,091
Total other comprehensive loss	—	—	—	—	—	—	—	—	(203)	(203)	(38)	(241)
Balances at March 31, 2019	296,592,376	$2,966	635,075	$6	35,350,000	$354	$5,739,162	$(489,820)	$7,202	$5,259,870	$715,502	$5,975,372
Share-based compensation	—	—	—	—	—	—	1,269	—	—	1,269	—	1,269
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	645,567	6	—	—	—	—	10,257	—	—	10,263	—	10,263
Redemptions of Class A units	2,589,846	26	—	—	—	—	33,710	—	63	33,799	(33,799)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,611)	(2,611)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(15,052)	—	(15,052)	—	(15,052)
Net income	—	—	—	—	—	—	—	36,300	—	36,300	4,004	40,304
Total other comprehensive loss	—	—	—	—	—	—	—	—	(203)	(203)	(37)	(240)
Balances at June 30, 2019	299,827,789	$2,998	635,075	$6	35,350,000	$354	$5,784,398	$(482,354)	$7,062	$5,312,464	$683,059	$5,995,523

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2019	299,827,789	$2,998	635,075	$6	35,350,000	$354	$5,784,398	$(482,354)	$7,062	$5,312,464	$683,059	$5,995,523
Share-based compensation	—	—	—	—	—	—	1,288	—	—	1,288	—	1,288
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	48,210	—	—	—	—	—	660	—	—	660	—	660
Redemptions of Class A units	200,000	2	—	—	—	—	2,604	—	5	2,611	(2,611)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,601)	(2,601)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(15,059)	—	(15,059)	—	(15,059)
Net income	—	—	—	—	—	—	—	37,302	—	37,302	4,099	41,401
Total other comprehensive loss	—	—	—	—	—	—	—	—	(205)	(205)	(36)	(241)
Balances at September 30, 2019	300,075,999	$3,000	635,075	$6	35,350,000	$354	$5,788,950	$(473,893)	$6,862	$5,325,279	$681,910	$6,007,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$114,796	$77,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,074	237,562
Noncash amortization of deferred financing costs	5,965	5,838
Noncash amortization of discounts on debt instruments	345	2,984
Noncash amortization of cash flow hedging instrument	(722)	(602)
Noncash share-based compensation	3,509	2,750
Provision for bad debt	—	6,365
Loss on early extinguishment of debt	659	1,447
Remeasurement of participating preferred shares	—	(1,212)
Equity in net earnings of unconsolidated joint ventures	(771)	(423)
Net gain on sale of single-family properties and other	(32,895)	(10,449)
Loss on impairment of single-family properties	3,083	2,796
Other changes in operating assets and liabilities:
Rent and other receivables	(9,468)	(16,314)
Prepaid expenses and other assets	(2,741)	(7,427)
Deferred leasing costs	(3,244)	(9,556)
Accounts payable and accrued expenses	95,502	87,438
Amounts payable to affiliates	323	(2,438)
Net cash provided by operating activities	420,415	376,463

Investing activities
Cash paid for single-family properties	(77,883)	(333,082)
Change in escrow deposits for purchase of single-family properties	(4,543)	(2,194)
Net proceeds received from sales of single-family properties and other	151,502	47,757
Proceeds received from hurricane-related insurance claims	2,171	4,000
Investment in unconsolidated joint ventures	(4,768)	(3,800)
Distributions from joint ventures	17,393	36,251
Renovations to single-family properties	(19,332)	(40,898)
Recurring and other capital expenditures for single-family properties	(52,067)	(40,470)
Cash paid for development activity	(236,398)	(149,475)
Other purchases of productive assets	(171)	—
Net cash used for investing activities	(224,096)	(481,911)

Financing activities
Proceeds from issuance of perpetual preferred shares	—	115,000
Payments of perpetual preferred share issuance costs	—	(3,750)
Repurchase of Class A common shares	—	(34,969)
Proceeds from exercise of stock options	11,105	9,417
Payments related to tax withholding for share-based compensation	(834)	(546)
Payments on asset-backed securitizations	(16,287)	(15,669)
Proceeds from revolving credit facility	—	155,000
Payments on revolving credit facility	(250,000)	(295,000)
Payments on term loan facility	(100,000)	(100,000)
Payments on secured note payable	—	(49,427)
Proceeds from unsecured senior notes, net of discount	397,944	497,210
Settlement of cash flow hedging instrument	—	9,628
Distributions to noncontrolling interests	(10,701)	(8,303)
Distributions to common shareholders	(59,832)	(43,524)
Distributions to preferred shareholders	(41,346)	(41,178)
Deferred financing costs paid	(3,572)	(5,100)
Net cash (used for) provided by financing activities	(73,523)	188,789

Net increase in cash, cash equivalents and restricted cash	122,796	83,341
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	175,214	182,823
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$298,010	$266,164

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(93,901)	$(80,942)

Supplemental schedule of noncash investing and financing activities
Accrued property acquisitions, renovations and development expenditures	$14,822	$(107)
Transfers of completed homebuilding deliveries to properties	107,445	64,867
Property and land contributions to an unconsolidated joint venture	(18,599)	(40,942)
Note receivable related to a bulk sale of properties, net of discount	29,474	—
Redemption of participating preferred shares	—	(28,258)
Accrued distributions to affiliates	—	(129)
Accrued distributions to non-affiliates	59	(1,773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Single-family properties:
Land	$1,736,130	$1,713,496
Buildings and improvements	7,612,612	7,483,600
Single-family properties in operation	9,348,742	9,197,096
Less: accumulated depreciation	(1,389,216)	(1,176,499)
Single-family properties in operation, net	7,959,526	8,020,597
Single-family properties under development and development land	262,138	153,651
Single-family properties held for sale, net	247,529	318,327
Total real estate assets, net	8,469,193	8,492,575
Cash and cash equivalents	171,209	30,284
Restricted cash	126,801	144,930
Rent and other receivables, net	36,302	29,027
Escrow deposits, prepaid expenses and other assets	182,894	145,807
Amounts due from affiliates	25,666	25,893
Deferred costs and other intangibles, net	7,777	12,686
Goodwill	120,279	120,279
Total assets	$9,140,121	$9,001,481

Liabilities
Revolving credit facility	$—	$250,000
Term loan facility, net	—	99,232
Asset-backed securitizations, net	1,949,002	1,961,511
Unsecured senior notes, net	888,113	492,800
Accounts payable and accrued expenses	295,544	219,229
Amounts payable to affiliates	273	4,967
Total liabilities	3,132,932	3,027,739

Commitments and contingencies (see Note 12)

Capital
Partners’ capital:
General partner:
Common units (300,711,074 and 296,649,621 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	4,463,982	4,390,137
Preferred units (35,350,000 units issued and outstanding at September 30, 2019 and December 31, 2018)	854,435	854,435
Limited partner:
Common units (52,026,980 and 55,316,826 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	680,708	720,384
Accumulated other comprehensive income	8,064	8,786
Total capital	6,007,189	5,973,742

Total liabilities and capital	$9,140,121	$9,001,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rents and other single-family property revenues	$293,064	$278,187	$850,672	$797,732
Other	5,240	1,865	8,696	4,807
Total revenues	298,304	280,052	859,368	802,539

Expenses:
Property operating expenses	119,791	113,600	331,066	313,430
Property management expenses	22,727	18,865	65,086	56,468
General and administrative expense	11,107	9,265	31,028	28,173
Interest expense	31,465	30,930	95,951	92,209
Acquisition and other transaction costs	651	1,055	2,455	3,687
Depreciation and amortization	82,073	79,940	246,074	237,562
Other	2,610	1,069	5,148	3,520
Total expenses	270,424	254,724	776,808	735,049

Gain on sale of single-family properties and other, net	13,521	4,953	32,895	10,449
Loss on early extinguishment of debt	—	—	(659)	(1,447)
Remeasurement of participating preferred units	—	—	—	1,212

Net income	41,401	30,281	114,796	77,704

Noncontrolling interest	—	—	—	(259)
Preferred distributions	13,782	12,223	41,346	38,804
Redemption of participating preferred units	—	—	—	32,215

Net income attributable to common unitholders	$27,619	$18,058	$73,450	$6,944

Weighted-average common units outstanding:
Basic	352,714,480	351,564,662	352,362,220	348,007,067
Diluted	353,166,357	352,317,802	352,867,308	348,669,398

Net income attributable to common unitholders per unit:
Basic	$0.08	$0.05	$0.21	$0.02
Diluted	$0.08	$0.05	$0.21	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$41,401	$30,281	$114,796	$77,704
Other comprehensive (loss) income:
Gain on cash flow hedging instruments:
Gain on settlement of cash flow hedging instrument	—	—	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(241)	(241)	(722)	(602)
Other comprehensive (loss) income	(241)	(241)	(722)	8,951
Comprehensive income	41,160	30,040	114,074	86,655
Comprehensive loss attributable to noncontrolling interests	—	—	—	(259)
Preferred distributions	13,782	12,223	41,346	38,804
Redemption of participating preferred units	—	—	—	32,215
Comprehensive income attributable to common unitholders	$27,378	$17,817	$72,728	$15,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total partners’ capital	Noncontrolling interest	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2017	286,749,712	$4,248,236	$901,318	55,350,153	$727,544	$75	$5,877,173	$(1,349)	$5,875,824
Share-based compensation	—	975	—	—	—	—	975	—	975
Common units issued under share-based compensation plans, net of units withheld for employee taxes	59,187	(408)	—	—	—	—	(408)	—	(408)
Repurchases of Class A units	(1,804,163)	(34,969)	—	—	—	—	(34,969)	—	(34,969)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(14,597)	—	—	—	(14,597)	—	(14,597)
Common units ($0.05 per unit)	—	(14,365)	—	—	(2,768)	—	(17,133)	—	(17,133)
Net income	—	5,814	14,597	—	1,125	—	21,536	(11)	21,525
Total other comprehensive income	—	—	—	—	—	9,433	9,433	—	9,433
Balances at March 31, 2018	285,004,736	$4,205,283	$901,318	55,350,153	$725,901	$9,508	$5,842,010	$(1,360)	$5,840,650
Share-based compensation	—	943	—	—	—	—	943	—	943
Common units issued under share-based compensation plans, net of units withheld for employee taxes	164,671	3,068	—	—	—	—	3,068	—	3,068
Redemption of Series C participating preferred units into Class A units	10,848,827	186,119	(157,861)	—	—	—	28,258	—	28,258
Liquidation of consolidated joint venture	—	(1,849)	—	—	—	—	(1,849)	1,608	(241)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(11,984)	—	—	—	(11,984)	—	(11,984)
Common units ($0.05 per unit)	—	(14,822)	—	—	(2,767)	—	(17,589)	—	(17,589)
Net income	—	17,064	11,984	—	(2,902)	—	26,146	(248)	25,898
Total other comprehensive loss	—	—	—	—	—	(241)	(241)	—	(241)
Balances at June 30, 2018	296,018,234	$4,395,806	$743,457	55,350,153	$720,232	$9,267	$5,868,762	$—	$5,868,762
Share-based compensation	—	832	—	—	—	—	832	—	832
Common units issued under share-based compensation plans, net of units withheld for employee taxes	513,060	8,229	—	—	—	—	8,229	—	8,229
Issuance of perpetual preferred units, net of offering costs of $4,022	—	—	110,978	—	—	—	110,978	—	110,978
Distributions to capital holders:
Preferred units (Note 10)	—	—	(12,223)	—	—	—	(12,223)	—	(12,223)
Common units ($0.05 per unit)	—	(14,846)	—	—	(2,768)	—	(17,614)	—	(17,614)
Net income	—	15,177	12,223	—	2,881	—	30,281	—	30,281
Total other comprehensive loss	—	—	—	—	—	(241)	(241)	—	(241)
Balances at September 30, 2018	296,531,294	$4,405,198	$854,435	55,350,153	$720,345	$9,026	$5,989,004	$—	$5,989,004

American Homes 4 Rent, L.P.
Condensed Consolidated Statement of Capital (continued)
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2018	296,649,621	$4,390,137	$854,435	55,316,826	$720,384	$8,786	$5,973,742
Share-based compensation	—	952	—	—	—	—	952
Common units issued under share-based compensation plans, net of units withheld for employee taxes	77,830	(760)	—	—	—	—	(760)
Redemptions of Class A units	500,000	6,510	—	(500,000)	(6,510)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(14,889)	—	—	(2,741)	—	(17,630)
Net income	—	16,283	13,782	—	3,026	—	33,091
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at March 31, 2019	297,227,451	$4,398,233	$854,435	54,816,826	$714,159	$8,545	$5,975,372
Share-based compensation	—	1,269	—	—	—	—	1,269
Common units issued under share-based compensation plans, net of units withheld for employee taxes	645,567	10,263	—	—	—	—	10,263
Redemptions of Class A units	2,589,846	33,736	—	(2,589,846)	(33,736)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,052)	—	—	(2,611)	—	(17,663)
Net income	—	22,518	13,782	—	4,004	—	40,304
Total other comprehensive loss	—	—	—	—	—	(240)	(240)
Balances at June 30, 2019	300,462,864	$4,450,967	$854,435	52,226,980	$681,816	$8,305	$5,995,523
Share-based compensation	—	1,288	—	—	—	—	1,288
Common units issued under share-based compensation plans, net of units withheld for employee taxes	48,210	660	—	—	—	—	660
Redemptions of Class A units	200,000	2,606	—	(200,000)	(2,606)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,059)	—	—	(2,601)	—	(17,660)
Net income	—	23,520	13,782	—	4,099	—	41,401
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at September 30, 2019	300,711,074	$4,463,982	$854,435	52,026,980	$680,708	$8,064	$6,007,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$114,796	$77,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,074	237,562
Noncash amortization of deferred financing costs	5,965	5,838
Noncash amortization of discounts on debt instruments	345	2,984
Noncash amortization of cash flow hedging instrument	(722)	(602)
Noncash share-based compensation	3,509	2,750
Provision for bad debt	—	6,365
Loss on early extinguishment of debt	659	1,447
Remeasurement of participating preferred units	—	(1,212)
Equity in net earnings of unconsolidated joint ventures	(771)	(423)
Net gain on sale of single-family properties and other	(32,895)	(10,449)
Loss on impairment of single-family properties	3,083	2,796
Other changes in operating assets and liabilities:
Rent and other receivables	(9,468)	(16,314)
Prepaid expenses and other assets	(2,741)	(7,427)
Deferred leasing costs	(3,244)	(9,556)
Accounts payable and accrued expenses	95,502	87,438
Amounts payable to affiliates	323	(2,438)
Net cash provided by operating activities	420,415	376,463

Investing activities
Cash paid for single-family properties	(77,883)	(333,082)
Change in escrow deposits for purchase of single-family properties	(4,543)	(2,194)
Net proceeds received from sales of single-family properties and other	151,502	47,757
Proceeds received from hurricane-related insurance claims	2,171	4,000
Investment in unconsolidated joint ventures	(4,768)	(3,800)
Distributions from joint ventures	17,393	36,251
Renovations to single-family properties	(19,332)	(40,898)
Recurring and other capital expenditures for single-family properties	(52,067)	(40,470)
Cash paid for development activity	(236,398)	(149,475)
Other purchases of productive assets	(171)	—
Net cash used for investing activities	(224,096)	(481,911)

Financing activities
Proceeds from issuance of perpetual preferred units	—	115,000
Payments of perpetual preferred unit issuance costs	—	(3,750)
Repurchase of Class A common units	—	(34,969)
Proceeds from exercise of stock options	11,105	9,417
Payments related to tax withholding for share-based compensation	(834)	(546)
Payments on asset-backed securitizations	(16,287)	(15,669)
Proceeds from revolving credit facility	—	155,000
Payments on revolving credit facility	(250,000)	(295,000)
Payments on term loan facility	(100,000)	(100,000)
Payments on secured note payable	—	(49,427)
Proceeds from unsecured senior notes, net of discount	397,944	497,210
Settlement of cash flow hedging instrument	—	9,628
Distributions to common unitholders	(70,533)	(51,827)
Distributions to preferred unitholders	(41,346)	(41,178)
Deferred financing costs paid	(3,572)	(5,100)
Net cash (used for) provided by financing activities	(73,523)	188,789

Net increase in cash, cash equivalents and restricted cash	122,796	83,341
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	175,214	182,823
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$298,010	$266,164

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(93,901)	$(80,942)

Supplemental schedule of noncash investing and financing activities
Accrued property acquisitions, renovations and development expenditures	$14,822	$(107)
Transfers of completed homebuilding deliveries to properties	107,445	64,867
Property and land contributions to an unconsolidated joint venture	(18,599)	(40,942)
Note receivable related to a bulk sale of properties, net of discount	29,474	—
Redemption of participating preferred units	—	(28,258)
Accrued distributions to affiliates	—	(129)
Accrued distributions to non-affiliates	59	(1,773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012, for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, “the Operating Partnership,” “our operating partnership” or “the OP”) is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to “the Company,” “we,” “our” and “us” mean collectively, AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of September 30, 2019, the Company held 52,537 single-family properties in 22 states, including 1,439 properties classified as held for sale.

AH4R is the general partner of, and as of September 30, 2019 owned an approximate 85.2% common partnership interest in, the Operating Partnership with the remaining 14.8% common partnership interest owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are unaudited and include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries. The condensed consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in an unconsolidated subsidiary and are included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. The ownership interest in a consolidated subsidiary of the Company held by outside parties, which was liquidated during the second quarter of 2018, is included in noncontrolling interest within the condensed consolidated financial statements.

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

The Company adopted this guidance (the “new lease accounting standard”) effective January 1, 2019. As part of our accounting policy for the new guidance, the Company elected the simplified transition requirements provided by ASU No. 2018-11 and applied the new lease accounting standard beginning January 1, 2019. Comparative periods are not restated. We also elected the package of practical expedients which permits the Company to not reevaluate whether existing contracts contain leases, to not reevaluate existing leases for lease classification and to not reassess initial direct costs previously capitalized prior to the adoption of the new guidance. As a result of our accounting policy elections, the Company did not recognize a cumulative effect adjustment on January 1, 2019. The new guidance affects our policy for capitalizing initial direct costs. Had the Company adopted this guidance during the three and nine months ended September 30, 2018, the Company would have expensed an additional $2.4 million and $5.8 million, respectively, of indirect leasing costs that were capitalized under the previous guidance. The Company classifies our single-family property leases as operating leases and elects to not separate the lease component, comprised of rents from single-family properties, from the associated non-lease component, comprised of fees from single-family properties and tenant charge-backs. The combined component is accounted for under the new lease accounting standard while certain tenant charge-backs are accounted for as variable payments under the revenue accounting guidance. As a result of the new guidance, the Company reclassified previously reported rents from single-family properties, fees from single-family properties and tenant charge-backs to rents and other single-family property revenues within the condensed consolidated statements of operations. Additionally, when collectibility is not deemed probable, we write-off the tenant’s receivables and limit lease income to cash received. Prior to the adoption of the new lease accounting standard, the Company classified bad debt expense as property operating expenses within the condensed consolidated statements of operations; previously reported property operating expenses were not restated. As a lessee, the Company recognized $4.8 million of lease liabilities and corresponding right-of-use assets on January 1, 2019, for office space we lease at our corporate headquarters in Agoura Hills, CA and at our field offices.

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

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments by requiring companies to recognize an estimate of expected credit losses as an allowance in order to recognize such losses more timely than under previous guidance that had allowed companies to wait until it was probable such losses had been incurred. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides further clarification around some of the amendments in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief, which provides entities that have certain instruments within the scope of Topic 326 with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis upon adoption of Topic 326. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. An entity will apply the amendments in these ASUs through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of the guidance. The Company is currently assessing the impact of the guidance on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Companies will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Companies will also be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those annual periods with early adoption permitted. The amendments on the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently assessing the impact of the guidance on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those annual periods with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company’s and the Operating Partnership’s condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	September 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$171,209	$110,138	$30,284	$46,156
Restricted cash	126,801	156,026	144,930	136,667
Total cash, cash equivalents and restricted cash	$298,010	$266,164	$175,214	$182,823

Note 4. Real Estate Assets, Net

The net book value of real estate assets consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Occupied single-family properties	$7,597,689	$7,448,330
Single-family properties recently acquired	34,304	212,870
Single-family properties in turnover process	262,979	294,093
Single-family properties leased, not yet occupied	64,554	65,304
Single-family properties in operation, net (1)	7,959,526	8,020,597
Development land	155,505	97,207
Single-family properties under development	106,633	56,444
Single-family properties held for sale	247,529	318,327
Total real estate assets, net	$8,469,193	$8,492,575

(1)
Single-family properties in operation, net as of September 30, 2019 and December 31, 2018 included $0.4 million and $5.9 million, respectively, related to properties for which the recorded grant deed had not been received. For these properties, the trustee or seller has warranted that all legal rights of ownership have been transferred to us on the date of the sale, but there was a delay for the deeds to be recorded.

Depreciation expense related to single-family properties was $78.3 million and $75.2 million for the three months ended September 30, 2019 and 2018, respectively, and $233.7 million and $224.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes the Company’s dispositions of single-family properties and land for the three and nine months ended September 30, 2019 and 2018 (in thousands, except property data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Single-family properties:
Properties sold	341	95	954	311
Net proceeds (1)	$64,014	$17,352	$179,465	$46,994
Net gain on sale	$13,506	$3,458	$32,655	$8,816
Land:
Net proceeds	$316	$263	$1,511	$763
Net gain on sale	$15	$82	$240	$220

(1)
Total net proceeds for the nine months ended September 30, 2019 included a $30.7 million note receivable, before a $1.2 million discount, which is presented in escrow deposits, prepaid expenses and other assets (see Note 6).

Note 5. Rent and Other Receivables, Net

Included in rent and other receivables, net is $2.7 million of hurricane-related insurance claims receivable and $0.8 million of non-tenant receivables as of September 30, 2019, compared to $4.9 million of hurricane-related insurance claims receivable as of December 31, 2018.

Rents and other single-family property revenues consisted of the following for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Rents from single-family properties (1)	$293,064	$231,324	$850,672	$676,558
Fees from single-family properties	—	2,711	—	8,298
Tenant charge-backs	—	44,152	—	112,876
Rents and other single-family property revenues	$293,064	$278,187	$850,672	$797,732

(1)
For the three and nine months ended September 30, 2019, rents from single-family properties included $48.3 million and $123.6 million, respectively, of variable lease payments for tenant charge-backs, which are primarily related to cost recoveries on utilities, and $3.7 million and $10.2 million, respectively, of variable lease payments for fees from single-family properties.

The Company generally rents our single-family properties under non-cancelable lease agreements with a term of one year. Future minimum rental revenues under existing leases on our properties as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
2019	$214,250	$446,745
2020	324,046	4,857
2021	9,851	251
2022	244	98
2023	40	19
Thereafter	30	—
Total	$548,461	$451,970

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes escrow deposits, prepaid expenses and other assets for the Company as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Escrow deposits, prepaid expenses and other	$40,320	$38,642
Investments in joint ventures	63,169	56,789
Notes receivable	36,706	6,012
Commercial real estate, vehicles and FF&E, net	42,699	44,591
Total	$182,894	$146,034

Depreciation expense related to commercial real estate, vehicles and furniture, fixtures and equipment (“FF&E”), net was $2.0 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and $5.7 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Investments in Joint Ventures

In August 2018, the Operating Partnership entered into a joint venture with a leading institutional investor for the purpose of developing, leasing and operating newly constructed single-family rental homes located in select submarkets, which was subsequently amended and upsized to $312.5 million in July 2019. The initial term of the joint venture is five years, during which the Company is entitled to a proportionate share of the joint venture’s cash flows based on our 20% ownership interest, along with an opportunity for a promoted interest, and also receives fees for services the Company provides to the joint venture. In evaluating the Company’s 20% ownership interest in the joint venture, we concluded that the joint venture is not a variable interest entity after applying the variable interest model and, therefore, we account for our interest in the joint venture as an investment in an unconsolidated subsidiary after applying the voting interest model using the equity method of accounting. As of September 30, 2019 and December 31, 2018, the balance of the Company’s investment in the joint venture was $26.0 million and $18.0 million, respectively, which is included in escrow deposits, prepaid expenses and other assets on the condensed consolidated balance sheets.

The Company provides property management and development services to certain unconsolidated joint ventures, which are considered to be related parties. Management fee income from these joint ventures was $1.0 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $2.4 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively, and was included in other revenues within the condensed consolidated statements of operations.
Notes Receivable

In June 2019, as part of a bulk portfolio disposition of 215 homes, the Company issued a $30.7 million secured promissory note, which is secured by a first priority mortgage on the disposed homes, guaranteed by a parent of the borrower, matures on June 20, 2025, bears interest at 2.70% through October 31, 2019 and 4.50% thereafter to maturity, and contains certain required covenants. The secured promissory note requires quarterly interest payments with the full principal due at maturity. As of September 30, 2019, the secured note receivable, net of a $1.0 million discount, had a balance of $29.7 million included in escrow deposits, prepaid expenses and other assets on the condensed consolidated balance sheet.

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

Note 7. Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Deferred leasing costs	$5,301	$11,912
Deferred financing costs	11,244	11,246
Intangible assets:
Database	2,100	2,100
	18,645	25,258
Less: accumulated amortization	(10,868)	(12,572)
Total	$7,777	$12,686

Amortization expense related to deferred leasing costs, the value of in-place leases, and database intangibles was $1.8 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and $6.7 million and $7.7 million for the nine months ended September 30, 2019 and 2018, respectively, and was included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million for each of the three month periods ended September 30, 2019 and 2018, and $1.5 million for each of the nine month periods ended September 30, 2019 and 2018, and was included in gross interest, prior to interest capitalization (see Note 8).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2019 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Database	Total
Remaining 2019	$1,073	$495	$75	$1,643
2020	1,101	1,969	132	3,202
2021	—	1,964	—	1,964
2022	—	968	—	968
Total	$2,174	$5,396	$207	$7,777

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2019 and December 31, 2018 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2019	December 31, 2018
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$487,163	$491,195
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	502,713	506,760
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	527,941	532,197
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	458,406	462,358
Total asset-backed securitizations			1,976,223	1,992,510
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	—
Revolving credit facility (5)	3.22%	June 30, 2022	—	250,000
Term loan facility (6)	N/A	N/A	—	100,000
Total debt			2,876,223	2,842,510
Unamortized discounts on unsecured senior notes			(4,264)	(2,546)
Deferred financing costs, net (7)			(34,844)	(36,421)
Total debt per balance sheet			$2,837,115	$2,803,543

(1)	Interest rates are as of September 30, 2019. Unless otherwise stated, interest rates are fixed percentages.

(2)	The AH4R 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.

(3)	The AH4R 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.

(4)	The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.

(5)
The revolving credit facility provides for a borrowing capacity of up to $800.0 million and the Company had approximately $4.8 million and $1.1 million committed to outstanding letters of credit that reduced our borrowing capacity as of September 30, 2019 and December 31, 2018, respectively. The revolving credit facility bears interest at the London Inter-Bank Offered Rate (“LIBOR”) rate plus 1.20% as of September 30, 2019. LIBOR is expected to be discontinued after 2021 and the Company expects to replace the contractual reference rate with an appropriate alternative. The Company does not expect this modification to have a material impact on its financial statements.

(6)	The term loan was fully repaid in June 2019.

(7)
Deferred financing costs relate to our asset-backed securitizations, term loan facility and unsecured senior notes. Amortization of deferred financing costs was $1.5 million for each of the three month periods ended September 30, 2019 and 2018 and $4.5 million and $4.4 million for the nine months ended September 30, 2019 and 2018, respectively, which was included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s debt on a fully extended basis as of September 30, 2019 (in thousands):

Remaining 2019	$5,179
2020	20,714
2021	20,714
2022	20,714
2023	20,714
Thereafter	2,788,188
Total debt	$2,876,223

Unsecured Senior Notes

In January 2019, the Operating Partnership issued $400.0 million of 4.90% unsecured senior notes with a maturity date of February 15, 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2019. The Operating Partnership received net proceeds of $395.3 million from this issuance, after underwriting fees of approximately $2.6 million and a $2.1 million discount, and before offering costs of $1.0 million. The Operating Partnership used the net proceeds from this issuance to repay amounts outstanding on our revolving credit facility and for general corporate purposes. The 2029 Notes are the Operating Partnership’s unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2029 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after November 15, 2028 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

Interest Expense

The following table displays our total gross interest, which includes fees on our credit facilities and amortization of deferred financing costs, the discounts on unsecured senior notes, and capitalized interest for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gross interest	$34,213	$32,344	$104,046	$97,422
Capitalized interest	(2,748)	(1,414)	(8,095)	(5,213)
Interest expense	$31,465	$30,930	$95,951	$92,209

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accrued property taxes	$123,764	$40,566
Resident security deposits	85,644	83,406
Prepaid rent	22,945	22,506
Accrued construction and maintenance liabilities	15,113	18,371
Accrued interest	12,875	16,413
Accounts payable	410	195
Accrued distribution payable	59	12,809
Other accrued liabilities	34,734	24,963
Total	$295,544	$219,229

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program
The Company established an at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate of $500.0 million (the “At-the-Market Program”). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. As of September 30, 2019, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company’s board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2019, we did not repurchase and retire any of our shares. During the nine months ended September 30, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. As of September 30, 2019, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Preferred Shares

As of September 30, 2019 and December 31, 2018, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				September 30, 2019		December 31, 2018
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	$268,750	10,750,000	$268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				35,350,000	$883,750	35,350,000	$883,750

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding Operating Partnership units.

	For the Three Months Ended
Security	September 30, 2019	June 30, 2019	March 31, 2019	September 30, 2018	June 30, 2018	March 31, 2018
Class A and Class B common shares	$0.05	$0.05	0.05	$0.05	$0.05	$0.05
5.500% Series C participating preferred shares	—	—	—	—	—	0.34
6.500% Series D perpetual preferred shares	0.41	0.41	0.41	0.41	0.41	0.41
6.350% Series E perpetual preferred shares	0.40	0.40	0.40	0.40	0.40	0.40
5.875% Series F perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	—	—	—

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 51,429,990 and 54,243,317, or approximately 14.6% and 15.4%, of the total 352,738,054 and 351,966,447 Class A units in the Operating Partnership as of September 30, 2019 and December 31, 2018, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990 and 1,073,509, or approximately 0.2% and 0.3%, of the total 352,738,054 and 351,966,447 Class A units in the Operating Partnership as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income allocated to Class A units	$4,099	$2,881	$11,129	$1,104
Net loss allocated to noncontrolling interest in a consolidated subsidiary	—	—	—	(259)
Total noncontrolling interest	$4,099	$2,881	$11,129	$845

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

During the nine months ended September 30, 2019 and 2018, the Company granted stock options for 20,000 and 140,000 Class A common shares, respectively, and 345,334 and 304,400 restricted stock units, respectively, to certain employees of the Company and members of our board of trustees under the Plan. The options and restricted stock units granted during the nine months ended September 30, 2019 and 2018 generally vest over a four-year service period and the options expire 10 years from the date of grant. Restricted stock units granted to non-management trustees during the nine months ended September 30, 2019 vest over a one-year service period.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2019 and 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2018	3,052,450	$16.65	6.9	$16,421
Granted	140,000	19.40
Exercised	(684,875)	16.04		4,388
Forfeited	(112,750)	17.84
Options outstanding at September 30, 2018	2,394,825	$16.92	6.4	$12,388
Options exercisable at September 30, 2018	1,659,050	$16.23	5.7	$9,521

Options outstanding at January 1, 2019	2,252,275	$16.92	6.1	$7,713
Granted	20,000	20.48
Exercised	(698,525)	15.90		5,772
Forfeited	(12,350)	20.80
Options outstanding at September 30, 2019	1,561,400	$17.39	5.6	$13,275
Options exercisable at September 30, 2019	1,194,750	$16.76	5.0	$10,907

(1)
Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the grant price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes the Black-Scholes Option Pricing Model inputs used for valuation of the stock options for Class A common shares granted during the nine months ended September 30, 2019 and 2018:

	2019	2018
Weighted-average fair value	$2.85	$3.03
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	17.3%	18.9%
Risk-free interest rate	2.6%	2.8%

The following table summarizes the activity that relates to the Company’s restricted stock units under the Plan for the nine months ended September 30, 2019 and 2018:

	2019	2018
Restricted stock units at beginning of period	372,375	243,875
Units awarded	345,334	304,400
Units vested	(111,000)	(80,125)
Units forfeited	(11,900)	(69,100)
Restricted stock units at end of period	594,809	399,050

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation relating to centralized and field property management employees is included in property management expenses. The following table summarizes the activity that relates to the Company’s noncash share-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
General and administrative expense	$938	$491	$2,520	$1,609
Property management expenses	350	341	989	1,141
Total noncash share-based compensation expense	$1,288	$832	$3,509	$2,750

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income	$41,401	$30,281	$114,796	$77,704
Less:
Noncontrolling interest	4,099	2,881	11,129	845
Dividends on preferred shares	13,782	12,223	41,346	38,804
Redemption of participating preferred shares	—	—	—	32,215
Allocation to participating securities (1)	48	20	122	66
Numerator for income per common share–basic and diluted	$23,472	$15,157	$62,199	$5,774

Denominator:
Weighted-average common shares outstanding–basic	300,580,978	296,214,509	298,974,146	292,656,914
Effect of dilutive securities:
Share-based compensation plan (2)	451,877	753,140	505,088	662,331
Weighted-average common shares outstanding–diluted (3)	301,032,855	296,967,649	299,479,234	293,319,245

Net income per common share:
Basic	$0.08	$0.05	$0.21	$0.02
Diluted	$0.08	$0.05	$0.21	$0.02

(1)
Unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options.

(3)
The computation of diluted earnings per share for the three months ended September 30, 2019 and 2018 excludes an aggregate of 159,599 and zero potentially dilutive securities, respectively, and for the nine months ended September 30, 2019 and 2018 excludes an aggregate of 155,179 and zero potentially dilutive securities, respectively, which include common shares issuable for unvested restricted stock units, because their effect would have been anti-dilutive to the respective periods. The effect of the potential conversion of OP units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying condensed consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and nine months ended September 30, 2019 and 2018 (in thousands, except unit and per unit data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income	$41,401	$30,281	$114,796	$77,704
Less:
Noncontrolling interest	—	—	—	(259)
Preferred distributions	13,782	12,223	41,346	38,804
Redemption of participating preferred units	—	—	—	32,215
Allocation to participating securities (1)	48	21	122	66
Numerator for income per common unit–basic and diluted	$27,571	$18,037	$73,328	$6,878

Denominator:
Weighted-average common units outstanding–basic	352,714,480	351,564,662	352,362,220	348,007,067
Effect of dilutive securities:
Share-based compensation plan (2)	451,877	753,140	505,088	662,331
Weighted-average common units outstanding–diluted (3)	353,166,357	352,317,802	352,867,308	348,669,398

Net income per common unit:
Basic	$0.08	$0.05	$0.21	$0.02
Diluted	$0.08	$0.05	$0.21	$0.02

(1)
Unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.

(2)	Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options.

(3)
The computation of diluted earnings per unit for the three months ended September 30, 2019 and 2018 excludes an aggregate of 159,599 and zero potentially dilutive securities, respectively, and for the nine months ended September 30, 2019 and 2018 excludes an aggregate of 155,179 and zero potentially dilutive securities, respectively, which include common units issuable for unvested restricted stock units, because their effect would have been anti-dilutive to the respective periods.

Note 12. Commitments and Contingencies

As of September 30, 2019, the Company had commitments to acquire 13 single-family properties for an aggregate purchase price of $3.5 million, as well as $65.3 million in purchase commitments that relate to both third-party developer agreements and land for our internal construction program. As of December 31, 2018, the Company had commitments to acquire 88 single-family properties for an aggregate purchase price of $25.3 million, as well as $58.1 million in purchase commitments that relate to both third-party developer agreements and land for our internal construction program.

As of September 30, 2019 and December 31, 2018, the Company had sales in escrow for approximately 288 and 78 of our single-family properties, respectively, for aggregate selling prices of $51.9 million and $13.6 million, respectively.

As of September 30, 2019 and December 31, 2018, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $9.9 million and $5.1 million, respectively.

We are involved in various legal and administrative proceedings that are incidental to our business. We do not believe these matters will have a material adverse effect on our financial position or results of operations upon resolution.

On January 16, 2018, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “Trading in Silver Bay Realty Trust Corp.” The letter enclosed a subpoena that requested us to produce certain documents and communications, including those related to our communications and agreements with Silver Bay Realty Trust Corp. (“Silver Bay”), communications with Silver Bay’s financial advisor, and our purchases, sales and holdings of Silver Bay stock. We purchased Silver Bay stock in 2016 and 2017 and then sold all of our holdings in 2017 for a profit of approximately $3.0 million. We have been cooperating fully with the SEC in connection with this matter and have provided analyses supporting our belief that, among other things, the information provided to us by Silver Bay prior to our purchases and sale of Silver Bay stock was not material non-public information. In the event we are unable to persuade the SEC that no improper trading occurred, the Company currently believes that were a negotiated resolution with the SEC to occur, any monetary payment associated with such a negotiated resolution would not be material to the Company’s financial position. There is no assurance that a mutually agreeable negotiated resolution could be achieved.

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

The following table displays the carrying values and fair values of our debt instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value (1)	Fair Value
AH4R 2014-SFR2 securitization	$480,717	$492,792	$483,790	$494,820
AH4R 2014-SFR3 securitization	496,024	512,582	499,108	511,450
AH4R 2015-SFR1 securitization	520,619	534,231	523,865	534,666
AH4R 2015-SFR2 securitization	451,642	468,015	454,748	467,303
Total asset-backed securitizations (1)	1,949,002	2,007,620	1,961,511	2,008,239
2028 unsecured senior notes, net	493,390	539,945	492,800	479,730
2029 unsecured senior notes, net	394,723	455,664	—	—
Total unsecured senior notes, net (1)	888,113	995,609	492,800	479,730
Revolving credit facility (2)	—	—	250,000	250,000
Term loan facility (1) (2)	—	—	99,232	100,000
Total debt	$2,837,115	$3,003,229	$2,803,543	$2,837,969

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

The following table presents changes in the fair values of our Level 3 financial instruments that were measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the condensed consolidated statements of operations for the nine months ended September 30, 2018 (in thousands):

Description	January 1, 2018	Conversions	Remeasurement included in earnings	September 30, 2018
Liabilities:
Participating preferred shares derivative liability	$29,470	$(28,258)	$(1,212)	$—

Note 14. Subsequent Events

Subsequent Acquisitions

From October 1, 2019 through October 31, 2019, the Company added 78 properties to its portfolio for a total cost of approximately $19.6 million, which included 73 homes developed through our new construction channels.

Subsequent Dispositions

From October 1, 2019 through October 31, 2019, the Company disposed of 116 properties for aggregate net proceeds of approximately $20.9 million.

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

As of September 30, 2019, we owned 52,537 single-family properties, in selected sub-markets of metropolitan statistical areas, or MSAs, in 22 states, including 1,439 properties held for sale, compared to 52,783 single-family properties in 22 states, including 1,945 properties held for sale, as of December 31, 2018, and 52,464 single-family properties in 22 states, including 1,865 properties held for sale and 401 properties identified for future sale as of September 30, 2018. As of September 30, 2019, we had commitments to acquire an additional 13 single-family properties for an aggregate purchase price of $3.5 million, as well as $65.3 million in purchase commitments that relate to both third-party developer agreements and land for our internal construction program. As of September 30, 2019, 48,868, or 95.6%, of our total properties (excluding properties held for sale) were occupied, compared to 47,823, or 94.1%, of our total properties (excluding held for sale) as of December 31, 2018, and 47,551, or 94.7%, of our total properties (excluding properties held for sale and identified for future sale) as of September 30, 2018. Our portfolio of single-family properties is internally managed through our proprietary property management platform.

Our Properties and Key Operating Metrics

The following table provides a summary of our single-family properties as of September 30, 2019:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Atlanta, GA	4,780	9.4%	$177,771	2,161	17.2	2015
Dallas-Fort Worth, TX	4,307	8.4%	164,655	2,116	15.6	2014
Charlotte, NC	3,662	7.2%	192,010	2,093	15.6	2015
Phoenix, AZ	3,089	6.0%	174,292	1,835	16.0	2015
Houston, TX	3,070	6.0%	164,104	2,094	13.8	2014
Indianapolis, IN	2,809	5.5%	153,180	1,930	17.0	2013
Nashville, TN	2,745	5.4%	211,064	2,113	14.8	2015
Jacksonville, FL	2,220	4.3%	174,873	1,939	14.5	2014
Tampa, FL	2,173	4.3%	196,141	1,944	15.1	2014
Raleigh, NC	2,042	4.0%	183,088	1,874	14.8	2014
All Other (2)	20,201	39.5%	190,423	1,913	16.0	2013
Total / Average	51,098	100.0%	$182,957	1,985	15.9	2014

(1)	Excludes 1,439 single-family properties held for sale as of September 30, 2019.

(2)	Represents 25 markets in 21 states.

The following table summarizes certain key leasing metrics as of September 30, 2019:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.5%	$1,616	12.0	6.4	5.2%
Dallas-Fort Worth, TX	95.1%	1,764	12.1	6.2	2.8%
Charlotte, NC	95.0%	1,602	12.4	6.7	3.6%
Phoenix, AZ	96.1%	1,436	12.0	5.9	7.6%
Houston, TX	94.9%	1,648	12.3	6.6	2.3%
Indianapolis, IN	95.3%	1,433	11.9	6.4	4.0%
Nashville, TN	93.8%	1,749	12.0	6.5	2.9%
Jacksonville, FL	94.5%	1,590	12.1	6.4	3.7%
Tampa, FL	94.6%	1,724	12.1	6.4	3.2%
Raleigh, NC	94.7%	1,532	12.0	6.3	3.8%
All Other (6)	95.6%	1,680	12.0	6.6	4.2%
Total / Average	95.2%	$1,641	12.1	6.5	4.0%

(1)	Leasing information excludes 1,439 single-family properties held for sale as of September 30, 2019.

(2)
For the three months ended September 30, 2019, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.

(3)
For the three months ended September 30, 2019, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.

(4)	Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.

(5)
Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended September 30, 2019, compared to the annual rent of the previously expired non-month-to-month lease for each property.

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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family homes. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through our acquisition channels, competition for our target assets and our available capital. Recently, we have focused on developing properties through our internal construction program and acquiring newly constructed homes from third-party homebuilders. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the quarter ended September 30, 2019, we acquired or developed 244 homes, including 9 homes acquired through broker acquisitions and 235 homes acquired through new construction channels, of which 156 homes were developed through our internal construction program, and sold 341 homes.

During 2018, we identified approximately 1,500 properties to be disposed from six of our smaller markets that we are exiting based on market analysis. Our remaining properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of September 30, 2019 and December 31, 2018, there were 1,439 and 1,945 properties classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

Property Operations

Homes added to our portfolio through new construction channels include properties developed through our internal construction program and newly constructed properties that we acquired from third-party homebuilders. Rental homes developed through internal construction channels involve substantial up-front costs, time to acquire and develop land, and time to build the rental home before the home becomes income producing. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately 4 to 6 months to complete the rental home construction process. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $200,000 and $350,000 to acquire and develop land, and build a rental home. Homes added from our new construction channels are available for lease immediately upon or shortly after receipt of certificate of occupancy.

Homes added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association (“HOA”) fees, when applicable. In addition, we typically incur costs between $10,000 and $25,000 to renovate a home acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved to prepare our homes for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. On average, it takes approximately 40 to 60 days to complete the renovation process after gaining initial access to the home.

Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 40 days to lease a property after acquiring or developing a new property through our new construction channels or after completing the renovation process for a traditionally acquired property. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 40 to 60 days to complete the turnover process.

Revenues

Our revenues are derived primarily from rents collected from tenants for our single-family properties under lease agreements which typically have a term of one year. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate. Additionally, our ability to collect revenues and related operating results are impacted by the credit worthiness and quality of our tenants. On average, our tenants have household incomes ranging from $60,000 to $120,000 and primarily consist of families with approximately two adults and one or more children.

Our rents and other single-family property revenues are comprised of rental revenue from single-family properties, fees from our single-family properties rentals and “tenant charge-backs,” which are primarily related to cost recoveries on utilities.

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. We believe that our platform will allow us to achieve strong tenant retention and rental rate increases. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.6% for the three months ended September 30, 2019, and we experienced turnover rates of 11.0% for both the three months ended September 30, 2019 and 2018. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.6% for the nine months ended September 30, 2019, and we experienced turnover rates of 29.5% and 30.7% for the nine months ended September 30, 2019 and 2018, respectively.

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

Results of Operations

Net income totaled $41.4 million for the three months ended September 30, 2019, compared to net income of $30.3 million for the three months ended September 30, 2018. Net income totaled $114.8 million for the nine months ended September 30, 2019, compared to net income of $77.7 million for the nine months ended September 30, 2018. These improvements were primarily attributable to higher revenues resulting from a larger number of occupied properties and higher rental rates, which were offset in part by higher property operating expenses and property management expenses, and an increase in gain on sale of single-family properties and other, net.

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

Core NOI also excludes (1) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, (2) noncash gain or loss on conversion of shares or units, (3) gain or loss on early extinguishment of debt, (4) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (5) gain or loss on sales of single-family properties and other, (6) depreciation and amortization, (7) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties, (8) noncash share-based compensation expense, (9) interest expense, (10) general and administrative expense, (11) other expenses and (12) other revenues. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

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

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$188,938		$54,915		$243,853
Fees from single-family properties	2,837		820		3,657
Bad debt expense	(2,162)		(590)		(2,752)
Core revenues	189,613		55,145		244,758

Property tax expense	33,803	17.8%	9,979	18.1%	43,782	17.8%
HOA fees, net (2)	3,400	1.8%	1,198	2.2%	4,598	1.9%
R&M and turnover costs, net (2)	17,543	9.3%	4,654	8.4%	22,197	9.1%
Insurance	1,726	0.9%	557	1.0%	2,283	0.9%
Property management expenses, net (3)	15,972	8.4%	5,030	9.1%	21,002	8.6%
Core property operating expenses	72,444	38.2%	21,418	38.8%	93,862	38.3%

Core NOI	$117,169	61.8%	$33,727	61.2%	$150,896	61.7%

	For the Three Months Ended September 30, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$182,528		$48,796		$231,324
Fees from single-family properties	2,124		587		2,711
Bad debt expense	(2,159)		(590)		(2,749)
Core revenues	182,493		48,793		231,286

Property tax expense	31,449	17.2%	9,158	18.9%	40,607	17.6%
HOA fees, net (2)	4,012	2.2%	1,286	2.6%	5,298	2.3%
R&M and turnover costs, net (2)	15,638	8.6%	4,293	8.8%	19,931	8.6%
Insurance	1,675	0.9%	498	1.0%	2,173	0.9%
Property management expenses, net (3)	15,354	8.4%	4,311	8.8%	19,665	8.5%
Core property operating expenses	68,128	37.3%	19,546	40.1%	87,674	37.9%

Core NOI	$114,365	62.7%	$29,247	59.9%	$143,612	62.1%

(1)	Includes 40,517 properties that have been stabilized longer than 90 days prior to January 1, 2018.

(2)	Presented net of tenant charge-backs.

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

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI, and Same-Home Core NOI to their respective GAAP metrics for the three months ended September 30, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Core revenues and Same-Home core revenues
Total revenues	$298,304	$280,052
Tenant charge-backs	(48,306)	(44,152)
Other revenues	(5,240)	(1,865)
Bad debt expense	—	(2,749)
Core revenues	244,758	231,286
Less: Non-Same-Home core revenues	55,145	48,793
Same-Home core revenues	$189,613	$182,493

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$119,791	$113,600
Property management expenses	22,727	18,865
Noncash share-based compensation - property management	(350)	(341)
Expenses reimbursed by tenant charge-backs	(48,306)	(44,152)
Bad debt expense	—	(2,749)
Internal leasing costs (1)	—	2,451
Core property operating expenses	93,862	87,674
Less: Non-Same-Home core property operating expenses	21,418	19,546
Same-Home core property operating expenses	$72,444	$68,128

Core NOI and Same-Home Core NOI
Net income	$41,401	$30,281
Gain on sale of single-family properties and other, net	(13,521)	(4,953)
Depreciation and amortization	82,073	79,940
Acquisition and other transaction costs	651	1,055
Noncash share-based compensation - property management	350	341
Interest expense	31,465	30,930
General and administrative expense	11,107	9,265
Other expenses	2,610	1,069
Other revenues	(5,240)	(1,865)
Internal leasing costs (1)	—	(2,451)
Core NOI	150,896	143,612
Less: Non-Same-Home Core NOI	33,727	29,247
Same-Home Core NOI	$117,169	$114,365
(1)    Adjustment amount reflects the portion of leasing costs that were previously capitalized, that would be expensed under the new lease accounting standard ASU 2016-02, adopted by the Company on January 1, 2019.

Total Revenues

Total revenues increased 6.5% to $298.3 million for the three months ended September 30, 2019 from $280.1 million for the three months ended September 30, 2018. Revenue growth was primarily driven by continued strong leasing activity, as the average number of occupied homes in our portfolio grew to 48,990 homes for the three months ended September 30, 2019 compared to 47,655 homes for the three months ended September 30, 2018, as well as higher rental rates. This was partially offset by a $2.8 million reclassification of bad debt expense during the three months ended September 30, 2019, which was included in total revenues as a result of the adoption of the new lease accounting standard on January 1, 2019.

Property Operating Expenses

Property operating expenses increased 5.4% to $119.8 million for the three months ended September 30, 2019 from $113.6 million for the three months ended September 30, 2018. This increase was primarily attributable to higher property tax expense and growth in the number of homes in our portfolio which drove increases in repairs and maintenance and turnover costs. This was partially offset by the $2.8 million reclassification of bad debt expense associated with the adoption of the new lease accounting standard.

Property Management Expenses

Property management expenses for the three months ended September 30, 2019 and 2018 were $22.7 million and $18.9 million, respectively, which included $0.4 million and $0.3 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expense is primarily attributable to higher personnel costs and the additional leasing costs recorded to property management expense as a result of the new lease accounting standard.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 3.9% to $189.6 million for the three months ended September 30, 2019 from $182.5 million for the three months ended September 30, 2018. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 3.6% to $1,635 per month for the three months ended September 30, 2019 compared to $1,578 per month for the three months ended September 30, 2018, as well as higher fees from single-family properties resulting from operational enhancements to our fee structure.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 6.3% to $72.4 million for the three months ended September 30, 2019 from $68.1 million for the three months ended September 30, 2018. Same-Home core property operating expenses as a percentage of Same-Home core revenues increased to 38.2% for the three months ended September 30, 2019 from 37.3% for the three months ended September 30, 2018. The increase in Same-Home core property operating expenses as a percentage of Same-Home core revenues was driven mostly by higher property tax expense related to outsized 2019 valuation increases and higher repairs and maintenance and turnover costs, net primarily due to multiple hurricane and weather-related events, resulting in $1.0 million of expenses for the three months ended September 30, 2019.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended September 30, 2019 and 2018 was $11.1 million and $9.3 million, respectively, which included $0.9 million and $0.5 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs.

Interest Expense

Interest expense increased 1.7% to $31.5 million for the three months ended September 30, 2019 from $30.9 million for the three months ended September 30, 2018. This increase was primarily related to the unsecured senior notes issued in January 2019, partially offset by the payoff of the term loan facility in June 2019, the payoff of the exchangeable senior notes in November 2018 and an increase in capitalized interest.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs were $0.7 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, which primarily related to costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, as well as costs associated with the disposal of certain properties or portfolios of properties.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 2.7% to $82.1 million for the three months ended September 30, 2019 from $79.9 million for the three months ended September 30, 2018 primarily due to growth in our average number of depreciable properties.

Other Revenues

Other revenues were $5.2 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, which primarily related to interest income on short-term investments, insurance recoveries, fees from unconsolidated joint ventures, and equity in earnings/(losses) from unconsolidated joint ventures.

Other Expenses

Other expenses were $2.6 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, which primarily related to impairments on properties held for sale and expenses related to joint ventures.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$563,082		$160,126		$723,208
Fees from single-family properties	7,625		2,538		10,163
Bad debt expense	(4,813)		(1,447)		(6,260)
Core revenues	565,894		161,217		727,111

Property tax expense	98,971	17.5%	30,655	19.0%	129,626	17.8%
HOA fees, net (2)	11,834	2.1%	4,102	2.5%	15,936	2.2%
R&M and turnover costs, net (2)	46,024	8.2%	13,138	8.3%	59,162	8.2%
Insurance	5,089	0.9%	1,659	1.0%	6,748	0.9%
Property management expenses, net (3)	46,078	8.1%	14,052	8.7%	60,130	8.3%
Core property operating expenses	207,996	36.8%	63,606	39.5%	271,602	37.4%

Core NOI	$357,898	63.2%	$97,611	60.5%	$455,509	62.6%

	For the Nine Months Ended September 30, 2018
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$542,067		$134,491		$676,558
Fees from single-family properties	6,309		1,989		8,298
Bad debt expense	(5,087)		(1,278)		(6,365)
Core revenues	543,289		135,202		678,491

Property tax expense	93,159	17.1%	26,549	19.6%	119,708	17.6%
HOA fees, net (2)	11,254	2.1%	3,366	2.5%	14,620	2.2%
R&M and turnover costs, net (2)	43,956	8.1%	13,427	9.9%	57,382	8.5%
Insurance	4,803	0.9%	1,363	1.0%	6,166	0.9%
Property management expenses, net (3)	45,342	8.3%	12,110	9.0%	57,453	8.4%
Core property operating expenses	198,514	36.5%	56,815	42.0%	255,329	37.6%

Core NOI	$344,775	63.5%	$78,387	58.0%	$423,162	62.4%

(1)	Includes 40,517 properties that have been stabilized longer than 90 days prior to January 1, 2018.

(2)	Presented net of tenant charge-backs.

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

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI, and Same-Home Core NOI to their respective GAAP metrics for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	For the Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Core revenues and Same-Home core revenues
Total revenues	$859,368	$802,539
Tenant charge-backs	(123,561)	(112,876)
Other revenues	(8,696)	(4,807)
Bad debt expense	—	(6,365)
Core revenues	727,111	678,491
Less: Non-Same-Home core revenues	161,217	135,202
Same-Home core revenues	$565,894	$543,289

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$331,066	$313,430
Property management expenses	65,086	56,468
Noncash share-based compensation - property management	(989)	(1,141)
Expenses reimbursed by tenant charge-backs	(123,561)	(112,876)
Bad debt expense	—	(6,365)
Internal leasing costs (1)	—	5,813
Core property operating expenses	271,602	255,329
Less: Non-Same-Home core property operating expenses	63,606	56,815
Same-Home core property operating expenses	$207,996	$198,514

Core NOI and Same-Home Core NOI
Net income	$114,796	$77,704
Remeasurement of participating preferred shares	—	(1,212)
Loss on early extinguishment of debt	659	1,447
Gain on sale of single-family properties and other, net	(32,895)	(10,449)
Depreciation and amortization	246,074	237,562
Acquisition and other transaction costs	2,455	3,687
Noncash share-based compensation - property management	989	1,141
Interest expense	95,951	92,209
General and administrative expense	31,028	28,173
Other expenses	5,148	3,520
Other revenues	(8,696)	(4,807)
Internal leasing costs (1)	—	(5,813)
Core NOI	455,509	423,162
Less: Non-Same-Home Core NOI	97,611	78,387
Same-Home Core NOI	$357,898	$344,775
(1)    Adjustment amount reflects the portion of leasing costs that were previously capitalized, that would be expensed under the new lease accounting standard ASU 2016-02, adopted by the Company on January 1, 2019.

Total Revenues

Total revenues increased 7.1% to $859.4 million for the nine months ended September 30, 2019 from $802.5 million for the nine months ended September 30, 2018. Revenue growth was primarily driven by continued strong leasing activity, as our average occupied portfolio grew to 48,667 homes for the nine months ended September 30, 2019 compared to 47,255 homes for the nine months ended September 30, 2018, as well as higher rental rates. This was partially offset by a $6.3 million reclassification of bad debt expense during the nine months ended September 30, 2019, which was included in total revenues as a result of the adoption of the new lease accounting standard on January 1, 2019.

Property Operating Expenses

Property operating expenses increased 5.6% to $331.1 million for the nine months ended September 30, 2019 from $313.4 million for the nine months ended September 30, 2018. This increase was primarily attributable to higher property tax expense and growth in the number of homes in our portfolio which drove increases in repairs and maintenance and turnover costs. This was partially offset by the $6.3 million reclassification of bad debt expense associated with the adoption of the new lease accounting standard.

Property Management Expenses

Property management expenses for the nine months ended September 30, 2019 and 2018 were $65.1 million and $56.5 million, respectively, which included $1.0 million and $1.1 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expense is primarily attributable to higher personnel costs and additional leasing costs recorded to property management expenses as a result of the new lease accounting standard.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 4.2% to $565.9 million for the nine months ended September 30, 2019 from $543.3 million for the nine months ended September 30, 2018. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 3.6% to $1,618 per month for the nine months ended September 30, 2019 compared to $1,562 per month for the nine months ended September 30, 2018, a rise in the Average Occupied Days Percentage, which increased to 95.4% for the nine months ended September 30, 2019 compared to 95.1% for the nine months ended September 30, 2018, as well as higher fees from single-family properties resulting from operational enhancements to our fee structure.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.8% to $208.0 million for the nine months ended September 30, 2019 from $198.5 million for the nine months ended September 30, 2018. Same-Home core property operating expenses as a percentage of total Same-Home core revenues increased to 36.8% for the nine months ended September 30, 2019 from 36.5% for the nine months ended September 30, 2018. This increase in Same-Home core property operating expenses as a percentage of Same-Home core revenues was driven mostly by higher property tax expense related to outsized 2019 valuation increases and higher repairs and maintenance and turnover costs, net.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the nine months ended September 30, 2019 and 2018 was $31.0 million and $28.2 million, respectively, which included $2.5 million and $1.6 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs, partially offset by lower legal expenses.

Interest Expense

Interest expense increased 4.1% to $96.0 million for the nine months ended September 30, 2019 from $92.2 million for the nine months ended September 30, 2018. This increase was primarily related to the unsecured senior notes issued in February 2018 and January 2019, partially offset by the payoff of the secured note payable in May 2018, the paydown and payoff of the term loan facility in June 2018 and June 2019, respectively, the payoff of the exchangeable senior notes in November 2018 and an increase in capitalized interest.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs were $2.5 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively, which primarily related to costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, as well as costs associated with the disposal of certain properties or portfolios of properties.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over 3 to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 3.6% to $246.1 million for the nine months ended September 30, 2019 from $237.6 million for the nine months ended September 30, 2018 primarily due to growth in our average number of depreciable properties.

Other Revenues

Other revenues were $8.7 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively, which primarily related to interest income on short-term investments, insurance recoveries, fees from unconsolidated joint ventures and equity in earnings/(losses) from unconsolidated joint ventures.

Other Expenses

Other expenses were $5.1 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively, which primarily related to impairments on properties held for sale and expenses related to joint ventures.

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

Accounting Standards Codification 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2019, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

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

Liquidity and Capital Resources

Our liquidity and capital resources as of September 30, 2019 included cash and cash equivalents of $171.2 million. Additionally, as of September 30, 2019, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million, of which $4.8 million was committed to outstanding letters of credit.

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

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$420,415	$376,463
Net cash used for investing activities	(224,096)	(481,911)
Net cash (used for) provided by financing activities	(73,523)	188,789
Net increase in cash, cash equivalents and restricted cash	$122,796	$83,341

Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses.

During the nine months ended September 30, 2019, net cash provided by operating activities was $420.4 million, which included cash from operations of $340.0 million and other changes in operating assets and liabilities of $80.4 million. Net cash used for investing activities was $224.1 million, which primarily consisted of cash outflows of $236.4 million related to cash paid for development activity, which consisted of land held for development, land development and homebuilding construction in progress, $82.4 million related to the acquisition of properties, $52.1 million of recurring and other capital expenditures for single-family properties and $19.3 million of renovation costs to prepare our properties for rental, partially offset by cash inflows of $151.5 million related to net proceeds received from sales of single-family properties and other assets and $17.4 million of distributions from joint ventures. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash used for financing activities was $73.5 million, which primarily consisted of cash outflows of $350.0 million of payments on our revolving credit facility and the payoff of the term loan facility, $111.9 million for distributions and $16.3 million of payments on our asset-backed securitizations, partially offset by a cash inflow of $397.9 million in proceeds from the issuance of unsecured senior notes, net of a discount. The net increase in cash, cash equivalents and restricted cash during the nine months ended September 30, 2019 was $122.8 million.

During the nine months ended September 30, 2018, net cash provided by operating activities was $376.5 million, which included cash from operations of $324.8 million and other changes in operating assets and liabilities of $51.7 million. Net cash used for investing activities was $481.9 million, which primarily consisted of cash outflows of $335.3 million related to the acquisition of properties, $149.5 million related to cash paid for development activity, $40.9 million of renovation costs to prepare our properties for rental and $40.5 million of recurring and other capital expenditures for single-family properties, partially offset by cash inflows of $47.8 million in net proceeds received from sales of single-family properties and other assets and $36.3 million of distributions from joint ventures. Renovation costs typically include paint, flooring, appliances, landscaping and other improvements. Net cash provided by financing activities was $188.8 million, which primarily consisted of cash inflows of $497.2 million in proceeds from the issuance of unsecured senior notes, net of a discount, and $111.3 million of net proceeds from the issuance of perpetual preferred shares, partially offset by cash outflows including $240.0 million of net payments on our revolving and term loan credit facilities, $93.0 million for distributions, $49.4 million for payments on our secured note payable and $35.0 million for Class A common share repurchases. The net increase in cash, cash equivalents and restricted cash during the nine months ended September 30, 2018, was $83.3 million.

Unsecured Senior Notes

In January 2019, the Operating Partnership issued $400.0 million of 4.90% unsecured senior notes with a maturity date of February 15, 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2019. The Operating Partnership received net proceeds of $395.3 million from this issuance, after underwriting fees of approximately $2.6 million and a $2.1 million discount, and before offering costs of $1.0 million. The Operating Partnership used the net proceeds from this issuance to repay amounts outstanding on our revolving credit facility and for general corporate purposes. The 2029 Notes are the Operating Partnership’s unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2029 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after November 15, 2028 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

At-the-Market Common Share Offering Program

The Company established an at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate of $500.0 million (the “At-the-Market Program”). The program was established in order to use the net proceeds from share issuances to repay borrowings against the Company’s revolving credit and term loan facilities, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The program may be suspended or terminated by the Company at any time. As of September 30, 2019, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

In February 2018, the Company’s board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2019, we did not repurchase and retire any of our shares. During the nine months ended September 30, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. As of September 30, 2019, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Off-Balance Sheet Arrangements

We have no material obligations, assets or liabilities that would be considered off-balance sheet arrangements.

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

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties, (2) noncash share-based compensation expense, (3) noncash interest expense related to acquired debt, (4) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (5) gain or loss on early extinguishment of debt, (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value, and (7) the allocation of income to our participating preferred shares in connection with their redemption.

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

The following is a reconciliation of the Company’s net income or loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to common shareholders	$23,520	$15,177	$62,321	$5,840
Adjustments:
Noncontrolling interests in the Operating Partnership	4,099	2,881	11,129	1,104
Net (gain) on sale / impairment of single-family properties and other	(11,871)	(4,393)	(29,812)	(7,653)
Adjustments for unconsolidated joint ventures	(325)	—	976	—
Depreciation and amortization	82,073	79,940	246,074	237,562
Less: depreciation and amortization of non-real estate assets	(1,991)	(1,845)	(5,902)	(5,462)
FFO attributable to common share and unit holders	$95,505	$91,760	$284,786	$231,391
Adjustments:
Internal leasing costs (1)	—	(2,451)	—	(5,813)
Acquisition and other transaction costs	651	1,055	2,455	3,687
Noncash share-based compensation - general and administrative	938	491	2,520	1,609
Noncash share-based compensation - property management	350	341	989	1,141
Noncash interest expense related to acquired debt	—	973	—	2,810
Loss on early extinguishment of debt	—	—	659	1,447
Remeasurement of participating preferred shares	—	—	—	(1,212)
Redemption of participating preferred shares	—	—	—	32,215
Core FFO attributable to common share and unit holders	$97,444	$92,169	$291,409	$267,275
Recurring capital expenditures (2)	(12,475)	(11,467)	(30,665)	(27,342)
Leasing costs	(1,115)	(3,722)	(3,244)	(9,556)
Internal leasing costs (1)	—	2,451	—	5,813
Adjusted FFO attributable to common share and unit holders	$83,854	$79,431	$257,500	$236,190
(1)     Adjustment amount reflects the portion of leasing costs that were previously capitalized and treated as a reduction to Adjusted FFO attributable to common share and unit holders that would be expensed under the new lease accounting standard ASU 2016-02, adopted by the Company on January 1, 2019.
(2)    As a portion of our homes are recently developed, acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

EBITDA / EBITDAre / Adjusted EBITDAre / Adjusted EBITDAre after Capex and Leasing Costs

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT by adjusting EBITDA for the net gain or loss on sales / impairment of single-family properties and other and adjusting for unconsolidated partnerships and joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (4) gain or loss on early extinguishment of debt, (5) gain or loss on conversion of shares and units and (6) noncash fair value adjustments associated with remeasuring our participating preferred shares derivative liability to fair value. Adjusted EBITDAre after Capex and Leasing Costs is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) recurring capital expenditures and (2) leasing costs. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income or loss, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre after Capex and Leasing Costs for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$41,401	$30,281	$114,796	$77,704
Interest expense	31,465	30,930	95,951	92,209
Depreciation and amortization	82,073	79,940	246,074	237,562
EBITDA	$154,939	$141,151	$456,821	$407,475

Net (gain) on sale / impairment of single-family properties and other	(11,871)	(4,393)	(29,812)	(7,653)
Adjustments for unconsolidated joint ventures	(325)	—	976	—
EBITDAre	$142,743	$136,758	$427,985	$399,822

Noncash share-based compensation - general and administrative	938	491	2,520	1,609
Noncash share-based compensation - property management	350	341	989	1,141
Acquisition and other transaction costs	651	1,055	2,455	3,687
Loss on early extinguishment of debt	—	—	659	1,447
Remeasurement of participating preferred shares	—	—	—	(1,212)
Adjusted EBITDAre	$144,682	$138,645	$434,608	$406,494

Recurring capital expenditures (1)	(12,475)	(11,467)	(30,665)	(27,342)
Leasing costs	(1,115)	(3,722)	(3,244)	(9,556)
Adjusted EBITDAre after Capex and Leasing Costs	$131,092	$123,456	$400,699	$369,596
(1)    As a portion of our homes are recently developed, acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the nine months ended September 30, 2019, the Company repaid $250.0 million and $100.0 million of outstanding borrowings on its revolving credit facility and term loan facility, respectively. As of September 30, 2019, the Company had no outstanding variable rate debt and therefore no exposure to interest rate risk on its current borrowings.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

American Homes 4 Rent, L.P.

Disclosure Controls and Procedures

The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of its general partner, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, the Operating Partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of its general partner, the Operating Partnership evaluated the effectiveness of its disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner concluded that the Operating Partnership’s disclosure controls and procedures were effective, at a reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

4.9	Form of Global Note representing the Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 23, 2019.)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: November 8, 2019

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: November 8, 2019