Form 10-Q
period 2020-03-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2020-05-08
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
        American Homes 4 Rent ☐  Yes   ☒  No    American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 300,316,309 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on May 6, 2020.

EXPLANATORY NOTE

        This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership,” our “operating partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our,” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

        AH4R is the general partner of, and as of March 31, 2020 owned approximately 85.2% of the common partnership interest in, the Operating Partnership. The remaining 14.8% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

        The Company believes that combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report provides the following benefits:

•enhances investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

        To help investors understand the differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s debt, noncontrolling interests and shareholders’ equity or partners’ capital, as applicable; and a combined Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that includes discrete information related to each entity.

        This report also includes separate Part I, “Item 4. Controls and Procedures” sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future operations, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, our tenants, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and the direct and indirect economic effects of the pandemic and containment measures, among others.

These and other important factors, including those discussed or incorporated by reference under Part II, “Item 1A. Risk Factors,” Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Single-family properties:
Land	$1,784,804	$1,756,504
Buildings and improvements	7,814,877	7,691,877
Single-family properties in operation	9,599,681	9,448,381
Less: accumulated depreciation	(1,532,306)	(1,462,105)
Single-family properties in operation, net	8,067,375	7,986,276
Single-family properties under development and development land	407,456	355,427
Single-family properties held for sale, net	172,045	209,828
Total real estate assets, net	8,646,876	8,551,531
Cash and cash equivalents	33,108	37,575
Restricted cash	128,621	126,544
Rent and other receivables	29,956	29,618
Escrow deposits, prepaid expenses and other assets	151,326	140,961
Investments in unconsolidated joint ventures	65,533	67,935
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,201,365	$9,100,109

Liabilities
Revolving credit facility	$105,000	$—
Asset-backed securitizations, net	1,940,869	1,945,044
Unsecured senior notes, net	888,791	888,453
Accounts payable and accrued expenses	241,950	243,193
Amounts payable to affiliates	—	4,629
Total liabilities	3,176,610	3,081,319

Commitments and Contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 300,315,609 and 300,107,599 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	3,003	3,001
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2020 and December 31, 2019)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 35,350,000 shares issued and outstanding at March 31, 2020 and December 31, 2019)	354	354
Additional paid-in capital	5,792,418	5,790,775
Accumulated deficit	(461,706)	(465,368)
Accumulated other comprehensive income	6,452	6,658
Total shareholders’ equity	5,340,527	5,335,426
Noncontrolling interest	684,228	683,364
Total equity	6,024,755	6,018,790

Total liabilities and equity	$9,201,365	$9,100,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Rents and other single-family property revenues	$287,342	$277,694
Other	2,252	1,510
Total revenues	289,594	279,204

Expenses:
Property operating expenses	107,497	106,684
Property management expenses	23,276	20,709
General and administrative expense	11,266	9,435
Interest expense	29,715	31,915
Acquisition and other transaction costs	2,147	834
Depreciation and amortization	82,821	81,161
Other	6,110	1,024
Total expenses	262,832	251,762

Gain on sale of single-family properties and other, net	10,765	5,649

Net income	37,527	33,091

Noncontrolling interest	3,501	3,026
Dividends on preferred shares	13,782	13,782

Net income attributable to common shareholders	$20,244	$16,283

Weighted-average common shares outstanding:
Basic	300,813,069	296,833,755
Diluted	301,305,068	297,444,941

Net income attributable to common shareholders per share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$37,527	$33,091
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	(241)	(241)
Other comprehensive loss	(241)	(241)
Comprehensive income	37,286	32,850
Comprehensive income attributable to noncontrolling interests	3,466	2,988
Dividends on preferred shares	13,782	13,782
Comprehensive income attributable to common shareholders	$20,038	$16,080

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2019	300,107,599	$3,001	635,075	$6	35,350,000	$354	$5,790,775	$(465,368)	$6,658	$5,335,426	$683,364	$6,018,790
Share-based compensation	—	—	—	—	—	—	1,808	—	—	1,808	—	1,808
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	208,010	2	—	—	—	—	(165)	—	—	(163)	—	(163)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,602)	(2,602)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(15,088)	—	(15,088)	—	(15,088)
Cumulative effect of adoption of ASU 2016-13 (Notes 2 and 6)	—	—	—	—	—	—	—	(1,494)	—	(1,494)	—	(1,494)
Net income	—	—	—	—	—	—	—	34,026	—	34,026	3,501	37,527
Total other comprehensive loss	—	—	—	—	—	—	—	—	(206)	(206)	(35)	(241)
Balances at March 31, 2020	300,315,609	$3,003	635,075	$6	35,350,000	$354	$5,792,418	$(461,706)	$6,452	$5,340,527	$684,228	$6,024,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$37,527	$33,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,821	81,161
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	1,849	1,810
Noncash share-based compensation	1,808	952
Equity in net losses of unconsolidated joint ventures	1,231	26
Net gain on sale of single-family properties and other	(10,765)	(5,649)
Loss on impairment of single-family properties and other	4,446	504
Other changes in operating assets and liabilities:
Rent and other receivables	(3,746)	(3,801)
Prepaid expenses and other assets	(5,980)	(1,096)
Deferred leasing costs	(910)	(999)
Accounts payable and accrued expenses	18,397	42,010
Amounts payable to affiliates	(182)	(73)
Net cash provided by operating activities	126,496	147,936

Investing activities
Cash paid for single-family properties	(102,575)	(57,740)
Change in escrow deposits for purchase of single-family properties	2,259	(870)
Net proceeds received from sales of single-family properties and other	81,257	32,919
Proceeds received from hurricane-related insurance claims	3,408	—
Investment in unconsolidated joint ventures	(1,000)	—
Distributions from joint ventures	887	282
Renovations to single-family properties	(858)	(9,727)
Recurring and other capital expenditures for single-family properties	(21,224)	(15,703)
Cash paid for development activity	(138,957)	(79,990)
Other purchases of productive assets	(2,411)	(40)
Net cash used for investing activities	(179,214)	(130,869)

Financing activities
Proceeds from exercise of stock options	1,449	60
Payments related to tax withholding for share-based compensation	(1,612)	(830)
Payments on asset-backed securitizations	(5,435)	(5,556)
Proceeds from revolving credit facility	105,000	—
Payments on revolving credit facility	—	(250,000)
Proceeds from unsecured senior notes, net of discount	—	397,944
Distributions to noncontrolling interests	(5,178)	(2,748)
Distributions to common shareholders	(30,114)	(14,832)
Distributions to preferred shareholders	(13,782)	—
Deferred financing costs paid	—	(3,572)
Net cash provided by financing activities	50,328	120,466

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,390)	137,533
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	164,119	175,214
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$161,729	$312,747

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(37,987)	$(32,042)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$9,618	$6,769
Transfers of completed homebuilding deliveries to properties	75,498	23,055
Property and land contributions to an unconsolidated joint venture	9,835	—
Accrued distributions to affiliates	—	4,768
Accrued distributions to non-affiliates	41	26,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Single-family properties:
Land	$1,784,804	$1,756,504
Buildings and improvements	7,814,877	7,691,877
Single-family properties in operation	9,599,681	9,448,381
Less: accumulated depreciation	(1,532,306)	(1,462,105)
Single-family properties in operation, net	8,067,375	7,986,276
Single-family properties under development and development land	407,456	355,427
Single-family properties held for sale, net	172,045	209,828
Total real estate assets, net	8,646,876	8,551,531
Cash and cash equivalents	33,108	37,575
Restricted cash	128,621	126,544
Rent and other receivables	29,956	29,618
Escrow deposits, prepaid expenses and other assets	151,326	140,681
Investments in unconsolidated joint ventures	65,533	67,935
Amounts due from affiliates	25,666	25,946
Goodwill	120,279	120,279
Total assets	$9,201,365	$9,100,109

Liabilities
Revolving credit facility	$105,000	$—
Asset-backed securitizations, net	1,940,869	1,945,044
Unsecured senior notes, net	888,791	888,453
Accounts payable and accrued expenses	241,950	243,193
Amounts payable to affiliates	—	4,629
Total liabilities	3,176,610	3,081,319

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (300,950,684 and 300,742,674 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	4,479,640	4,474,333
Preferred units (35,350,000 units issued and outstanding at March 31, 2020 and December 31, 2019)	854,435	854,435
Limited partner:
Common units (52,026,980 units issued and outstanding at March 31, 2020 and December 31, 2019)	683,098	682,199
Accumulated other comprehensive income	7,582	7,823
Total capital	6,024,755	6,018,790

Total liabilities and capital	$9,201,365	$9,100,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Rents and other single-family property revenues	$287,342	$277,694
Other	2,252	1,510
Total revenues	289,594	279,204

Expenses:
Property operating expenses	107,497	106,684
Property management expenses	23,276	20,709
General and administrative expense	11,266	9,435
Interest expense	29,715	31,915
Acquisition and other transaction costs	2,147	834
Depreciation and amortization	82,821	81,161
Other	6,110	1,024
Total expenses	262,832	251,762

Gain on sale of single-family properties and other, net	10,765	5,649

Net income	37,527	33,091

Preferred distributions	13,782	13,782

Net income attributable to common unitholders	$23,745	$19,309

Weighted-average common units outstanding:
Basic	352,840,049	352,000,581
Diluted	353,332,048	352,611,767

Net income attributable to common unitholders per unit:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$37,527	$33,091
Other comprehensive loss:
Gain on cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(241)	(241)
Other comprehensive loss	(241)	(241)
Comprehensive income	37,286	32,850
Preferred distributions	13,782	13,782
Comprehensive income attributable to common unitholders	$23,504	$19,068

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statement of Capital (continued)
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2019	300,742,674	$4,474,333	$854,435	52,026,980	$682,199	$7,823	$6,018,790
Share-based compensation	—	1,808	—	—	—	—	1,808
Common units issued under share-based compensation plans, net of units withheld for employee taxes	208,010	(163)	—	—	—	—	(163)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,088)	—	—	(2,602)	—	(17,690)
Cumulative effect of adoption of ASU 2016-13 (Notes 2 and 6)	—	(1,494)	—	—	—	—	(1,494)
Net income	—	20,244	13,782	—	3,501	—	37,527
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at March 31, 2020	300,950,684	$4,479,640	$854,435	52,026,980	$683,098	$7,582	$6,024,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$37,527	$33,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,821	81,161
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	1,849	1,810
Noncash share-based compensation	1,808	952
Equity in net losses of unconsolidated joint ventures	1,231	26
Net gain on sale of single-family properties and other	(10,765)	(5,649)
Loss on impairment of single-family properties and other	4,446	504
Other changes in operating assets and liabilities:
Rent and other receivables	(3,746)	(3,801)
Prepaid expenses and other assets	(5,980)	(1,096)
Deferred leasing costs	(910)	(999)
Accounts payable and accrued expenses	18,397	42,010
Amounts payable to affiliates	(182)	(73)
Net cash provided by operating activities	126,496	147,936

Investing activities
Cash paid for single-family properties	(102,575)	(57,740)
Change in escrow deposits for purchase of single-family properties	2,259	(870)
Net proceeds received from sales of single-family properties and other	81,257	32,919
Proceeds received from hurricane-related insurance claims	3,408	—
Investment in unconsolidated joint ventures	(1,000)	—
Distributions from joint ventures	887	282
Renovations to single-family properties	(858)	(9,727)
Recurring and other capital expenditures for single-family properties	(21,224)	(15,703)
Cash paid for development activity	(138,957)	(79,990)
Other purchases of productive assets	(2,411)	(40)
Net cash used for investing activities	(179,214)	(130,869)

Financing activities
Proceeds from exercise of stock options	1,449	60
Payments related to tax withholding for share-based compensation	(1,612)	(830)
Payments on asset-backed securitizations	(5,435)	(5,556)
Proceeds from revolving credit facility	105,000	—
Payments on revolving credit facility	—	(250,000)
Proceeds from unsecured senior notes, net of discount	—	397,944
Distributions to common unitholders	(35,292)	(17,580)
Distributions to preferred unitholders	(13,782)	—
Deferred financing costs paid	—	(3,572)
Net cash provided by financing activities	50,328	120,466

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,390)	137,533
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	164,119	175,214
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$161,729	$312,747

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(37,987)	$(32,042)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$9,618	$6,769
Transfers of completed homebuilding deliveries to properties	75,498	23,055
Property and land contributions to an unconsolidated joint venture	9,835	—
Accrued distributions to affiliates	—	4,768
Accrued distributions to non-affiliates	41	26,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

        American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership,” our “operating partnership” or the “OP”) is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of March 31, 2020, the Company held 52,776 single-family properties in 22 states, including 960 properties classified as held for sale.

        AH4R is the general partner of, and as of March 31, 2020 owned approximately 85.2% of the common partnership interest in, the Operating Partnership. The remaining 14.8% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight

Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Effective March 31, 2020, as a result of the expected growth in our joint venture activities, the investments in unconsolidated joint ventures balance has been reclassified into a separate balance sheet line item. This resulted in the reclassification of $67.9 million as of December 31, 2019, which was previously included in escrow deposits, prepaid expenses and other assets, into investments in unconsolidated joint ventures in the condensed consolidated balance sheets. Certain other amounts in the condensed consolidated financial statements for the prior periods have also been reclassified to conform to the current year presentation.

Accounting Pronouncements Adopted January 1, 2020

        In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments by requiring companies to recognize an estimate of expected credit losses as an allowance in order to recognize such losses more timely than under previous guidance that had allowed companies to wait until it was probable such losses had been incurred. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides further clarification around some of the amendments in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief, which provides entities that have certain instruments within the scope of Topic 326 with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis upon adoption of Topic 326. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provides further clarification around some of the amendments in ASU 2016-13. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. An entity will apply the amendments in these ASUs through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of the guidance. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our financial statements (see Note 6. Escrow Deposits, Prepaid Expenses and Other Assets).

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Companies will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Companies will also be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those annual periods with early adoption permitted. The amendments on the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our financial statements.

        In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those annual periods with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our financial statements.

        In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU apply only to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform but do not apply to contract modifications made or hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU allow companies to (i) account for modifications to contracts within the scope of ASC 310, Receivables, and ASC 470, Debt, prospectively by adjusting the effective interest rate and (ii) account for modifications to contracts within the scope of ASC 842, Leases, as a continuation of existing lease agreements. The guidance also provides optional expedients for modifications to contracts within the scope of ASC 815, Derivatives and Hedging. The guidance is effective immediately, and entities may elect to apply the guidance as of January 1, 2020 or the beginning of a subsequent interim period, or prospectively from a date beginning January 1, 2020 or in a subsequent interim period up to the date the financial statements are available to be issued. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on our financial statements.

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

        The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company’s and the Operating Partnership’s condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	March 31,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$33,108	$154,584	$37,575	$30,284
Restricted cash	128,621	158,163	126,544	144,930
Total cash, cash equivalents and restricted cash	$161,729	$312,747	$164,119	$175,214

Note 4. Real Estate Assets, Net

        The net book values of real estate assets consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Occupied single-family properties	$7,561,775	$7,534,627
Single-family properties recently acquired	133,141	88,181
Single-family properties in turnover process	287,079	308,008
Single-family properties leased, not yet occupied	85,380	55,460
Single-family properties in operation, net	8,067,375	7,986,276
Development land	246,438	224,041
Single-family properties under development	161,018	131,386
Single-family properties held for sale, net	172,045	209,828
Total real estate assets, net	$8,646,876	$8,551,531

        Depreciation expense related to single-family properties was $79.8 million and $76.8 million for the three months ended March 31, 2020 and 2019, respectively.

        The following table summarizes the Company’s dispositions of single-family properties and land for the three months ended March 31, 2020 and 2019 (in thousands, except property data):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Single-family properties:
Properties sold	410	180
Net proceeds	$81,186	$32,623
Net gain on sale	$13,758	$5,579
Land:
Net proceeds	$71	$296
Net gain on sale	$7	$70

Note 5. Rent and Other Receivables

        For the three months ended March 31, 2020 and 2019, rents from single-family properties included $40.0 million in both periods of variable lease payments for tenant charge-backs, which are primarily related to cost recoveries on utilities, and $4.0 million and $3.0 million, respectively, of variable lease payments for fees from single-family properties.

        The Company generally rents our single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes our future minimum rental revenues under existing leases on our properties as of March 31, 2020 (in thousands):

March 31, 2020
Remaining 2020	$438,182
2021	73,230
2022	3,592
2023	11
Total	$515,015

        As of December 31, 2019, rent and other receivables also included $2.7 million of hurricane-related insurance claims receivable, which was fully collected during the three months ended March 31, 2020.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

        The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Escrow deposits, prepaid expenses and other	$66,641	$54,545
Deferred costs and other intangibles, net	6,180	6,840
Notes receivable, net	35,326	36,834
Commercial real estate, software, vehicles and FF&E, net	43,179	42,742
Total	$151,326	$140,961

        Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $2.0 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

Deferred Costs and Other Intangibles, Net

        Deferred costs and other intangibles, net, consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Deferred leasing costs	$3,607	$3,738
Deferred financing costs	11,244	11,244
Database intangible asset	2,100	2,100
	16,951	17,082
Less: accumulated amortization	(10,771)	(10,242)
Total	$6,180	$6,840

        Amortization expense related to deferred leasing costs, the value of in-place leases, and database intangibles was $1.0 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively, and was included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million for both the three months ended March 31, 2020 and 2019 and was included in gross interest, prior to interest capitalization (see Note 8. Debt).

        The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2020 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Database Intangible Asset	Total
Remaining 2020	$1,636	$1,479	$57	$3,172
2021	76	1,964	—	2,040
2022	—	968	—	968
Total	$1,712	$4,411	$57	$6,180

Notes Receivable, Net

        The Company has obtained promissory notes in connection with two bulk dispositions of our single-family properties, which are secured by first priority mortgages on the disposed homes and contain certain covenants. The secured promissory notes require monthly or quarterly interest payments with the full principal due at maturity.

        Notes receivable are presented net of discounts, and interest income from the notes, including amortization of discounts, is presented in other revenues within the condensed consolidated statements of operations. Upon adoption of ASU 2016-13 on January 1, 2020 (see Note 2. Significant Accounting Policies), we are required to estimate and recognize lifetime expected losses, rather than incurred losses, on these notes receivable, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. An allowance for expected credit losses of $1.5 million was established with a cumulative-effect adjustment to accumulated deficit in the condensed consolidated statements of equity. Notes receivable are presented net of the allowance for expected credit losses, which the Company estimates on a quarterly basis based on (i) credit quality indicators such as the borrower’s historical performance, including the borrower’s financial results and satisfaction of scheduled payments, (ii) current conditions, including macroeconomic conditions and other conditions affecting the borrower, and (iii) other reasonable and supportable forecasts about the future. As part of the monitoring process, we may meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis. A note receivable will be categorized as non-performing if a borrower experiences financial difficulty and has failed to make scheduled payments. Changes to the allowance for expected credit losses are recognized in other expenses within the condensed consolidated statements of operations.

Note 7. Investments in Unconsolidated Joint Ventures

        In February 2020, the Operating Partnership entered into a $253.1 million strategic joint venture with institutional investors advised by J.P. Morgan Asset Management focused on constructing and operating newly built rental homes. The Company holds a 20% ownership interest in the joint venture, which has an evergreen term. Additionally, the Company will earn fees for development and management services provided to the joint venture and have an opportunity to earn a promoted interest after construction and initial operation of the joint venture’s properties. In evaluating the Company’s 20% ownership interest in the joint venture, we concluded that the joint venture is not a variable interest entity after applying the variable interest model and, therefore, we account for our interest in the joint venture as an investment in an unconsolidated subsidiary after applying the voting interest model using the equity method of accounting.

        Subsequent to March 31, 2020, as contemplated by the joint venture agreement, the parties entered into an amended agreement to increase the size of the partnership to $625.0 million while the other principal terms of the agreement remain the same. The changes to the agreement do not impact the accounting treatment of the joint venture.

        The Company provides property management and development services to certain unconsolidated joint ventures, which are considered to be related parties. Management fee income from these joint ventures was $0.9 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, which were included in other revenues within the condensed consolidated statements of operations.

Note 8. Debt

        All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of March 31, 2020 and December 31, 2019 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2020	December 31, 2019
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$484,546	$485,828
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	499,816	501,393
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	525,178	526,560
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	456,018	457,212
Total asset-backed securitizations			1,965,558	1,970,993
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
Revolving credit facility (5)	2.19%	June 30, 2022	105,000	—
Total debt			2,970,558	2,870,993
Unamortized discounts on unsecured senior notes			(4,022)	(4,143)
Deferred financing costs, net (6)			(31,876)	(33,353)
Total debt per balance sheet			$2,934,660	$2,833,497
(1)Interest rates are as of March 31, 2020. Unless otherwise stated, interest rates are fixed percentages.
(2)The AH4R 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.
(3)The AH4R 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.
(4)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $800.0 million and the Company had approximately $3.7 million and $6.2 million committed to outstanding letters of credit that reduced our borrowing capacity as of March 31, 2020 and December 31, 2019, respectively. The revolving credit facility bears interest at LIBOR plus 1.20% as of March 31, 2020. LIBOR is expected to be discontinued after 2021 and the Company expects to replace the contractual reference rate with an appropriate alternative. The Company does not expect this modification to have a material impact on its financial statements.
(6)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs was $1.5 million for both the three months ended March 31, 2020 and 2019, which was included in gross interest, prior to interest capitalization.

Debt Maturities

        The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of March 31, 2020 (in thousands):

Debt Maturities
Remaining 2020	$15,536
2021	20,714
2022	125,714
2023	20,714
2024	955,618
Thereafter	1,832,262
Total debt	$2,970,558

Interest Expense

        The following table displays our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Gross interest cost	$34,364	$34,612
Capitalized interest	(4,649)	(2,697)
Interest expense	$29,715	$31,915

Note 9. Accounts Payable and Accrued Expenses

        The following table summarizes accounts payable and accrued expenses as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Resident security deposits	$85,561	$84,832
Accrued property taxes	72,864	44,280
Prepaid rent	22,904	19,970
Accrued interest	12,969	23,090
Accrued construction and maintenance liabilities	12,659	20,435
Accounts payable	1,274	5,037
Accrued distribution payable	—	13,024
Other accrued liabilities	33,719	32,525
Total	$241,950	$243,193

Note 10. Shareholders’ Equity / Partners’ Capital

        When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program
        The Company established an at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate of $500.0 million (the “At-the-Market Program”). The Company intends to use any net proceeds from the At-the-Market Program to repay borrowings under the Company’s revolving credit facility, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The At-the-Market Program may be suspended or terminated by the Company at any time. As of March 31, 2020, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

        The Company’s board of trustees authorized the establishment of our share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2020 and 2019, we did not repurchase and retire any of our shares. As of March 31, 2020, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Preferred Shares

        As of March 31, 2020 and December 31, 2019, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				March 31, 2020		December 31, 2019
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	$268,750	10,750,000	$268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				35,350,000	$883,750	35,350,000	$883,750

Distributions

        The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding Operating Partnership units.

	For the Three Months Ended
Security	March 31, 2020	March 31, 2019
Class A and Class B common shares	$0.05	$0.05
6.500% Series D perpetual preferred shares	0.41	0.41
6.350% Series E perpetual preferred shares	0.40	0.40
5.875% Series F perpetual preferred shares	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39

Noncontrolling Interest

        Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 51,429,990, or approximately 14.6%, of the total 352,977,664 and 352,769,654 Class A units in the Operating Partnership as of March 31, 2020 and December 31, 2019, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2%, of the total 352,977,664 and 352,769,654 Class A units in the Operating Partnership as of March 31, 2020 and December 31, 2019, respectively. The Operating Partnership units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

Note 11. Share-Based Compensation

2012 Equity Incentive Plan

        The Company’s employees are compensated through the Operating Partnership, including share-based compensation. When the Company issues Class A common shares under the 2012 Equity Incentive Plan (the “Plan”), the Operating Partnership issues an equivalent number of Class A units to AH4R and non-management members of our board of trustees.

        Restricted stock units (“RSU”) granted to employees during the three months ended March 31, 2020 vest over a three-year service period, and stock options and RSUs granted to employees during the three months ended March 31, 2019 vest over a four-year service period. RSUs granted to non-management trustees vest over a one-year service period. Stock options granted during the three months ended March 31, 2019 expire 10 years from the date of grant.

        The following table summarizes stock option activity under the Plan for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Options outstanding at beginning of period	1,529,800	2,252,275
Granted	—	20,000
Exercised	(83,600)	(5,000)
Forfeited	(1,600)	(9,850)
Options outstanding at end of period	1,444,600	2,257,425
Options exercisable at end of period	1,296,750	1,867,025

        The following table summarizes RSU activity under the Plan for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
RSUs outstanding at beginning of period	599,109	372,375
Units awarded	422,285	317,950
Units vested	(181,213)	(110,650)
Units forfeited	(19,010)	(5,400)
RSUs outstanding at end of period	821,171	574,275

        The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation relating to centralized and field property management employees is included in property management expenses. The following table summarizes the activity that relates to the Company’s noncash share-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
General and administrative expense	$1,369	$659
Property management expenses	439	293
Total noncash share-based compensation expense	$1,808	$952

Note 12. Earnings per Share / Unit

        American Homes 4 Rent

        The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Numerator:
Net income	$37,527	$33,091
Less:
Noncontrolling interest	3,501	3,026
Dividends on preferred shares	13,782	13,782
Allocation to participating securities (1)	54	31
Numerator for income per common share–basic and diluted	$20,190	$16,252

Denominator:
Weighted-average common shares outstanding–basic	300,813,069	296,833,755
Effect of dilutive securities:
Share-based compensation plan (2)	491,999	611,186
Weighted-average common shares outstanding–diluted (3)	301,305,068	297,444,941

Net income per common share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
(1)Unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options.
(3)The effect of the potential conversion of OP units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying condensed consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

        American Homes 4 Rent, L.P.

        The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three months ended March 31, 2020 and 2019 (in thousands, except unit and per unit data):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Numerator:
Net income	$37,527	$33,091
Less:
Preferred distributions	13,782	13,782
Allocation to participating securities (1)	54	31
Numerator for income per common unit–basic and diluted	$23,691	$19,278

Denominator:
Weighted-average common units outstanding–basic	352,840,049	352,000,581
Effect of dilutive securities:
Share-based compensation plan (2)	491,999	611,186
Weighted-average common units outstanding–diluted	353,332,048	352,611,767

Net income per common unit:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
(1)Unvested restricted stock units that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options.

Note 13. Fair Value

        The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses approximate fair value because of the short maturity of these amounts.

        Our asset-backed securitizations and revolving credit facility are financial instruments classified as Level 3 in the fair value hierarchy as their fair values were estimated using unobservable inputs. We estimated the fair values of the asset-backed securitizations by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. As our revolving credit facility bears interest at a floating rate based on an index plus a spread (see Note 8. Debt), management believes that the carrying value (excluding deferred financing costs) of the revolving credit facility reasonably approximates fair value. Our unsecured senior notes are also financial instruments which are classified as Level 2 in the fair value hierarchy as their fair values were estimated using observable inputs based on the market value of the last trade at the end of the period.

        The following table displays the carrying values and fair values of our debt instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$478,742	$489,685	$479,706	$491,302
AH4R 2014-SFR3 securitization	493,774	508,650	495,029	510,486
AH4R 2015-SFR1 securitization	518,530	532,012	519,576	534,531
AH4R 2015-SFR2 securitization	449,823	466,022	450,733	466,558
Total asset-backed securitizations	1,940,869	1,996,369	1,945,044	2,002,877
2028 unsecured senior notes, net	493,786	508,780	493,589	531,870
2029 unsecured senior notes, net	395,005	392,100	394,864	446,728
Total unsecured senior notes, net	888,791	900,880	888,453	978,598
Revolving credit facility	105,000	105,000	—	—
Total debt	$2,934,660	$3,002,249	$2,833,497	$2,981,475

Note 14. Related Party Transactions

        As of March 31, 2020 and December 31, 2019, affiliates owned approximately 14.9% and 13.6%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 51,272,165 Class A units as of March 31, 2020 and December 31, 2019) an approximate 27.4% and 26.3% interest as of March 31, 2020 and December 31, 2019, respectively.

        American Homes 4 Rent

        As of March 31, 2020, the Company had $8.5 million of receivables related to unconsolidated joint ventures, which were included in escrow deposits, prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. As of December 31, 2019, the Company had a $4.6 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Company’s condensed consolidated balance sheets.

        American Homes 4 Rent, L.P.

        As of March 31, 2020, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets, and $8.5 million of receivables related to unconsolidated joint ventures, which were included in escrow deposits, prepaid expenses and other assets on the Operating Partnership’s condensed consolidated balance sheets. As of December 31, 2019, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets, and had a $4.6 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Operating Partnership’s condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

        As of March 31, 2020, the Company had commitments to acquire 258 single-family properties for an aggregate purchase price of $71.3 million, as well as $38.8 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program. As of December 31, 2019, the Company had commitments to acquire 289 single-family properties for an aggregate purchase price of $75.1 million, as well as $44.3 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program.

        As of March 31, 2020 and December 31, 2019, the Company had sales in escrow for approximately 109 and 305 of our single-family properties, respectively, for aggregate selling prices of $25.9 million and $57.5 million, respectively.

        As of March 31, 2020 and December 31, 2019, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $23.4 million and $14.5 million, respectively.

        We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

Note 16. Subsequent Events

COVID-19 Pandemic

        Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. We are actively monitoring the impact of the COVID-19 pandemic, which we anticipate will negatively impact our business and results of operations for our second fiscal quarter and likely beyond. The extent to which our operations will be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

Subsequent Acquisitions

        From April 1, 2020 through April 30, 2020, the Company added 158 properties to its portfolio for a total cost of approximately $39.2 million, which included 143 homes developed through our new construction channel.

Subsequent Dispositions

        From April 1, 2020 through April 30, 2020, the Company disposed of 60 properties for aggregate net proceeds of approximately $13.8 million.

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

        As of March 31, 2020, we owned 52,776 single-family properties in selected sub-markets of metropolitan statistical areas, or MSAs, in 22 states, including 960 properties held for sale, compared to 52,552 single-family properties in 22 states, including 1,187 properties held for sale, as of December 31, 2019, and 52,923 single-family properties in 22 states, including 1,793 properties held for sale as of March 31, 2019. As of March 31, 2020, we had commitments to acquire an additional 258 single-family properties for an aggregate purchase price of $71.3 million, as well as $38.8 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program. As of March 31, 2020, 49,029, or 94.6%, of our total properties (excluding properties held for sale) were occupied, compared to 48,767, or 94.9%, of our total properties (excluding properties held for sale) as of December 31, 2019, and 48,867, or 95.6%, of our total properties (excluding properties held for sale) as of March 31, 2019. Also, as of March 31, 2020, the Company had an additional 876 properties held in unconsolidated joint ventures, representing a net increase of 68 properties, compared to 808 properties held in unconsolidated joint ventures as of December 31, 2019, and a net increase of 258 properties, compared to 618 properties held in unconsolidated joint ventures as of March 31, 2019. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

COVID-19 Business Update

        Since the COVID-19 pandemic began towards the end of the first quarter, the Company has been able to maintain continuity in business operations through the use of its mobile technology enabled operating platform as it prioritizes the health and safety of its residents and employees. The Company has implemented comprehensive remote working policies for all corporate and field offices, and additional safety measures for field staff to ensure continuity of services, while protecting employees, residents and their families.

        The Company has waived late fees and halted evictions for nonpayment of rent for the months of April and May 2020 and is experiencing lower levels of resident move-outs with an April 2020 Same-Home portfolio monthly turnover rate of 3.0%, which compares to 3.2% in April 2019. The Company has also offered zero percent increases on renewal leases signed in April and May. New leasing activity continues without interruption, as the Company’s proprietary Let Yourself In℠ technology provides full functionality for prospective residents to tour homes, submit applications and execute leases while following social distancing guidelines, resulting in an April 2020 Same-Home portfolio Average Occupied Days Percentage of approximately 95.1%. Additionally, the Company collected 95% of April rents and collected 82% of May rents through May 5, 2020, which represents approximately 94% of rent typically collected during the first five calendar days of the month. Our reported collections numbers reflect actual cash payments received, without application of security deposits, compared to our historic collection levels.

        As previously announced, the Company is continuing its temporary suspension of traditional acquisition channel and National Builder Program acquisitions. However, where in compliance with state and local mandates, the Company is continuing construction activity on its pipeline of internally developed built-for-rental homes.

        The extent to which the COVID-19 pandemic will ultimately impact us and our residents will depend on future developments which are highly uncertain. These include the scope, severity and duration of the pandemic and the direct and indirect economic effects of the pandemic and containment measures, among others.

        For more information on risks related to COVID-19, see Part II, “Item 1A. Risk Factors—We are subject to risks from the global pandemic associated with COVID-19 and we may in the future be subject to risks from other public health crises.”

Key Single-Family Property and Leasing Metrics

        The following table summarizes certain key single-family properties metrics as of March 31, 2020:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased
Atlanta, GA	4,809	9.3%	$867.6	9.0%	$180,405	2,161	17.5	2015
Dallas-Fort Worth, TX	4,319	8.3%	715.8	7.5%	165,729	2,117	16.0	2014
Charlotte, NC	3,703	7.1%	718.7	7.5%	194,074	2,097	15.9	2015
Phoenix, AZ	3,115	6.0%	548.5	5.7%	176,089	1,835	16.5	2015
Houston, TX	3,032	5.9%	499.3	5.2%	164,676	2,094	14.2	2014
Nashville, TN	2,818	5.4%	601.3	6.3%	213,364	2,109	14.8	2015
Indianapolis, IN	2,804	5.4%	431.0	4.5%	153,708	1,930	17.5	2013
Tampa, FL	2,315	4.5%	461.4	4.8%	199,294	1,943	14.7	2015
Jacksonville, FL	2,266	4.4%	402.2	4.2%	177,513	1,938	14.8	2015
Raleigh, NC	2,077	4.0%	383.7	4.0%	184,753	1,877	15.0	2014
Columbus, OH	2,043	3.9%	353.6	3.7%	173,098	1,870	18.2	2015
Cincinnati, OH	1,969	3.8%	345.3	3.6%	175,372	1,851	17.7	2013
Greater Chicago area, IL and IN	1,743	3.4%	318.3	3.3%	182,616	1,869	18.6	2013
Orlando, FL	1,702	3.3%	309.2	3.2%	181,646	1,897	18.3	2014
Salt Lake City, UT	1,462	2.8%	362.2	3.8%	247,729	2,183	17.6	2014
Charleston, SC	1,204	2.3%	241.9	2.5%	200,948	1,971	11.7	2015
Las Vegas, NV	1,039	2.0%	186.6	1.9%	179,581	1,845	16.8	2013
San Antonio, TX	1,018	2.0%	164.5	1.7%	161,603	2,012	15.8	2014
Savannah/Hilton Head, SC	885	1.7%	160.0	1.7%	180,789	1,861	12.5	2015
Denver, CO	831	1.6%	247.1	2.6%	297,340	2,104	17.7	2015
All Other (2)	6,662	12.9%	1,281.5	13.3%	192,356	1,880	15.5	2014
Total / Average	51,816	100.0%	$9,599.7	100.0%	$185,265	1,986	16.1	2014

(1)Excludes 960 single-family properties held for sale as of March 31, 2020.
(2)Represents 15 markets in 14 states.

        The following table summarizes certain key leasing metrics as of March 31, 2020:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.4%	$1,646	12.0	5.6	4.8%
Dallas-Fort Worth, TX	94.7%	1,783	12.1	5.8	3.2%
Charlotte, NC	94.5%	1,623	12.4	5.8	3.5%
Phoenix, AZ	96.6%	1,482	12.0	6.1	7.9%
Houston, TX	93.9%	1,670	12.4	5.5	3.0%
Nashville, TN	93.7%	1,759	12.0	5.6	3.9%
Indianapolis, IN	95.1%	1,454	12.0	5.8	3.6%
Tampa, FL	93.1%	1,730	12.1	6.1	3.3%
Jacksonville, FL	93.4%	1,609	12.0	5.9	3.5%
Raleigh, NC	93.9%	1,571	12.0	5.9	3.6%
Columbus, OH	96.0%	1,668	12.0	5.9	3.9%
Cincinnati, OH	96.7%	1,629	12.0	5.6	4.8%
Greater Chicago area, IL and IN	96.3%	1,889	12.2	6.0	2.7%
Orlando, FL	95.4%	1,701	12.1	5.8	4.7%
Salt Lake City, UT	94.2%	1,810	12.0	6.0	5.5%
Charleston, SC	91.8%	1,723	12.0	6.2	3.3%
Las Vegas, NV	94.5%	1,618	12.0	5.8	6.1%
San Antonio, TX	94.1%	1,562	12.1	5.5	2.9%
Savannah/Hilton Head, SC	93.0%	1,580	12.1	5.9	3.3%
Denver, CO	94.8%	2,245	12.0	5.7	4.4%
All Other (6)	95.4%	1,640	12.0	5.7	4.9%
Total / Average	94.7%	$1,664	12.1	5.8	4.2%

(1)Leasing information excludes 960 single-family properties held for sale as of March 31, 2020.
(2)For the three months ended March 31, 2020, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.
(3)For the three months ended March 31, 2020, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended March 31, 2020, compared to the annual rent of the previously expired non-month-to-month lease for each property.
(6)Represents 15 markets in 14 states.

        We believe these key single-family property and leasing metrics provide useful information to investors because they allow investors to understand the composition and performance of our properties on a market by market basis. Management also uses these metrics to understand the composition and performance of our properties at the market level.

Factors That Affect Our Results of Operations and Financial Condition

        Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Currently, the most significant factor impacting us is the effect of the COVID-19 pandemic, which is discussed above. Other key factors that impact our results of operations and financial condition include the pace at which we identify and acquire suitable properties, the time and cost required to renovate the acquired properties, the pace and cost of our property developments, the time to lease newly acquired or developed properties at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, our ability to raise capital and our capital structure.

        Property Acquisitions, Development and Dispositions

        Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program and acquiring newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the three months ended March 31, 2020, we acquired or developed 656 homes, including 401 newly constructed properties delivered through our AMH Development and National Builder Programs and 255 homes acquired through traditional acquisition channels, partially offset by 410 homes sold and 22 homes contributed to an unconsolidated joint venture. Although we are currently continuing construction activity on our existing pipeline of internally developed built-for-rental homes, subject to compliance with state and local mandates related to COVID-19, given market uncertainties regarding future asset values, we have temporarily suspended our traditional acquisition channel and National Builder acquisition programs.

        Our properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of March 31, 2020 and December 31, 2019, there were 960 and 1,187 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

        Property Operations

        Homes added to our portfolio through new construction channels include properties developed through our internal AMH Development Program and newly constructed properties acquired from third-party developers through our National Builder Program. Rental homes developed through these channels involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately four to six months to complete the rental home vertical construction process. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $200,000 and $350,000 to acquire and develop land and build a rental home. Homes added from our new construction channels are available for lease immediately upon or shortly after receipt of a certificate of occupancy.

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

        Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in

Average Monthly Realized Rent per property was 3.6% for the three months ended March 31, 2020, and turnover rates remained flat at 8.0% for both the three months ended March 31, 2020 and 2019. However, in response to the COVID-19 pandemic, we are offering zero percent increases on renewal leases signed in April and May.

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

        General and Administrative Expense

        General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expenses, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. Also included in general and administrative expense is noncash share-based compensation expense related to corporate administrative employees.

Results of Operations

        Net income totaled $37.5 million for the three months ended March 31, 2020, compared to net income of $33.1 million for the three months ended March 31, 2019. This improvement was primarily attributable to higher revenues resulting from a larger number of occupied properties and higher rental rates, which were offset in part by higher property management expenses, higher general and administrative expense and a noncash write-down included in other expenses associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. (“ARPI”) merger in February 2016, as well as an increase in gain on sale of single-family properties and other, net.

        As we continue to grow our portfolio with a portion of our homes still recently developed, acquired and/or renovated, we distinguish our portfolio of homes between Same-Home properties and Non-Same-Home and Other properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison and if it has not been classified as held for sale or taken out of service as a result of a casualty loss, which allows the performance of these properties to be compared between periods. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated by the Company or newly constructed and then initially leased or available for rent for a period greater than 90 days. Properties acquired through a bulk purchase are first considered non-stabilized, as an entire group, until (1) we have owned them for an adequate period of time to allow for complete on-boarding to our operating platform, and (2) a substantial portion of the properties have experienced tenant turnover at least once under our ownership, providing the opportunity for renovations and improvements to meet our property standards. After such time has passed, properties acquired through a bulk purchase are then evaluated on an individual property basis under our standard stabilization criteria. All other properties, including those classified as held for sale or taken out of service as a result of a casualty loss, are classified as Non-Same-Home and Other.

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

        Core NOI also excludes (1) gain or loss on early extinguishment of debt, (2) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (3) gain or loss on sales of single-family properties and other, (4) depreciation and amortization, (5) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties, (6) noncash share-based compensation expense, (7) interest expense, (8) general and administrative expense, (9) other expenses and (10) other revenues. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

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

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

        The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$215,376		$29,954		$245,330
Fees from single-family properties	3,373		641		4,014
Bad debt	(1,586)		(429)		(2,015)
Core revenues	217,163		30,166		247,329

Property tax expense	38,634	17.8%	6,334	21.0%	44,968	18.2%
HOA fees, net (2)	3,786	1.7%	730	2.4%	4,516	1.8%
R&M and turnover costs, net (2)	14,468	6.7%	2,639	8.8%	17,107	6.9%
Insurance	1,963	0.9%	350	1.2%	2,313	0.9%
Property management expenses, net (3)	18,090	8.3%	3,327	11.0%	21,417	8.7%
Core property operating expenses	76,941	35.4%	13,380	44.4%	90,321	36.5%

Core NOI	$140,222	64.6%	$16,786	55.6%	$157,008	63.5%

	For the Three Months Ended March 31, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$207,941		$28,556		$236,497
Fees from single-family properties	2,496		517		3,013
Bad debt	(1,461)		(307)		(1,768)
Core revenues	208,976		28,766		237,742

Property tax expense	35,970	17.2%	6,401	22.2%	42,371	17.8%
HOA fees, net (2)	5,089	2.4%	878	3.1%	5,967	2.5%
R&M and turnover costs, net (2)	14,621	7.1%	2,942	10.3%	17,563	7.5%
Insurance	1,870	0.9%	323	1.1%	2,193	0.9%
Property management expenses, net (3)	16,398	7.8%	2,656	9.2%	19,054	8.0%
Core property operating expenses	73,948	35.4%	13,200	45.9%	87,148	36.7%

Core NOI	$135,028	64.6%	$15,566	54.1%	$150,594	63.3%

(1)Includes 45,253 properties that have been stabilized longer than 90 days prior to January 1, 2019.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

        The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI, and Same-Home Core NOI to their respective GAAP metrics for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Core revenues and Same-Home core revenues
Total revenues	$289,594	$279,204
Tenant charge-backs	(40,013)	(39,952)
Other revenues	(2,252)	(1,510)
Core revenues	247,329	237,742
Less: Non-Same-Home core revenues	30,166	28,766
Same-Home core revenues	$217,163	$208,976

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$107,497	$106,684
Property management expenses	23,276	20,709
Noncash share-based compensation - property management	(439)	(293)
Expenses reimbursed by tenant charge-backs	(40,013)	(39,952)
Core property operating expenses	90,321	87,148
Less: Non-Same-Home core property operating expenses	13,380	13,200
Same-Home core property operating expenses	$76,941	$73,948

Core NOI and Same-Home Core NOI
Net income	$37,527	$33,091
Gain on sale of single-family properties and other, net	(10,765)	(5,649)
Depreciation and amortization	82,821	81,161
Acquisition and other transaction costs	2,147	834
Noncash share-based compensation - property management	439	293
Interest expense	29,715	31,915
General and administrative expense	11,266	9,435
Other expenses	6,110	1,024
Other revenues	(2,252)	(1,510)
Core NOI	157,008	150,594
Less: Non-Same-Home Core NOI	16,786	15,566
Same-Home Core NOI	$140,222	$135,028

Total Revenues

        Total revenues increased 3.7% to $289.6 million for the three months ended March 31, 2020 from $279.2 million for the three months ended March 31, 2019. Revenue growth was primarily driven by continued strong leasing activity, as our average occupied portfolio grew to 48,898 homes for the three months ended March 31, 2020, compared to 48,345 homes for the three months ended March 31, 2019, as well as higher rental rates.

Property Operating Expenses

        Property operating expenses increased 0.8% to $107.5 million for the three months ended March 31, 2020 from $106.7 million for the three months ended March 31, 2019. This increase was primarily attributable to higher property tax expense related to growth in the number of homes in our portfolio and the timing of valuation increases, partially offset by lower HOA fees, net of tenant chargebacks.

Property Management Expenses

        Property management expenses for the three months ended March 31, 2020 and 2019 were $23.3 million and $20.7 million, respectively, which included $0.4 million and $0.3 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expense was primarily attributable to higher personnel costs.

Core Revenues from Same-Home Properties

        Core revenues from Same-Home properties increased 3.9% to $217.2 million for the three months ended March 31, 2020 from $209.0 million for the three months ended March 31, 2019. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 3.6% to $1,664 per month for the three months ended March 31, 2020 compared to $1,606 per month for the three months ended March 31, 2019, as well as higher fees from single-family properties resulting from operational enhancements to our fee structure.

Core Property Operating Expenses from Same-Home Properties

        Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.0% to $76.9 million for the three months ended March 31, 2020 from $73.9 million for the three months ended March 31, 2019. Same-Home core property operating expenses as a percentage of Same-Home core revenues remained flat at 35.4% for the three months ended March 31, 2020 and 2019. The increase in Same-Home core property operating expenses was driven by higher property tax expense related to the timing of valuation increases as well as higher property management expenses, net of tenant charge-backs and excluding noncash share-based compensation expense.

General and Administrative Expense

        General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended March 31, 2020 and 2019 was $11.3 million and $9.4 million, respectively, which included $1.4 million and $0.7 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs.

Interest Expense

        Interest expense decreased 6.9% to $29.7 million for the three months ended March 31, 2020 from $31.9 million for the three months ended March 31, 2019. This decrease was primarily related to additional capitalized interest during the three months ended March 31, 2020 and the payoff of the term loan facility in June 2019, partially offset by the unsecured senior notes issued in late January 2019.

Acquisition and Other Transaction Costs

        Acquisition and other transaction costs were $2.1 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively, which primarily related to costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, as well as costs associated with the disposal of certain properties or portfolios of properties. The growth in our acquisition program was the primary driver for the year-over-year increase.

Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 2.0% to $82.8 million for the three months ended March 31, 2020 from $81.2 million for the three months ended March 31, 2019 primarily due to growth in our average number of depreciable properties.

Other Revenues

        Other revenues were $2.3 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, and equity in earnings from unconsolidated joint ventures.

Other Expenses

        Other expenses were $6.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, which primarily related to impairments on properties held for sale and expenses related to joint ventures. Also included in other expenses for the three months ended March 31, 2020 was a $4.9 million noncash write-down associated with the liquidation of legacy joint ventures, which were acquired as part of the ARPI merger in February 2016.

Critical Accounting Policies and Estimates

        Our critical accounting policies are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). There have been no changes to these policies during the three months ended March 31, 2020.

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

        Accounting Standards Codification 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of March 31, 2020, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

        As a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. The Operating Partnership funds the payment of distributions. We expect to use our net operating loss carryforward (“NOL”) to reduce our REIT taxable income in the current and future years. As of December 31, 2019, AH4R had an NOL for U.S. federal income tax purposes of an estimated $188.8 million. Once our NOL is fully used, we would be required to increase AH4R’s distributions to comply with REIT distribution requirements and our current policy of distributing approximately all of our REIT taxable income (determined without regard to the deduction for dividends paid).

Recent Accounting Pronouncements

        See Note 2. Significant Accounting Policies to our condensed consolidated financial statements in this report for a discussion of the adoption and potential impact of recently issued accounting standards.

Liquidity and Capital Resources

        Our liquidity and capital resources as of March 31, 2020 included cash and cash equivalents of $33.1 million. Additionally, as of March 31, 2020, we had $105.0 million of outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million, of which $3.7 million was committed to outstanding letters of credit. We have no debt maturities, other than recurring principal amortization, until 2022.

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

        As discussed above under “COVID-19 Business Update,” the COVID-19 pandemic has had an adverse impact on financial markets and may adversely impact our operating cash flows. Since we do not know the ultimate severity and length of the COVID-19 pandemic, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

        As of April 30, 2020, the Company had cash and cash equivalents of $30.1 million with no changes to total outstanding debt since March 31, 2020. During April 2020, the Company sold an additional 60 properties generating $13.8 million of net proceeds.

        Cash Flows

        The following table summarizes the Company’s and the Operating Partnership’s cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$126,496	$147,936	$(21,440)
Net cash used for investing activities	(179,214)	(130,869)	(48,345)
Net cash provided by financing activities	50,328	120,466	(70,138)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,390)	$137,533	$(139,923)

        Operating Activities

        Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities decreased $21.4 million, or 14.5%, from $147.9 million for the three months ended March 31, 2019 to $126.5 million for the three months ended March 31, 2020, primarily as a result of changes in operating assets and liabilities, partially offset by increased cash flows generated from a larger number of occupied properties and increases in rental rates on lease renewals and re-leasing of our single-family properties.

        Investing Activities

        Net cash used for investing activities increased $48.3 million, or 36.9%, from $130.9 million for the three months ended March 31, 2019 to $179.2 million for the three months ended March 31, 2020, primarily driven by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program, and acquiring newly built properties through our National Builder Program using cash generated from operating and financing activities and by recycling capital through the sale of single-family properties. However, as a result of the COVID-19 pandemic, given the market uncertainty regarding future asset values, the Company has temporarily suspended its traditional acquisition channel and National Builder acquisition programs. The Company plans to continue construction activity, while in compliance with state and local mandates, on its existing pipeline of “built-for-rental” homes through our AMH Development Program. Recurring and other capital expenditures for single-family properties increased as a result of investments in properties to increase future revenues or reduce maintenance expenditures. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future.

        Financing Activities

        Net cash provided by financing activities decreased $70.1 million, or 58.2%, from $120.5 million for the three months ended March 31, 2019 to $50.3 million for the three months ended March 31, 2020, driven by decreased borrowing activity and an increase in cash paid for distributions. The Company borrowed $105.0 million under its revolving credit facility during the three months ended March 31, 2020, compared to $397.9 million of proceeds from unsecured senior notes, net of discount, partially offset by $250.0 million of payments on its revolving credit facility, during the three months ended March 31, 2019. The Company distributed$49.1 million on a cash basis to share and unit holders during the three months ended March 31, 2020, compared to $17.6 million during the three months ended March 31, 2019, as a result of timing differences in distributions year-over-year.

        At-the-Market Common Share Offering Program

        The Company established an at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate of $500.0 million (the “At-the-Market Program”). The Company intends to use any net proceeds from the At-the-Market Program to repay borrowings under the Company’s revolving credit facility, to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy, and for working capital and general corporate purposes. The At-the-Market Program may be suspended or terminated by the Company at any time. As of March 31, 2020, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

        Share Repurchase Program

        The Company’s board of trustees authorized the establishment of our share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2020 and 2019, we did not repurchase and retire any of our shares. As of March 31, 2020, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

        Distributions

        As a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. The Operating Partnership funds the payment of distributions. We expect to use our NOL to reduce our REIT taxable income in the current and future years. As of December 31, 2019, AH4R had an NOL for U.S. federal income tax purposes of an estimated $188.8 million. Once our NOL is fully used, we would be required to increase AH4R’s distributions to comply with REIT distribution requirements and our current policy of distributing approximately all of our REIT taxable income (determined without regard to the deduction for dividends paid).

Off-Balance Sheet Arrangements

        We have no material obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations and Commitments

        Material changes to our aggregate indebtedness, if any, are described in Note 8. Debt to our condensed consolidated financial statements in this report.

        Except as described in Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report, as of March 31, 2020, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.

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

        Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to the impacted single-family properties, and (4) gain or loss on early extinguishment of debt.

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

        The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net income attributable to common shareholders	$20,244	$16,283
Adjustments:
Noncontrolling interests in the Operating Partnership	3,501	3,026
Net (gain) on sale / impairment of single-family properties and other	(5,614)	(5,145)
Adjustments for unconsolidated joint ventures	238	554
Depreciation and amortization	82,821	81,161
Less: depreciation and amortization of non-real estate assets	(2,064)	(1,940)
FFO attributable to common share and unit holders	$99,126	$93,939
Adjustments:
Acquisition and other transaction costs	2,147	834
Noncash share-based compensation - general and administrative	1,369	659
Noncash share-based compensation - property management	439	293
Core FFO attributable to common share and unit holders	$103,081	$95,725
Recurring capital expenditures (1)	(8,711)	(7,860)
Leasing costs	(910)	(999)
Adjusted FFO attributable to common share and unit holders	$93,460	$86,866
(1)As a portion of our homes are recently developed, acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

EBITDA / EBITDAre / Adjusted EBITDAre / Adjusted EBITDAre after Capex and Leasing Costs

        EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT by adjusting EBITDA for the net gain or loss on sales / impairment of single-family properties and other and adjusting for unconsolidated partnerships and joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to the impacted single-family properties, and (4) gain or loss on early extinguishment of debt. Adjusted EBITDAre after Capex and Leasing Costs is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) recurring capital expenditures and (2) leasing costs. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

        The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Adjusted EBITDAre after Capex and Leasing Costs for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net income	$37,527	$33,091
Interest expense	29,715	31,915
Depreciation and amortization	82,821	81,161
EBITDA	$150,063	$146,167

Net (gain) on sale / impairment of single-family properties and other	(5,614)	(5,145)
Adjustments for unconsolidated joint ventures	238	554
EBITDAre	$144,687	$141,576

Noncash share-based compensation - general and administrative	1,369	659
Noncash share-based compensation - property management	439	293
Acquisition and other transaction costs	2,147	834
Adjusted EBITDAre	$148,642	$143,362

Recurring capital expenditures (1)	(8,711)	(7,860)
Leasing costs	(910)	(999)
Adjusted EBITDAre after Capex and Leasing Costs	$139,021	$134,503
(1)As a portion of our homes are recently developed, acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        During the three months ended March 31, 2020, the Company borrowed an additional $105.0 million, resulting in $105.0 million of outstanding variable rate debt as of March 31, 2020. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

        As of March 31, 2020, assuming no change in the outstanding balance of our existing variable rate debt, a hypothetical 100 basis point increase or decrease in the London Inter-Bank Offered Rate would increase or decrease our projected annual interest expense by approximately $1.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

        There have been no other material changes to our market risk from those disclosed in section Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Annual Report.

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

Internal Control over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

        There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        For a description of the Company’s legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report.

Item 1A. Risk Factors

        In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our 2019 Annual Report in Part I, “Item 1A. Risk Factors” and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

        The following risk factor supplements the existing risk factors set forth in our 2019 Annual Report.

        We are subject to risks from the global pandemic associated with COVID-19 and we may in the future be subject to risks from other public health crises.

        Our business is subject to risks from the COVID-19 pandemic that is currently impacting our tenants, employees and suppliers. The COVID-19 pandemic has spread rapidly, adversely affecting public health, economic activity and employment. The risks to our business from the COVID-19 pandemic include:

•The pandemic and the measures taken to combat it have resulted in a significant increase in unemployment. Our operating results depend significantly on the ability of our current and prospective tenants to pay their rent. To the extent our current tenants or prospective tenants experience unemployment, deteriorating financial conditions, and declines in household income, they may be unwilling or unable to pay rent in full on a timely basis or renew or enter into new leases for our homes, and our revenues and operating results could be negatively affected. We have received a number of tenant inquiries regarding rent relief. The longer the COVID-19 pandemic continues, the greater the adverse impact is expected to be on our tenants’ ability to make timely rental payments, on prospective residents to afford our homes, and ultimately on our occupancy.

•State, local, federal and industry-initiated efforts in response to the COVID-19 pandemic may adversely affect our business. Certain government actions have, and future government actions may, restrict our ability to collect rent or enforce remedies for failure to pay rent. In addition, government restrictions on movement have and may in the future limit the ability of prospective tenants to visit our properties or new tenants to move into our properties. These government efforts to respond to the COVID-19 pandemic could adversely affect our occupancy levels and increase possible credit losses.

•Our acquisition and development activities have been slowed. Our growth may be adversely impacted as our ability to acquire and construct homes has been negatively affected by COVID-19. Due to market uncertainties regarding future asset values, we have temporarily ceased broker and third-party builder home acquisitions. We have continued new home construction, which most states permit as an essential business activity; however, some states where we are constructing new homes, such as Washington, temporarily prohibited residential construction. In addition, adverse impacts on the supply of construction materials and labor may delay or halt our construction activity.

•Our employees face COVID-19 health risks. If a significant number or our employees, or if key personnel, are unable to work as a result of COVID-19, this would adversely impact our business and operating results. In addition, during the COVID-19 outbreak, substantially all of our employees are working remotely and depend on Internet and third-party communications vendors that may be unreliable, experience shut-downs or be subject to new cybersecurity risks, adversely impacting operations.

•COVID-19 may delay our ability to maintain our properties. During the COVID-19 outbreak, we are prioritizing emergency repair and maintenance activities for occupied homes and we believe some tenants may be reluctant to request routine maintenance during the COVID-19 pandemic. Deferring routine repairs and maintenance may impact the value and desirability of our rental homes. It may also increase the expense and difficulty of completing these repairs in the future and may delay other needed repairs when the COVID-19 pandemic no longer constrains business activity.

•COVID-19 has adversely affected the capital markets. The financial and capital markets have experienced significant volatility and disruptions during the COVID-19 pandemic. If this volatility continues, it may increase the cost and availability of capital. As a result, we may have difficulty accessing debt and equity markets on attractive terms, or at all, which could affect our ability to meet liquidity and capital expenditure requirements.

        We believe that the degree to which COVID-19 adversely impacts our business, operating results, cash flows and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future public health crises could have similar impacts.

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

3.8	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 10, 2020.)

4.1
Indenture, dated as of February 7, 2018, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 7, 2018.)

4.2
First Supplemental Indenture, dated as of February 7, 2018, among American Homes 4 Rent, L.P., American Residential Properties OP, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 7, 2018.)

4.3	Form of Global Note representing the Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 7, 2018.)

Exhibit Number	Exhibit Document

4.4
Second Supplemental Indenture, dated as of January 23, 2019, among American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 23, 2019.)

4.5	Form of Global Note representing the Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 23, 2019.)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: May 8, 2020

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: May 8, 2020