Form 10-Q
period 2020-06-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2020-08-10
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
        American Homes 4 Rent ☐  Yes   ☒  No    American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 300,599,584 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on August 5, 2020.

EXPLANATORY NOTE

        This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our,” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

        AH4R is the general partner of, and as of June 30, 2020 owned approximately 85.2% of the common partnership interest in, the Operating Partnership. The remaining 14.8% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on the financial condition, operating results and cash flows of the Company, our tenants, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including potential resurgences, and the direct and indirect economic effects of the pandemic and containment measures, among others.

These and other important factors, including those discussed or incorporated by reference under Part II, “Item 1A. Risk Factors,” Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Single-family properties:
Land	$1,794,943	$1,756,504
Buildings and improvements	7,904,656	7,691,877
Single-family properties in operation	9,699,599	9,448,381
Less: accumulated depreciation	(1,603,376)	(1,462,105)
Single-family properties in operation, net	8,096,223	7,986,276
Single-family properties under development and development land	453,127	355,427
Single-family properties held for sale, net	171,622	209,828
Total real estate assets, net	8,720,972	8,551,531
Cash and cash equivalents	32,010	37,575
Restricted cash	129,235	126,544
Rent and other receivables	32,331	29,618
Escrow deposits, prepaid expenses and other assets	141,302	140,961
Investments in unconsolidated joint ventures	69,979	67,935
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,271,774	$9,100,109

Liabilities
Revolving credit facility	$130,000	$—
Asset-backed securitizations, net	1,935,800	1,945,044
Unsecured senior notes, net	889,129	888,453
Accounts payable and accrued expenses	287,036	243,193
Amounts payable to affiliates	—	4,629
Total liabilities	3,241,965	3,081,319

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 300,512,943 and 300,107,599 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	3,005	3,001
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2020 and December 31, 2019)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 35,350,000 shares issued and outstanding at June 30, 2020 and December 31, 2019)	354	354
Additional paid-in capital	5,797,384	5,790,775
Accumulated deficit	(461,435)	(465,368)
Accumulated other comprehensive income	6,247	6,658
Total shareholders’ equity	5,345,561	5,335,426
Noncontrolling interest	684,248	683,364
Total equity	6,029,809	6,018,790

Total liabilities and equity	$9,271,774	$9,100,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rents and other single-family property revenues	$280,689	$279,914	$568,031	$557,608
Other	2,409	1,946	4,661	3,456
Total revenues	283,098	281,860	572,692	561,064

Expenses:
Property operating expenses	110,436	104,591	217,933	211,275
Property management expenses	22,260	21,650	45,536	42,359
General and administrative expense	11,493	10,486	22,759	19,921
Interest expense	29,558	32,571	59,273	64,486
Acquisition and other transaction costs	1,956	970	4,103	1,804
Depreciation and amortization	84,836	82,840	167,657	164,001
Other	1,403	1,514	7,513	2,538
Total expenses	261,942	254,622	524,774	506,384

Gain on sale of single-family properties and other, net	10,651	13,725	21,416	19,374
Loss on early extinguishment of debt	—	(659)	—	(659)

Net income	31,807	40,304	69,334	73,395

Noncontrolling interest	2,656	4,004	6,157	7,030
Dividends on preferred shares	13,782	13,782	27,564	27,564

Net income attributable to common shareholders	$15,369	$22,518	$35,613	$38,801

Weighted-average common shares outstanding:
Basic	301,011,545	299,466,526	300,912,307	298,157,413
Diluted	301,412,243	299,991,084	301,358,769	298,676,788

Net income attributable to common shareholders per share:
Basic	$0.05	$0.08	$0.12	$0.13
Diluted	$0.05	$0.08	$0.12	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$31,807	$40,304	$69,334	$73,395
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	(240)	(240)	(481)	(481)
Other comprehensive loss	(240)	(240)	(481)	(481)
Comprehensive income	31,567	40,064	68,853	72,914
Comprehensive income attributable to noncontrolling interests	2,621	3,967	6,087	6,955
Dividends on preferred shares	13,782	13,782	27,564	27,564
Comprehensive income attributable to common shareholders	$15,164	$22,315	$35,202	$38,395

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2019	300,107,599	$3,001	635,075	$6	35,350,000	$354	$5,790,775	$(465,368)	$6,658	$5,335,426	$683,364	$6,018,790
Share-based compensation	—	—	—	—	—	—	1,808	—	—	1,808	—	1,808
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	208,010	2	—	—	—	—	(165)	—	—	(163)	—	(163)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,602)	(2,602)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(15,088)	—	(15,088)	—	(15,088)
Cumulative effect of adoption of ASU 2016-13 (Notes 2 and 6)	—	—	—	—	—	—	—	(1,494)	—	(1,494)	—	(1,494)
Net income	—	—	—	—	—	—	—	34,026	—	34,026	3,501	37,527
Total other comprehensive loss	—	—	—	—	—	—	—	—	(206)	(206)	(35)	(241)
Balances at March 31, 2020	300,315,609	$3,003	635,075	$6	35,350,000	$354	$5,792,418	$(461,706)	$6,452	$5,340,527	$684,228	$6,024,755
Share-based compensation	—	—	—	—	—	—	2,090	—	—	2,090	—	2,090
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	197,334	2	—	—	—	—	2,876	—	—	2,878	—	2,878
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,601)	(2,601)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(15,098)	—	(15,098)	—	(15,098)
Net income	—	—	—	—	—	—	—	29,151	—	29,151	2,656	31,807
Total other comprehensive loss	—	—	—	—	—	—	—	—	(205)	(205)	(35)	(240)
Balances at June 30, 2020	300,512,943	$3,005	635,075	$6	35,350,000	$354	$5,797,384	$(461,435)	$6,247	$5,345,561	$684,248	$6,029,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$69,334	$73,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,657	164,001
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	3,697	3,712
Noncash share-based compensation	3,898	2,221
Loss on early extinguishment of debt	—	659
Equity in net losses of unconsolidated joint ventures	1,090	147
Net gain on sale of single-family properties and other	(21,416)	(19,374)
Loss on impairment of single-family properties and other	5,100	1,433
Other changes in operating assets and liabilities:
Rent and other receivables	(6,420)	(2,976)
Prepaid expenses and other assets	(2,130)	(8,140)
Deferred leasing costs	(1,902)	(2,129)
Accounts payable and accrued expenses	60,777	74,493
Amounts due from related parties	(481)	50
Net cash provided by operating activities	279,204	287,492

Investing activities
Cash paid for single-family properties	(136,772)	(71,361)
Change in escrow deposits for purchase of single-family properties	3,344	(198)
Net proceeds received from sales of single-family properties and other	128,883	87,172
Proceeds received from hurricane-related insurance claims	3,705	—
Investment in unconsolidated joint ventures	(5,155)	(2,265)
Distributions from joint ventures	17,239	6,314
Renovations to single-family properties	(8,046)	(16,513)
Recurring and other capital expenditures for single-family properties	(46,435)	(33,331)
Cash paid for development activity	(271,670)	(139,722)
Other purchases of productive assets	(7,559)	(129)
Net cash used for investing activities	(322,466)	(170,033)

Financing activities
Proceeds from exercise of stock options	4,341	10,336
Payments related to tax withholding for share-based compensation	(1,626)	(2,743)
Payments on asset-backed securitizations	(11,763)	(10,736)
Proceeds from revolving credit facility	130,000	—
Payments on revolving credit facility	—	(250,000)
Payments on term loan facility	—	(100,000)
Proceeds from unsecured senior notes, net of discount	—	397,944
Distributions to noncontrolling interests	(7,779)	(5,489)
Distributions to common shareholders	(45,221)	(29,721)
Distributions to preferred shareholders	(27,564)	(13,782)
Deferred financing costs paid	—	(3,572)
Net cash provided by (used for) financing activities	40,388	(7,763)

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,874)	109,696
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	164,119	175,214
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$161,245	$284,910

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(55,392)	$(52,980)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$12,614	$9,837
Transfers of completed homebuilding deliveries to properties	156,367	51,946
Property and land contributions to unconsolidated joint ventures	(18,978)	(5,190)
Note receivable related to a bulk sale of properties, net of discount	—	29,474
Accrued distributions to affiliates	—	4,647
Accrued distributions to non-affiliates	32	26,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Single-family properties:
Land	$1,794,943	$1,756,504
Buildings and improvements	7,904,656	7,691,877
Single-family properties in operation	9,699,599	9,448,381
Less: accumulated depreciation	(1,603,376)	(1,462,105)
Single-family properties in operation, net	8,096,223	7,986,276
Single-family properties under development and development land	453,127	355,427
Single-family properties held for sale, net	171,622	209,828
Total real estate assets, net	8,720,972	8,551,531
Cash and cash equivalents	32,010	37,575
Restricted cash	129,235	126,544
Rent and other receivables	32,331	29,618
Escrow deposits, prepaid expenses and other assets	141,302	140,681
Investments in unconsolidated joint ventures	69,979	67,935
Amounts due from affiliates	25,666	25,946
Goodwill	120,279	120,279
Total assets	$9,271,774	$9,100,109

Liabilities
Revolving credit facility	$130,000	$—
Asset-backed securitizations, net	1,935,800	1,945,044
Unsecured senior notes, net	889,129	888,453
Accounts payable and accrued expenses	287,036	243,193
Amounts payable to affiliates	—	4,629
Total liabilities	3,241,965	3,081,319

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (301,148,018 and 300,742,674 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	4,484,879	4,474,333
Preferred units (35,350,000 units issued and outstanding at June 30, 2020 and December 31, 2019)	854,435	854,435
Limited partner:
Common units (52,026,980 units issued and outstanding at June 30, 2020 and December 31, 2019)	683,153	682,199
Accumulated other comprehensive income	7,342	7,823
Total capital	6,029,809	6,018,790

Total liabilities and capital	$9,271,774	$9,100,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rents and other single-family property revenues	$280,689	$279,914	$568,031	$557,608
Other	2,409	1,946	4,661	3,456
Total revenues	283,098	281,860	572,692	561,064

Expenses:
Property operating expenses	110,436	104,591	217,933	211,275
Property management expenses	22,260	21,650	45,536	42,359
General and administrative expense	11,493	10,486	22,759	19,921
Interest expense	29,558	32,571	59,273	64,486
Acquisition and other transaction costs	1,956	970	4,103	1,804
Depreciation and amortization	84,836	82,840	167,657	164,001
Other	1,403	1,514	7,513	2,538
Total expenses	261,942	254,622	524,774	506,384

Gain on sale of single-family properties and other, net	10,651	13,725	21,416	19,374
Loss on early extinguishment of debt	—	(659)	—	(659)

Net income	31,807	40,304	69,334	73,395

Preferred distributions	13,782	13,782	27,564	27,564

Net income attributable to common unitholders	$18,025	$26,522	$41,770	$45,831

Weighted-average common units outstanding:
Basic	353,038,525	352,363,754	352,939,287	352,183,171
Diluted	353,439,223	352,888,312	353,385,749	352,702,546

Net income attributable to common unitholders per unit:
Basic	$0.05	$0.08	$0.12	$0.13
Diluted	$0.05	$0.08	$0.12	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$31,807	$40,304	$69,334	$73,395
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	(240)	(240)	(481)	(481)
Other comprehensive loss	(240)	(240)	(481)	(481)
Comprehensive income	31,567	40,064	68,853	72,914
Preferred distributions	13,782	13,782	27,564	27,564
Comprehensive income attributable to common unitholders	$17,785	$26,282	$41,289	$45,350

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2019	300,742,674	$4,474,333	$854,435	52,026,980	$682,199	$7,823	$6,018,790
Share-based compensation	—	1,808	—	—	—	—	1,808
Common units issued under share-based compensation plans, net of units withheld for employee taxes	208,010	(163)	—	—	—	—	(163)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,088)	—	—	(2,602)	—	(17,690)
Cumulative effect of adoption of ASU 2016-13 (Notes 2 and 6)	—	(1,494)	—	—	—	—	(1,494)
Net income	—	20,244	13,782	—	3,501	—	37,527
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at March 31, 2020	300,950,684	$4,479,640	$854,435	52,026,980	$683,098	$7,582	$6,024,755
Share-based compensation	—	2,090	—	—	—	—	2,090
Common units issued under share-based compensation plans, net of units withheld for employee taxes	197,334	2,878	—	—	—	—	2,878
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,098)	—	—	(2,601)	—	(17,699)
Net income	—	15,369	13,782	—	2,656	—	31,807
Total other comprehensive loss	—	—	—	—	—	(240)	(240)
Balances at June 30, 2020	301,148,018	$4,484,879	$854,435	52,026,980	$683,153	$7,342	$6,029,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$69,334	$73,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,657	164,001
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	3,697	3,712
Noncash share-based compensation	3,898	2,221
Loss on early extinguishment of debt	—	659
Equity in net losses of unconsolidated joint ventures	1,090	147
Net gain on sale of single-family properties and other	(21,416)	(19,374)
Loss on impairment of single-family properties and other	5,100	1,433
Other changes in operating assets and liabilities:
Rent and other receivables	(6,420)	(2,976)
Prepaid expenses and other assets	(2,130)	(8,140)
Deferred leasing costs	(1,902)	(2,129)
Accounts payable and accrued expenses	60,777	74,493
Amounts due from related parties	(481)	50
Net cash provided by operating activities	279,204	287,492

Investing activities
Cash paid for single-family properties	(136,772)	(71,361)
Change in escrow deposits for purchase of single-family properties	3,344	(198)
Net proceeds received from sales of single-family properties and other	128,883	87,172
Proceeds received from hurricane-related insurance claims	3,705	—
Investment in unconsolidated joint ventures	(5,155)	(2,265)
Distributions from joint ventures	17,239	6,314
Renovations to single-family properties	(8,046)	(16,513)
Recurring and other capital expenditures for single-family properties	(46,435)	(33,331)
Cash paid for development activity	(271,670)	(139,722)
Other purchases of productive assets	(7,559)	(129)
Net cash used for investing activities	(322,466)	(170,033)

Financing activities
Proceeds from exercise of stock options	4,341	10,336
Payments related to tax withholding for share-based compensation	(1,626)	(2,743)
Payments on asset-backed securitizations	(11,763)	(10,736)
Proceeds from revolving credit facility	130,000	—
Payments on revolving credit facility	—	(250,000)
Payments on term loan facility	—	(100,000)
Proceeds from unsecured senior notes, net of discount	—	397,944
Distributions to common unitholders	(53,000)	(35,210)
Distributions to preferred unitholders	(27,564)	(13,782)
Deferred financing costs paid	—	(3,572)
Net cash provided by (used for) financing activities	40,388	(7,763)

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,874)	109,696
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	164,119	175,214
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$161,245	$284,910

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(55,392)	$(52,980)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$12,614	$9,837
Transfers of completed homebuilding deliveries to properties	156,367	51,946
Property and land contributions to unconsolidated joint ventures	(18,978)	(5,190)
Note receivable related to a bulk sale of properties, net of discount	—	29,474
Accrued distributions to affiliates	—	4,647
Accrued distributions to non-affiliates	32	26,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

        American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of June 30, 2020, the Company held 53,000 single-family properties in 22 states, including 948 properties classified as held for sale.

        AH4R is the general partner of, and as of June 30, 2020 owned approximately 85.2% of the common partnership interest in, the Operating Partnership. The remaining 14.8% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

        The condensed consolidated financial statements are unaudited. The condensed consolidated financial statements of the Company include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries, and the condensed consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if the Company is the primary beneficiary of the VIE as determined by the Company’s power to direct the VIE’s activities and its obligation to absorb its losses or the right to receive its benefits that are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in an unconsolidated subsidiary and are included in investments in unconsolidated joint ventures within the condensed consolidated balance sheets.

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

        In April 2020, the FASB issued staff question and answer (“Q&A”) document Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. Under ASC No. 842, Leases, lease concessions granted by lessors beyond the enforceable rights and obligations contained in the existing lease agreement would generally be accounted for as a lease modification. The staff Q&A document permits lessors to make an election, if certain criteria are met, to account for a lease concession related to the effects of the COVID-19 pandemic as though it were part of the enforceable rights and obligations of the existing lease agreement rather than account for the concession as a lease modification. The Company elects to not evaluate whether a COVID-19-related concession is a lease modification and elects to not apply the lease modification guidance in those circumstances. The effect of these elections did not have a material impact on the Company’s condensed consolidated financial statements.

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

        The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	June 30,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$32,010	$119,176	$37,575	$30,284
Restricted cash	129,235	165,734	126,544	144,930
Total cash, cash equivalents and restricted cash	$161,245	$284,910	$164,119	$175,214

Note 4. Real Estate Assets, Net

        The net book values of real estate assets consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Occupied single-family properties	$7,775,254	$7,534,627
Single-family properties recently acquired	31,669	88,181
Single-family properties in turnover process	188,299	308,008
Single-family properties leased, not yet occupied	101,001	55,460
Single-family properties in operation, net	8,096,223	7,986,276
Development land	237,169	224,041
Single-family properties under development	215,958	131,386
Single-family properties held for sale, net	171,622	209,828
Total real estate assets, net	$8,720,972	$8,551,531

        Depreciation expense related to single-family properties was $81.6 million and $78.6 million for the three months ended June 30, 2020 and 2019, respectively, and $161.4 million and $155.4 million for the six months ended June 30, 2020 and 2019, respectively.

        The following table summarizes the Company’s dispositions of single-family properties and land for the three and six months ended June 30, 2020 and 2019 (in thousands, except property data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Single-family properties:
Properties sold	216	433	626	613
Net proceeds (1)	$47,626	$82,828	$128,812	$115,451
Net gain on sale	$10,651	$13,569	$24,409	$19,149
Land:
Net proceeds	$—	$899	$71	$1,195
Net gain on sale	$—	$156	$7	$225
(1)Total net proceeds for the three and six months ended June 30, 2019 included a $30.7 million note receivable, before a $1.2 million discount, which is presented in escrow deposits, prepaid expenses and other assets (see Note 6. Escrow Deposits, Prepaid Expenses and Other Assets).

Note 5. Rent and Other Receivables

        Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $35.4 million and $35.3 million for the three months ended June 30, 2020 and 2019, respectively, and $75.4 million and $75.3 million for the six months ended June 30, 2020 and 2019, respectively. Variable lease payments for fees from single-family properties were $3.3 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively, and $7.3 million and $6.5 million for the six months ended June 30, 2020 and 2019, respectively.

        The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of June 30, 2020 (in thousands):

June 30, 2020
Remaining 2020	$382,221
2021	202,327
2022	8,637
2023	34
Total	$593,219

        As of December 31, 2019, rent and other receivables also included $2.7 million of hurricane-related insurance claims receivable, which was fully collected during the three months ended March 31, 2020.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

        The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Escrow deposits, prepaid expenses and other	$54,129	$54,545
Deferred costs and other intangibles, net	5,662	6,840
Notes receivable, net	35,397	36,834
Commercial real estate, software, vehicles and FF&E, net	46,114	42,742
Total	$141,302	$140,961

        Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $2.1 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $4.1 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively.

Deferred Costs and Other Intangibles, Net

        Deferred costs and other intangibles, net, consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Deferred leasing costs	$3,506	$3,738
Deferred financing costs	11,244	11,244
Database intangible asset	2,100	2,100
	16,850	17,082
Less: accumulated amortization	(11,188)	(10,242)
Total	$5,662	$6,840

        Amortization expense related to deferred leasing costs, the value of in-place leases, and database intangibles was $1.1 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $2.1 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively, and was included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million for both the three months ended June 30, 2020 and 2019 and $1.0 million for both the six months ended June 30, 2020 and 2019 and was included in gross interest, prior to interest capitalization (see Note 8. Debt).

        The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2020 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2020	$1,321	$991	$2,312
2021	418	1,964	2,382
2022	—	968	968
Total	$1,739	$3,923	$5,662

Notes Receivable, Net

        The Company obtained promissory notes in connection with two bulk dispositions of our single-family properties. The promissory notes are secured by first priority mortgages on the disposed homes, contain certain covenants and require monthly or quarterly interest payments with the full principal due at maturity.

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

Note 7. Investments in Unconsolidated Joint Ventures

        As of June 30, 2020, the Company held 20% ownership interests in three unconsolidated joint ventures.

        During the second quarter of 2014, the Company entered into a joint venture with the Alaska Permanent Fund Corporation (the “Alaska JV”) to invest in homes acquired through traditional acquisition channels and during the third quarter of 2018, the Company entered into a joint venture with another leading institutional investor (the “Institutional Investor JV”) to invest in newly constructed single-family rental homes. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting.

        During the first quarter of 2020, the Company entered into a $253.1 million strategic joint venture with institutional investors advised by J.P. Morgan Asset Management (the “J.P. Morgan JV”) focused on constructing and operating newly built rental homes, which was subsequently upsized to $625.0 million during the second quarter of 2020. The Company holds a 20% ownership interest in the joint venture, which has an evergreen term. In evaluating the Company’s 20% ownership interest in the joint venture, we concluded that the Company does not have a controlling financial interest and, therefore, we account for our interest in the joint venture as an investment in an unconsolidated subsidiary using the equity method of accounting.

        The following table summarizes our investments in unconsolidated joint ventures (in thousands, except percentages and property data):

Joint Venture Description	% Ownership at June 30, 2020	Completed Homes at June 30, 2020	Balances at June 30, 2020	Balances at December 31, 2019
Alaska JV	20%	380	$27,528	$29,326
Institutional Investor JV	20%	542	39,712	33,757
J.P. Morgan JV	20%	14	2,739	—
Other (1)	N/A	N/A	—	4,852
		936	$69,979	$67,935
(1) Includes legacy joint ventures, which the Company acquired as part of the American Residential Properties, Inc. merger in February 2016, that were liquidated during the first quarter of 2020.

        The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $1.3 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively, and was included in other revenues within the condensed consolidated statements of operations.

Note 8. Debt

        All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of June 30, 2020 and December 31, 2019 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2020	December 31, 2019
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$482,812	$485,828
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	497,897	501,393
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	523,797	526,560
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	454,724	457,212
Total asset-backed securitizations			1,959,230	1,970,993
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
Revolving credit facility (5)	1.36%	June 30, 2022	130,000	—
Total debt			2,989,230	2,870,993
Unamortized discounts on unsecured senior notes			(3,900)	(4,143)
Deferred financing costs, net (6)			(30,401)	(33,353)
Total debt per balance sheet			$2,954,929	$2,833,497
(1)Interest rates are as of June 30, 2020. Unless otherwise stated, interest rates are fixed percentages.
(2)The AH4R 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.
(3)The AH4R 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.
(4)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $800.0 million and the Company had approximately $3.7 million and $6.2 million committed to outstanding letters of credit that reduced our borrowing capacity as of June 30, 2020 and December 31, 2019, respectively. The revolving credit facility bears interest at LIBOR plus 1.20% as of June 30, 2020. LIBOR is expected to be discontinued after 2021 and the Company expects to replace the contractual reference rate with an appropriate alternative. The Company does not expect this modification to have a material impact on its financial statements.
(6)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs was $1.5 million for both the three months ended June 30, 2020 and 2019 and $3.0 million for both the six months ended June 30, 2020 and 2019, respectively, which was included in gross interest, prior to interest capitalization.

Debt Maturities

        The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of June 30, 2020 (in thousands):

Debt Maturities
Remaining 2020	$10,358
2021	20,714
2022	150,714
2023	20,714
2024	954,568
Thereafter	1,832,162
Total debt	$2,989,230

Interest Expense

        The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Gross interest cost	$34,630	$35,221	$68,994	$69,833
Capitalized interest	(5,072)	(2,650)	(9,721)	(5,347)
Interest expense	$29,558	$32,571	$59,273	$64,486

Note 9. Accounts Payable and Accrued Expenses

        The following table summarizes accounts payable and accrued expenses as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accrued property taxes	$100,839	$44,280
Resident security deposits	88,147	84,832
Prepaid rent	23,310	19,970
Accrued interest	23,274	23,090
Accrued construction and maintenance liabilities	16,431	20,435
Accounts payable	1,484	5,037
Accrued distribution payable	—	13,024
Other accrued liabilities	33,551	32,525
Total	$287,036	$243,193

Note 10. Shareholders’ Equity / Partners’ Capital

        When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program
        In June 2020, the Company extended its at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. As of June 30, 2020, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

Share Repurchase Program

        The Company’s board of trustees authorized the establishment of our share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2020 and 2019, we did not repurchase and retire any of our shares. As of June 30, 2020, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Preferred Shares

        As of June 30, 2020 and December 31, 2019, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				June 30, 2020		December 31, 2019
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	$268,750	10,750,000	$268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				35,350,000	$883,750	35,350,000	$883,750

Distributions

        The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding Operating Partnership units.

	For the Three Months Ended
Security	June 30, 2020	March 31, 2020	June 30, 2019	March 31, 2019
Class A and Class B common shares	$0.05	$0.05	$0.05	$0.05
6.500% Series D perpetual preferred shares	0.41	0.41	0.41	0.41
6.350% Series E perpetual preferred shares	0.40	0.40	0.40	0.40
5.875% Series F perpetual preferred shares	0.37	0.37	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39

Noncontrolling Interest

        Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 51,429,990, or approximately 14.6%, of the total 353,174,998 and 352,769,654 Class A units in the Operating Partnership as of June 30, 2020 and December 31, 2019, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2%, of the total 353,174,998 and 352,769,654 Class A units in the Operating Partnership as of June 30, 2020 and December 31, 2019, respectively. The Operating Partnership units owned by former AH LLC members and non-affiliates reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

        Restricted stock units (“RSUs”) granted to employees during the six months ended June 30, 2020 vest over a three-year service period, and stock options and RSUs granted to employees during the six months ended June 30, 2019 vest over a four-year service period. RSUs granted to non-management trustees vest over a one-year service period. Stock options granted during the six months ended June 30, 2019 expire 10 years from the date of grant.

        The following table summarizes stock option activity under the Plan for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Options outstanding at beginning of period	1,529,800	2,252,275
Granted	—	20,000
Exercised	(255,550)	(650,375)
Forfeited	(2,850)	(12,350)
Options outstanding at end of period	1,271,400	1,609,550
Options exercisable at end of period	1,124,800	1,240,400

        The following table summarizes RSU activity under the Plan for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
RSUs outstanding at beginning of period	599,109	372,375
Units awarded	461,279	343,334
Units vested	(206,597)	(110,900)
Units forfeited	(39,995)	(8,700)
RSUs outstanding at end of period	813,796	596,109

        The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. The following table summarizes the activity that relates to the Company’s noncash share-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
General and administrative expense	$1,649	$923	$3,018	$1,582
Property management expenses	441	346	880	639
Total noncash share-based compensation expense	$2,090	$1,269	$3,898	$2,221

Note 12. Earnings per Share / Unit

        American Homes 4 Rent

        The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income	$31,807	$40,304	$69,334	$73,395
Less:
Noncontrolling interest	2,656	4,004	6,157	7,030
Dividends on preferred shares	13,782	13,782	27,564	27,564
Allocation to participating securities (1)	42	45	96	75
Numerator for income per common share–basic and diluted	$15,327	$22,473	$35,517	$38,726

Denominator:
Weighted-average common shares outstanding–basic	301,011,545	299,466,526	300,912,307	298,157,413
Effect of dilutive securities:
Share-based compensation plan (2)	400,698	524,558	446,462	519,375
Weighted-average common shares outstanding–diluted (3)	301,412,243	299,991,084	301,358,769	298,676,788

Net income per common share:
Basic	$0.05	$0.08	$0.12	$0.13
Diluted	$0.05	$0.08	$0.12	$0.13
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

        American Homes 4 Rent, L.P.

        The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and six months ended June 30, 2020 and 2019 (in thousands, except unit and per unit data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income	$31,807	$40,304	$69,334	$73,395
Less:
Preferred distributions	13,782	13,782	27,564	27,564
Allocation to participating securities (1)	42	45	96	75
Numerator for income per common unit–basic and diluted	$17,983	$26,477	$41,674	$45,756

Denominator:
Weighted-average common units outstanding–basic	353,038,525	352,363,754	352,939,287	352,183,171
Effect of dilutive securities:
Share-based compensation plan (2)	400,698	524,558	446,462	519,375
Weighted-average common units outstanding–diluted	353,439,223	352,888,312	353,385,749	352,702,546

Net income per common unit:
Basic	$0.05	$0.08	$0.12	$0.13
Diluted	$0.05	$0.08	$0.12	$0.13
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

        Our notes receivable are financial instruments classified as Level 3 in the fair value hierarchy as their fair values were estimated using unobservable inputs. We estimated the fair values of the notes receivable by modeling the expected contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. As the estimated current market rates were not substantially different from the discount rates originally applied, the carrying amount of notes receivable, net approximates fair value.

        Our asset-backed securitizations and revolving credit facility are financial instruments classified as Level 3 in the fair value hierarchy as their fair values were estimated using unobservable inputs. We estimated the fair values of the asset-backed securitizations by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. As our revolving credit facility bears interest at a floating rate based on an index plus a spread (see Note 8. Debt), management believes that the carrying value (excluding deferred financing costs) of the revolving credit facility reasonably approximates fair value. Our unsecured senior notes are financial instruments classified as Level 2 in the fair value hierarchy as their fair values were estimated using observable inputs based on the market value of the last trade at the end of the period.

        The following table displays the carrying values and fair values of our debt instruments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$477,329	$491,262	$479,706	$491,302
AH4R 2014-SFR3 securitization	492,175	507,435	495,029	510,486
AH4R 2015-SFR1 securitization	517,486	532,246	519,576	534,531
AH4R 2015-SFR2 securitization	448,810	464,351	450,733	466,558
Total asset-backed securitizations	1,935,800	1,995,294	1,945,044	2,002,877
2028 unsecured senior notes, net	493,984	534,910	493,589	531,870
2029 unsecured senior notes, net	395,145	452,532	394,864	446,728
Total unsecured senior notes, net	889,129	987,442	888,453	978,598
Revolving credit facility	130,000	130,000	—	—
Total debt	$2,954,929	$3,112,736	$2,833,497	$2,981,475

Note 14. Related Party Transactions

        As of June 30, 2020 and December 31, 2019, affiliates owned approximately 14.9% and 13.6%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 51,272,165 Class A units as of June 30, 2020 and December 31, 2019) an approximate 27.4% and 26.3% interest as of June 30, 2020 and December 31, 2019, respectively.

        American Homes 4 Rent

        As of December 31, 2019, the Company had a $4.6 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Company’s condensed consolidated balance sheets.

        American Homes 4 Rent, L.P.

        As of June 30, 2020, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets. As of December 31, 2019, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets, and had a $4.6 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Operating Partnership’s condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

        As of June 30, 2020, the Company had commitments to acquire 72 single-family properties for an aggregate purchase price of $20.8 million, as well as $55.6 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program. As of December 31, 2019, the Company had commitments to acquire 289 single-family properties for an aggregate purchase price of $75.1 million, as well as $44.3 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program.

        As of June 30, 2020 and December 31, 2019, the Company had sales in escrow for approximately 112 and 305 of our single-family properties, respectively, for aggregate selling prices of $28.4 million and $57.5 million, respectively.

        As of June 30, 2020 and December 31, 2019, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $34.0 million and $14.5 million, respectively.

        We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

COVID-19 Pandemic

        The global economy has continued to be severely impacted by the COVID-19 pandemic. We are actively monitoring the impact of the COVID-19 pandemic, which we anticipate will negatively impact our business and results of operations for our third fiscal quarter and likely beyond. The extent to which our operations will be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact, among other things.

Note 16. Subsequent Events

Revolving Credit Facility

        From July 1, 2020 through July 31, 2020, the Company paid down $25.0 million under its revolving credit facility, resulting in $105.0 million of outstanding borrowings under its revolving credit facility as of July 31, 2020.

Subsequent Acquisitions

        From July 1, 2020 through July 31, 2020, the Company added 157 properties to its portfolio for a total cost of approximately $38.8 million, which included 128 newly constructed properties delivered through our AMH Development Program and 29 newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

        From July 1, 2020 through July 31, 2020, the Company disposed of 91 properties for aggregate net proceeds of approximately $20.1 million.

Subsequent Joint Venture Activity

        From July 1, 2020 through July 31, 2020, the Company contributed $57.8 million of land and in-process development projects to unconsolidated joint ventures and received $46.2 million in cash distributions from unconsolidated joint ventures in respect of its contributions.

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

        As of June 30, 2020, we owned 53,000 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) in 22 states, including 948 properties held for sale, compared to 52,552 single-family properties in 22 states, including 1,187 properties held for sale, as of December 31, 2019, and 52,634 single-family properties in 22 states, including 1,664 properties held for sale as of June 30, 2019. As of June 30, 2020, we had commitments to acquire an additional 72 single-family properties for an aggregate purchase price of $20.8 million, as well as $55.6 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program. As of June 30, 2020, 50,170, or 96.4%, of our total properties (excluding properties held for sale) were occupied, compared to 48,767, or 94.9%, of our total properties (excluding properties held for sale) as of December 31, 2019, and 49,111, or 96.4%, of our total properties (excluding properties held for sale) as of June 30, 2019. Also, as of June 30, 2020, the Company had an additional 936 properties held in unconsolidated joint ventures, compared to 808 properties held in unconsolidated joint ventures as of December 31, 2019, and 659 properties held in unconsolidated joint ventures as of June 30, 2019. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

COVID-19 Business Update

        The Company has maintained continuity in business operations since the beginning of the COVID-19 pandemic and produced strong operating results in the second quarter of 2020 demonstrating the flexibility of its technology enabled operating platform and the resiliency of its high-quality, diversified portfolio. Comprehensive remote working policies remain in place for all corporate and field offices, and operational protocols have been tailored based on state and local mandates to ensure continuity of services, while protecting employees, residents and their families. Additionally, during the second quarter of 2020, the Company waived late fees and month-to-month lease premiums, halted evictions for nonpayment of rent, and offered zero percent increases on newly signed renewals for leases expiring between April and July 2020.

        Driven by shifting housing preferences as households migrate away from city centers and apartments, the Company is experiencing record demand levels and reported its highest ever Same-Home portfolio Average Occupied Days Percentages in June and July 2020 of 96.1% and 96.4%, respectively. Additionally, as the Company entered the third quarter of 2020, it began a socially responsible return to normal operating practices, including the assessment of late fees, in jurisdictions where allowable, and modest renewal increases on expiring leases.

        Collections continue to remain resilient with the Company recognizing revenue on 96.5% of its second quarter 2020 rental billings, all of which has been collected in cash through July 2020 without application of any existing resident security deposits or adjustment for deferred payment plans. As further second quarter 2020 collections are received, the associated revenue will be recognized in the applicable future period.

        As we pursue additional collections, we are working closely with delinquent residents on a case-by-case basis to find the resolution that is best for the resident and the Company. Although minimal to date, workout options may include deferred payment plans which we began offering in June, or, where appropriate, early lease termination.

        For the month of July, collections are tracking in line with the second quarter of 2020 as the Company collected 92% of July rents during July 2020, which represents over 99% of second quarter 2020 payment history for the same time frame.

        Although the Company has produced strong operating results to date during the COVID-19 pandemic, the extent to which the pandemic will ultimately impact us and our residents will depend on future developments which are highly uncertain. These include the scope, severity and duration of the pandemic, including potential resurgences, and the direct and indirect economic effects of the pandemic and containment measures, among others.

        For more information on risks related to COVID-19, see Part II, “Item 1A. Risk Factors—We are subject to risks from the global pandemic associated with COVID-19 and we may in the future be subject to risks from other public health crises.”

Key Single-Family Property and Leasing Metrics

        The following table summarizes certain key single-family properties metrics as of June 30, 2020:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	4,869	9.4%	$887.7	9.1%	$182,316	2,162	17.3	2015
Dallas-Fort Worth, TX	4,315	8.3%	716.9	7.4%	166,141	2,116	16.2	2014
Charlotte, NC	3,744	7.2%	732.8	7.6%	195,731	2,098	16.0	2015
Phoenix, AZ	3,113	6.0%	550.1	5.7%	176,724	1,835	16.7	2015
Houston, TX	3,008	5.8%	496.8	5.1%	165,154	2,094	14.5	2014
Nashville, TN	2,845	5.5%	611.6	6.3%	214,974	2,108	14.9	2015
Indianapolis, IN	2,802	5.4%	432.2	4.4%	154,248	1,930	17.7	2013
Tampa, FL	2,373	4.6%	475.9	4.9%	200,534	1,941	14.5	2015
Jacksonville, FL	2,314	4.4%	415.4	4.3%	179,500	1,939	14.7	2015
Raleigh, NC	2,078	4.0%	385.1	4.0%	185,344	1,878	15.2	2014
Columbus, OH	2,043	3.9%	354.6	3.6%	173,560	1,870	18.4	2015
Cincinnati, OH	1,969	3.8%	346.2	3.6%	175,806	1,851	18.0	2013
Greater Chicago area, IL and IN	1,734	3.3%	317.3	3.3%	183,011	1,869	18.8	2013
Orlando, FL	1,724	3.3%	316.2	3.3%	183,406	1,899	18.2	2015
Salt Lake City, UT	1,485	2.9%	371.5	3.8%	250,173	2,186	17.6	2015
Charleston, SC	1,223	2.3%	248.2	2.5%	202,905	1,973	11.8	2016
Las Vegas, NV	1,039	2.0%	187.0	1.9%	179,964	1,845	17.1	2013
San Antonio, TX	1,061	2.0%	173.7	1.8%	163,696	1,996	15.4	2014
Savannah/Hilton Head, SC	901	1.7%	164.3	1.7%	182,386	1,866	12.5	2015
Denver, CO	831	1.6%	247.7	2.6%	298,068	2,105	17.9	2015
All Other (2)	6,581	12.6%	1,268.4	13.1%	192,717	1,880	15.6	2014
Total/Average	52,052	100.0%	$9,699.6	100.0%	$186,342	1,987	16.2	2014

(1)Excludes 948 single-family properties held for sale as of June 30, 2020.
(2)Represents 15 markets in 14 states.

        The following table summarizes certain key leasing metrics as of June 30, 2020:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.7%	$1,664	12.0	6.7	2.9%
Dallas-Fort Worth, TX	95.1%	1,792	12.1	6.4	1.7%
Charlotte, NC	95.3%	1,639	12.4	7.0	1.9%
Phoenix, AZ	97.1%	1,501	12.0	6.6	4.5%
Houston, TX	94.6%	1,682	12.4	6.6	1.3%
Nashville, TN	92.7%	1,772	12.0	6.9	2.4%
Indianapolis, IN	96.1%	1,467	12.0	6.7	2.8%
Tampa, FL	93.8%	1,737	12.1	7.1	1.8%
Jacksonville, FL	94.6%	1,617	12.0	6.9	2.0%
Raleigh, NC	93.3%	1,578	12.1	7.1	1.5%
Columbus, OH	96.7%	1,689	12.0	6.7	3.2%
Cincinnati, OH	96.7%	1,653	12.0	6.3	2.9%
Greater Chicago area, IL and IN	96.5%	1,907	12.2	6.6	2.2%
Orlando, FL	94.0%	1,727	12.1	6.8	2.2%
Salt Lake City, UT	95.8%	1,835	12.1	7.1	3.2%
Charleston, SC	94.1%	1,749	12.0	7.0	2.0%
Las Vegas, NV	94.5%	1,626	12.0	6.7	2.8%
San Antonio, TX	95.1%	1,578	12.1	6.9	2.1%
Savannah/Hilton Head, SC	94.5%	1,599	12.1	7.0	2.0%
Denver, CO	94.8%	2,277	12.1	6.5	2.2%
All Other (6)	95.5%	1,660	12.0	6.6	2.8%
Total/Average	95.1%	$1,680	12.1	6.8	2.4%

(1)Leasing information excludes 948 single-family properties held for sale as of June 30, 2020.
(2)For the three months ended June 30, 2020, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period.
(3)For the three months ended June 30, 2020, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended June 30, 2020, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

        Property Acquisitions, Development and Dispositions

        Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program and acquiring newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the three months ended June 30, 2020, we developed or acquired 440 homes, including 327 newly constructed properties delivered through our AMH Development Program and 113 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 216 homes sold. Although we are currently continuing construction activity on our existing pipeline of internally developed built-for-rental homes, subject to compliance with state and local mandates related to COVID-19, given market uncertainties regarding future asset values, we have temporarily suspended our acquisitions through traditional channels and the National Builder Program.

        Our properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of June 30, 2020 and December 31, 2019, there were 948 and 1,187 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

        Property Operations

        Homes added to our portfolio through new construction channels include properties developed through our internal AMH Development Program and newly constructed properties acquired from third-party developers through our National Builder Program. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately four to six months to complete the rental home vertical construction process. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $200,000 and $350,000 to acquire and develop land and build a rental home. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

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

        Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 3.1% for the three months ended June 30, 2020, and we experienced turnover rates of 9.3% and 10.9% during the three months ended June 30, 2020 and 2019, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.3% for the six months ended June 30, 2020, and we experienced turnover rates of 17.2% and 18.9% during the six months ended June 30, 2020 and 2019, respectively. In response to the COVID-19 pandemic, we offered zero percent increases on newly signed renewals for leases expiring during the three months ended June 30, 2020.

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

Results of Operations

        Net income totaled $31.8 million for the three months ended June 30, 2020, compared to net income of $40.3 million for the three months ended June 30, 2019. This decrease was primarily attributable to increased uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic, as well as higher property operating expenses and a reduction in gain on sale of single-family properties and other, net. Net income totaled $69.3 million for the six months ended June 30, 2020, compared to net income of $73.4 million for the six months ended June 30, 2019. This decrease was primarily attributable to increased uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic, as well as higher property operating expenses and a noncash write-down included in other expenses associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. (“ARPI”) merger in February 2016.

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

        Core NOI and Same-Home Core NOI should be considered only as supplements to net income or loss as a measure of our performance and should not be used as measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Additionally, these metrics should not be used as substitutes for net income or loss or net cash flows from operating activities (as computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)).

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

        The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties (2)	$216,995		$33,769		$250,764
Fees from single-family properties (2)	2,627		684		3,311
Bad debt (3)	(7,590)		(1,225)		(8,815)
Core revenues	212,032		33,228		245,260

Property tax expense	38,575	18.2%	6,574	19.8%	45,149	18.4%
HOA fees, net (4)	4,113	1.9%	870	2.6%	4,983	2.0%
R&M and turnover costs, net (4)(5)	19,428	9.1%	3,586	10.8%	23,014	9.4%
Insurance	2,020	1.0%	400	1.2%	2,420	1.0%
Property management expenses, net (6)	17,535	8.3%	3,725	11.2%	21,260	8.7%
Core property operating expenses	81,671	38.5%	15,155	45.6%	96,826	39.5%

Core NOI	$130,361	61.5%	$18,073	54.4%	$148,434	60.5%

	For the Three Months Ended June 30, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$210,577		$32,281		$242,858
Fees from single-family properties	2,922		571		3,493
Bad debt	(1,513)		(227)		(1,740)
Core revenues	211,986		32,625		244,611

Property tax expense	36,841	17.4%	6,632	20.3%	43,473	17.8%
HOA fees, net (4)	4,576	2.2%	795	2.4%	5,371	2.2%
R&M and turnover costs, net (4)	16,501	7.7%	2,901	9.0%	19,402	7.9%
Insurance	1,921	0.9%	351	1.1%	2,272	0.9%
Property management expenses, net (6)	17,158	8.1%	2,916	8.9%	20,074	8.2%
Core property operating expenses	76,997	36.3%	13,595	41.7%	90,592	37.0%

Core NOI	$134,989	63.7%	$19,030	58.3%	$154,019	63.0%

(1)Includes 45,075 properties that have been stabilized longer than 90 days prior to January 1, 2019.
(2)As a result of the COVID-19 pandemic, rents from single-family properties were impacted by the Company’s socially responsible decisions to waive month-to-month lease premiums and offer zero percent increases on newly signed renewals for leases expiring throughout the second quarter of 2020. Fees from single-family properties were also impacted as the Company waived late fees throughout the second quarter of 2020.
(3)Includes $7.0 million and $6.0 million for the total portfolio and Same-Home portfolio, respectively, of increased uncollectible rents related to the COVID-19 pandemic for the second quarter of 2020.
(4)Presented net of tenant charge-backs.
(5)Includes $1.9 million and $1.8 million for the total portfolio and Same-Home portfolio, respectively, of increased uncollectible tenant utility reimbursements and $0.5 million and $0.4 million, respectively, of increased costs associated with enhanced cleaning and safety protocols related to the COVID-19 pandemic for the second quarter of 2020.
(6)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

        The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended June 30, 2020 and 2019 (amounts in thousands):

	For the Three Months Ended June 30,
	2020	2019
Core revenues and Same-Home core revenues
Total revenues	$283,098	$281,860
Tenant charge-backs	(35,429)	(35,303)
Other revenues	(2,409)	(1,946)
Core revenues	245,260	244,611
Less: Non-Same-Home core revenues	33,228	32,625
Same-Home core revenues	$212,032	$211,986

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$110,436	$104,591
Property management expenses	22,260	21,650
Noncash share-based compensation - property management	(441)	(346)
Expenses reimbursed by tenant charge-backs	(35,429)	(35,303)
Core property operating expenses	96,826	90,592
Less: Non-Same-Home core property operating expenses	15,155	13,595
Same-Home core property operating expenses	$81,671	$76,997

Core NOI and Same-Home Core NOI
Net income	$31,807	$40,304
Loss on early extinguishment of debt	—	659
Gain on sale of single-family properties and other, net	(10,651)	(13,725)
Depreciation and amortization	84,836	82,840
Acquisition and other transaction costs	1,956	970
Noncash share-based compensation - property management	441	346
Interest expense	29,558	32,571
General and administrative expense	11,493	10,486
Other expenses	1,403	1,514
Other revenues	(2,409)	(1,946)
Core NOI	148,434	154,019
Less: Non-Same-Home Core NOI	18,073	19,030
Same-Home Core NOI	$130,361	$134,989

Total Revenues

        Total revenues increased 0.4% to $283.1 million for the three months ended June 30, 2020 from $281.9 million for the three months ended June 30, 2019. Revenue growth was driven by an increase in our average occupied portfolio which grew to 49,600 homes for the three months ended June 30, 2020, compared to 48,989 homes for the three months ended June 30, 2019, as well as higher rental rates, offset by an increase in uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic.

Property Operating Expenses

        Property operating expenses increased 5.6% to $110.4 million for the three months ended June 30, 2020 from $104.6 million for the three months ended June 30, 2019. This increase was primarily attributable to higher property tax expense and higher repairs and maintenance and turnover costs.

Property Management Expenses

        Property management expenses for the three months ended June 30, 2020 and 2019 were $22.3 million and $21.7 million, respectively, which included $0.4 million and $0.3 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs.

Core Revenues from Same-Home Properties

        Core revenues from Same-Home properties were $212.0 million for both the three months ended June 30, 2020 and 2019, primarily driven by a 3.1% increase in Average Monthly Realized Rent per property, which increased to $1,678 per month for the three months ended June 30, 2020 compared to $1,627 per month for the three months ended June 30, 2019, offset by an increase in uncollectible rents related to the COVID-19 pandemic. Additionally, during the three months ended June 30, 2020, core revenues from Same-Home properties were impacted by (i) the Company’s socially responsible decisions to waive month-to-month lease premiums and offer zero percent increases on newly signed renewals for leases expiring throughout the quarter and (ii) waived late fees throughout the quarter.

Core Property Operating Expenses from Same-Home Properties

        Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 6.1% to $81.7 million for the three months ended June 30, 2020 from $77.0 million for the three months ended June 30, 2019, primarily driven by $2.2 million of incremental costs incurred during the three months ended June 30, 2020 related to the COVID-19 pandemic including enhanced cleaning costs and increased uncollectible tenant utility reimbursements.

General and Administrative Expense

        General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended June 30, 2020 and 2019 was $11.5 million and $10.5 million, respectively, which included $1.6 million and $0.9 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher noncash share-based compensation expense as well as an increase in state taxes and professional fees.

Interest Expense

        Interest expense decreased 9.3% to $29.6 million for the three months ended June 30, 2020 from $32.6 million for the three months ended June 30, 2019. This decrease was primarily related to additional capitalized interest during the three months ended June 30, 2020 and the payoff of the term loan facility in June 2019, partially offset by draws on our revolving credit facility during the first six months of 2020.

Acquisition and Other Transaction Costs

        Acquisition and other transaction costs were $2.0 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, which primarily related to costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, as well as costs associated with the disposal of certain properties or portfolios of properties. The planned growth in our acquisition program, including an increase in personnel, was the primary driver for the year-over-year increase.

Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 2.4% to $84.8 million for the three months ended June 30, 2020 from $82.8 million for the three months ended June 30, 2019 primarily due to growth in our average number of depreciable properties.

Other Revenues

        Other revenues were $2.4 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, and equity in earnings from unconsolidated joint ventures.

Other Expenses

        Other expenses were $1.4 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively, which primarily related to impairments on properties held for sale and expenses related to joint ventures.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

        The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties (2)	$431,565		$64,529		$496,094
Fees from single-family properties (2)	5,986		1,339		7,325
Bad debt (3)	(9,150)		(1,680)		(10,830)
Core revenues	428,401		64,188		492,589

Property tax expense	77,046	18.0%	13,071	20.4%	90,117	18.3%
HOA fees, net (4)	7,874	1.8%	1,625	2.5%	9,499	1.9%
R&M and turnover costs, net (4)(5)	33,792	7.9%	6,329	9.8%	40,121	8.1%
Insurance	3,975	0.9%	758	1.2%	4,733	1.0%
Property management expenses, net (6)	35,554	8.3%	7,123	11.1%	42,677	8.7%
Core property operating expenses	158,241	36.9%	28,906	45.0%	187,147	38.0%

Core NOI	$270,160	63.1%	$35,282	55.0%	$305,442	62.0%

	For the Six Months Ended June 30, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$417,688		$61,667		$479,355
Fees from single-family properties	5,407		1,099		6,506
Bad debt	(2,967)		(541)		(3,508)
Core revenues	420,128		62,225		482,353

Property tax expense	72,657	17.3%	13,187	21.2%	85,844	17.8%
HOA fees, net (4)	9,641	2.3%	1,697	2.7%	11,338	2.3%
R&M and turnover costs, net (4)	31,063	7.4%	5,902	9.5%	36,965	7.7%
Insurance	3,783	0.9%	682	1.1%	4,465	0.9%
Property management expenses, net (6)	33,492	8.0%	5,636	9.1%	39,128	8.1%
Core property operating expenses	150,636	35.9%	27,104	43.6%	177,740	36.8%

Core NOI	$269,492	64.1%	$35,121	56.4%	$304,613	63.2%

(1)Includes 45,075 properties that have been stabilized longer than 90 days prior to January 1, 2019.
(2)As a result of the COVID-19 pandemic, rents from single-family properties were impacted by the Company’s socially responsible decisions to waive month-to-month lease premiums and offer zero percent increases on newly signed renewals for leases expiring throughout the second quarter of 2020. Fees from single-family properties were also impacted as the Company waived late fees throughout the second quarter of 2020.
(3)Includes $7.0 million and $6.0 million for the total portfolio and Same-Home portfolio, respectively, of increased uncollectible rents related to the COVID-19 pandemic for the second quarter of 2020.
(4)Presented net of tenant charge-backs.
(5)Includes $1.9 million and $1.8 million for the total portfolio and Same-Home portfolio, respectively, of increased uncollectible tenant utility reimbursements and $0.5 million and $0.4 million, respectively, of increased costs associated with enhanced cleaning and safety protocols related to the COVID-19 pandemic for the second quarter of 2020.
(6)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

        The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	For the Six Months Ended June 30,
	2020	2019
Core revenues and Same-Home core revenues
Total revenues	$572,692	$561,064
Tenant charge-backs	(75,442)	(75,255)
Other revenues	(4,661)	(3,456)
Core revenues	492,589	482,353
Less: Non-Same-Home core revenues	64,188	62,225
Same-Home core revenues	$428,401	$420,128

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$217,933	$211,275
Property management expenses	45,536	42,359
Noncash share-based compensation - property management	(880)	(639)
Expenses reimbursed by tenant charge-backs	(75,442)	(75,255)
Core property operating expenses	187,147	177,740
Less: Non-Same-Home core property operating expenses	28,906	27,104
Same-Home core property operating expenses	$158,241	$150,636

Core NOI and Same-Home Core NOI
Net income	$69,334	$73,395
Loss on early extinguishment of debt	—	659
Gain on sale of single-family properties and other, net	(21,416)	(19,374)
Depreciation and amortization	167,657	164,001
Acquisition and other transaction costs	4,103	1,804
Noncash share-based compensation - property management	880	639
Interest expense	59,273	64,486
General and administrative expense	22,759	19,921
Other expenses	7,513	2,538
Other revenues	(4,661)	(3,456)
Core NOI	305,442	304,613
Less: Non-Same-Home Core NOI	35,282	35,121
Same-Home Core NOI	$270,160	$269,492

Total Revenues

        Total revenues increased 2.1% to $572.7 million for the six months ended June 30, 2020 from $561.1 million for the six months ended June 30, 2019. Revenue growth was driven by an increase in our average occupied portfolio which grew to 49,322 homes for the six months ended June 30, 2020, compared to 48,600 homes for the six months ended June 30, 2019, as well as higher rental rates, offset by an increase in uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic.

Property Operating Expenses

        Property operating expenses increased 3.2% to $217.9 million for the six months ended June 30, 2020 from $211.3 million for the six months ended June 30, 2019. This increase was primarily attributable to higher property tax expense and higher repairs and maintenance and turnover costs.

Property Management Expenses

        Property management expenses for the six months ended June 30, 2020 and 2019 were $45.5 million and $42.4 million, respectively, which included $0.9 million and $0.6 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs.

Core Revenues from Same-Home Properties

        Core revenues from Same-Home properties increased 2.0% to $428.4 million for the six months ended June 30, 2020 from $420.1 million for the six months ended June 30, 2019, primarily driven by a 3.3% increase in Average Monthly Realized Rent per property, which increased to $1,671 per month for the six months ended June 30, 2020 compared to $1,617 per month for the six months ended June 30, 2019, partially offset by an increase in uncollectible rents related to the COVID-19 pandemic. Additionally, during the six months ended June 30, 2020, core revenues from Same-Home properties were impacted by (i) the Company’s socially responsible decisions to waive month-to-month lease premiums and offer zero percent increases on newly signed renewals for leases expiring throughout the second quarter of 2020 and (ii) waived late fees throughout the second quarter of 2020.

Core Property Operating Expenses from Same-Home Properties

        Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 5.0% to $158.2 million for the six months ended June 30, 2020 from $150.6 million for the six months ended June 30, 2019, primarily driven by higher property tax expense and $2.2 million of incremental costs incurred during the three months ended June 30, 2020 related to the COVID-19 pandemic including enhanced cleaning costs and increased uncollectible tenant utility reimbursements.

General and Administrative Expense

        General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the six months ended June 30, 2020 and 2019 was $22.8 million and $19.9 million, respectively, which included $3.0 million and $1.6 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher noncash share-based compensation expense as well as higher personnel costs and an increase in state taxes.

Interest Expense

        Interest expense decreased 8.1% to $59.3 million for the six months ended June 30, 2020 from $64.5 million for the six months ended June 30, 2019. This decrease was primarily related to additional capitalized interest during the six months ended June 30, 2020 and the payoff of the term loan facility in June 2019, partially offset by the unsecured senior notes issued in late January 2019 and draws on our revolving credit facility during the first six months of 2020.

Acquisition and Other Transaction Costs

        Acquisition and other transaction costs were $4.1 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively, which primarily related to costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, as well as costs associated with the disposal of certain properties or portfolios of properties. The planned growth in our acquisition program, including an increase in personnel, was the primary driver for the year-over-year increase.

Depreciation and Amortization

        Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 2.2% to $167.7 million for the six months ended June 30, 2020 from $164.0 million for the six months ended June 30, 2019 primarily due to growth in our average number of depreciable properties.

Other Revenues

        Other revenues were $4.7 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, and equity in earnings from unconsolidated joint ventures.

Other Expenses

        Other expenses were $7.5 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively, which primarily related to impairments on properties held for sale and expenses related to joint ventures. Also included in other expenses for the six months ended June 30, 2020 was a $4.9 million noncash write-down associated with the liquidation of legacy joint ventures, which were acquired as part of the ARPI merger in February 2016.

Critical Accounting Policies and Estimates

        Our critical accounting policies are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). There have been no changes to these policies during the six months ended June 30, 2020.

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

        Accounting Standards Codification 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of June 30, 2020, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

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

Liquidity and Capital Resources

        Our liquidity and capital resources as of June 30, 2020 included cash and cash equivalents of $32.0 million. Additionally, as of June 30, 2020, we had $130.0 million of outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million, of which $3.7 million was committed to outstanding letters of credit. We have no debt maturities, other than recurring principal amortization, until 2022.

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

        As of July 31, 2020, the Company had cash and cash equivalents of $55.7 million and $105.0 million of outstanding borrowings on its revolving credit facility, with no other changes to total outstanding debt since June 30, 2020. During July 2020, the Company sold an additional 91 properties generating $20.1 million of net proceeds.

        Cash Flows

        The following table summarizes the Company’s and the Operating Partnership’s cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$279,204	$287,492	$(8,288)
Net cash used for investing activities	(322,466)	(170,033)	(152,433)
Net cash provided by (used for) financing activities	40,388	(7,763)	48,151
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,874)	$109,696	$(112,570)

        Operating Activities

        Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities decreased $8.3 million, or 2.9%, from $287.5 million for the six months ended June 30, 2019 to $279.2 million for the six months ended June 30, 2020, primarily as a result of changes in operating assets and liabilities, including a decrease in collections on rent and tenant utility reimbursements associated with the COVID-19 pandemic, partially offset by cash flows generated from a larger number of occupied properties and increases in rental rates on lease renewals and re-leasing of our single-family properties.

        Investing Activities

        Net cash used for investing activities increased $152.4 million, or 89.6%, from $170.0 million for the six months ended June 30, 2019 to $322.5 million for the six months ended June 30, 2020, primarily driven by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program, and acquiring newly built properties through our National Builder Program using cash generated from operating and financing activities and by recycling capital through the sale of single-family properties. However, as a result of the COVID-19 pandemic and given the market uncertainty regarding future asset values, the Company has temporarily suspended its acquisitions through traditional channels and the National Builder Program. The Company plans to continue construction activity, while in compliance with state and local mandates, on its existing pipeline of “built-for-rental” homes through our AMH Development Program. Recurring and other capital expenditures for single-family properties increased as a result of investments in properties to increase future revenues or reduce maintenance expenditures. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future.

        Financing Activities

        Net cash provided by or used for financing activities increased $48.2 million from $7.8 million of net cash outflows for the six months ended June 30, 2019 to $40.4 million of net cash inflows for the six months ended June 30, 2020, driven by $81.0 million of increased borrowing activity, net of repayments, partially offset by a $31.6 million increase in cash paid for distributions. The Company received $130.0 million of proceeds from its revolving credit facility, offset by $11.8 million of payments on its asset-backed securitizations, during the six months ended June 30, 2020, compared to $397.9 million of proceeds from unsecured senior notes, net of discount, offset by $350.0 million of payments on its revolving credit and term loan facilities and $10.7 million of payments on its asset-backed securitizations, during the six months ended June 30, 2019. The Company distributed $80.6 million on a cash basis to share and unit holders during the six months ended June 30, 2020, compared to $49.0 million during the six months ended June 30, 2019, as a result of timing differences in distributions year-over-year.

        At-the-Market Common Share Offering Program

        In June 2020, the Company extended its at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. As of June 30, 2020, no shares have been issued under the At-the-Market Program and $500.0 million remained available for future share issuances.

        Share Repurchase Program

        The Company’s board of trustees authorized the establishment of our share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2020 and 2019, we did not repurchase and retire any of our shares. As of June 30, 2020, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

        Except as described in Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report, as of June 30, 2020, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.

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

        The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$15,369	$22,518	$35,613	$38,801
Adjustments:
Noncontrolling interests in the Operating Partnership	2,656	4,004	6,157	7,030
Net (gain) on sale / impairment of single-family properties and other	(10,293)	(12,796)	(15,907)	(17,941)
Adjustments for unconsolidated joint ventures	388	747	626	1,301
Depreciation and amortization	84,836	82,840	167,657	164,001
Less: depreciation and amortization of non-real estate assets	(2,192)	(1,971)	(4,256)	(3,911)
FFO attributable to common share and unit holders	$90,764	$95,342	$189,890	$189,281
Adjustments:
Acquisition and other transaction costs	1,956	970	4,103	1,804
Noncash share-based compensation - general and administrative	1,649	923	3,018	1,582
Noncash share-based compensation - property management	441	346	880	639
Loss on early extinguishment of debt	—	659	—	659
Core FFO attributable to common share and unit holders (1)	$94,810	$98,240	$197,891	$193,965
Recurring capital expenditures (2)	(12,184)	(10,330)	(20,895)	(18,190)
Leasing costs	(992)	(1,130)	(1,902)	(2,129)
Adjusted FFO attributable to common share and unit holders (1)	$81,634	$86,780	$175,094	$173,646
(1)Core FFO and Adjusted FFO attributable to common share and unit holders include negative financial impacts associated with the COVID-19 pandemic that relate to (i) the Company’s socially responsible decisions to waive month-to-month lease premiums and offer zero percent increases on newly signed renewals for leases expiring throughout the second quarter of 2020, (ii) waived late fees throughout the second quarter of 2020, and (iii) $9.4 million of other negative financial impacts from the COVID-19 pandemic including $7.0 million of increased uncollectible rents, $1.9 million of increased uncollectible tenant utility reimbursements and $0.5 million of increased costs associated with enhanced cleaning and safety protocols. Additionally, due to stay-at-home orders during the COVID-19 pandemic, Adjusted FFO attributable to common share and unit holders includes above average levels of HVAC system replacements resulting in $1.3 million of incremental HVAC capital expenditures within the second quarter of 2020.
(2)As a portion of our homes are recently developed, acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

EBITDA / EBITDAre / Adjusted EBITDAre / Fully Adjusted EBITDAre

        EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT by adjusting EBITDA for the net gain or loss on sales / impairment of single-family properties and other and adjusting for unconsolidated partnerships and joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to the impacted single-family properties, and (4) gain or loss on early extinguishment of debt. Fully Adjusted EBITDAre (formerly known as Adjusted EBITDAre after Capex and Leasing Costs) is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) Recurring Capital Expenditures and (2) leasing costs. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

        The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$31,807	$40,304	$69,334	$73,395
Interest expense	29,558	32,571	59,273	64,486
Depreciation and amortization	84,836	82,840	167,657	164,001
EBITDA	$146,201	$155,715	$296,264	$301,882

Net (gain) on sale / impairment of single-family properties and other	(10,293)	(12,796)	(15,907)	(17,941)
Adjustments for unconsolidated joint ventures	388	747	626	1,301
EBITDAre	$136,296	$143,666	$280,983	$285,242

Noncash share-based compensation - general and administrative	1,649	923	3,018	1,582
Noncash share-based compensation - property management	441	346	880	639
Acquisition and other transaction costs	1,956	970	4,103	1,804
Loss on early extinguishment of debt	—	659	—	659
Adjusted EBITDAre	$140,342	$146,564	$288,984	$289,926

Recurring capital expenditures (1)	(12,184)	(10,330)	(20,895)	(18,190)
Leasing costs	(992)	(1,130)	(1,902)	(2,129)
Fully Adjusted EBITDAre	$127,166	$135,104	$266,187	$269,607
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        During the six months ended June 30, 2020, the Company borrowed an additional $130.0 million, resulting in $130.0 million of outstanding variable rate debt as of June 30, 2020. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

        As of June 30, 2020, assuming no change in the outstanding balance of our existing variable rate debt, a hypothetical 100 basis point increase or decrease in the London Inter-Bank Offered Rate would increase or decrease our projected annual interest expense by approximately $1.3 million or $0.2 million, respectively. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Internal Control over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

        There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

        Our business is subject to risks from the COVID-19 pandemic that is currently impacting our tenants, employees and suppliers. The COVID-19 pandemic has spread rapidly, adversely affecting public health, economic activity and employment. The risks to our business from the COVID-19 pandemic include:

•The COVID-19 pandemic and the measures taken to combat it have resulted in a significant increase in unemployment. Our operating results depend significantly on the ability of our current and prospective tenants to pay their rent. To the extent our current tenants or prospective tenants experience unemployment, deteriorating financial conditions, and declines in household income, they may be unwilling or unable to pay rent in full on a timely basis or renew or enter into new leases for our homes, and our revenues and operating results could be negatively affected. We have received a number of tenant inquiries regarding rent relief and we continue to work closely with delinquent residents on a case-by-case basis to find the resolution that is best for the resident and the Company. Although minimal to date, workout options have included and may in the future include deferred payment plans which we began offering in June, or, where appropriate, early lease termination. The longer the COVID-19 pandemic continues, the greater the adverse impact may be on our tenants’ ability to make timely rental payments, on prospective residents to afford our homes, and ultimately on our occupancy.

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

•Our acquisition and development activities have been slowed. Our growth may be adversely impacted as our ability to acquire and construct homes has been negatively affected by COVID-19. Due to market uncertainties regarding future asset values, we have temporarily suspended acquisitions through traditional channels and our National Builder Program. We have continued new home construction, which most states permit as an essential business activity; however, some states where we are constructing new homes, such as Washington, temporarily prohibited residential construction during the early stages of the COVID-19 pandemic and may institute future prohibitions. We have also experienced certain other COVID-19 related construction delays, including government office slowdowns. In addition, adverse impacts on the supply of construction materials and labor may delay or halt our construction activity.

•Our employees face COVID-19 health risks. If a significant number of our employees, or if key personnel, are unable to work as a result of COVID-19, this would adversely impact our business and operating results. In addition, during the COVID-19 outbreak, substantially all of our employees are working remotely and depend on Internet and third-party communications vendors that may be unreliable, experience shut-downs or be subject to new cybersecurity risks, adversely impacting operations.

•COVID-19 may delay our ability to maintain our properties. During the beginning of the COVID-19 outbreak, we prioritized emergency repair and maintenance activities for occupied homes and we believe some tenants may be reluctant to request routine maintenance during the COVID-19 pandemic. Deferring routine repairs and maintenance may impact the value and desirability of our rental homes. It may also increase the expense and difficulty of completing these repairs in the future and may delay other needed repairs when the COVID-19 pandemic no longer constrains business activity.

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

        We believe that the degree to which COVID-19 adversely impacts our business, operating results, cash flows, ability to make distributions, ability to service our debt and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future public health crises could have similar impacts.

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

4.5	Form of Global Note representing the Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 23, 2019.)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: August 7, 2020

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: August 7, 2020