Form 10-Q
period 2020-09-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2020-11-06
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
    American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 315,628,067 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on November 4, 2020.

EXPLANATORY NOTE

    This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our,” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

    AH4R is the general partner of, and as of September 30, 2020 owned approximately 85.8% of the common partnership interest in, the Operating Partnership. The remaining 14.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on the financial condition, operating results and cash flows of the Company, our tenants, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including resurgences, status of eviction moratoriums, the speed and effectiveness of vaccine and treatment developments and the direct and indirect economic effects of the pandemic and containment measures, among others.

These and other important factors, including those discussed or incorporated by reference under Part II, “Item 1A. Risk Factors,” Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, filed with the Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Single-family properties:
Land	$1,813,951	$1,756,504
Buildings and improvements	8,022,817	7,691,877
Single-family properties in operation	9,836,768	9,448,381
Less: accumulated depreciation	(1,677,831)	(1,462,105)
Single-family properties in operation, net	8,158,937	7,986,276
Single-family properties under development and development land	449,867	355,427
Single-family properties held for sale, net	146,447	209,828
Total real estate assets, net	8,755,251	8,551,531
Cash and cash equivalents	315,808	37,575
Restricted cash	126,219	126,544
Rent and other receivables	46,908	29,618
Escrow deposits, prepaid expenses and other assets	135,251	140,961
Investments in unconsolidated joint ventures	74,981	67,935
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,600,363	$9,100,109

Liabilities
Revolving credit facility	$—	$—
Asset-backed securitizations, net	1,931,725	1,945,044
Unsecured senior notes, net	889,467	888,453
Accounts payable and accrued expenses	324,732	243,193
Amounts payable to affiliates	—	4,629
Total liabilities	3,145,924	3,081,319

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 315,628,067 and 300,107,599 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	3,156	3,001
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2020 and December 31, 2019)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 35,350,000 shares issued and outstanding at September 30, 2020 and December 31, 2019)	354	354
Additional paid-in capital	6,214,149	5,790,775
Accumulated deficit	(454,697)	(465,368)
Accumulated other comprehensive income	6,041	6,658
Total shareholders’ equity	5,769,009	5,335,426
Noncontrolling interest	685,430	683,364
Total equity	6,454,439	6,018,790

Total liabilities and equity	$9,600,363	$9,100,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rents and other single-family property revenues	$307,932	$293,064	$875,963	$850,672
Other	2,877	5,240	7,538	8,696
Total revenues	310,809	298,304	883,501	859,368

Expenses:
Property operating expenses	126,174	119,791	344,107	331,066
Property management expenses	21,976	22,727	67,512	65,086
General and administrative expense	12,570	11,107	35,329	31,028
Interest expense	29,267	31,465	88,540	95,951
Acquisition and other transaction costs	1,616	651	5,719	2,455
Depreciation and amortization	86,996	82,073	254,653	246,074
Other	4,479	2,610	11,992	5,148
Total expenses	283,078	270,424	807,852	776,808

Gain on sale of single-family properties and other, net	12,422	13,521	33,838	32,895
Loss on early extinguishment of debt	—	—	—	(659)

Net income	40,153	41,401	109,487	114,796

Noncontrolling interest	3,819	4,099	9,976	11,129
Dividends on preferred shares	13,782	13,782	41,346	41,346

Net income attributable to common shareholders	$22,552	$23,520	$58,165	$62,321

Weighted-average common shares outstanding:
Basic	308,080,226	300,580,978	303,319,053	298,974,146
Diluted	308,541,502	301,032,855	303,775,556	299,479,234

Net income attributable to common shareholders per share:
Basic	$0.07	$0.08	$0.19	$0.21
Diluted	$0.07	$0.08	$0.19	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$40,153	$41,401	$109,487	$114,796
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	(241)	(241)	(722)	(722)
Other comprehensive loss	(241)	(241)	(722)	(722)
Comprehensive income	39,912	41,160	108,765	114,074
Comprehensive income attributable to noncontrolling interests	3,784	4,063	9,871	11,018
Dividends on preferred shares	13,782	13,782	41,346	41,346
Comprehensive income attributable to common shareholders	$22,346	$23,315	$57,548	$61,710

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2020	300,512,943	$3,005	635,075	$6	35,350,000	$354	$5,797,384	$(461,435)	$6,247	$5,345,561	$684,248	$6,029,809
Share-based compensation	—	—	—	—	—	—	2,170	—	—	2,170	—	2,170
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	78,994	1	—	—	—	—	1,245	—	—	1,246	—	1,246
Issuance of Class A common shares, net of offering costs of $0.6 million	15,036,130	150	—	—	—	—	413,350	—	—	413,500	—	413,500
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,602)	(2,602)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(15,814)	—	(15,814)	—	(15,814)
Net income	—	—	—	—	—	—	—	36,334	—	36,334	3,819	40,153
Total other comprehensive loss	—	—	—	—	—	—	—	—	(206)	(206)	(35)	(241)
Balances at September 30, 2020	315,628,067	$3,156	635,075	$6	35,350,000	$354	$6,214,149	$(454,697)	$6,041	$5,769,009	$685,430	$6,454,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$109,487	$114,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,653	246,074
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	5,564	5,588
Noncash share-based compensation	6,068	3,509
Loss on early extinguishment of debt	—	659
Equity in net losses (income) of unconsolidated joint ventures	963	(771)
Net gain on sale of single-family properties and other	(33,838)	(32,895)
Loss on impairment of single-family properties and other	5,316	3,083
Other changes in operating assets and liabilities:
Rent and other receivables	(20,997)	(9,468)
Prepaid expenses and other assets	7,879	(2,741)
Deferred leasing costs	(3,059)	(3,244)
Accounts payable and accrued expenses	96,401	95,502
Amounts due from related parties	(1,026)	323
Net cash provided by operating activities	427,411	420,415

Investing activities
Cash paid for single-family properties	(170,633)	(77,883)
Change in escrow deposits for purchase of single-family properties	2,604	(4,543)
Net proceeds received from sales of single-family properties and other	185,033	151,502
Proceeds received from hurricane-related insurance claims	3,705	2,171
Investment in unconsolidated joint ventures	(15,667)	(4,768)
Distributions from joint ventures	81,153	17,393
Renovations to single-family properties	(11,022)	(19,332)
Recurring and other capital expenditures for single-family properties	(79,077)	(52,067)
Cash paid for development activity	(420,496)	(236,398)
Other purchases of productive assets	(12,692)	(171)
Net cash used for investing activities	(437,092)	(224,096)

Financing activities
Proceeds from issuance of Class A common shares	414,100	—
Payments of Class A common share issuance costs	(600)	—
Proceeds from exercise of stock options	5,599	11,105
Payments related to tax withholding for share-based compensation	(1,638)	(834)
Payments on asset-backed securitizations	(17,110)	(16,287)
Proceeds from revolving credit facility	130,000	—
Payments on revolving credit facility	(130,000)	(250,000)
Payments on term loan facility	—	(100,000)
Proceeds from unsecured senior notes, net of discount	—	397,944
Distributions to noncontrolling interests	(10,381)	(10,701)
Distributions to common shareholders	(61,035)	(59,832)
Distributions to preferred shareholders	(41,346)	(41,346)
Deferred financing costs paid	—	(3,572)
Net cash provided by (used for) financing activities	287,589	(73,523)

Net increase in cash, cash equivalents and restricted cash	277,908	122,796
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	164,119	175,214
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$442,027	$298,010

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(93,261)	$(93,901)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$14,861	$14,822
Transfers of completed homebuilding deliveries to properties	263,329	107,445
Property and land contributions to unconsolidated joint ventures	(79,370)	(18,599)
Note receivable related to a bulk sale of properties, net of discount	—	29,474
Accrued distributions to non-affiliates	32	59

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Single-family properties:
Land	$1,813,951	$1,756,504
Buildings and improvements	8,022,817	7,691,877
Single-family properties in operation	9,836,768	9,448,381
Less: accumulated depreciation	(1,677,831)	(1,462,105)
Single-family properties in operation, net	8,158,937	7,986,276
Single-family properties under development and development land	449,867	355,427
Single-family properties held for sale, net	146,447	209,828
Total real estate assets, net	8,755,251	8,551,531
Cash and cash equivalents	315,808	37,575
Restricted cash	126,219	126,544
Rent and other receivables	46,908	29,618
Escrow deposits, prepaid expenses and other assets	135,251	140,681
Investments in unconsolidated joint ventures	74,981	67,935
Amounts due from affiliates	25,666	25,946
Goodwill	120,279	120,279
Total assets	$9,600,363	$9,100,109

Liabilities
Revolving credit facility	$—	$—
Asset-backed securitizations, net	1,931,725	1,945,044
Unsecured senior notes, net	889,467	888,453
Accounts payable and accrued expenses	324,732	243,193
Amounts payable to affiliates	—	4,629
Total liabilities	3,145,924	3,081,319

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (316,263,142 and 300,742,674 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	4,908,533	4,474,333
Preferred units (35,350,000 units issued and outstanding at September 30, 2020 and December 31, 2019)	854,435	854,435
Limited partner:
Common units (52,026,980 units issued and outstanding at September 30, 2020 and December 31, 2019)	684,370	682,199
Accumulated other comprehensive income	7,101	7,823
Total capital	6,454,439	6,018,790

Total liabilities and capital	$9,600,363	$9,100,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rents and other single-family property revenues	$307,932	$293,064	$875,963	$850,672
Other	2,877	5,240	7,538	8,696
Total revenues	310,809	298,304	883,501	859,368

Expenses:
Property operating expenses	126,174	119,791	344,107	331,066
Property management expenses	21,976	22,727	67,512	65,086
General and administrative expense	12,570	11,107	35,329	31,028
Interest expense	29,267	31,465	88,540	95,951
Acquisition and other transaction costs	1,616	651	5,719	2,455
Depreciation and amortization	86,996	82,073	254,653	246,074
Other	4,479	2,610	11,992	5,148
Total expenses	283,078	270,424	807,852	776,808

Gain on sale of single-family properties and other, net	12,422	13,521	33,838	32,895
Loss on early extinguishment of debt	—	—	—	(659)

Net income	40,153	41,401	109,487	114,796

Preferred distributions	13,782	13,782	41,346	41,346

Net income attributable to common unitholders	$26,371	$27,619	$68,141	$73,450

Weighted-average common units outstanding:
Basic	360,107,206	352,714,480	355,346,033	352,362,220
Diluted	360,568,482	353,166,357	355,802,536	352,867,308

Net income attributable to common unitholders per unit:
Basic	$0.07	$0.08	$0.19	$0.21
Diluted	$0.07	$0.08	$0.19	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$40,153	$41,401	$109,487	$114,796
Other comprehensive loss:
Gain on cash flow hedging instrument:
Reclassification adjustment for amortization of interest expense included in net income	(241)	(241)	(722)	(722)
Other comprehensive loss	(241)	(241)	(722)	(722)
Comprehensive income	39,912	41,160	108,765	114,074
Preferred distributions	13,782	13,782	41,346	41,346
Comprehensive income attributable to common unitholders	$26,130	$27,378	$67,419	$72,728

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2019	300,742,674	$4,474,333	$854,435	52,026,980	$682,199	$7,823	$6,018,790
Share-based compensation	—	1,808	—	—	—	—	1,808
Common units issued under share-based compensation plans, net of units withheld for employee taxes	208,010	(163)	—	—	—	—	(163)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,088)	—	—	(2,602)	—	(17,690)
Cumulative effect of adoption of ASU 2016-13 (Notes 2 and 6)	—	(1,494)	—	—	—	—	(1,494)
Net income	—	20,244	13,782	—	3,501	—	37,527
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at March 31, 2020	300,950,684	$4,479,640	$854,435	52,026,980	$683,098	$7,582	$6,024,755
Share-based compensation	—	2,090	—	—	—	—	2,090
Common units issued under share-based compensation plans, net of units withheld for employee taxes	197,334	2,878	—	—	—	—	2,878
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,098)	—	—	(2,601)	—	(17,699)
Net income	—	15,369	13,782	—	2,656	—	31,807
Total other comprehensive loss	—	—	—	—	—	(240)	(240)
Balances at June 30, 2020	301,148,018	$4,484,879	$854,435	52,026,980	$683,153	$7,342	$6,029,809
Share-based compensation	—	2,170	—	—	—	—	2,170
Common units issued under share-based compensation plans, net of units withheld for employee taxes	78,994	1,246	—	—	—	—	1,246
Issuance of Class A common units, net of offering costs of $0.6 million	15,036,130	413,500	—	—	—	—	413,500
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,814)	—	—	(2,602)	—	(18,416)
Net income	—	22,552	13,782	—	3,819	—	40,153
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at September 30, 2020	316,263,142	$4,908,533	$854,435	52,026,980	$684,370	$7,101	$6,454,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$109,487	$114,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,653	246,074
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	5,564	5,588
Noncash share-based compensation	6,068	3,509
Loss on early extinguishment of debt	—	659
Equity in net losses (income) of unconsolidated joint ventures	963	(771)
Net gain on sale of single-family properties and other	(33,838)	(32,895)
Loss on impairment of single-family properties and other	5,316	3,083
Other changes in operating assets and liabilities:
Rent and other receivables	(20,997)	(9,468)
Prepaid expenses and other assets	7,879	(2,741)
Deferred leasing costs	(3,059)	(3,244)
Accounts payable and accrued expenses	96,401	95,502
Amounts due from related parties	(1,026)	323
Net cash provided by operating activities	427,411	420,415

Investing activities
Cash paid for single-family properties	(170,633)	(77,883)
Change in escrow deposits for purchase of single-family properties	2,604	(4,543)
Net proceeds received from sales of single-family properties and other	185,033	151,502
Proceeds received from hurricane-related insurance claims	3,705	2,171
Investment in unconsolidated joint ventures	(15,667)	(4,768)
Distributions from joint ventures	81,153	17,393
Renovations to single-family properties	(11,022)	(19,332)
Recurring and other capital expenditures for single-family properties	(79,077)	(52,067)
Cash paid for development activity	(420,496)	(236,398)
Other purchases of productive assets	(12,692)	(171)
Net cash used for investing activities	(437,092)	(224,096)

Financing activities
Proceeds from issuance of Class A common units	414,100	—
Payments of Class A common unit issuance costs	(600)	—
Proceeds from exercise of stock options	5,599	11,105
Payments related to tax withholding for share-based compensation	(1,638)	(834)
Payments on asset-backed securitizations	(17,110)	(16,287)
Proceeds from revolving credit facility	130,000	—
Payments on revolving credit facility	(130,000)	(250,000)
Payments on term loan facility	—	(100,000)
Proceeds from unsecured senior notes, net of discount	—	397,944
Distributions to common unitholders	(71,416)	(70,533)
Distributions to preferred unitholders	(41,346)	(41,346)
Deferred financing costs paid	—	(3,572)
Net cash provided by (used for) financing activities	287,589	(73,523)

Net increase in cash, cash equivalents and restricted cash	277,908	122,796
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	164,119	175,214
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$442,027	$298,010

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(93,261)	$(93,901)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$14,861	$14,822
Transfers of completed homebuilding deliveries to properties	263,329	107,445
Property and land contributions to unconsolidated joint ventures	(79,370)	(18,599)
Note receivable related to a bulk sale of properties, net of discount	—	29,474
Accrued distributions to non-affiliates	32	59

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

    American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of September 30, 2020, the Company held 53,229 single-family properties in 22 states, including 813 properties classified as held for sale.

    AH4R is the general partner of, and as of September 30, 2020 owned approximately 85.8% of the common partnership interest in, the Operating Partnership. The remaining 14.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

    The accompanying condensed consolidated financial statements are unaudited and present the accounts of both the Company, which include AH4R, the Operating Partnership and their consolidated subsidiaries, as well as the Operating Partnership, which include the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if the Company is the primary beneficiary of the VIE as determined by the Company’s power to direct the VIE’s activities and its obligation to absorb its losses or the right to receive its benefits that are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in an unconsolidated subsidiary and are included in investments in unconsolidated joint ventures within the condensed consolidated balance sheets.

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

Accounting Pronouncements Adopted July 1, 2020

    In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies the interaction between ASC Topics 321, 323 and 815. ASC 321, Investments—Equity Securities, provides a company with a measurement alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any. If the company then identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it should measure the equity security at fair value as of the date that the observable transaction occurred. The amendments in this ASU clarify that a company should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC 321 immediately before applying or upon discontinuing the equity method. The amendments in this ASU also clarify the accounting treatment of forward contracts and purchased options for securities that will be accounted for under the equity method of accounting upon settlement or exercise. The guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those annual periods with early adoption permitted. The amendments in this ASU should be applied prospectively by applying the amendments at the beginning of the interim period that includes the adoption date. The Company adopted this guidance effective July 1, 2020. The adoption of this guidance did not have a material impact on our financial statements.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	September 30,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$315,808	$171,209	$37,575	$30,284
Restricted cash	126,219	126,801	126,544	144,930
Total cash, cash equivalents and restricted cash	$442,027	$298,010	$164,119	$175,214

Note 4. Real Estate Assets, Net

    The net book values of real estate assets consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Occupied single-family properties	$7,935,286	$7,534,627
Single-family properties recently acquired or developed	22,830	88,181
Single-family properties in turnover process	139,100	308,008
Single-family properties leased, not yet occupied	61,721	55,460
Single-family properties in operation, net	8,158,937	7,986,276
Development land	241,147	224,041
Single-family properties under development	208,720	131,386
Single-family properties held for sale, net	146,447	209,828
Total real estate assets, net	$8,755,251	$8,551,531

    Depreciation expense related to single-family properties was $83.7 million and $78.3 million for the three months ended September 30, 2020 and 2019, respectively, and $245.1 million and $233.7 million for the nine months ended September 30, 2020 and 2019, respectively.

    The following table summarizes the Company’s dispositions of single-family properties and land for the three and nine months ended September 30, 2020 and 2019 (in thousands, except property data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Single-family properties:
Properties sold	233	341	859	954
Net proceeds (1)	$56,150	$64,014	$184,962	$179,465
Net gain on sale (2)	$12,422	$13,506	$36,831	$32,655
Land:
Net proceeds	$—	$316	$71	$1,511
Net gain on sale	$—	$15	$7	$240
(1)Total net proceeds for the nine months ended September 30, 2019 included a $30.7 million note receivable, before a $1.2 million discount, which is presented in escrow deposits, prepaid expenses and other assets (see Note 6. Escrow Deposits, Prepaid Expenses and Other Assets).
(2)Includes gain or loss on transfers to unconsolidated joint ventures.

Note 5. Rent and Other Receivables

    Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $49.9 million and $48.3 million for the three months ended September 30, 2020 and 2019, respectively, and $125.4 million and $123.6 million for the nine months ended September 30, 2020 and 2019, respectively. Variable lease payments for fees from single-family properties were $4.3 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively, and $11.7 million and $10.2 million for the nine months ended September 30, 2020 and 2019, respectively.

    The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of September 30, 2020 (in thousands):

September 30, 2020
Remaining 2020	$232,350
2021	381,892
2022	17,003
2023	82
Total	$631,327

    As of September 30, 2020 and December 31, 2019, rent and other receivables also included $4.8 million and $2.7 million of insurance claims receivables.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

    The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Escrow deposits, prepaid expenses and other	$45,687	$54,545
Deferred costs and other intangibles, net	5,352	6,840
Notes receivable, net	35,434	36,834
Commercial real estate, software, vehicles and FF&E, net	48,778	42,742
Total	$135,251	$140,961

    Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $2.3 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively, and $6.4 million and $5.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Deferred Costs and Other Intangibles, Net

    Deferred costs and other intangibles, net, consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Deferred leasing costs	$3,632	$3,738
Deferred financing costs	11,244	11,244
Database intangible asset	—	2,100
	14,876	17,082
Less: accumulated amortization	(9,524)	(10,242)
Total	$5,352	$6,840

    Amortization expense related to deferred leasing costs, the value of in-place leases, and database intangibles was $1.0 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $3.1 million and $6.7 million for the nine months ended September 30, 2020 and 2019, respectively, and was included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million for both the three months ended September 30, 2020 and 2019 and $1.5 million for both the nine months ended September 30, 2020 and 2019 and was included in gross interest, prior to interest capitalization (see Note 8. Debt).

    The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2020 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2020	$832	$495	$1,327
2021	1,093	1,964	3,057
2022	—	968	968
Total	$1,925	$3,427	$5,352

Notes Receivable, Net

    The Company obtained promissory notes in connection with two bulk dispositions of our single-family properties. The promissory note obtained during the second quarter of 2019 matures in the second quarter of 2025 and the promissory note obtained during the first quarter of 2017 matures in the first quarter of 2022. The promissory notes are secured by first priority mortgages on the disposed homes, contain certain covenants and require monthly or quarterly interest payments with the full principal due at maturity.

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

Note 7. Investments in Unconsolidated Joint Ventures

    As of September 30, 2020, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting.

    During the second quarter of 2014, the Company entered into a joint venture with the Alaska Permanent Fund Corporation (the “Alaska JV”) to invest in homes acquired through traditional acquisition channels and during the third quarter of 2018, the Company entered into a joint venture with another leading institutional investor (the “Institutional Investor JV”) to invest in newly constructed single-family rental homes. During the first quarter of 2020, the Company entered into a $253.1 million strategic joint venture, which has an evergreen term, with institutional investors advised by J.P. Morgan Asset Management (the “J.P. Morgan JV”) focused on constructing and operating newly built rental homes, which was subsequently upsized to $625.0 million during the second quarter of 2020.

    The following table summarizes our investments in unconsolidated joint ventures (in thousands, except percentages and property data):

Joint Venture Description	% Ownership at September 30, 2020	Completed Homes at September 30, 2020	Balances at September 30, 2020	Balances at December 31, 2019
Alaska JV	20%	373	$26,873	$29,326
Institutional Investor JV	20%	642	28,821	33,757
J.P. Morgan JV	20%	116	19,287	—
Other (1)	N/A	N/A	—	4,852
		1,131	$74,981	$67,935
(1)    Includes legacy joint ventures, which the Company acquired as part of the American Residential Properties, Inc. merger in February 2016, that were liquidated during the first quarter of 2020.

    The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $1.7 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $3.9 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively, and was included in other revenues within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

    In August 2020, Institutional Investor JV entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at LIBOR plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of September 30, 2020, the joint venture’s loan had an $85.2 million outstanding principal balance. The Company has provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

Note 8. Debt

    All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2020 and December 31, 2019 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2020	December 31, 2019
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$481,520	$485,828
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	496,577	501,393
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	522,338	526,560
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	453,448	457,212
Total asset-backed securitizations			1,953,883	1,970,993
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
Revolving credit facility (5)	1.35%	June 30, 2022	—	—
Total debt			2,853,883	2,870,993
Unamortized discounts on unsecured senior notes			(3,780)	(4,143)
Deferred financing costs, net (6)			(28,911)	(33,353)
Total debt per balance sheet			$2,821,192	$2,833,497
(1)Interest rates are as of September 30, 2020. Unless otherwise stated, interest rates are fixed percentages.
(2)The AH4R 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.
(3)The AH4R 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.
(4)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $800.0 million and the Company had approximately $1.5 million and $6.2 million committed to outstanding letters of credit that reduced our borrowing capacity as of September 30, 2020 and December 31, 2019, respectively. The revolving credit facility bears interest at LIBOR plus 1.20% as of September 30, 2020. LIBOR is expected to be discontinued after 2021 and the Company expects to replace the contractual reference rate with an appropriate alternative. The Company does not expect this modification to have a material impact on its financial statements.
(6)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs was $1.5 million for both the three months ended September 30, 2020 and 2019 and $4.5 million for both the nine months ended September 30, 2020 and 2019, respectively, which was included in gross interest, prior to interest capitalization.

Debt Maturities

    The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of September 30, 2020 (in thousands):

Debt Maturities
Remaining 2020	$5,179
2021	20,714
2022	20,714
2023	20,714
2024	954,560
Thereafter	1,832,002
Total debt	$2,853,883

Interest Expense

    The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Gross interest cost	$34,075	$34,213	$103,069	$104,046
Capitalized interest	(4,808)	(2,748)	(14,529)	(8,095)
Interest expense	$29,267	$31,465	$88,540	$95,951

Note 9. Accounts Payable and Accrued Expenses

    The following table summarizes accounts payable and accrued expenses as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accrued property taxes	$132,246	$44,280
Resident security deposits	90,211	84,832
Prepaid rent	21,259	19,970
Accrued construction and maintenance liabilities	18,959	20,435
Accrued interest	12,805	23,090
Accounts payable	1,598	5,037
Accrued distribution payable	—	13,024
Other accrued liabilities	47,654	32,525
Total	$324,732	$243,193

Note 10. Shareholders’ Equity / Partners’ Capital

    When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Share Offering

    During the third quarter of 2020, the Company issued 14,950,000 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering, raising net proceeds of $411.7 million after deducting underwriting discounts and before offering costs of approximately $0.2 million. The Company used the net proceeds from this offering to repay indebtedness the Company had incurred under its revolving credit facility and intends to use the remaining net proceeds (i) to develop new single-family properties and communities, (ii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iii) for general corporate purposes. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

At-the-Market Common Share Offering Program
    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three and nine months ended September 30, 2020, the Company issued 86,130 Class A common shares under the At-the-Market Program, raising $2.4 million in gross proceeds before commissions and other expenses of approximately $0.4 million. As of September 30, 2020, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2020 and 2019, we did not repurchase and retire any of our shares. As of September 30, 2020, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Preferred Shares

    As of September 30, 2020 and December 31, 2019, the Company had the following series of preferred shares outstanding (in thousands, except share data):

				September 30, 2020		December 31, 2019
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	$268,750	10,750,000	$268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				35,350,000	$883,750	35,350,000	$883,750

Distributions

    The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding Operating Partnership units.

	For the Three Months Ended
Security	September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019	March 31, 2019
Class A and Class B common shares	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
6.500% Series D perpetual preferred shares	0.41	0.41	0.41	0.41	0.41	0.41
6.350% Series E perpetual preferred shares	0.40	0.40	0.40	0.40	0.40	0.40
5.875% Series F perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39	0.39	0.39

Noncontrolling Interest

    Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 51,429,990, or approximately 14.0% and 14.6%, of the total 368,290,122 and 352,769,654 Class A units in the Operating Partnership as of September 30, 2020 and December 31, 2019, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2%, of the total 368,290,122 and 352,769,654 Class A units in the Operating Partnership as of September 30, 2020 and December 31, 2019, respectively. The Operating Partnership units owned by former AH LLC members and non-affiliates reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

    Restricted stock units (“RSUs”) granted to employees during the nine months ended September 30, 2020 vest over a three-year service period, and stock options and RSUs granted to employees during the nine months ended September 30, 2019 vest over a four-year service period. RSUs granted to non-management trustees vest over a one-year service period. Stock options granted during the nine months ended September 30, 2019 expire 10 years from the date of grant.

    The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
Options outstanding at beginning of period	1,529,800	2,252,275
Granted	—	20,000
Exercised	(333,650)	(698,525)
Forfeited	(2,850)	(12,350)
Options outstanding at end of period	1,193,300	1,561,400
Options exercisable at end of period	1,049,200	1,194,750

    The following table summarizes RSU activity under the Plan for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
RSUs outstanding at beginning of period	599,109	372,375
Units awarded	470,147	345,334
Units vested	(207,947)	(111,000)
Units forfeited	(42,565)	(11,900)
RSUs outstanding at end of period	818,744	594,809

    The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. The following table summarizes the activity that relates to the Company’s noncash share-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative expense	$1,723	$938	$4,741	$2,520
Property management expenses	447	350	1,327	989
Total noncash share-based compensation expense	$2,170	$1,288	$6,068	$3,509

Note 12. Earnings per Share / Unit

    American Homes 4 Rent

    The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$40,153	$41,401	$109,487	$114,796
Less:
Noncontrolling interest	3,819	4,099	9,976	11,129
Dividends on preferred shares	13,782	13,782	41,346	41,346
Allocation to participating securities (1)	56	48	152	122
Numerator for income per common share–basic and diluted	$22,496	$23,472	$58,013	$62,199

Denominator:
Weighted-average common shares outstanding–basic	308,080,226	300,580,978	303,319,053	298,974,146
Effect of dilutive securities:
Share-based compensation plan (2)	461,276	451,877	456,503	505,088
Weighted-average common shares outstanding–diluted (3)	308,541,502	301,032,855	303,775,556	299,479,234

Net income per common share:
Basic	$0.07	$0.08	$0.19	$0.21
Diluted	$0.07	$0.08	$0.19	$0.21
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

    American Homes 4 Rent, L.P.

    The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and nine months ended September 30, 2020 and 2019 (in thousands, except unit and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$40,153	$41,401	$109,487	$114,796
Less:
Preferred distributions	13,782	13,782	41,346	41,346
Allocation to participating securities (1)	56	48	152	122
Numerator for income per common unit–basic and diluted	$26,315	$27,571	$67,989	$73,328

Denominator:
Weighted-average common units outstanding–basic	360,107,206	352,714,480	355,346,033	352,362,220
Effect of dilutive securities:
Share-based compensation plan (2)	461,276	451,877	456,503	505,088
Weighted-average common units outstanding–diluted	360,568,482	353,166,357	355,802,536	352,867,308

Net income per common unit:
Basic	$0.07	$0.08	$0.19	$0.21
Diluted	$0.07	$0.08	$0.19	$0.21
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

    The following table displays the carrying values and fair values of our debt instruments as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$476,360	$490,024	$479,706	$491,302
AH4R 2014-SFR3 securitization	491,180	506,204	495,029	510,486
AH4R 2015-SFR1 securitization	516,367	531,225	519,576	534,531
AH4R 2015-SFR2 securitization	447,818	462,657	450,733	466,558
Total asset-backed securitizations	1,931,725	1,990,110	1,945,044	2,002,877
2028 unsecured senior notes, net	494,181	568,775	493,589	531,870
2029 unsecured senior notes, net	395,286	477,008	394,864	446,728
Total unsecured senior notes, net	889,467	1,045,783	888,453	978,598
Revolving credit facility	—	—	—	—
Total debt	$2,821,192	$3,035,893	$2,833,497	$2,981,475

Note 14. Related Party Transactions

    As of September 30, 2020 and December 31, 2019, affiliates owned approximately 14.2% and 13.6%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 51,272,165 Class A units as of September 30, 2020 and December 31, 2019) an approximate 26.3% interest as of September 30, 2020 and December 31, 2019.

    American Homes 4 Rent

    As of December 31, 2019, the Company had a $4.6 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Company’s condensed consolidated balance sheets.

    American Homes 4 Rent, L.P.

    As of September 30, 2020, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets. As of December 31, 2019, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets, and had a $4.6 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Operating Partnership’s condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

    As of September 30, 2020, the Company had commitments to acquire 396 single-family properties for an aggregate purchase price of $99.8 million, as well as $65.5 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program. As of December 31, 2019, the Company had commitments to acquire 289 single-family properties for an aggregate purchase price of $75.1 million, as well as $44.3 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program.

    As of September 30, 2020 and December 31, 2019, the Company had sales in escrow for approximately 108 and 305 of our single-family properties, respectively, for aggregate selling prices of $26.7 million and $57.5 million, respectively.

    As of September 30, 2020 and December 31, 2019, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $36.0 million and $14.5 million, respectively.

    During the third quarter of 2020, we received a notice from the Georgia Attorney General’s Office seeking certain information relevant to an investigation they are conducting about our customary landlord-tenant matters. We are cooperating with the Georgia Attorney General’s Office on this matter.

    The Company is currently involved in a legal matter with a former employee. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2020, the Company recorded a provision of $2.9 million for its estimated liability, net of insurance recoveries, related to this matter.

    We are involved in various other legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

COVID-19 Pandemic

    The global economy has continued to be severely impacted by the COVID-19 pandemic. We are actively monitoring the impact of the COVID-19 pandemic, which we anticipate will negatively impact our business and results of operations for our fourth fiscal quarter and likely beyond. The extent to which our operations will be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic, the speed and effectiveness of vaccine and treatment developments and actions by government authorities to contain the pandemic or treat its impact, among other things.

Note 16. Subsequent Events

Subsequent Acquisitions

    From October 1, 2020 through October 31, 2020, the Company added 202 properties to its portfolio for a total cost of approximately $57.0 million, which included 95 newly constructed properties delivered through our AMH Development Program and 15 newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

    From October 1, 2020 through October 31, 2020, the Company disposed of 79 properties for aggregate net proceeds of approximately $18.2 million.

Subsequent Joint Venture Activity

    From October 1, 2020 through October 31, 2020, the Company contributed $22.9 million of land and in-process development projects to unconsolidated joint ventures and received $18.3 million in cash distributions from unconsolidated joint ventures in respect of its contributions.

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

    As of September 30, 2020, we owned 53,229 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) in 22 states, including 813 properties held for sale, compared to 52,552 single-family properties in 22 states, including 1,187 properties held for sale, as of December 31, 2019, and 52,537 single-family properties in 22 states, including 1,439 properties held for sale as of September 30, 2019. As of September 30, 2020, we had commitments to acquire an additional 396 single-family properties for an aggregate purchase price of $99.8 million, as well as $65.5 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program. As of September 30, 2020, 51,090, or 97.5%, of our total properties (excluding properties held for sale) were occupied, compared to 48,767, or 94.9%, of our total properties (excluding properties held for sale) as of December 31, 2019, and 48,868, or 95.6%, of our total properties (excluding properties held for sale) as of September 30, 2019. Also, as of September 30, 2020, the Company had an additional 1,131 properties held in unconsolidated joint ventures, compared to 808 properties held in unconsolidated joint ventures as of December 31, 2019, and 717 properties held in unconsolidated joint ventures as of September 30, 2019. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

COVID-19 Business Update

    The Company has maintained continuity in business operations since the beginning of the COVID-19 pandemic and produced strong operating results in the third quarter of 2020 demonstrating the flexibility of its technology enabled operating platform and the resiliency of its high-quality, diversified portfolio. Comprehensive remote working policies remain in place for all corporate and field offices, and operational protocols have been tailored based on state and local mandates to ensure continuity of services, while protecting employees, residents and their families.

    Driven by shifting housing preferences as households migrate away from city centers and apartments, the Company is experiencing record demand levels and reported its highest ever Same-Home portfolio Average Occupied Days Percentages in September and October 2020 of 97.2% and 97.2%, respectively. Additionally, as the Company entered the third quarter of 2020, it began a socially responsible return to normal operating practices, including the assessment of late fees, in jurisdictions where allowable, and modest renewal increases on expiring leases.

    Collections continue to remain resilient. The Company reported third quarter 2020 rental revenue equivalent to 98.0% of quarterly rental billings, comprised of: (i) one percentage point of second quarter 2020 rental billings received and recognized in the third quarter and (ii) 97.0% of revenue recognition on third quarter rental billings. On a cumulative basis through October 2020, we have now received 97.5% of second quarter rental billings and 96.3% of third quarter rental billings, which is consistent with second quarter payment history for the same time frame. Collections are reported without application of any existing resident security deposits or adjustment for deferred payment plans.

    During October 2020, the Company has collected 93.7% of October rents, which represents 101% of second quarter 2020 payment history for the same time frame.

    Although the Company has produced strong operating results to date during the COVID-19 pandemic, the extent to which the pandemic will ultimately impact us and our residents will depend on future developments which are highly uncertain. These include the scope, severity and duration of the pandemic, including resurgences, status of eviction moratoriums, the speed and effectiveness of vaccine and treatment developments and the direct and indirect economic effects of the pandemic and containment measures, among others.

    For more information on risks related to COVID-19, see Part II, “Item 1A. Risk Factors—We are subject to risks from the global pandemic associated with COVID-19 and we may in the future be subject to risks from other public health crises.”

Key Single-Family Property and Leasing Metrics

    The following table summarizes certain key single-family properties metrics as of September 30, 2020:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	4,919	9.4%	$903.5	9.2%	$183,684	2,165	17.3	2015
Dallas-Fort Worth, TX	4,309	8.2%	717.9	7.3%	166,603	2,117	16.5	2014
Charlotte, NC	3,789	7.2%	748.1	7.6%	197,444	2,099	16.0	2015
Phoenix, AZ	3,114	5.9%	552.5	5.6%	177,414	1,835	17.0	2015
Houston, TX	2,988	5.7%	495.8	5.0%	165,923	2,094	14.7	2014
Nashville, TN	2,868	5.5%	619.8	6.3%	216,094	2,109	15.0	2015
Indianapolis, IN	2,801	5.3%	433.7	4.4%	154,853	1,930	18.0	2013
Tampa, FL	2,417	4.6%	488.5	5.0%	202,117	1,943	14.4	2015
Jacksonville, FL	2,374	4.5%	431.8	4.4%	181,887	1,938	14.6	2015
Raleigh, NC	2,093	4.0%	389.5	4.0%	186,084	1,879	15.3	2014
Columbus, OH	2,046	3.9%	356.5	3.6%	174,226	1,870	18.7	2015
Cincinnati, OH	1,967	3.8%	347.1	3.5%	176,466	1,853	18.2	2013
Greater Chicago area, IL and IN	1,731	3.3%	317.8	3.2%	183,566	1,869	19.1	2013
Orlando, FL	1,739	3.3%	321.8	3.3%	185,020	1,901	18.2	2015
Salt Lake City, UT	1,545	2.9%	396.5	4.0%	256,653	2,185	17.1	2015
Charleston, SC	1,242	2.4%	253.4	2.6%	204,036	1,972	11.9	2016
Las Vegas, NV	1,077	2.1%	198.2	2.0%	184,017	1,852	16.7	2013
San Antonio, TX	931	1.8%	150.7	1.5%	161,893	2,019	16.5	2014
Savannah/Hilton Head, SC	916	1.7%	168.2	1.7%	183,625	1,871	12.6	2016
Denver, CO	829	1.6%	247.8	2.5%	298,932	2,106	18.2	2015
All Other (2)	6,721	12.9%	1,297.7	13.3%	193,077	1,877	15.7	2015
Total/Average	52,416	100.0%	$9,836.8	100.0%	$187,667	1,987	16.3	2014

(1)Excludes 813 single-family properties held for sale as of September 30, 2020.
(2)Represents 15 markets in 14 states.

    The following table summarizes certain key leasing metrics as of September 30, 2020:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	97.0%	$1,671	12.0	7.2	2.8%
Dallas-Fort Worth, TX	96.2%	1,796	12.2	6.8	2.4%
Charlotte, NC	97.8%	1,652	12.3	7.4	2.9%
Phoenix, AZ	98.0%	1,515	12.0	6.6	5.3%
Houston, TX	95.8%	1,685	12.4	7.0	1.7%
Nashville, TN	95.6%	1,787	12.0	7.1	2.1%
Indianapolis, IN	97.0%	1,481	12.0	7.1	3.4%
Tampa, FL	97.2%	1,745	12.0	7.1	2.8%
Jacksonville, FL	97.0%	1,632	12.0	7.0	3.0%
Raleigh, NC	96.4%	1,581	12.3	7.2	2.1%
Columbus, OH	98.0%	1,698	12.0	6.8	3.0%
Cincinnati, OH	97.1%	1,659	11.9	7.0	3.1%
Greater Chicago area, IL and IN	97.3%	1,916	12.2	7.1	3.1%
Orlando, FL	96.0%	1,736	12.1	7.3	2.0%
Salt Lake City, UT	97.7%	1,836	12.1	7.3	3.9%
Charleston, SC	97.0%	1,763	12.0	7.2	3.0%
Las Vegas, NV	97.0%	1,637	12.0	7.1	3.8%
San Antonio, TX	95.4%	1,572	12.1	6.8	1.5%
Savannah/Hilton Head, SC	96.4%	1,613	12.1	7.1	2.2%
Denver, CO	94.9%	2,284	12.1	7.1	3.1%
All Other (6)	97.0%	1,668	12.1	7.1	2.7%
Total/Average	96.9%	$1,689	12.1	7.1	2.8%

(1)Leasing information excludes 813 single-family properties held for sale as of September 30, 2020.
(2)For the three months ended September 30, 2020, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended September 30, 2020, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended September 30, 2020, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

    Property Acquisitions, Development and Dispositions

    Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program and acquiring newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the three months ended September 30, 2020, we developed or acquired 508 homes, including 400 newly constructed properties delivered through our AMH Development Program and 108 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 233 homes sold and 46 homes contributed to unconsolidated joint ventures. We are currently continuing construction activity on our existing pipeline of internally developed built-for-rental homes, subject to compliance with state and local mandates related to COVID-19, and we have resumed acquisitions through our National Builder Program and traditional acquisition channel.

    Our properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of September 30, 2020 and December 31, 2019, there were 813 and 1,187 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

    Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 2.7% for the three months ended September 30, 2020, and we experienced turnover rates of 9.2% and 10.8% during the three months ended September 30, 2020 and 2019, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.1% for the nine months ended September 30, 2020, and we experienced turnover rates of 26.3% and 29.6% during the nine months ended September 30, 2020 and 2019, respectively. In response to the COVID-19 pandemic, we waived month-to-month lease premiums and offered zero percent increases on newly signed renewal leases between April and July 2020 and then began a socially responsible return to normal operating practices including modest renewal increases on expiring leases.

    Expenses

    We monitor the following categories of expenses that we believe most significantly affect our results of operations.

    Property Operating Expenses

    Once a property is available for lease for the first time, which we refer to as “rent-ready,” we incur ongoing property-related expenses which may not be subject to our control. These include primarily property taxes, repairs and maintenance (“R&M”), turnover costs, HOA fees (when applicable) and insurance.

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

Results of Operations

    Net income totaled $40.2 million for the three months ended September 30, 2020, compared to net income of $41.4 million for the three months ended September 30, 2019. This decrease was primarily attributable to increased uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic, partially offset by growth in the Company’s portfolio and higher occupancy. Net income totaled $109.5 million for the nine months ended September 30, 2020, compared to net income of $114.8 million for the nine months ended September 30, 2019. This decrease was primarily attributable to increased uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic and a noncash write-down included in other expenses associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. (“ARPI”) merger in February 2016. This decrease was offset in part by growth in the Company’s portfolio and higher occupancy.

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

    Core NOI also excludes (1) gain or loss on early extinguishment of debt, (2) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (3) gain or loss on sales of single-family properties and other, (4) depreciation and amortization, (5) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (6) noncash share-based compensation expense, (7) interest expense, (8) general and administrative expense, (9) other expenses and (10) other revenues. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

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

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

    The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties (2)	$219,868		$38,888		$258,756
Fees from single-family properties (2)	3,569		769		4,338
Bad debt (3)	(4,311)		(786)		(5,097)
Core revenues	219,126		38,871		257,997

Property tax expense	38,683	17.7%	6,658	17.1%	45,341	17.5%
HOA fees, net (4)	4,235	1.9%	825	2.1%	5,060	2.0%
R&M and turnover costs, net (4)(5)	20,356	9.3%	3,674	9.5%	24,030	9.3%
Insurance	2,030	0.9%	437	1.1%	2,467	1.0%
Property management expenses, net (6)	16,960	7.7%	3,910	10.1%	20,870	8.1%
Core property operating expenses	82,264	37.5%	15,504	39.9%	97,768	37.9%

Core NOI	$136,862	62.5%	$23,367	60.1%	$160,229	62.1%

	For the Three Months Ended September 30, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$210,615		$33,238		$243,853
Fees from single-family properties	3,132		525		3,657
Bad debt	(2,290)		(462)		(2,752)
Core revenues	211,457		33,301		244,758

Property tax expense	37,374	17.7%	6,408	19.2%	43,782	17.8%
HOA fees, net (4)	3,858	1.8%	740	2.2%	4,598	1.9%
R&M and turnover costs, net (4)	19,024	9.0%	3,173	9.5%	22,197	9.1%
Insurance	1,931	0.9%	352	1.1%	2,283	0.9%
Property management expenses, net (6)	17,686	8.4%	3,316	10.0%	21,002	8.6%
Core property operating expenses	79,873	37.8%	13,989	42.0%	93,862	38.3%

Core NOI	$131,584	62.2%	$19,312	58.0%	$150,896	61.7%

(1)Includes 44,862 properties that have been stabilized longer than 90 days prior to January 1, 2019.
(2)As a result of the COVID-19 pandemic, rents from single-family properties were impacted by the Company’s socially responsible decisions between April and July 2020 to waive month-to-month lease premiums and offer zero percent increases on newly signed renewal leases. Fees from single-family properties were also impacted as the Company waived late fees between April and July 2020.
(3)Includes increased uncollectible rents related to the COVID-19 pandemic of $2.2 million and $1.9 million for the total portfolio and Same-Home portfolio, respectively, during the third quarter of 2020.
(4)Presented net of tenant charge-backs.
(5)Includes increased uncollectible tenant utility reimbursements of $0.7 million and $0.6 million for the total portfolio and Same-Home portfolio, respectively, during the third quarter of 2020.
(6)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

    The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended September 30, 2020 and 2019 (amounts in thousands):

	For the Three Months Ended September 30,
	2020	2019
Core revenues and Same-Home core revenues
Total revenues	$310,809	$298,304
Tenant charge-backs	(49,935)	(48,306)
Other revenues	(2,877)	(5,240)
Core revenues	257,997	244,758
Less: Non-Same-Home core revenues	38,871	33,301
Same-Home core revenues	$219,126	$211,457

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$126,174	$119,791
Property management expenses	21,976	22,727
Noncash share-based compensation - property management	(447)	(350)
Expenses reimbursed by tenant charge-backs	(49,935)	(48,306)
Core property operating expenses	97,768	93,862
Less: Non-Same-Home core property operating expenses	15,504	13,989
Same-Home core property operating expenses	$82,264	$79,873

Core NOI and Same-Home Core NOI
Net income	$40,153	$41,401
Gain on sale of single-family properties and other, net	(12,422)	(13,521)
Depreciation and amortization	86,996	82,073
Acquisition and other transaction costs	1,616	651
Noncash share-based compensation - property management	447	350
Interest expense	29,267	31,465
General and administrative expense	12,570	11,107
Other expenses	4,479	2,610
Other revenues	(2,877)	(5,240)
Core NOI	160,229	150,896
Less: Non-Same-Home Core NOI	23,367	19,312
Same-Home Core NOI	$136,862	$131,584

Total Revenues

    Total revenues increased 4.2% to $310.8 million for the three months ended September 30, 2020 from $298.3 million for the three months ended September 30, 2019. Revenue growth was driven by an increase in our average occupied portfolio which grew to 50,630 homes for the three months ended September 30, 2020, compared to 48,990 homes for the three months ended September 30, 2019, as well as higher rental rates, offset by an increase in uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic.

Property Operating Expenses

    Property operating expenses increased 5.3% to $126.2 million for the three months ended September 30, 2020 from $119.8 million for the three months ended September 30, 2019. This increase was primarily attributable to higher property tax expense and higher repairs and maintenance and turnover costs as a result of growth in our portfolio.

Property Management Expenses

    Property management expenses for the three months ended September 30, 2020 and 2019 were $22.0 million and $22.7 million, respectively, which included $0.4 million and $0.4 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The decrease in property management expenses was primarily attributable to lower employee headcount and lower employee travel and other costs.

Core Revenues from Same-Home Properties

    Core revenues from Same-Home properties increased 3.6% to $219.1 million for the three months ended September 30, 2020 from $211.5 million for the three months ended September 30, 2019 primarily driven by a 2.7% increase in Average Monthly Realized Rent per property, which increased to $1,686 per month for the three months ended September 30, 2020 compared to $1,642 per month for the three months ended September 30, 2019, as well as a 1.6% increase in Average Occupied Days Percentage, partially offset by an increase in uncollectible rents related to the COVID-19 pandemic.

Core Property Operating Expenses from Same-Home Properties

    Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 3.0% to $82.3 million for the three months ended September 30, 2020 from $79.9 million for the three months ended September 30, 2019, primarily driven by annual growth in property tax expense and higher R&M and turnover costs, net, which includes $0.6 million of increased uncollectible tenant utility reimbursements related to the COVID-19 pandemic during the three months ended September 30, 2020, partially offset by lower property management expenses, net.

General and Administrative Expense

    General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended September 30, 2020 and 2019 was $12.6 million and $11.1 million, respectively, which included $1.7 million and $0.9 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher noncash share-based compensation expense and the timing of legal fees.

Interest Expense

    Interest expense decreased 7.0% to $29.3 million for the three months ended September 30, 2020 from $31.5 million for the three months ended September 30, 2019. This decrease was primarily related to additional capitalized interest during the three months ended September 30, 2020.

Acquisition and Other Transaction Costs

    Acquisition and other transaction costs were $1.6 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, which primarily related to costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, as well as costs associated with the disposal of certain properties or portfolios of properties. The planned growth in our acquisition program, including an increase in personnel, was the primary driver for the year-over-year increase.

Depreciation and Amortization

    Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 6.0% to $87.0 million for the three months ended September 30, 2020 from $82.1 million for the three months ended September 30, 2019 primarily due to growth in our average number of depreciable properties.

Other Revenues

    Other revenues were $2.9 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, and equity in earnings from unconsolidated joint ventures.

Other Expenses

    Other expenses were $4.5 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively, which primarily related to impairments on properties held for sale, expenses related to unconsolidated joint ventures and a net expense of $2.9 million related to a legal matter involving a former employee during the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

    The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties (2)	$649,408		$105,442		$754,850
Fees from single-family properties (2)	9,528		2,135		11,663
Bad debt (3)	(13,349)		(2,578)		(15,927)
Core revenues	645,587		104,999		750,586

Property tax expense	115,306	17.8%	20,152	19.1%	135,458	18.1%
HOA fees, net (4)	12,065	1.9%	2,494	2.4%	14,559	1.9%
R&M and turnover costs, net (4)(5)	53,933	8.4%	10,218	9.7%	64,151	8.5%
Insurance	5,983	0.9%	1,217	1.2%	7,200	1.0%
Property management expenses, net (6)	52,346	8.1%	11,201	10.7%	63,547	8.5%
Core property operating expenses	239,633	37.1%	45,282	43.1%	284,915	38.0%

Core NOI	$405,954	62.9%	$59,717	56.9%	$465,671	62.0%

	For the Nine Months Ended September 30, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$626,295		$96,913		$723,208
Fees from single-family properties	8,512		1,651		10,163
Bad debt	(5,223)		(1,037)		(6,260)
Core revenues	629,584		97,527		727,111

Property tax expense	109,632	17.5%	19,994	20.6%	129,626	17.9%
HOA fees, net (4)	13,454	2.1%	2,482	2.5%	15,936	2.2%
R&M and turnover costs, net (4)	49,886	7.9%	9,276	9.5%	59,162	8.1%
Insurance	5,693	0.9%	1,055	1.1%	6,748	0.9%
Property management expenses, net (6)	51,019	8.1%	9,111	9.3%	60,130	8.3%
Core property operating expenses	229,684	36.5%	41,918	43.0%	271,602	37.4%

Core NOI	$399,900	63.5%	$55,609	57.0%	$455,509	62.6%

(1)Includes 44,862 properties that have been stabilized longer than 90 days prior to January 1, 2019.
(2)As a result of the COVID-19 pandemic, rents from single-family properties were impacted by the Company’s socially responsible decisions between April and July 2020 to waive month-to-month lease premiums and offer zero percent increases on newly signed renewal leases. Fees from single-family properties were also impacted as the Company waived late fees between April and July 2020.
(3)Includes increased uncollectible rents related to the COVID-19 pandemic of $9.2 million and $7.9 million for the total portfolio and Same-Home portfolio, respectively, during the nine months ended September 30, 2020.
(4)Presented net of tenant charge-backs.
(5)Includes increased uncollectible tenant utility reimbursements of $2.6 million and $2.4 million and costs associated with enhanced cleaning and safety protocols related to the COVID-19 pandemic of $0.5 million and $0.4 million for the total portfolio and Same-Home portfolio, respectively, during the nine months ended September 30, 2020.
(6)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

    The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Core revenues and Same-Home core revenues
Total revenues	$883,501	$859,368
Tenant charge-backs	(125,377)	(123,561)
Other revenues	(7,538)	(8,696)
Core revenues	750,586	727,111
Less: Non-Same-Home core revenues	104,999	97,527
Same-Home core revenues	$645,587	$629,584

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$344,107	$331,066
Property management expenses	67,512	65,086
Noncash share-based compensation - property management	(1,327)	(989)
Expenses reimbursed by tenant charge-backs	(125,377)	(123,561)
Core property operating expenses	284,915	271,602
Less: Non-Same-Home core property operating expenses	45,282	41,918
Same-Home core property operating expenses	$239,633	$229,684

Core NOI and Same-Home Core NOI
Net income	$109,487	$114,796
Loss on early extinguishment of debt	—	659
Gain on sale of single-family properties and other, net	(33,838)	(32,895)
Depreciation and amortization	254,653	246,074
Acquisition and other transaction costs	5,719	2,455
Noncash share-based compensation - property management	1,327	989
Interest expense	88,540	95,951
General and administrative expense	35,329	31,028
Other expenses	11,992	5,148
Other revenues	(7,538)	(8,696)
Core NOI	465,671	455,509
Less: Non-Same-Home Core NOI	59,717	55,609
Same-Home Core NOI	$405,954	$399,900

Total Revenues

    Total revenues increased 2.8% to $883.5 million for the nine months ended September 30, 2020 from $859.4 million for the nine months ended September 30, 2019. Revenue growth was driven by an increase in our average occupied portfolio which grew to 49,764 homes for the nine months ended September 30, 2020, compared to 48,667 homes for the nine months ended September 30, 2019, as well as higher rental rates, offset by an increase in uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic.

Property Operating Expenses

    Property operating expenses increased 3.9% to $344.1 million for the nine months ended September 30, 2020 from $331.1 million for the nine months ended September 30, 2019. This increase was primarily attributable to higher property tax expense and higher repairs and maintenance and turnover costs as a result of growth in our portfolio.

Property Management Expenses

    Property management expenses for the nine months ended September 30, 2020 and 2019 were $67.5 million and $65.1 million, respectively, which included $1.3 million and $1.0 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs, partially offset by lower employee travel costs.

Core Revenues from Same-Home Properties

    Core revenues from Same-Home properties increased 2.5% to $645.6 million for the nine months ended September 30, 2020 from $629.6 million for the nine months ended September 30, 2019, primarily driven by a 3.1% increase in Average Monthly Realized Rent per property, which increased to $1,676 per month for the nine months ended September 30, 2020 compared to $1,625 per month for the nine months ended September 30, 2019, as well as a 0.5% increase in Average Occupied Days Percentage, partially offset by an increase in uncollectible rents related to the COVID-19 pandemic. Additionally, during the nine months ended September 30, 2020, core revenues from Same-Home properties were impacted by (i) the Company’s socially responsible decisions between April and July 2020 to waive month-to-month lease premiums and offer zero percent increases on newly signed renewal leases and (ii) waived late fees between April and July 2020.

Core Property Operating Expenses from Same-Home Properties

    Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.3% to $239.6 million for the nine months ended September 30, 2020 from $229.7 million for the nine months ended September 30, 2019, primarily driven by annual growth in property tax expense and higher R&M and turnover costs, net, which includes $2.8 million of incremental costs related to the COVID-19 pandemic including increased uncollectible tenant utility reimbursements and enhanced cleaning costs during the nine months ended September 30, 2020.

General and Administrative Expense

    General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the nine months ended September 30, 2020 and 2019 was $35.3 million and $31.0 million, respectively, which included $4.7 million and $2.5 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher noncash share-based compensation expense as well as higher personnel costs and an increase in state taxes.

Interest Expense

    Interest expense decreased 7.7% to $88.5 million for the nine months ended September 30, 2020 from $96.0 million for the nine months ended September 30, 2019. This decrease was primarily related to additional capitalized interest during the nine months ended September 30, 2020 and the payoff of the term loan facility in June 2019, partially offset by the unsecured senior notes issued in late January 2019.

Acquisition and Other Transaction Costs

    Acquisition and other transaction costs were $5.7 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively, which primarily related to costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, as well as costs associated with the disposal of certain properties or portfolios of properties. The planned growth in our acquisition program, including an increase in personnel, was the primary driver for the year-over-year increase.

Depreciation and Amortization

    Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 3.5% to $254.7 million for the nine months ended September 30, 2020 from $246.1 million for the nine months ended September 30, 2019 primarily due to growth in our average number of depreciable properties.

Other Revenues

    Other revenues were $7.5 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, and equity in earnings from unconsolidated joint ventures.

Other Expenses

    Other expenses were $12.0 million and $5.1 million for the nine months ended September 30, 2020 and 2019, respectively, which primarily related to impairments on properties held for sale and expenses related to unconsolidated joint ventures. Also included in other expenses for the nine months ended September 30, 2020 was a $4.9 million noncash write-down associated with the liquidation of legacy joint ventures, which were acquired as part of the ARPI merger in February 2016, and a net expense of $2.9 million related to a legal matter involving a former employee.

Critical Accounting Policies and Estimates

    Our critical accounting policies are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). There have been no changes to these policies during the nine months ended September 30, 2020.

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

    Accounting Standards Codification 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full authority of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2020, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

    As a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. The Operating Partnership funds the payment of distributions. We expect to use our net operating loss carryforward (“NOL”) to reduce our REIT taxable income in the current and future years. As of December 31, 2019, AH4R had an NOL for U.S. federal income tax purposes of $189.1 million. Once our NOL is fully used, we would be required to increase AH4R’s distributions to comply with REIT distribution requirements and our current policy of distributing approximately all of our REIT taxable income (determined without regard to the deduction for dividends paid).

Recent Accounting Pronouncements

    See Note 2. Significant Accounting Policies to our condensed consolidated financial statements in this report for a discussion of the adoption and potential impact of recently issued accounting standards.

Liquidity and Capital Resources

    Our liquidity and capital resources as of September 30, 2020 included cash and cash equivalents of $315.8 million. Additionally, as of September 30, 2020, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million, of which $1.5 million was committed to outstanding letters of credit. We have no debt maturities, other than recurring principal amortization, until 2024.

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

    Cash Flows

    The following table summarizes the Company’s and the Operating Partnership’s cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$427,411	$420,415	$6,996
Net cash used for investing activities	(437,092)	(224,096)	(212,996)
Net cash provided by (used for) financing activities	287,589	(73,523)	361,112
Net increase in cash, cash equivalents and restricted cash	$277,908	$122,796	$155,112

    Operating Activities

    Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $7.0 million, or 1.7%, from $420.4 million for the nine months ended September 30, 2019 to $427.4 million for the nine months ended September 30, 2020, primarily as a result of increased cash flows generated from a larger number of occupied properties and increases in rental rates on lease renewals and re-leasing of our single-family properties, partially offset by a decrease in collections on rent and tenant utility reimbursements associated with the COVID-19 pandemic.

    Investing Activities

    Net cash used for investing activities increased $213.0 million, or 95.0%, from $224.1 million for the nine months ended September 30, 2019 to $437.1 million for the nine months ended September 30, 2020, primarily driven by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program, and acquiring newly built properties through our National Builder Program. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in this strategic expansion. The Company has continued construction activity, while in compliance with state and local mandates related to COVID-19, on its existing pipeline of “built-for-rental” homes through our AMH Development Program. Recurring and other capital expenditures for single-family properties increased as a result of investments in properties to increase future revenues or reduce maintenance expenditures. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future. These increased cash outflows were offset by additional proceeds from sales of single-family properties and other and additional distributions from unconsolidated joint ventures in respect of property contributions.

    Financing Activities

    Net cash provided by or used for financing activities increased $361.1 million from $73.5 million of net cash outflows for the nine months ended September 30, 2019 to $287.6 million of net cash inflows for the nine months ended September 30, 2020, driven by $413.5 million of proceeds from the issuance of Class A common shares, net of share issuance costs, during the nine months ended September 30, 2020, partially offset by $48.8 million of increased debt repayment activity, net of new borrowings, and $0.9 million of increased distributions to share and unit holders compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company borrowed and fully repaid $130.0 million on its revolving credit facility and repaid $17.1 million on its asset-backed securitizations, compared to the nine months ended September 30, 2019 during which the Company received $397.9 million of proceeds from the issuance of unsecured senior notes, net of discount, and repaid $350.0 million on its revolving credit and term loan facilities and $16.3 million on its asset-backed securitizations. The Company distributed $112.8 million on a cash basis to share and unit holders during the nine months ended September 30, 2020, compared to $111.9 million during the nine months ended September 30, 2019.

    Class A Common Share Offering

    During the third quarter of 2020, the Company issued 14,950,000 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering, raising net proceeds of $411.7 million after deducting underwriting discounts and before offering costs of approximately $0.2 million. The Company used the net proceeds from this offering to repay indebtedness the Company had incurred under its revolving credit facility and intends to use the remaining net proceeds (i) to develop new single-family properties and communities, (ii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iii) for general corporate purposes. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

    At-the-Market Common Share Offering Program

    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three and nine months ended September 30, 2020, the Company issued 86,130 Class A common shares under the At-the-Market Program, raising $2.4 million in gross proceeds before commissions and other expenses of approximately $0.4 million. As of September 30, 2020, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

    Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2020 and 2019, we did not repurchase and retire any of our shares. As of September 30, 2020, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

    Distributions

    As a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. The Operating Partnership funds the payment of distributions. We expect to use our NOL to reduce our REIT taxable income in the current and future years. As of December 31, 2019, AH4R had an NOL for U.S. federal income tax purposes of $189.1 million. Once our NOL is fully used, we would be required to increase AH4R’s distributions to comply with REIT distribution requirements and our current policy of distributing approximately all of our REIT taxable income (determined without regard to the deduction for dividends paid).

Off-Balance Sheet Arrangements

    We have no material obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations and Commitments

    Material changes to our aggregate indebtedness, if any, are described in Note 8. Debt to our condensed consolidated financial statements in this report.

    Except as described in Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report, as of September 30, 2020, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.

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

    Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to the impacted single-family properties, and (4) gain or loss on early extinguishment of debt.

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

    The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common shareholders	$22,552	$23,520	$58,165	$62,321
Adjustments:
Noncontrolling interests in the Operating Partnership	3,819	4,099	9,976	11,129
Net (gain) on sale / impairment of single-family properties and other	(11,994)	(11,871)	(27,901)	(29,812)
Adjustments for unconsolidated joint ventures	393	(325)	1,019	976
Depreciation and amortization	86,996	82,073	254,653	246,074
Less: depreciation and amortization of non-real estate assets	(2,296)	(1,991)	(6,552)	(5,902)
FFO attributable to common share and unit holders	$99,470	$95,505	$289,360	$284,786
Adjustments:
Acquisition, other transaction costs and other (1)	4,541	651	8,644	2,455
Noncash share-based compensation - general and administrative	1,723	938	4,741	2,520
Noncash share-based compensation - property management	447	350	1,327	989
Loss on early extinguishment of debt	—	—	—	659
Core FFO attributable to common share and unit holders (2)	$106,181	$97,444	$304,072	$291,409
Recurring capital expenditures (3)	(15,397)	(12,475)	(36,292)	(30,665)
Leasing costs	(1,157)	(1,115)	(3,059)	(3,244)
Adjusted FFO attributable to common share and unit holders (2)	$89,627	$83,854	$264,721	$257,500
(1)Included in acquisition, other transaction costs and other is a net $2.9 million nonrecurring expense related to a legal matter involving a former employee during the three months ended September 30, 2020.
(2)Core FFO and Adjusted FFO attributable to common share and unit holders include negative financial impacts associated with the COVID-19 pandemic that relate to (i) the Company’s socially responsible decisions between April and July 2020 to waive month-to-month lease premiums and offer zero percent increases on newly signed renewal leases, (ii) waived late fees between April and July 2020, and (iii) $2.9 million and $12.3 million of other negative financial impacts from the COVID-19 pandemic including $2.2 million and $9.2 million of increased uncollectible rents and $0.7 million and $2.6 million of increased uncollectible tenant utility reimbursements during the three and nine months ended September 30, 2020, respectively. Also included is $0.5 million of increased costs associated with enhanced cleaning and safety protocols during the nine months ended September 30, 2020. Additionally, due primarily to abnormally high home system usage during stay-at-home orders, we incurred approximately $2.1 million and $3.4 million of incremental capital expenditures within Adjusted FFO attributable to common share and unit holders that primarily related to HVAC and home system replacements during the three and nine months ended September 30, 2020, respectively.
(3)As a portion of our homes are recently developed, acquired and/or renovated, we estimate recurring capital expenditures for our entire portfolio by multiplying (a) current period actual recurring capital expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale.

EBITDA / EBITDAre / Adjusted EBITDAre / Fully Adjusted EBITDAre

    EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT by adjusting EBITDA for the net gain or loss on sales / impairment of single-family properties and other and adjusting for unconsolidated partnerships and joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to the impacted single-family properties, and (4) gain or loss on early extinguishment of debt. Fully Adjusted EBITDAre (formerly known as Adjusted EBITDAre after Capex and Leasing Costs) is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) Recurring Capital Expenditures and (2) leasing costs. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

    The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$40,153	$41,401	$109,487	$114,796
Interest expense	29,267	31,465	88,540	95,951
Depreciation and amortization	86,996	82,073	254,653	246,074
EBITDA	$156,416	$154,939	$452,680	$456,821

Net (gain) on sale / impairment of single-family properties and other	(11,994)	(11,871)	(27,901)	(29,812)
Adjustments for unconsolidated joint ventures	393	(325)	1,019	976
EBITDAre	$144,815	$142,743	$425,798	$427,985

Noncash share-based compensation - general and administrative	1,723	938	4,741	2,520
Noncash share-based compensation - property management	447	350	1,327	989
Acquisition, other transaction costs and other (1)	4,541	651	8,644	2,455
Loss on early extinguishment of debt	—	—	—	659
Adjusted EBITDAre	$151,526	$144,682	$440,510	$434,608

Recurring capital expenditures (2)	(15,397)	(12,475)	(36,292)	(30,665)
Leasing costs	(1,157)	(1,115)	(3,059)	(3,244)
Fully Adjusted EBITDAre	$134,972	$131,092	$401,159	$400,699
(1)Included in acquisition, other transaction costs and other is a net $2.9 million nonrecurring expense related to a legal matter involving a former employee during the three months ended September 30, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    As of September 30, 2020, the Company had no outstanding variable rate debt and therefore no exposure to interest rate risk on its current borrowings.

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

Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

    There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

•State, local, federal and industry-initiated efforts in response to the COVID-19 pandemic may continue to adversely affect our business. Certain government actions have, and future government actions may, restrict our ability to collect rent or enforce remedies for failure to pay rent. In addition, government restrictions on movement have and may in the future limit the ability of prospective tenants to visit our properties or new tenants to move into our properties. These government efforts to respond to the COVID-19 pandemic may continue to increase possible credit losses and may adversely affect our occupancy levels.

•Our acquisition and development activities have been slowed. Our growth may be adversely impacted as our ability to acquire and construct homes has been negatively affected by COVID-19. Due to market uncertainties regarding future asset values at the beginning of the COVID-19 pandemic, we temporarily suspended acquisitions through traditional channels and our National Builder Program but have since resumed acquisitions through these channels. We have continued new home construction, which most states permit as an essential business activity; however, some states where we are constructing new homes, such as Washington, temporarily prohibited residential construction during the early stages of the COVID-19 pandemic and may institute future prohibitions. We have also experienced certain other COVID-19 related construction delays, including government office slowdowns. In addition, adverse impacts on the supply of construction materials and labor may delay or halt our construction activity.

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

    We believe that the degree to which COVID-19 continues to adversely impact our business, operating results, cash flows, ability to make distributions, ability to service our debt and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic, including resurgences, and the speed and effectiveness of vaccine and treatment developments, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future public health crises could have similar impacts.

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

3.8	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 10, 2020.)

Exhibit Number	Exhibit Document

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
Date: November 6, 2020

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: November 6, 2020