Form 10-K
period 2020-12-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2021-02-26
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

23975 Park Sorrento, Suite 300
Calabasas, California 91302
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
    American Homes 4 Rent ☐                    American Homes 4 Rent, L.P. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
    American Homes 4 Rent Yes ☒    No ☐                American Homes 4 Rent, L.P. Yes ☐   No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    American Homes 4 Rent Yes ☐    No ☒                American Homes 4 Rent, L.P. Yes ☐    No ☒
The aggregate market value of American Homes 4 Rent’s Class A common shares held by non-affiliates of the registrant was approximately $6.9 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2020. There is no public trading market for the common units of limited partnership interest of American Homes 4 Rent, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of American Homes 4 Rent, L.P. cannot be determined.

There were 316,118,533 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on February 24, 2021.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2020.

EXPLANATORY NOTE

    This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

    AH4R is the general partner of, and as of December 31, 2020 owned approximately 85.9% of the common partnership interest in, the Operating Partnership. The remaining 14.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

    To help investors understand the differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s debt, noncontrolling interests and shareholders’ equity or partners’ capital, as applicable; and a combined Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that includes discrete information related to each entity.

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

    Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on the financial condition, operating results and cash flows of the Company, our tenants, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including resurgences, impact of government regulations, the speed and effectiveness of vaccine distribution and the direct and indirect economic effects of the pandemic and containment measures, among others.

    These and other important factors, including those discussed under Part I, “Item 1. Business,” Part I, “Item 1A. Risk Factors,” Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

    AH4R is the general partner of, and as of December 31, 2020 owned approximately 85.9% of the common partnership interest in, the Operating Partnership. The remaining 14.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

    As of December 31, 2020, the Company held 53,584 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) within 22 states, including 711 properties classified as held for sale, and 51,271, or 97.0%, of our total properties (excluding properties held for sale) were occupied. We have an integrated operating platform that consists of 1,447 personnel dedicated to property management, acquisitions, development, marketing, leasing, financial and administrative functions.

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

    We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws for each of our taxable years commencing with our taxable year ended December 31, 2012, through the current taxable year ended December 31, 2020. We expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2021, and subsequent taxable years.

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

    Our principal executive office is located at 23975 Park Sorrento, Suite 300, Calabasas, California 91302. Our main telephone number is (805) 413-5300. Our website address is www.americanhomes4rent.com. The information contained on our website is not part of or incorporated by reference in this report.

Our Business and Growth Strategies

    Our primary objective is to generate attractive risk-adjusted returns for our shareholders through dividends and capital appreciation by acquiring, developing, renovating, leasing and operating single-family homes as rental properties. We believe we can achieve this objective by pursuing the following strategies:

•Maintain early-mover advantage and position us as a dominant owner/operator of single-family rental properties. Historically, the single-family home rental market has been extremely fragmented, comprised primarily of private and individual property investors in local markets. Until recently, there have been no large-scale, national market owners/operators primarily due to the challenge of efficiently scaling the development/acquisition and management of many individual homes. With opportunities to cost-effectively develop homes and to continue acquiring homes at attractive prices, we intend to continue to leverage our expertise and experience in rapidly building an institutional-quality, professionally-managed business. We believe that being one of the first in our industry to do so on a large scale has provided us the “early-mover” advantage to continue aggregating a large, geographically diversified portfolio of high-quality properties at prices that provide attractive potential yields and capital appreciation.

•Employ a disciplined property acquisition process.  We have an established acquisition and renovation platform to source properties through a variety of traditional acquisition channels, including broker sales (primarily multiple listing service (“MLS”)) and bulk portfolio sales. We focus on homes with a number of key property characteristics, including: (i) construction after the year 2000; (ii) three or more bedrooms; (iii) two or more bathrooms; (iv) a range of $200,000 estimated minimum valuation to $450,000 maximum bid price; and (v) estimated renovation costs not in excess of 25% of estimated value. Our target areas have above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire through traditional channels meet all of these criteria, especially if acquired as part of a bulk purchase. In addition to our traditional MLS acquisition channel, we continue to acquire newly constructed homes from third-party developers through our National Builder Program.

•Expand our one-of-a-kind internal development program.  We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program, which we believe represents the best investment on a risk-adjusted return basis. Our “built-for-rental” homes will leverage our existing property management platform and are built with the long-term renter in mind, including maintenance resilient features, as well as floor plans, finishes and other features known to be desirable to our residents. Our experienced land acquisition team and our proprietary data analytics enables us to strategically identify ideal land opportunities that are within our existing footprint in our high-growth markets. Our inventory of land holdings and future acquisitions will allow us to sustain our projected stabilized level of development over the next several years.

•Maintain a geographically diversified portfolio.  We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular market. We currently are focusing on developing and acquiring single-family homes in selected sub-markets of MSAs, with an emphasis on achieving critical mass within each target market. We continually evaluate potential new markets where we may invest and establish operations as opportunities emerge. We select our markets based on steady population growth and strong rental demand, providing for attractive potential yields and capital appreciation. In addition, if we are unable to gain desired critical mass within a market to operate efficiently, then we may pursue ways to exit those markets in a manner designed to maximize shareholder value.

•Efficiently manage and operate properties.  We believe we have created a leading, comprehensive single-family home property management business and that the key to efficiently managing a large number of relatively low-cost properties is to strike the appropriate balance between centralization and decentralization. We believe that in-house property management enables us to optimize rental revenues, effectively manage expenses, realize significant economies of scale, standardize brand consistency and maintain direct contact with our tenants. Our property management platform has local leasing agents and property managers who provide customer service to our tenants. Corporate-level functions are centralized, including management, accounting, legal, marketing and call centers to handle leasing and maintenance calls. These centralized services allow us to provide all markets with the benefits of these functions without the burden of staffing each function in every market. In addition, by having a national property management operation, we have the ability to negotiate favorable terms on services and products with many of our contractors and vendors, including national contractors and vendors. Our property management functions are 100% internalized, which we believe provides us with consistency of service, control and branding in the operation of our properties.

•Establish a nationally recognized brand.  We continue to strive toward establishing “American Homes 4 Rent” as a nationally recognized brand because we believe that establishing a brand well-known for quality, value and tenant satisfaction will help attract and retain tenants and qualified personnel, as well as support higher rental rates. We believe that creating brand awareness will facilitate the growth and success of our company. We have established a toll-free number serviced by our call center and a website to provide a direct portal to reach potential tenants and to drive our brand presence. We believe our brand has gained recognition within a number of our markets.

•Optimize capital structure.  We may use leverage to increase potential returns to our shareholders, but we will seek to maintain a conservative and flexible balance sheet. We believe that preferred shares provide an attractive source of permanent capital. We have also obtained capital through the use of unsecured credit facilities, the issuance of unsecured senior notes, and through asset-backed securitization transactions completed during 2014 and 2015. We also participate in investment vehicles with third-party investors as an alternative source of equity to grow our business. Our executive officers have substantial experience organizing and managing investment vehicles with third-party investors.

Our Business Activities

    Property Development, Acquisition, Renovation, Leasing and Property Management

•Property Development. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program and acquiring newly constructed homes from third-party developers through our National Builder Program in target markets in selected sub-markets of MSAs. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the availability of suitable land assets and the nature of each lot acquired. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

For our AMH Development Program, the development timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately four to six months to complete the rental home vertical construction process. However, delivery of homes may be staged to account for delays in demand. Our AMH Development Program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. On average, it takes approximately 20 to 40 days to lease a property after its development.

•Property Acquisition.  We have a disciplined acquisition platform that is capable of deploying large amounts of capital across all acquisition channels and in multiple markets simultaneously. Our acquisition process begins with an analysis of housing markets. Target markets are selected based on steady population growth and strong rental demand, providing for attractive potential yields and potential capital appreciation. Our target markets currently include selected sub-markets of MSAs. Within our target markets, our system allows us to screen broadly and rapidly for potential acquisitions and is designed to identify highly targeted sub-markets at the neighborhood and street levels.

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

•Property Renovation.  We have a team of dedicated personnel to oversee the renovation process for homes added through traditional acquisition channels. This team focuses on maximizing the benefit of our investment in property renovation. Once a home is acquired, if it is not occupied, we promptly begin the renovation process, during which the property is thoroughly evaluated. Any resulting work is presented for bid to approved contractors, which we maintain in each of our markets. We have negotiated substantial quantity discounts in each of our markets for products that we regularly use during the renovation process, such as paint, window blinds and flooring. By establishing and enforcing best practices and quality consistency, we believe that we are able to reduce the costs of both materials and labor.

We have found that a rapid response to renovating our homes improves our relationship with the local communities and homeowners’ associations (“HOAs”), enhancing the “American Homes 4 Rent” brand recognition and loyalty. In general, property renovations are completed within approximately 20 to 40 days and properties are typically leased approximately 20 to 40 days after completing the renovation process. If a home that is acquired remains occupied, the renovation process may be postponed. However, an assessment is made of potential renovation work that must be addressed once the property can be accessed.

•Property Management.  We have developed an extensive in-house property management infrastructure, with modern systems, dedicated personnel and local offices in certain of our markets. In these markets, property managers employed by us execute all property management functions. We directly manage all of our properties without the engagement of a third-party manager.

•Marketing and Leasing.  We are responsible for establishing rental rates, marketing and leasing properties (including screening prospective tenants) and collecting and processing rent. We establish rental rates centrally, using data-driven pricing models, supported by analysis from the local property management teams in each market. Factors considered in establishing the rental rates include a competitive analysis of rents, the size and age of the house, and many qualitative factors, such as neighborhood characteristics and access to quality schools, transportation and services. We advertise the available properties through multiple channels, including our website, online marketplaces, MLS, yard signs and local brokers. Substantially all of our homes are shown using technology-driven “self-guided” showings.

Prospective tenants may submit an application through our website or in person. We evaluate prospective tenants in a standardized manner. Our application and evaluation process includes obtaining appropriate identification, a thorough evaluation of credit and household income and a review of the applicant’s rental history. Although we require a minimum household credit score and income to rent ratio, all factors are taken into consideration during the tenant evaluation process, including an emphasis on rental payment history. On average, household credit scores and income to rent ratios of approved applicants are significantly in excess of our minimum requirements. We are generally able to complete our application and evaluation process the same day the prospective tenant submits a complete rental application. We collect the majority of rent electronically via Automated Clearing House transfer or direct debit to the tenant’s checking account via a secure tenant portal on our website. An auto-pay feature is offered to facilitate rent payment. Tenants’ charges and payment history are available to tenants online through the tenant portal. Tenants who do not pay rent by the late payment date (typically within five calendar days of the due date) will receive notification and are assessed a late fee, in jurisdictions where allowable. Eviction is a last resort, and the eviction process is managed in compliance with local and state regulations. The eviction process is documented through a property management system with all correspondence and documentation stored electronically.

•Tenant Relations and Property Maintenance.  We also are responsible for most property repairs and maintenance and tenant relations. Our tenants can request maintenance through our online website, our 24/7 emergency line to handle after-hours issues, or through our local property management office or call center. As part of our ongoing property management, we conduct routine repairs and maintenance as appropriate to maximize long-term rental income and cash flows from our portfolio, and are increasingly performing this work using in-house employees as opposed to third-party vendors. In addition, our local teams are involved in periodic visits to our properties to help foster positive, long-term relationships with our tenants, to monitor the condition and use of our homes and to ensure compliance with HOA rules and regulations.

•Systems and Technology.  Effective systems and technology are essential components of our process. We have made significant investments in our lease management, accounting and asset management systems. They are designed to be scalable to accommodate continued growth in our portfolio of homes. Our website is fully integrated into the tenant accounting and leasing system. From the website, which is accessible from mobile devices, prospective tenants can browse homes available for rent, request additional information and apply to rent a specific home. Through the tenant portal existing tenants can set up automatic payments. The system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and paying property-level expenses. The system obtains credit information from a major credit bureau, which is used to evaluate prospective tenant rental applications.

Insurance

    We maintain property, liability and corporate level insurance coverage related to our business, including crime and fidelity, property management errors and omissions, trustees’ and officers’ errors and omissions, cyber liability, employment practice liability and workers’ compensation. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to substantial deductibles and carve-outs, and we will be self-insured up to the amount of such deductibles and carve-outs. See “Risk Factors—Risks Related to Our Business—We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions” and “Risk Factors—Risks Related to the Real Estate Industry—Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results.”

Competition and Trends in Market Demand

    We face competition from different sources in each of our two primary activities: developing/acquiring properties and renting our properties. We believe our primary competitors in acquiring our target properties through individual acquisitions are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios of properties or land assets include large and small private equity investors, public and private REITs, other sizeable private institutional investors and other homebuilders. These same competitors may also compete with us for tenants. Competition may increase the prices for properties and land that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our acquisition platform, our extensive in-house property management infrastructure and market knowledge in markets that meet our selection criteria provide us with competitive advantages. Further, we have benefited from increases in long-term demand primarily due to households accelerating decisions to leave city centers and apartments for suburban, detached single-family homes. As a result of the COVID-19 pandemic, the work-from-home proliferation has driven further demand as employees have less need to live near city centers and also desire larger living spaces to accommodate working from home.

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

    Eviction Moratorium

    In response to the COVID-19 pandemic, on September 4, 2020, the Centers for Disease Control and Prevention (the “CDC”) issued a federal eviction moratorium that temporarily halts residential evictions of qualifying tenants for nonpayment of rent during the period from September 4, 2020 to December 31, 2020. On December 27, 2020, the CDC extended the moratorium through January 31, 2021 and on January 29, 2021, the CDC extended the moratorium through March 31, 2021. We believe that we are in compliance with this moratorium. We expect vigorous debate and discussion in a number of areas, including residential housing, fiscal policy, monetary policy and healthcare, to continue over the next few years. However, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and, if so, what the effects on us may be.

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

    As a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our shareholders, but taxable income generated by any of our taxable REIT subsidiaries (our “TRS”) will be subject to U.S. federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute annually at least 90% of their REIT taxable income, computed without regard to the dividends paid deduction and any net capital gains to their shareholders. If AH4R fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if AH4R qualifies as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

Human Capital Management

    As of December 31, 2020, we have 1,447 dedicated personnel. None of our personnel are covered by a collective bargaining agreement. Our success depends on our employees providing quality service to our residents. This requires us to attract, retain and grow a skilled and diverse workforce to design and maintain high quality homes. We are committed to creating and maintaining a great place to work with an inclusive culture, competitive benefits, and opportunities for training and growth. Our commitment to human capital development is a focus of not just our senior management, but also our board of trustees. The Human Capital and Compensation Committee of the board of trustees oversees our company’s human capital programs and policies, including with respect to employee retention and development, and regularly meets with senior management to discuss these issues.

    Employee Engagement

    We recognize employee engagement as a critical factor to our success. We have developed programs designed to attract and retain our talent, and to identify ways to increase employee engagement and satisfaction across the organization. To help build a positive culture and employee experience, each year we appoint members to our company’s Employee Council. This council, led by members of senior management, provides participants with a unique forum to provide feedback from all levels in the organization. Partnering with a third-party engagement survey company, we also periodically survey all employees to measure and assess employee satisfaction. All feedback is anonymous and aggregated in a secure system for analysis.

    Another important part of engagement is compensating our employees competitively and providing an attractive benefits package. All full-time employees are eligible for our benefits package including healthcare insurance, a 401(k) retirement plan, paid time off and our employee wellness programs.

    During the year ended December 31, 2020, employee turnover was 26.3%.

    Diversity, Equity and Inclusion

    We champion inclusion and diversity and embrace Valuing Differences as one of our company’s core philosophies. As of December 31, 2020, approximately 50% of our workforce had participated in our 2 Hour Values Differences Seminar. All employees will have participated in this training by June 2021. Our Human Resources department routinely monitors diversity in all employment decisions, including but not limited to hiring and promotions. The data in the table below reflects our employee diversity as of December 31, 2020. We believe that women and minority representation is enhanced through our ongoing human capital programs.

	Women	Minorities
Employees	46%	38%
Management positions	34%	26%
Senior leadership of VP or above	30%	30%

    Training and Development

    We provide training designed to meet the business and technical skills necessary for our employees to succeed in their roles and to advance their careers in our company. We provide leadership development training to support our managers and executives and to complement our succession planning efforts. We provided approximately 71,900 hours of training to employees, an average of 50 hours per employee, during the year ended December 31, 2020. Meetings with our District and Regional Managers held throughout the year are intentional opportunities to focus on our employee’s leadership and development.

    Workplace Safety

    The health and safety of our employees is a top priority. We have implemented company-wide policies that address occupational health and safety concerns, and offer programs that address these topics. We provide annual safety training for all employees and every employee in a safety-sensitive position is required to complete additional relevant training. Our OSHA Recordable Incident Rate for 2020 was 1.56.

    In response to the COVID-19 pandemic, we established protocols to keep our residents, employees and third-party contractors safe. Our maintenance team instituted a process to ensure a property was safe to enter, and we also communicated with our employees to ensure they had appropriate personal protective equipment. All field employees were outfitted with safety gloves, masks and sanitizer to ensure there was no cross-contamination between properties.

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

Available Information

    Our website address is www.americanhomes4rent.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the report with or furnish it to the Securities and Exchange Commission (“SEC”). This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, American Homes 4 Rent, 23975 Park Sorrento, Suite 300, Calabasas, California 91302. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of the Audit Committee, Human Capital and Compensation Committee and Nominating and Corporate Governance Committee of the Company’s board of trustees. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. The information contained on our website shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Our Business

Our company and our business model are relatively new, which may make our business difficult to evaluate.

    We commenced operations in 2012, and after our initial public offering in 2013, were among the first public companies to pursue our investment strategy of purchasing, renovating, developing, maintaining and managing a large number of residential properties and leasing them to tenants. The lack of a long-term company and industry track record covering multiple real estate cycles may make it difficult for you to evaluate our potential future performance. In addition, our strategy of developing a significant pipeline of single-family homes for rent is relatively new and unprecedented among public companies which may further complicate evaluating our potential future performance. We may encounter unanticipated problems implementing our investment strategy and operations, which may adversely affect our results of operations and ability to make distributions to our shareholders and cause our share price to decline significantly.

Our future growth depends, in part, on the availability of additional debt or equity financing. If we cannot obtain additional financing on terms favorable or acceptable to us, our growth may be limited.

    The execution of our growth strategy will involve the use of debt and equity financing, particularly given that as a REIT we are required to distribute a significant portion of our taxable income which reduces our ability to retain earnings to fund growth. Our inability in the future to obtain additional financing on attractive terms, or at all, could adversely impact our ability to execute our business strategy, which could adversely affect our growth prospects and future shareholder returns.

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

    In addition, we will continue to need to attract and retain additional qualified personnel but may not be able to do so on acceptable terms or at all. Competition for highly skilled managerial, investment, financial and operational personnel is intense. As additional large real estate investors have entered the single-family rental and related business, we have faced increased challenges in hiring and retaining personnel, and we cannot assure our shareholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

Our investments are, and are expected to continue to be, concentrated in single-family properties and we have a significant number of properties in certain geographic markets, which exposes us to significant risks if there is economic distress in our largest markets or in the single-family home rental sector.

    Our investments are, and are expected to continue to be, concentrated in single-family properties. In addition, our strategy is to concentrate our properties in select geographic markets that we believe favor future growth in rents and valuations. For example, 60.5% of our properties are located in Atlanta, GA, Dallas-Fort Worth, TX, Charlotte, NC, Phoenix, AZ, Houston, TX, Nashville, TN, Indianapolis, IN, Tampa, FL, Jacksonville, FL and Raleigh, NC. A downturn or slowdown in the rental demand for single-family housing generally, or in our target markets specifically, caused by adverse economic, regulatory or environmental conditions, or other events, would have a greater impact on our operating results than if we had more diversified investments.

We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions.

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

We face competition in the leasing market for quality tenants, which may limit our ability to rent our single-family homes on favorable terms or at all.

    We depend on rental income for substantially all of our revenues, and to succeed we must attract and retain qualified tenants. We face competition for tenants from other lessors of single-family properties, apartment buildings and condominium units, and the continuing development of single-family properties, apartment buildings and condominium units in many of our markets increases the supply of housing and exacerbates competition for tenants. Competing properties may be newer, better located and more attractive to tenants, or may be offered at more attractive rents. Additionally, some competing housing options, like home ownerships, may qualify for government subsidies or other incentives that may make such options more affordable and therefore more attractive than renting our properties. These competitive factors will impact our occupancy and the rents we can charge.

Our evaluation of acquisition properties involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties we acquire or our properties failing to perform as we expect.

    In determining whether a particular property meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and tenant default rates. These assumptions may prove inaccurate. As a result, we may pay too much for properties we acquire or our properties may fail to perform as anticipated.

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

Our significant development activities expose us to additional operational and real estate risks, which may adversely affect our financial condition and operating results.

    We have a significant development program that involves the acquisition of land and construction of homes. We have a limited track record of building homes for rent. Rental home construction can involve substantial up-front costs to acquire land and to build a rental home or rental community before a home is available for rent and generates income. In addition to the up-front costs, building rental homes and rental communities involve potentially significant new risks to our business, such as delays or cost increases due to changes in or failure to meet regulatory requirements, including permitting and zoning regulations, failure of lease rentals on newly-constructed properties to achieve anticipated investment returns, inclement weather, adverse site selection, unforeseen site conditions or shortages of suitable land, construction materials and labor and other risks described below. We may be unable to achieve our objective of building new rental homes and rental communities that generate acceptable returns and, as a result, our growth and results of operations may be adversely impacted.

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

If we experience disruptions, shortages or increased costs of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in constructing new rental homes, which could adversely affect our growth and operating results.

    Our ability to build new rental homes may be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility or infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured or may not, despite our quality control efforts, engage in proper construction practices or comply with applicable regulations; inadequacies in components purchased from building supply companies; and shortages delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, constructing new rental homes.

We are subject to risks from natural disasters and severe weather.

    Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties and significant delays to our development projects. The extent of our casualty losses and loss in rental income in connection with such events depends on the severity of the event and the total amount of exposure in the affected area. We have a concentration of homes in areas susceptible to hurricanes, including Florida and our Southeast markets. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations.

We depend on our tenants for substantially all of our revenues. Poor tenant selection and defaults and nonrenewals by our tenants may adversely affect our reputation, financial performance and ability to make distributions.

    We depend on rental income from tenants for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified tenants for our properties. Our reputation, financial performance and ability to make distributions to our shareholders would be adversely affected if a significant number of our tenants fail to meet their lease obligations or fail to renew their leases. For example, tenants may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in the economic conditions in our markets could result in substantial tenant defaults. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property. In addition, we rely on information supplied by prospective residents in making tenant selections, which may in some cases be false.

Our short-term leases require us to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis or at all.

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

We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions.

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

    In the event that any of the properties we acquire incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect our financial condition, operating results, cash flows and ability to make distributions. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

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

    In addition, the properties we acquire may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process, and such restrictions may adversely affect our ability to utilize such properties as we intend. Municipalities, counties, or HOAs could also enact new covenants, ordinances, moratoria, or other regulations restricting or prohibiting leasing, which could adversely affect our ability to acquire, develop, or utilize properties.

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

    We are involved in a range of legal actions in the ordinary course of business. These actions may include, among others, eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer), disputes arising over potential violations of HOA rules and regulations and issues with local housing officials arising from the condition or maintenance of the property, outside vendor disputes and employee disputes. These actions can be time consuming and expensive and may adversely affect our reputation. For example, eviction proceedings by owners and operators of single-family homes for lease have recently been the focus of negative media attention. While we intend to vigorously defend any non-meritorious action or challenge, we cannot assure you that we will not be subject to expenses and losses that may adversely affect our operating results.

Government investigations or legal proceedings brought by governmental authorities may result in significant costs and expenses and reputational harm and may divert resources from our operations and therefore could have a material adverse effect on our business, financial condition, operating results or cash flows.

    From time to time, we are subject to government investigations or legal proceedings brought by governmental authorities. Government investigations and any related legal proceedings may result in significant costs and expenses, including legal fees, and divert management attention and company resources from our operations and execution of our business strategy. If any such proceedings are resolved adversely, governmental agencies could impose damages and fines, and may issue injunctions, cease and desist orders, bars on serving as a public company officer or director and other equitable remedies against us or our directors and officers. The financial costs could be in excess of our insurance coverage or not be covered by our insurance coverage. Any governmental legal proceeding, whether or not resolved adversely, could also negatively impact our reputation.

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

•COVID-19 may impact our ability to maintain our properties. Some tenants may be reluctant to request routine maintenance during the COVID-19 pandemic. Deferring routine repairs and maintenance may impact the value and desirability of our rental homes. It may also increase the expense and difficulty of completing these repairs in the future and may delay other needed repairs when the COVID-19 pandemic no longer constrains business activity.

    We believe that the degree to which COVID-19 continues to adversely impact our business, operating results, cash flows, ability to make distributions, ability to service our debt and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic, including resurgences, impact of government regulations, and the speed and effectiveness of vaccine distribution, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future public health crises could have similar impacts.

Risks Related to the Real Estate Industry

Our performance and the value of our properties are subject to general economic conditions and risks associated with our real estate assets.

    If the properties we acquire do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, our ability to make distributions to the Company’s shareholders and the Operating Partnership’s ability to make distributions to its OP unitholders, including AH4R, could be adversely affected. There are significant expenditures associated with an investment in real estate (such as debt service, real estate taxes, insurance and maintenance costs) that generally do not decline when circumstances reduce the income from the property. Income from and the value of our properties may be adversely affected by numerous factors, including general economic conditions (particularly increases in unemployment), property supply and demand fundamentals and rent control or rent stabilization or other housing laws, which could prevent us from raising rents.

Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results.

    Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition, development and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, financial condition, results of operations and, consequently, amounts available for distribution to shareholders and unitholders.

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

Tenant relief laws, including laws restricting evictions, rent control laws and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.

    As landlord of numerous properties, we are involved regularly in evicting tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs. The eviction process is typically subject to legal barriers, mandatory “cure” policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord-tenant laws may impose legal duties to assist tenants in relocating to new housing, or restrict the landlord’s ability to recover certain costs or charge tenants for damage tenants cause to the landlord’s premises. Because such laws vary by state and locality, we and any regional and local property managers we hire will need to be familiar with and take all appropriate steps to comply with all applicable landlord tenant laws, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation, or if we settle such litigation. Furthermore, rent control laws or other regulations that may limit our ability to increase rental rates may affect our rental income. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected. Since the onset of the COVID-19 pandemic, there have been increases in restrictions and other regulations on evictions and rent increases and we believe these increases will continue given the ongoing effects of the pandemic, economic challenges nationally and in many of our markets and increasing political support for these types of regulations.

Class action, tenant rights and consumer demands, litigation and adverse media publicity could directly limit and constrain our operations and may result in significant litigation expenses.

    Certain organizations, including tenant rights and housing advocacy organizations have been critical of our business model. We have been and may in the future be a target of legal demands, litigation and adverse media publicity driven by these organizations. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such actions might take, or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain our business operations or may generate unfavorable publicity for our business. If they are successful in any such endeavors, they could directly limit and constrain our operations, adversely impact our business and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

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

It would be difficult for us to quickly generate cash from sales of our properties.

    Real estate investments, particularly large portfolios of properties, are relatively illiquid. If we had a sudden need for significant cash, it would be difficult for us to fund such need quickly through a sale of our properties. Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code or dispose of our properties through a TRS.

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

    Members of the Company’s senior management, trustees and their affiliates hold significant amounts of the Company’s Class A and Class B common shares and Class A units in the Operating Partnership. Each Class A common share is entitled to one vote. Each Class B common share is entitled to 50 votes and converts into Class A common shares on a one for one basis for every 49 partnership units converted. Class A units in the Operating Partnership are nonvoting. The Company’s dual class structure was put in place when the Company was organized to provide voting rights to holders of units in the Operating Partnership corresponding with their equity ownership. All members of the Company’s senior management, trustees and their affiliates hold Class A common shares and Class B common shares that represent approximately 22.2% of the current voting power of the Company as of December 31, 2020. Assuming the conversion of all of the Class A units held by these individuals into Class A common shares, they would own approximately 32.0% of the voting power of the Company based on the Company’s outstanding common shares as of December 31, 2020. The Hughes Family and affiliates own all of the Class B common shares and, together with the Class A common shares they own, hold 22.0% of the voting power of the Company. Our senior management, trustees and affiliates have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of the Company’s shareholders, including electing trustees, changing the Company’s charter documents and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

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

    Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to Maryland real estate investment trusts may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price of their shares, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares) or an affiliate of any interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes two super-majority shareholder voting requirements on these combinations, unless, among other conditions, our common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares; and

•“control share” provisions that provide that our “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also trustees of our company.

    By resolution of the Company’s board of trustees, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by the Company’s board of trustees (including a majority of trustees who are not affiliates or associates of such persons). In addition, pursuant to a provision in the Company’s bylaws, we have opted out of the control share provisions of the MGCL. However, the Company’s board of trustees may by resolution elect to opt into the business combination provisions of the MGCL and we may, by amending the Company’s bylaws, opt into the control share provisions of the MGCL in the future.

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

Risks Related to Qualification and Operation as a REIT

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

    If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

•we would not be allowed a deduction for dividends paid to our shareholders in computing our taxable income and would be subject to U.S. federal income tax at the regular corporate tax rate (currently 21%); and

•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

    Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under the Code, and we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS or other subsidiary corporations that are subject to U.S. federal, state and local corporate taxes. Any of these taxes would decrease cash available for distribution to our shareholders.

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

    A REIT’s income from “prohibited transactions” is subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property that we hold. Although a safe harbor is available, for which certain sales of property by a REIT are not subject to the 100% prohibited transaction tax, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or we may conduct such sales through our TRS, which would be subject to U.S. federal and state income taxation. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis. For example, if we decide to acquire properties opportunistically to renovate in anticipation of immediate resale, we will need to conduct that activity through our TRS to avoid the 100% prohibited transactions tax.

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

    The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS, provided, however, losses in our TRS arising in taxable years beginning after December 31, 2020, may only be carried forward and may only be deducted against 80% of future taxable income in the TRS.

Our ownership of our TRS is subject to limitations and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

    The Code provides that no more than 20% of the value of a REIT’s assets may consist of shares or securities of one or more TRS. Our TRS earn income that otherwise would be nonqualifying income if earned by us. Our TRS also hold certain properties the sale of which may not qualify for the safe harbor for prohibited transactions described above. The limitation on ownership of TRS stock could limit the extent to which we can conduct these activities and other activities through our TRS. In addition, for taxable years beginning after December 31, 2017, taxpayers, including TRS, are subject to a limitation on their ability to deduct net business interest generally equal to 30% of adjusted taxable income, subject to certain exceptions. However, the Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020 generally increased the 30% limitation to a 50% limitation for any taxable year beginning in 2019 and 2020 for corporate taxpayers. This provision may limit the ability of our TRS to deduct interest, which could increase its taxable income. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. There can be no assurance that we will be able to comply with the TRS limitation or avoid application of the 100% excise tax.

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

    The Company’s declaration of trust, with certain exceptions, authorizes the Company’s board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the Company’s board of trustees, the Company’s declaration of trust prohibits any person, other than the Hughes family, which is subject to the “excepted holder limit” (as defined in the declaration of trust), and “designated investment entities” (as defined in the declaration of trust), from beneficially or constructively owning more than 8.0% in value or number of shares, whichever is more restrictive, of our outstanding common shares and more than 9.9% in value or number of shares, whichever is more restrictive, of any class or series of our preferred shares. The Company’s board of trustees may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the applicable ownership limit would result in our failing to qualify as a REIT. These restrictions on ownership and transfer will not apply, however, if the Company’s board of trustees determines that it is no longer in our best interest to continue to qualify as a REIT. The share ownership restrictions of the Code for REITs and the ownership and transfer restrictions in our declaration of trust may inhibit market activity in our equity shares and restrict our business combination opportunities.

To satisfy the REIT distribution requirements, we may be forced to take certain actions to raise funds if we have insufficient cash flow which could materially and adversely affect us and the trading price of our common or preferred shares.

    To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, computed without regard to the dividends paid deduction and any net capital gains, and we will be subject to corporate income tax on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income each year, computed without regard to the dividends paid deduction. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to satisfy these distribution requirements to maintain our REIT status and avoid the payment of income and excise taxes, we may need to take certain actions to raise funds if we have insufficient cash flow, such as borrowing funds, raising additional equity capital, selling a portion of our assets or finding another alternative to make distributions to our stockholders. We may be forced to take those actions even if the then-prevailing market conditions are not favorable for those actions. This situation could arise from, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures or other non-deductible expenses, the creation of reserves, or required debt or amortization payments. Such actions could increase our costs and reduce the value of our common or preferred shares. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common or preferred shares, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us and the trading price of our common or preferred shares.

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

The “fast-pay stock” rules could apply if we issue preferred shares in a reopening, which could subject our shareholders to adverse U.S. federal income tax consequences.

    We have, and may continue to have, series of preferred shares outstanding with respect to which we have the ability to issue additional preferred shares of that series without shareholder approval (referred to as a “reopening” of the preferred shares). We may issue additional series of preferred shares in the future with the reopening feature. If we issue preferred shares in a reopening at a price that exceeds the redemption price of such preferred shares by more than a de minimis amount, those shares could be considered to be “fast-pay stock” under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”).

    Under the Fast-Pay Stock Regulations, if stock of a REIT is structured so that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), the stock is characterized as “fast-pay stock,” resulting in the adverse tax consequences described below. Under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, our preferred shares are presumed to be fast-pay stock if they are issued for an amount that exceeds (by more than a de minimis amount, as determined under certain other Treasury Regulations) the amount at which the shareholder can be compelled to dispose of the shares (“Fast-Pay Stock”). Apart from the Fast-Pay Stock Regulations, no meaningful guidance exists regarding the determination of whether a dividend economically constitutes a return of investment for these purposes or how a taxpayer could clearly demonstrate otherwise.

    If any of our preferred shares are determined to be Fast-Pay Stock, the U.S. federal income tax treatment of the holders of such Fast-Pay Stock (the “FP Shareholders”) and our other shareholders (the “NFP Shareholders”) would be as described below:

•The FP Shareholders would be treated as having purchased financing instruments from the NFP Shareholders. Such financing instruments would be deemed to have the same terms as the Fast-Pay Stock.

•Payments made by us on the Fast-Pay Stock would be deemed to be made by us to the NFP Shareholders, and the NFP Shareholders would be deemed to pay equal amounts to the FP Shareholders under the deemed financing instruments.

•Any Fast-Pay Stock would not be fungible for U.S. federal income tax purposes with other preferred shares.

•If an NFP Shareholder sells our shares, in addition to any consideration actually paid and received for such shares, (i) the buyer would be deemed to pay, and such NFP Shareholder would be deemed to receive, the amount necessary to terminate the NFP Shareholder’s position in the deemed financing instruments at fair market value, and (ii) the buyer would be deemed to issue a financing instrument to the appropriate FP Shareholders in exchange for the amount necessary to terminate the NFP Shareholder’s position in the deemed financing instruments. For any transactions that are not sales, but that affect any of our shares that are not Fast-Pay Stock, the parties to the transaction must make appropriate adjustments to properly take into account the Fast-Pay Stock arrangement.

    While the character of the deemed payments and deemed financing instruments (for example, stock or debt) described above are determined under general U.S. federal income tax principles and depend on all the facts and circumstances, there is a lack of meaningful guidance regarding the consequences to us, the FP Shareholders and NFP Shareholders of the payments deemed made and received. For example, dividends received by the FP Shareholders generally could be treated as (i) additional dividend income to the NFP Shareholders and (ii) ordinary income, in whole or in part, to the FP Shareholders. In addition, the extent to which NFP

Shareholders could deduct payments deemed made on the financing instruments and the withholding taxes and information reporting requirements that could apply are uncertain.

    Transactions involving fast-pay stock arrangements are treated as “listed transactions” for U.S. federal income tax purposes. Thus, if any preferred shares issued by us are treated as Fast-Pay Stock, we and our shareholders would be required to report our and their participation in the transaction on IRS Form 8886 on an annual basis with our and their U.S. federal income tax returns and also would be required to mail a copy of that form to the IRS Office of Tax Shelter Analysis. Failure to comply with those disclosure requirements could result in the assessment by the IRS of interest, additions to tax and onerous penalties. In addition, an accuracy-related penalty applies under the Code to any reportable transaction understatement attributable to a listed transaction if a significant purpose of the transaction is the avoidance or evasion of U.S. federal income tax. Finally, treatment as a listed transaction would mean that certain of our “material advisors” (as defined under applicable Treasury Regulations) also would be required to file a disclosure statement with the IRS. We and certain of our advisors could decide to file disclosure statements with the IRS on a protective basis to avoid the risk of penalties, even if it is uncertain that our preferred shares are in fact Fast-Pay Stock or that such advisor is a “material advisor.”

    Prospective shareholders should consult their own tax advisors as to the application of these rules to their individual circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2. PROPERTIES

    The following table summarizes certain key single-family properties metrics as of December 31, 2020:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	4,977	9.4%	$922.2	9.2%	$185,301	2,165	17.4	2015
Dallas-Fort Worth, TX	4,313	8.2%	720.6	7.3%	167,085	2,117	16.7	2014
Charlotte, NC	3,811	7.2%	756.6	7.6%	198,541	2,100	16.2	2015
Phoenix, AZ	3,147	6.0%	566.1	5.6%	179,899	1,837	17.2	2015
Houston, TX	2,979	5.6%	495.2	5.0%	166,244	2,094	15.0	2014
Nashville, TN	2,907	5.5%	634.2	6.3%	218,157	2,109	15.1	2015
Indianapolis, IN	2,813	5.3%	437.7	4.4%	155,613	1,930	18.2	2013
Tampa, FL	2,464	4.7%	501.8	5.0%	203,648	1,945	14.5	2015
Jacksonville, FL	2,424	4.6%	445.5	4.4%	183,807	1,937	14.6	2015
Raleigh, NC	2,118	4.0%	396.7	4.0%	187,288	1,878	15.4	2015
Columbus, OH	2,062	3.9%	361.8	3.6%	175,438	1,870	18.9	2015
Cincinnati, OH	1,982	3.7%	351.7	3.5%	177,441	1,852	18.4	2013
Greater Chicago area, IL and IN	1,730	3.3%	318.6	3.2%	184,161	1,869	19.3	2013
Orlando, FL	1,743	3.3%	324.5	3.3%	186,200	1,903	18.4	2015
Salt Lake City, UT	1,595	3.0%	416.2	4.0%	260,946	2,182	16.9	2015
Charleston, SC	1,238	2.3%	252.9	2.6%	204,280	1,971	12.3	2016
Las Vegas, NV	1,127	2.1%	215.1	2.0%	190,839	1,854	16.5	2013
San Antonio, TX	938	1.8%	153.4	1.5%	163,531	2,023	16.6	2014
Savannah/Hilton Head, SC	917	1.7%	168.7	1.7%	183,967	1,871	12.8	2016
Denver, CO	831	1.6%	249.8	2.5%	300,562	2,103	18.3	2015
All Other (2)	6,757	12.8%	1,310.5	13.3%	193,950	1,876	15.8	2015
Total/Average	52,873	100.0%	$9,999.8	100.0%	$189,129	1,987	16.4	2014
(1)Excludes 711 single-family properties classified as held for sale as of December 31, 2020.
(2)Represents 15 markets in 14 states.

    For details on material encumbrances on our properties, see “Schedule III—Real Estate and Accumulated Depreciation” included in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

Property and Management

    We lease office space in Calabasas, California for our company headquarters, own commercial real estate in Las Vegas, Nevada for our operational headquarters and lease office space in 24 locations in 14 states.

ITEM 3. LEGAL PROCEEDINGS

    For a description of the Company’s legal proceedings, see “Note 14. Commitments and Contingencies” to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our Class A common shares have traded on the New York Stock Exchange (“NYSE”) under the symbol “AMH” since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. On February 24, 2021, the last reported sales price per share of our Class A common shares was $31.70. The Company’s Class B common shares and the Operating Partnership’s Class A units are not publicly traded.

Shareholders / Unitholders

    As of the close of business on February 24, 2021, there were approximately 29 holders of record of the Company’s Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees), one shareholder of record of the Company’s Class B common shares and approximately 11 holders of record of the Operating Partnership’s Class A units (including AH4R’s general partnership interest).

Distributions

    The Company’s board of trustees declared total distributions of $0.20 per Class A and Class B common share during each of the years ended December 31, 2020 and 2019. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of the Company’s board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code; utilization of AH4R’s net operating loss (“NOL”) carryforwards; and such other factors as the Company’s board of trustees deems relevant. To maintain our qualification as a REIT, AH4R must generally make annual distributions to our shareholders of at least 90% of our REIT taxable income for the current taxable year, determined without regard to deductions for dividends paid and any net capital gains. AH4R intends to use its NOL to reduce AH4R’s REIT taxable income and to pay quarterly distributions to our shareholders, and the Operating Partnership intends to pay quarterly distributions to the Operating Partnership’s unitholders, including AH4R, which distributions, in the aggregate, approximately equal or exceed AH4R’s net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have first paid all cumulative distributions on our Series D, Series E, Series F, Series G and Series H perpetual preferred shares. The distribution preference of our Series D, Series E, Series F, Series G and Series H perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares.

    The following table displays the estimated income tax treatment of distributions on our Class A and Class B common shares and Series D, Series E, Series F, Series G and Series H perpetual preferred shares for the years ended December 31, 2020 and 2019:

	2020				2019
	Ordinary dividend income (1)	Qualified dividend income	Capital gains (2)(3)	Total	Ordinary dividend income (1)	Capital gains (2)	Total
Common Shares	54.9%	1.1%	44.0%	100.0%	59.4%	40.6%	100.0%
Perpetual Preferred Shares:
Series D	54.9%	1.1%	44.0%	100.0%	59.4%	40.6%	100.0%
Series E	54.9%	1.1%	44.0%	100.0%	59.4%	40.6%	100.0%
Series F	54.9%	1.1%	44.0%	100.0%	59.4%	40.6%	100.0%
Series G	54.9%	1.1%	44.0%	100.0%	59.4%	40.6%	100.0%
Series H	54.9%	1.1%	44.0%	100.0%	59.4%	40.6%	100.0%
(1)100.0% of the ordinary dividend income is treated as Internal Revenue Code (“IRC”) Section 199A qualified REIT dividend income. Treasury Regulation §1.199A-3(c)(2)(ii) requires that shareholders hold their REIT shares for at least 45 days in order for the dividends to be treated as Section 199A dividends.
(2)Represents our designation to shareholders of the capital gain dividend amounts for the year pursuant to IRC Section 857(b)(3)(B).
(3)Pursuant to Treasury Regulation §1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends reported on Form 1099-DIV, Box 2a, Total Capital Gain Distributions for purposes of IRC Section 1061. IRC Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2020 distributions, since all capital gain dividends relate to IRC Section 1231 gains. Shareholders should consult with their tax advisors to determine whether IRC Section 1061 applies to their capital gain dividends.

Stock Performance Graph

    This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be incorporated by reference into any filing by us under the Securities Act except as expressly set forth in such filing.

    The following graph compares the cumulative total return on our Class A common shares from December 31, 2015 to the NYSE closing price per share on December 31, 2020, with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on December 31, 2015, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among American Homes 4 Rent, the S&P 500 Index and the MSCI US REIT Index

180
160
140
120
100
80
Index Value
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
AH4R
S&P 500
MSCI U.S. REIT

    The following table provides the same information in tabular form:

Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
American Homes 4 Rent	$100.00	$127.29	$132.34	$124.11	$157.23	$172.51
S&P 500	$100.00	$109.54	$128.95	$122.72	$151.60	$167.85
MSCI U.S. REIT	$100.00	$104.22	$105.08	$96.44	$117.38	$106.27

ITEM 6. SELECTED FINANCIAL DATA

    Intentionally omitted.

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

    This section of this Form 10-K generally discusses the years ended December 31, 2020 and 2019. A discussion of the year ended December 31, 2018 is available at Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

    We are a Maryland REIT focused on acquiring, developing, renovating, leasing and operating single-family homes as rental properties. The Operating Partnership is the entity through which we conduct substantially all of our business and own, directly or through subsidiaries, substantially all of our assets. We commenced operations in November 2012.

    As of December 31, 2020, we owned 53,584 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) in 22 states, including 711 properties held for sale, compared to 52,552 single-family properties in 22 states, including 1,187 properties held for sale, as of December 31, 2019. As of December 31, 2020, 51,271, or 97.0%, of our total properties (excluding properties held for sale) were occupied, compared to 48,767, or 94.9%, of our total properties (excluding properties held for sale) as of December 31, 2019. Also, as of December 31, 2020, the Company had an additional 1,293 properties held in unconsolidated joint ventures, compared to 808 properties held in unconsolidated joint ventures as of December 31, 2019. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

COVID-19 Business Update

    The Company has maintained continuity in business operations since the beginning of the COVID-19 pandemic and produced strong operating results in the fourth quarter of 2020 demonstrating the flexibility of its technology enabled operating platform and the resiliency of its high-quality, diversified portfolio. Comprehensive remote working policies remain in place for most corporate and field offices, and operational protocols have been tailored based on state and local mandates to ensure continuity of services, while protecting employees, residents and their families.

    Driven by shifting housing preferences as households migrate away from city centers and apartments, the Company is experiencing record demand levels and reported its highest ever Same-Home portfolio Average Occupied Days Percentages for the fourth quarter of 2020 and January 2021. Additionally, as the Company entered the fourth quarter of 2020, it continued its return to normal operating practices, including the assessment of late fees, in jurisdictions where allowable, and modest renewal increases on expiring leases.

    Collections continue to remain resilient throughout the pandemic. We have now received 96.7% of fourth quarter 2020 rental billings, which is consistent with pandemic payment histories within the same time frame. Additionally, collections of January 2021 rental billings continue to remain consistent with pandemic payment histories within the same time frame. Collections are reported without application of any existing resident security deposits or adjustment for deferred payment plans.

    Although the Company has produced strong operating results to date during the COVID-19 pandemic, the extent to which the pandemic will ultimately impact us and our residents will depend on future developments which are highly uncertain. These include the scope, severity and duration of the pandemic, including resurgences, impact of government regulations, the speed and effectiveness of vaccine distribution and the direct and indirect economic effects of the pandemic and containment measures, among others.

    For more information on risks related to COVID-19, see Part I, “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to risks from the global pandemic associated with COVID-19 and we may in the future be subject to risks from other public health crises.”

Key Single-Family Property and Leasing Metrics

    The following table summarizes certain key single-family properties metrics as of December 31, 2020:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	4,977	9.4%	$922.2	9.2%	$185,301	2,165	17.4	2015
Dallas-Fort Worth, TX	4,313	8.2%	720.6	7.3%	167,085	2,117	16.7	2014
Charlotte, NC	3,811	7.2%	756.6	7.6%	198,541	2,100	16.2	2015
Phoenix, AZ	3,147	6.0%	566.1	5.6%	179,899	1,837	17.2	2015
Houston, TX	2,979	5.6%	495.2	5.0%	166,244	2,094	15.0	2014
Nashville, TN	2,907	5.5%	634.2	6.3%	218,157	2,109	15.1	2015
Indianapolis, IN	2,813	5.3%	437.7	4.4%	155,613	1,930	18.2	2013
Tampa, FL	2,464	4.7%	501.8	5.0%	203,648	1,945	14.5	2015
Jacksonville, FL	2,424	4.6%	445.5	4.4%	183,807	1,937	14.6	2015
Raleigh, NC	2,118	4.0%	396.7	4.0%	187,288	1,878	15.4	2015
Columbus, OH	2,062	3.9%	361.8	3.6%	175,438	1,870	18.9	2015
Cincinnati, OH	1,982	3.7%	351.7	3.5%	177,441	1,852	18.4	2013
Greater Chicago area, IL and IN	1,730	3.3%	318.6	3.2%	184,161	1,869	19.3	2013
Orlando, FL	1,743	3.3%	324.5	3.3%	186,200	1,903	18.4	2015
Salt Lake City, UT	1,595	3.0%	416.2	4.0%	260,946	2,182	16.9	2015
Charleston, SC	1,238	2.3%	252.9	2.6%	204,280	1,971	12.3	2016
Las Vegas, NV	1,127	2.1%	215.1	2.0%	190,839	1,854	16.5	2013
San Antonio, TX	938	1.8%	153.4	1.5%	163,531	2,023	16.6	2014
Savannah/Hilton Head, SC	917	1.7%	168.7	1.7%	183,967	1,871	12.8	2016
Denver, CO	831	1.6%	249.8	2.5%	300,562	2,103	18.3	2015
All Other (2)	6,757	12.8%	1,310.5	13.3%	193,950	1,876	15.8	2015
Total/Average	52,873	100.0%	$9,999.8	100.0%	$189,129	1,987	16.4	2014
(1)Excludes 711 single-family properties held for sale as of December 31, 2020.
(2)Represents 15 markets in 14 states.

    The following table summarizes certain key leasing metrics as of December 31, 2020:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	96.0%	$1,666	12.0	6.1	3.9%
Dallas-Fort Worth, TX	95.8%	1,796	12.2	6.4	2.8%
Charlotte, NC	96.3%	1,644	12.3	6.4	3.2%
Phoenix, AZ	97.4%	1,509	12.0	6.0	6.5%
Houston, TX	95.2%	1,681	12.4	6.3	2.4%
Nashville, TN	94.5%	1,778	12.0	6.1	3.2%
Indianapolis, IN	96.3%	1,471	12.0	6.0	3.7%
Tampa, FL	95.6%	1,743	12.0	6.3	3.2%
Jacksonville, FL	95.6%	1,626	12.0	6.4	3.4%
Raleigh, NC	95.1%	1,577	12.3	6.5	2.8%
Columbus, OH	97.3%	1,694	12.0	6.1	3.9%
Cincinnati, OH	96.9%	1,654	11.9	6.4	3.9%
Greater Chicago area, IL and IN	96.8%	1,907	12.3	6.5	3.0%
Orlando, FL	95.6%	1,727	12.1	6.4	3.2%
Salt Lake City, UT	96.5%	1,834	12.1	6.5	4.4%
Charleston, SC	95.0%	1,753	12.0	6.5	3.3%
Las Vegas, NV	95.9%	1,632	12.0	6.8	4.7%
San Antonio, TX	95.0%	1,570	12.1	6.7	2.6%
Savannah/Hilton Head, SC	95.5%	1,603	12.0	6.5	3.1%
Denver, CO	95.1%	2,277	12.1	6.3	3.4%
All Other (6)	96.3%	1,659	12.1	6.4	3.8%
Total/Average	96.0%	$1,683	12.1	6.3	3.6%
(1)Leasing information excludes 711 single-family properties held for sale as of December 31, 2020.
(2)For the year ended December 31, 2020, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the year ended December 31, 2020, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the year, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the year ended December 31, 2020, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Factors That Affect Our Results of Operations and Financial Condition

    Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Currently, the most significant factor impacting our results of operations and financial condition is the effect of the COVID-19 pandemic, which is discussed above. Other key factors that impact our results of operations and financial condition include the pace at which we identify and acquire suitable land and properties, the time and cost required to renovate the acquired properties, the pace and cost of our property developments, the time to lease newly acquired or developed properties at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, our ability to raise capital and our capital structure.

    Property Acquisitions, Development and Dispositions

    Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program and acquiring newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the year ended December 31, 2020, we developed or acquired 2,103 homes, including 1,158 newly constructed properties delivered through our AMH Development Program and 945 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 1,047 homes sold and 24 homes contributed to unconsolidated joint ventures.

    Our properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of December 31, 2020 and 2019, there were 711 and 1,187 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

    Property Operations

    Homes added to our portfolio through new construction channels include properties developed through our internal AMH Development Program and newly constructed properties acquired from third-party developers through our National Builder Program. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately four to six months to complete the rental home vertical construction process. However, delivery of homes may be staged to account for delays in demand. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $200,000 and $400,000 to acquire and develop land, and build a rental home. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

    Homes added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs between $15,000 and $30,000 to renovate a home acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved to prepare our homes for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. On average, it takes approximately 20 to 40 days to complete the renovation process.

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

    Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 3.0% for the year ended December 31, 2020 and we experienced turnover rates of 33.1% and 36.9% for the years ended December 31, 2020 and 2019, respectively. In response to the COVID-19 pandemic, we waived month-to-month lease premiums and offered zero percent increases on newly signed renewal leases between April and July 2020 and then began to return to normal operating practices including modest renewal increases on expiring leases.

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

Results of Operations

    Net income totaled $154.8 million for the year ended December 31, 2020, compared to $156.3 million for the year ended December 31, 2019. This decrease was primarily attributable to increased uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic, as well as a noncash write-down included in other expenses associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. (“ARPI”) merger in February 2016. This decrease was offset in part by growth in the Company’s portfolio and higher occupancy, as well as higher rental rates.

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

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

    The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties (2)	$867,380		$150,442		$1,017,822
Fees from single-family properties (2)	13,350		3,001		16,351
Bad debt (3)	(18,709)		(3,757)		(22,466)
Core revenues	862,021		149,686		1,011,707

Property tax expense	152,703	17.7%	27,437	18.3%	180,140	17.8%
HOA fees, net (4)	16,264	1.9%	3,390	2.3%	19,654	1.9%
R&M and turnover costs, net (4)(5)	69,429	8.0%	13,707	9.2%	83,136	8.2%
Insurance	7,977	0.9%	1,715	1.1%	9,692	1.0%
Property management expenses, net (6)	69,500	8.1%	15,485	10.3%	84,985	8.4%
Core property operating expenses	315,873	36.6%	61,734	41.2%	377,607	37.3%

Core NOI	$546,148	63.4%	$87,952	58.8%	$634,100	62.7%

	For the Year Ended December 31, 2019
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$834,267		$133,142		$967,409
Fees from single-family properties	11,579		2,256		13,835
Bad debt	(7,306)		(1,652)		(8,958)
Core revenues	838,540		133,746		972,286

Property tax expense	145,946	17.3%	26,836	20.1%	172,782	17.8%
HOA fees, net (4)	17,232	2.0%	3,236	2.4%	20,468	2.1%
R&M and turnover costs, net (4)	64,481	7.8%	12,613	9.4%	77,094	8.0%
Insurance	7,576	0.9%	1,447	1.1%	9,023	0.9%
Property management expenses, net (6)	67,707	8.1%	12,495	9.3%	80,202	8.2%
Core property operating expenses	302,942	36.1%	56,627	42.3%	359,569	37.0%

Core NOI	$535,598	63.9%	$77,119	57.7%	$612,717	63.0%
(1)Includes 44,663 properties that have been stabilized longer than 90 days prior to January 1, 2019.
(2)As a result of the COVID-19 pandemic, rents from single-family properties were impacted by the Company’s socially responsible decisions between April and July 2020 to waive month-to-month lease premiums and offer zero percent increases on newly signed renewal leases. Fees from single-family properties were also impacted as the Company waived late fees between April and July 2020.
(3)Includes increased uncollectible rents related to the COVID-19 pandemic of $12.8 million and $11.1 million for the total portfolio and Same-Home portfolio, respectively, for the year ended December 31, 2020.
(4)Presented net of tenant charge-backs.
(5)Includes increased uncollectible tenant utility reimbursements of $2.8 million and $2.6 million and costs associated with enhanced cleaning and safety protocols related to the COVID-19 pandemic of $0.5 million and $0.4 million for the total portfolio and Same-Home portfolio, respectively, during the year ended December 31, 2020.
(6)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

    The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the years ended December 31, 2020 and 2019 (amounts in thousands):

	For the Years Ended December 31,
	2020	2019
Core revenues and Same-Home core revenues
Total revenues	$1,182,836	$1,143,378
Tenant charge-backs	(160,807)	(159,851)
Other revenues	(10,322)	(11,241)
Core revenues	1,011,707	972,286
Less: Non-Same-Home core revenues	149,686	133,746
Same-Home core revenues	$862,021	$838,540

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$450,267	$433,854
Property management expenses	89,892	86,908
Noncash share-based compensation - property management	(1,745)	(1,342)
Expenses reimbursed by tenant charge-backs	(160,807)	(159,851)
Core property operating expenses	377,607	359,569
Less: Non-Same-Home core property operating expenses	61,734	56,627
Same-Home core property operating expenses	$315,873	$302,942

Core NOI and Same-Home Core NOI
Net income	$154,829	$156,260
Loss on early extinguishment of debt	—	659
Gain on sale of single-family properties and other, net	(44,194)	(43,873)
Depreciation and amortization	343,153	329,293
Acquisition and other transaction costs	9,298	3,224
Noncash share-based compensation - property management	1,745	1,342
Interest expense	117,038	127,114
General and administrative expense	48,517	43,206
Other expenses	14,036	6,733
Other revenues	(10,322)	(11,241)
Core NOI	634,100	612,717
Less: Non-Same-Home Core NOI	87,952	77,119
Same-Home Core NOI	$546,148	$535,598

Total Revenues

    Total revenues increased 3.5% to $1.18 billion for the year ended December 31, 2020 from $1.14 billion for the year ended December 31, 2019. Revenue growth was driven by an increase in our average occupied portfolio which grew to 50,065 homes for the year ended December 31, 2020, compared to 48,687 homes for the year ended December 31, 2019, as well as higher rental rates, partially offset by an increase in uncollectible rents and tenant utility reimbursements related to the COVID-19 pandemic.

Property Operating Expenses

    Property operating expenses increased 3.8% to $450.3 million for the year ended December 31, 2020 from $433.9 million for the year ended December 31, 2019. This increase was primarily attributable to higher property tax expense and higher repairs and maintenance and turnover costs as a result of growth in our portfolio.

Property Management Expenses

    Property management expenses for the years ended December 31, 2020 and 2019 were $89.9 million and $86.9 million, respectively, which included $1.7 million and $1.3 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs, partially offset by lower employee travel costs.

Core Revenues from Same-Home Properties

    Core revenues from Same-Home properties increased 2.8% to $862.0 million for the year ended December 31, 2020 from $838.5 million for the year ended December 31, 2019. This increase is primarily attributable to higher Average Monthly Realized Rent per property, which increased 3.0% to $1,680 per month for the year ended December 31, 2020 compared to $1,631 per month for the year ended December 31, 2019, and a rise in the Average Occupied Days Percentage, which increased to 96.3% for the year ended December 31, 2020 compared to 95.4% for the year ended December 31, 2019, partially offset by an increase in uncollectible rents related to the COVID-19 pandemic. Additionally, during the year ended December 31, 2020, core revenues from Same-Home properties were impacted by (i) the Company’s socially responsible decisions between April and July 2020 to waive month-to-month lease premiums and offer zero percent increases on newly signed renewal leases and (ii) waived late fees between April and July 2020.

Core Property Operating Expenses from Same-Home Properties

    Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.3% to $315.9 million for the year ended December 31, 2020 from $302.9 million for the year ended December 31, 2019, primarily driven by annual growth in property tax expense and higher R&M and turnover costs, net, which includes $3.0 million of incremental costs related to the COVID-19 pandemic including increased uncollectible tenant utility reimbursements and enhanced cleaning costs during the year ended December 31, 2020.

General and Administrative Expense

    General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the years ended December 31, 2020 and 2019 was $48.5 million and $43.2 million, respectively, which included $6.6 million and $3.5 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher noncash share-based compensation expense as well as higher personnel costs to support growth in our business and an increase in state taxes.

Interest Expense

    Interest expense decreased 7.9% to $117.0 million for the year ended December 31, 2020 from $127.1 million for the year ended December 31, 2019. This decrease was primarily related to additional capitalized interest during the year ended December 31, 2020 and the payoff of the term loan facility in June 2019, partially offset by the unsecured senior notes issued in late January 2019.

Acquisition and Other Transaction Costs

    Acquisition and other transaction costs were $9.3 million and $3.2 million for the years ended December 31, 2020 and 2019, respectively, which primarily related to overhead and other indirect costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, as well as costs associated with the disposal of certain properties or portfolios of properties. Our efforts to grow our acquisition program, including an increase in personnel, was the primary driver for the year-over-year increase.

Depreciation and Amortization

    Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to thirty years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 4.2% to $343.2 million for the year ended December 31, 2020 from $329.3 million for the year ended December 31, 2019 primarily due to growth in our average number of depreciable properties.

Other Revenues

    Other revenues were $10.3 million and $11.2 million for the years ended December 31, 2020 and 2019, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, and equity in earnings from unconsolidated joint ventures.

Other Expenses

    Other expenses were $14.0 million and $6.7 million for the years ended December 31, 2020 and 2019, respectively, which primarily related to impairments on properties held for sale and expenses related to unconsolidated joint ventures. Also included in other expenses for the year ended December 31, 2020 was a $4.9 million noncash write-down associated with the liquidation of legacy joint ventures, which were acquired as part of the ARPI merger in February 2016, and a net expense of $2.9 million related to a legal matter involving a former employee.

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

    The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in unconsolidated entity, such as our investments in unconsolidated joint ventures. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, our net equity investment is included in investments in unconsolidated joint ventures within the consolidated balance sheets, and our share of net income or loss from the joint ventures is included within other revenues in the consolidated statements of operations. Our recognition of joint venture income or loss is generally based on ownership percentages, which may change upon the achievement of certain investment return thresholds. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we will record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. During the year ended December 31, 2020, the Company recognized a $4.9 million impairment charge in other expenses within the consolidated statements of operations associated with the liquidation of legacy joint ventures, which were acquired as part of the ARPI merger in February 2016.

    Investments in Real Estate

    Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge obtained from historical transactions, its AMH Development Program and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense. For the year ended December 31, 2020, the Company purchased 1,019 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $266.4 million, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

    The nature of our business requires that in certain circumstances we acquire single-family properties subject to existing liens. Liens that we expect to be extinguished in cash are estimated and accrued for on the date of acquisition and recorded as a cost of the property.

    We incur costs to prepare properties acquired through our traditional acquisition channels for rental. These costs, along with related holding costs, are capitalized to the cost of the property during the period the property is undergoing activities to prepare it for its intended use. We capitalize interest costs as a cost of the property only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest costs have been incurred. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred.

    Single-Family Properties Under Development and Development Land

    Land and construction in progress for our AMH Development Program are presented separately in single-family properties under development and development land within the consolidated balance sheets. Our capitalization policy on development properties follows the guidance in ASC 835-20, Capitalization of Interest, and ASC 970, Real Estate-General. Costs directly related to the development of properties are capitalized and the costs of land and buildings under development include specifically identifiable costs. We also capitalize interest, real estate taxes, insurance, utilities, and payroll costs for land and construction in progress under active development once the applicable GAAP criteria have been met. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment.

    Impairment of Long-Lived Assets

    We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. No significant impairments on operating properties were recorded during the years ended December 31, 2020, 2019 and 2018.

    We use the held for sale impairment model for our properties classified as held for sale. The held for sale impairment model is different from the held and used impairment model. Under the held for sale impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale. As of December 31, 2020 and 2019, the Company had 711 and 1,187 single-family properties, respectively, classified as held for sale, and recorded $2.0 million, $3.7 million and $5.9 million of impairment on single-family properties held for sale for the years ended December 31, 2020, 2019 and 2018, respectively, which was included in other expenses within the consolidated statements of operations.

    Goodwill

    Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company’s management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and whether or not there has been a sustained decrease in the Company’s stock price. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. Based on our assessment of qualitative factors on December 31, 2020, we concluded it was more likely than not that the Company’s recorded goodwill balance of $120.3 million was not impaired and did not perform the quantitative test. No goodwill impairment was recorded during the years ended December 31, 2020, 2019 and 2018.

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

    Gains or losses on sales of properties and upon contributions to our unconsolidated joint ventures are recognized pursuant to the provisions included in ASC 610-20, Other Income. Under ASC 610-20, we must first determine whether the transaction is a sale to a customer or non-customer. We typically sell properties on a selective basis and not within the ordinary course of our operating business and therefore expect that our sale transactions will not be contracts with customers. We next determine whether we have a controlling financial interest in the property after the sale, consistent with the consolidation model in ASC 810, Consolidation. If we determine that we do not have a controlling financial interest in the real estate, we evaluate whether a contract exists under ASC 606, Revenue from Contracts with Customers, and whether the buyer has obtained control of the asset that was sold. We recognize a full gain or loss on sale, which is presented in gain on sale of single-family properties and other, net within the consolidated statements of operations, when the derecognition criteria under ASC 610-20 have been met.

    Income Taxes

    AH4R has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 to 860 of the Code, commencing with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains), we generally will not be subject to U.S. federal income tax.

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

    Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Certain of our subsidiaries are subject to taxation by U.S. federal, state and local authorities for the periods presented. We made joint elections to treat certain subsidiaries as TRS which are subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2016 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

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

    ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2020, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

Recent Accounting Pronouncements

    See Note 2. Significant Accounting Policies to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K for a discussion of the adoption and potential impact of recently issued accounting standards.

Liquidity and Capital Resources

    Our liquidity and capital resources as of December 31, 2020 included cash and cash equivalents of $137.1 million. Additionally, as of December 31, 2020, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million, of which $1.5 million was committed to outstanding letters of credit. We have no debt maturities, other than recurring principal amortization, until 2024.

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

    As discussed above under “COVID-19 Business Update,” the COVID-19 pandemic has had an adverse impact on the economy and our operating cash flows. Since we do not know the ultimate severity and length of the COVID-19 pandemic, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

    Cash Flows

    The following table summarizes the Company’s and the Operating Partnership’s cash flows for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019	Change
Net cash provided by operating activities	$474,100	$457,887	$16,213
Net cash used for investing activities	(642,925)	(376,866)	(266,059)
Net cash provided by (used for) financing activities	269,783	(92,116)	361,899
Net increase (decrease) in cash, cash equivalents and restricted cash	$100,958	$(11,095)	$112,053

    Operating Activities

    Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $16.2 million, or 3.5%, from $457.9 million during the year ended December 31, 2019 to $474.1 million during the year ended December 31, 2020 primarily as a result of increased cash flows generated from a larger number of occupied properties and increases in rental rates on lease renewals and re-leasing of our single-family properties, partially offset by a decrease in collections on rent and tenant utility reimbursements associated with the COVID-19 pandemic.

    Investing Activities

	For the Years Ended December 31,		Change
	2020	2019
Sources of cash from investing activities:
Net proceeds received from sales of single-family properties and other	$228,566	$221,930	$6,636
Distributions from joint ventures	129,007	22,561	106,446
Proceeds received from hurricane-related insurance claims	3,705	2,171	1,534
	$361,278	$246,662	$114,616
Uses of cash for investing activities:
Cash paid for development activity	$(564,241)	$(383,271)	$(180,970)
Cash paid for single-family properties	(269,273)	(120,487)	(148,786)
Recurring and other capital expenditures for single-family properties	(104,819)	(71,481)	(33,338)
Investment in unconsolidated joint ventures	(29,834)	(13,114)	(16,720)
Renovations to single-family properties	(16,968)	(21,883)	4,915
Other purchases of productive assets	(18,694)	(6,121)	(12,573)
Change in escrow deposits for purchase of single-family properties	(374)	(7,171)	6,797
	$(1,004,203)	$(623,528)	$(380,675)

Net cash used for investing activities	$(642,925)	$(376,866)	$(266,059)

    Net cash used for investing activities increased $266.1 million, or 70.6%, from $376.9 million during the year ended December 31, 2019 to $642.9 million during the year ended December 31, 2020, primarily driven by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program, and acquiring newly built properties through our National Builder Program. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in this strategic expansion. The Company has continued construction activity, while in compliance with state and local mandates related to COVID-19, on its existing pipeline of “built-for-rental” homes through our AMH Development Program. Recurring and other capital expenditures for single-family properties increased as a result of investments in properties to increase future revenues or reduce maintenance expenditures. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future. These increased cash outflows were offset by additional distributions from unconsolidated joint ventures in respect of contributions of land and in-process development projects and additional net proceeds from sales of single-family properties and other.

    Financing Activities

    Net cash provided by or used for financing activities increased $361.9 million from $92.1 million of net cash outflows during the year ended December 31, 2019 to $269.8 million of net cash inflows during the year ended December 31, 2020 primarily due to the debt and equity activity described below.

    Debt

    As of December 31, 2020, the Company had outstanding asset-backed securitizations with varying maturities starting in 2024 with an aggregate principal amount of $1.9 billion and outstanding unsecured senior notes maturing in 2028 and 2029 with an aggregate principal amount of $900.0 million.

    During the year ended December 31, 2020, the Company borrowed and fully repaid $130.0 million on its revolving credit facility and repaid $22.5 million on its asset-backed securitizations. During the year ended December 31, 2019, the Company issued $400.0 million of unsecured senior notes and received $397.9 million in proceeds, net of a discount, paid off the outstanding amounts on the term loan facility and revolving credit facility of $100.0 million and $250.0 million, respectively, and repaid $21.5 million on its asset-backed securitizations.

    For additional information regarding the Company’s debt issuances, see Note 7. Debt to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

    Class A Common Share Offering

    During the third quarter of 2020, the Company issued 14,950,000 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering, raising net proceeds of $411.7 million after deducting underwriting discounts and before offering costs of approximately $0.2 million. The Company used the net proceeds from this offering (i) to repay indebtedness the Company had incurred under its revolving credit facility (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for general corporate purposes. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

    At-the-Market Common Share Offering Program

    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The Company may suspend or terminate the At-the-Market Program at any time. During the year ended December 31, 2020, the Company issued 86,130 Class A common shares under the At-the-Market Program, raising $2.4 million in gross proceeds before commissions and other expenses of approximately $0.4 million. As of December 31, 2020, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

    Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2020 and 2019, we did not repurchase and retire any of our shares. As of December 31, 2020, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

    Distributions

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. AH4R had an NOL for U.S. federal income tax purposes of an estimated $60.2 million as of December 31, 2020 and approximately $189.1 million as of December 31, 2019. We intend to use our NOL (to the extent available) to reduce our REIT taxable income and will distribute approximately all of our remaining REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains).

    During the years ended December 31, 2020 and 2019, the Company distributed an aggregate $126.6 million and $125.7 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

Off-Balance Sheet Arrangements

    During the third quarter of 2020, one of our unconsolidated joint ventures entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at LIBOR plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of December 31, 2020, the joint venture’s loan had an $85.2 million outstanding principal balance. The Company provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

    We have no other material obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations

    Contractual obligations as of December 31, 2020 consisted of the following (in thousands):

		Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (1)	$3,000	$2,000	$1,000	$—	$—
Asset-backed securitizations (2)	1,948,492	20,714	41,428	964,741	921,609
Unsecured senior notes (2)	900,000	—	—	—	900,000
Interest on debt obligations (3)	662,489	125,718	249,095	181,270	106,406
Operating lease obligations	21,940	2,104	5,395	4,552	9,889
Purchase obligations (4)	153,982	153,982	—	—	—
Total	$3,689,903	$304,518	$296,918	$1,150,563	$1,937,904
(1)Includes the 0.25% annual commitment fee on the principal amount of the commitments of $800.0 million.
(2)Amounts represent principal amounts due and exclude unamortized discounts and deferred financing costs.
(3)Represents estimated future interest payments on our debt instruments based on applicable interest rates as of December 31, 2020 and assumes the repayment of the AMH 2015-1 and 2015-2 securitizations on their anticipated repayment dates in 2025. The fully extended maturity dates for the AMH 2015-1 and 2015-2 securitizations are in 2045 and the interest rates increase on the anticipated repayment dates in 2025. If the AMH 2015-1 and 2015-2 securitizations are not repaid on the anticipated repayment dates in 2025, our interest on debt obligations above would increase.
(4)Represents commitments to acquire 323 single-family properties for an aggregate purchase price of $81.7 million, as well as $72.3 million in land purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program.

    As a condition for entering into some of its development contracts, the Company had $36.7 million in outstanding surety bonds and $1.5 million in letters of credit as of December 31, 2020 and $14.5 million in outstanding surety bonds and $6.2 million in letters of credit as of December 31, 2019.

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

    The following is a reconciliation of the Company’s net income or loss attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the years ended December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Net income attributable to common shareholders	$85,246	$85,911
Adjustments:
Noncontrolling interests in the Operating Partnership	14,455	15,221
Net (gain) on sale / impairment of single-family properties and other	(38,107)	(40,210)
Adjustments for unconsolidated joint ventures	1,352	1,797
Depreciation and amortization	343,153	329,293
Less: depreciation and amortization of non-real estate assets	(9,016)	(7,933)
FFO attributable to common share and unit holders	$397,083	$384,079
Adjustments:
Acquisition, other transaction costs and other (1)	12,223	3,224
Noncash share-based compensation - general and administrative	6,573	3,466
Noncash share-based compensation - property management	1,745	1,342
Loss on early extinguishment of debt	—	659
Core FFO attributable to common share and unit holders (2)	$417,624	$392,770
Recurring capital expenditures (3)	(46,048)	(39,997)
Leasing costs	(4,070)	(4,095)
Adjusted FFO attributable to common share and unit holders (2)	$367,506	$348,678
(1)Included in acquisition, other transaction costs and other is a net $2.9 million nonrecurring expense related to a legal matter involving a former employee during the year ended December 31, 2020.
(2)Core FFO and Adjusted FFO attributable to common share and unit holders include negative financial impacts associated with the COVID-19 pandemic that relate to (i) the Company’s socially responsible decisions between April and July 2020 to waive month-to-month lease premiums and offer zero percent increases on newly signed renewal leases, (ii) waived late fees between April and July 2020, and (iii) $16.1 million of other negative financial impacts from the COVID-19 pandemic including $12.8 million of increased uncollectible rents, $2.8 million of increased uncollectible tenant utility reimbursements and $0.5 million of increased costs associated with enhanced cleaning and safety protocols during the year ended December 31, 2020. Additionally, due primarily to abnormally high home system usage during stay-at-home orders, we incurred approximately $3.4 million of incremental capital expenditures within Adjusted FFO attributable to common share and unit holders that primarily related to HVAC and home system replacements during the year ended December 31, 2020.
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

    The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the years ended December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Net income	$154,829	$156,260
Interest expense	117,038	127,114
Depreciation and amortization	343,153	329,293
EBITDA	$615,020	$612,667

Net (gain) on sale / impairment of single-family properties and other	(38,107)	(40,210)
Adjustments for unconsolidated joint ventures	1,352	1,797
EBITDAre	$578,265	$574,254

Noncash share-based compensation - general and administrative	6,573	3,466
Noncash share-based compensation - property management	1,745	1,342
Acquisition, other transaction costs and other (1)	12,223	3,224
Loss on early extinguishment of debt	—	659
Adjusted EBITDAre	$598,806	$582,945

Recurring capital expenditures (2)	(46,048)	(39,997)
Leasing costs	(4,070)	(4,095)
Fully Adjusted EBITDAre	$548,688	$538,853
(1)Included in acquisition, other transaction costs and other is a net $2.9 million nonrecurring expense related to a legal matter involving a former employee during the year ended December 31, 2020.
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

    All borrowings under our revolving credit facility bear interest at LIBOR plus a margin of 1.20% until the fully extended maturity date of June 2022. As of December 31, 2020, the Company had no outstanding variable rate debt and therefore a hypothetical 100 basis point increase or decrease in LIBOR would have no effect on our projected annual interest expense. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

    As of December 31, 2020, the Company had approximately $2.8 billion of fixed rate debt and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows by scheduled maturity, weighted-average interest rates and the estimated fair value of our fixed rate debt as of December 31, 2020 (in thousands):

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Estimated Fair Value
Fixed rate debt	$20,714	$20,714	$20,714	$954,439	$10,302	$1,821,609	$2,848,492	$3,040,579
Weighted-average interest rate	4.43%	4.43%	4.44%	4.51%	4.50%	4.60%	4.48%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is included as a separate section in this Annual Report on Form 10-K. See Part IV, “Item 15. Exhibit and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

    American Homes 4 Rent

Evaluation of Disclosure Controls and Procedures

    As of December 31, 2020, the Company performed an evaluation, under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Company’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Controls over Financial Reporting

    There have been no changes to the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter of the year ended December 31, 2020, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

    Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

    Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which is presented at the end of this “Item 9A. Controls and Procedures.”

    American Homes 4 Rent, L.P.

Evaluation of Disclosure Controls and Procedures

    As of December 31, 2020, the Operating Partnership performed an evaluation, under the supervision of the general partner’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Operating Partnership’s evaluation, the general partner’s CEO and CFO concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Controls over Financial Reporting

    There have been no changes to the Operating Partnership’s internal controls over financial reporting that occurred during the Operating Partnership’s last fiscal quarter of the year ended December 31, 2020, that materially affected, or were reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

    Management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on Internal Control over Financial Reporting

We have audited American Homes 4 Rent’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Homes 4 Rent (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of American Homes 4 Rent as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this item with respect to trustees, executive officers and, to the extent applicable, Section 16(a) compliance will be included in the Company’s definitive proxy statement for the 2021 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (the “2021 Proxy Statement”) and is incorporated herein by reference.

    The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included in the 2021 Proxy Statement and is incorporated herein by reference.

    The information required by this item with respect to a code of ethics will be included in the 2021 Proxy Statement and is incorporated herein by reference. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this item, other than the table below, will be included in the 2021 Proxy Statement and is incorporated herein by reference.

    The following table sets forth information as of December 31, 2020 for the Company’s equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	1,090,300	$17.68	1,417,627
Equity compensation plans not approved by security holders	—	$—	—
(1)The Company’s equity compensation plan, the 2012 Equity Incentive Plan, is described more fully in Note 10. Share-Based Compensation to the consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K. The 2012 Equity Incentive Plan was approved by the Company’s shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules

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

3.8	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 10, 2020.)

4.1	Form of Indenture (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration Number 333-221878) filed December 1, 2017.)

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

4.6	Form of Global Note representing the Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 23, 2019.)

4.7	Description of Securities. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on February 28, 2020.)

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

21.1		List of Subsidiaries of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

23.1		Consent of independent registered public accounting firm of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

24.1		Power of Attorney (included on the signature page of this Form 10-K). Filed herewith.

31.1		Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2		Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3		Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4		Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit Number	Exhibit Document
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
†    Indicates management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

    None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Purchase Price Accounting
Description of the Matter	For the year ended December 31, 2020, the Company completed the acquisition of 1,019 single-family properties for a total purchase price of $266.4 million. As explained in Note 2 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, are recorded at the price to acquire the single-family property, including acquisition costs. The purchase price is allocated to land and building based upon the relative fair values of the acquired land and building which were determined using the Company’s own knowledge obtained from published market data such as county tax assessment records and supplemented by the Company’s historical cost to construct a home.

Auditing the accounting for the Company’s 2020 acquisitions of single-family properties was challenging because the determination of the relative fair values of the acquired land and building involved a higher degree of subjectivity due to the lack of availability of direct comparable land market information.

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

For the 2020 single-family property acquisitions described above, our procedures included, among others, an evaluation of the methods and significant assumptions used by the Company and an evaluation of the sensitivity of changes in the significant assumptions on the purchase price allocation. For a sample of acquisitions, we read the purchase and sale agreements and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, on a sub-market basis, we compared the allocated land and building values to the historical results of single-family properties acquired in the prior years. We also performed a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated land values. In addition, for certain of these asset acquisitions, our valuation specialists performed corroborative calculations to assess whether the conclusions in the valuation were supported by observable market data. Specifically, our valuation specialists utilized alternative data sources to develop a range of independent estimates of the land and building fair values to evaluate the reasonableness of management’s allocated land and building values.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of American Homes 4 Rent, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent, L.P. (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), capital and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Purchase Price Accounting
Description of the Matter	For the year ended December 31, 2020, the Operating Partnership completed the acquisition of 1,019 single-family properties for a total purchase price of $266.4 million. As explained in Note 2 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, are recorded at the price to acquire the single-family property, including acquisition costs. The purchase price is allocated to land and building based upon the relative fair values of the acquired land and building which were determined using the Operating Partnership’s own knowledge obtained from published market data such as county tax assessment records and supplemented by the Operating Partnership’s historical cost to construct a home.

Auditing the accounting for the Operating Partnership’s 2020 acquisitions of single-family properties was challenging because the determination of the relative fair values of the acquired land and building involved a higher degree of subjectivity due to the lack of availability of direct comparable land market information.
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

For the 2020 single-family property acquisitions described above, our procedures included, among others, an evaluation of the methods and significant assumptions used by the Company and an evaluation of the sensitivity of changes in the significant assumptions on the purchase price allocation. For a sample of acquisitions, we read the purchase and sale agreements and tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, on a sub-market basis, we compared the allocated land and building values to the historical results of single-family properties acquired in the prior years. We also performed a sensitivity analysis to evaluate the impact on the Operating Partnership’s financial statements resulting from changes in allocated land values. In addition, for certain of these asset acquisitions, our valuation specialists performed corroborative calculations to assess whether the conclusions in the valuation were supported by observable market data. Specifically, our valuation specialists utilized alternative data sources to develop a range of independent estimates of the land and building fair values to evaluate the reasonableness of management’s allocated land and building values.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2017.

Los Angeles, California
February 26, 2021

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Single-family properties:
Land	$1,836,798	$1,756,504
Buildings and improvements	8,163,023	7,691,877
Single-family properties in operation	9,999,821	9,448,381
Less: accumulated depreciation	(1,754,433)	(1,462,105)
Single-family properties in operation, net	8,245,388	7,986,276
Single-family properties under development and development land	510,365	355,427
Single-family properties held for sale, net	129,026	209,828
Total real estate assets, net	8,884,779	8,551,531
Cash and cash equivalents	137,060	37,575
Restricted cash	128,017	126,544
Rent and other receivables	41,544	29,618
Escrow deposits, prepaid expenses and other assets	163,171	140,961
Investments in unconsolidated joint ventures	93,109	67,935
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,593,625	$9,100,109

Liabilities
Revolving credit facility	$—	$—
Asset-backed securitizations, net	1,927,607	1,945,044
Unsecured senior notes, net	889,805	888,453
Accounts payable and accrued expenses	298,949	243,193
Amounts payable to affiliates	4,834	4,629
Total liabilities	3,121,195	3,081,319

Commitments and contingencies (see Note 14)

Equity
Shareholders' equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 316,021,385 and 300,107,599 shares issued and outstanding at December 31, 2020 and 2019, respectively)	3,160	3,001
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2020 and 2019)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 35,350,000 shares issued and outstanding at December 31, 2020 and 2019)	354	354
Additional paid-in capital	6,223,256	5,790,775
Accumulated deficit	(443,522)	(465,368)
Accumulated other comprehensive income	5,840	6,658
Total shareholders' equity	5,789,094	5,335,426
Noncontrolling interest	683,336	683,364
Total equity	6,472,430	6,018,790

Total liabilities and equity	$9,593,625	$9,100,109

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Rents and other single-family property revenues	$1,172,514	$1,132,137	$1,066,675
Other	10,322	11,241	6,180
Total revenues	1,182,836	1,143,378	1,072,855

Expenses:
Property operating expenses	450,267	433,854	412,905
Property management expenses	89,892	86,908	74,573
General and administrative expense	48,517	43,206	36,575
Interest expense	117,038	127,114	122,900
Acquisition and other transaction costs	9,298	3,224	5,225
Depreciation and amortization	343,153	329,293	318,685
Other	14,036	6,733	7,265
Total expenses	1,072,201	1,030,332	978,128

Gain on sale of single-family properties and other, net	44,194	43,873	17,946
Loss on early extinguishment of debt	—	(659)	(1,447)
Remeasurement of participating preferred shares	—	—	1,212

Net income	154,829	156,260	112,438

Noncontrolling interest	14,455	15,221	4,165
Dividends on preferred shares	55,128	55,128	52,586
Redemption of participating preferred shares	—	—	32,215

Net income attributable to common shareholders	$85,246	$85,911	$23,472

Weighted-average common shares outstanding:
Basic	306,613,197	299,415,397	293,640,500
Diluted	307,074,747	299,918,966	294,268,330

Net income attributable to common shareholders per share:
Basic	$0.28	$0.29	$0.08
Diluted	$0.28	$0.29	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$154,829	$156,260	$112,438
Other comprehensive (loss) income:
Gain on cash flow hedging instrument:
Gain on settlement of cash flow hedging instrument	—	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(963)	(963)	(842)
Other comprehensive (loss) income	(963)	(963)	8,711
Comprehensive income	153,866	155,297	121,149
Comprehensive income attributable to noncontrolling interests	14,315	15,073	5,547
Dividends on preferred shares	55,128	55,128	52,586
Redemption of participating preferred shares	—	—	32,215
Comprehensive income attributable to common shareholders	$84,423	$85,096	$30,801

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2017	286,114,637	$2,861	635,075	$6	38,350,000	$384	$5,600,256	$(453,953)	$75	$5,149,629	$726,195	$5,875,824
Share-based compensation	—	—	—	—	—	—	3,433	—	—	3,433	—	3,433
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	821,918	8	—	—	—	—	11,939	—	—	11,947	—	11,947
Issuance of perpetual preferred shares, net of offering costs of $4,022	—	—	—	—	4,600,000	46	110,932	—	—	110,978	—	110,978
Redemptions of Class A units	33,327	—	—	—	—	—	515	—	—	515	(515)	—
Redemption of Series C participating preferred shares into Class A common shares	10,848,827	109	—	—	(7,600,000)	(76)	60,440	(32,215)	—	28,258	—	28,258
Reacquisition of equity component upon settlement of exchangeable senior notes	—	—	—	—	—	—	(20,098)	—	—	(20,098)	—	(20,098)
Repurchase of Class A common shares	(1,804,163)	(18)	—	—	—	—	(34,951)	—	—	(34,969)	—	(34,969)
Liquidation of consolidated joint venture	—	—	—	—	—	—	—	(1,849)	—	(1,849)	1,608	(241)
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(52,586)	—	(52,586)	—	(52,586)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,069)	(11,069)
Common shares ($0.20 per share)	—	—	—	—	—	—	—	(58,884)	—	(58,884)	—	(58,884)
Net income	—	—	—	—	—	—	—	108,273	—	108,273	4,165	112,438
Total other comprehensive income	—	—	—	—	—	—	—	—	7,318	7,318	1,393	8,711
Balances at December 31, 2018	296,014,546	$2,960	635,075	$6	35,350,000	$354	$5,732,466	$(491,214)	$7,393	$5,251,965	$721,777	$5,973,742

American Homes 4 Rent
Consolidated Statements of Equity (Continued)
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2018	296,014,546	$2,960	635,075	$6	35,350,000	$354	$5,732,466	$(491,214)	$7,393	$5,251,965	$721,777	$5,973,742
Share-based compensation	—	—	—	—	—	—	4,808	—	—	4,808	—	4,808
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	803,207	8	—	—	—	—	10,682	—	—	10,690	—	10,690
Redemptions of Class A units	3,289,846	33	—	—	—	—	42,819	—	80	42,932	(42,932)	—
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(55,128)	—	(55,128)	—	(55,128)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10,554)	(10,554)
Common shares ($0.20 per share)	—	—	—	—	—	—	—	(60,065)	—	(60,065)	—	(60,065)
Net income	—	—	—	—	—	—	—	141,039	—	141,039	15,221	156,260
Total other comprehensive loss	—	—	—	—	—	—	—	—	(815)	(815)	(148)	(963)
Balances at December 31, 2019	300,107,599	$3,001	635,075	$6	35,350,000	$354	$5,790,775	$(465,368)	$6,658	$5,335,426	$683,364	$6,018,790

American Homes 4 Rent
Consolidated Statements of Equity (Continued)
(Amounts in thousands, except share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2019	300,107,599	$3,001	635,075	$6	35,350,000	$354	$5,790,775	$(465,368)	$6,658	$5,335,426	$683,364	$6,018,790
Share-based compensation	—	—	—	—	—	—	9,834	—	—	9,834	—	9,834
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	577,656	6	—	—	—	—	5,354	—	—	5,360	—	5,360
Issuance of Class A common shares, net of offering costs of $600	15,036,130	150	—	—	—	—	413,350	—	—	413,500	—	413,500
Redemptions of Class A units	300,000	3	—	—	—	—	3,943	—	5	3,951	(3,951)	—
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(55,128)	—	(55,128)	—	(55,128)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10,392)	(10,392)
Common shares $0.20 per share)	—	—	—	—	—	—	—	(61,906)	—	(61,906)	—	(61,906)
Cumulative effect of adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	—	(1,494)		(1,494)	—	(1,494)
Net income	—	—	—	—	—	—	—	140,374	—	140,374	14,455	154,829
Total other comprehensive loss	—	—	—	—	—	—	—	—	(823)	(823)	(140)	(963)
Balances at December 31, 2020	316,021,385	$3,160	635,075	$6	35,350,000	$354	$6,223,256	$(443,522)	$5,840	$5,789,094	$683,336	$6,472,430

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating activities
Net income	$154,829	$156,260	$112,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,153	329,293	318,685
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	7,431	7,457	10,493
Noncash share-based compensation	9,834	4,808	3,433
Provision for bad debt	—	—	8,732
Loss on early extinguishment of debt	—	659	1,447
Remeasurement of participating preferred shares	—	—	(1,212)
Equity in net losses (income) of unconsolidated joint ventures	774	(509)	(546)
Net gain on sale of single-family properties and other	(44,194)	(43,873)	(17,946)
Loss on impairment of single-family properties and other	5,421	3,663	5,858
Other changes in operating assets and liabilities:
Rent and other receivables	(15,633)	(2,784)	(12,172)
Prepaid expenses and other assets	2,652	(10,170)	(17,447)
Deferred leasing costs	(4,070)	(4,095)	(12,603)
Accounts payable and accrued expenses	14,193	17,408	11,772
Amounts due from related parties	(290)	(230)	(50)
Net cash provided by operating activities	474,100	457,887	410,882

Investing activities
Cash paid for single-family properties	(269,273)	(120,487)	(489,625)
Change in escrow deposits for purchase of single-family properties	(374)	(7,171)	1,818
Net proceeds received from sales of single-family properties and other	228,566	221,930	106,157
Proceeds received from hurricane-related insurance claims	3,705	2,171	4,522
Investment in unconsolidated joint ventures	(29,834)	(13,114)	(8,400)
Distributions from joint ventures	129,007	22,561	36,917
Renovations to single-family properties	(16,968)	(21,883)	(52,379)
Recurring and other capital expenditures for single-family properties	(104,819)	(71,481)	(54,465)
Cash paid for development activity	(564,241)	(383,271)	(215,797)
Other purchases of productive assets	(18,694)	(6,121)	(3,156)
Net cash used for investing activities	(642,925)	(376,866)	(674,408)

Financing activities
Proceeds from issuance of Class A common shares	414,100	—	—
Payments of Class A common share issuance costs	(600)	—	—
Proceeds from issuance of perpetual preferred shares	—	—	115,000
Payments of perpetual preferred share issuance costs	—	—	(4,022)
Repurchase of Class A common shares	—	—	(34,969)
Proceeds from exercise of stock options	7,011	11,524	10,707
Payments related to tax withholding for share-based compensation	(1,651)	(834)	(546)
Payments on asset-backed securitizations	(22,501)	(21,517)	(20,847)
Proceeds from revolving credit facility	130,000	—	405,000
Payments on revolving credit facility	(130,000)	(250,000)	(295,000)
Payments on term loan facility	—	(100,000)	(100,000)
Payments on secured note payable	—	—	(49,427)
Proceeds from unsecured senior notes, net of discount	—	397,944	497,210
Settlement of cash flow hedging instrument	—	—	9,628
Payments on exchangeable senior notes	—	—	(135,093)

American Homes 4 Rent
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Financing activities (continued)
Distributions to noncontrolling interests	(10,381)	(10,701)	(11,071)
Distributions to common shareholders	(61,067)	(59,832)	(58,370)
Distributions to preferred shareholders	(55,128)	(55,128)	(67,183)
Deferred financing costs paid	—	(3,572)	(5,100)
Net cash provided by (used for) financing activities	269,783	(92,116)	255,917

Net increase (decrease) in cash, cash equivalents and restricted cash	100,958	(11,095)	(7,609)
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	164,119	175,214	182,823
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$265,077	$164,119	$175,214

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(109,679)	$(112,980)	$(105,056)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$36,544	$18,276	$1,921
Transfers of completed homebuilding deliveries to properties	322,024	167,652	94,212
Property and land contributions to unconsolidated joint ventures	(132,439)	(20,448)	(40,942)
Note receivable related to a bulk sale of properties, net of discount	—	29,474	—
Redemption of participating preferred shares	—	—	(28,258)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	17,105	6,089	—
Accrued distributions to affiliates	4,834	4,629	71
Accrued distributions to non-affiliates	13,612	13,024	14,173

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	December 31, 2020	December 31, 2019
Assets
Single-family properties:
Land	$1,836,798	$1,756,504
Buildings and improvements	8,163,023	7,691,877
Single-family properties in operation	9,999,821	9,448,381
Less: accumulated depreciation	(1,754,433)	(1,462,105)
Single-family properties in operation, net	8,245,388	7,986,276
Single-family properties under development and development land	510,365	355,427
Single-family properties held for sale, net	129,026	209,828
Total real estate assets, net	8,884,779	8,551,531
Cash and cash equivalents	137,060	37,575
Restricted cash	128,017	126,544
Rent and other receivables	41,544	29,618
Escrow deposits, prepaid expenses and other assets	163,171	140,681
Investments in unconsolidated joint ventures	93,109	67,935
Amounts due from affiliates	25,666	25,946
Goodwill	120,279	120,279
Total assets	$9,593,625	$9,100,109

Liabilities
Revolving credit facility	$—	$—
Asset-backed securitizations, net	1,927,607	1,945,044
Unsecured senior notes, net	889,805	888,453
Accounts payable and accrued expenses	298,949	243,193
Amounts payable to affiliates	4,834	4,629
Total liabilities	3,121,195	3,081,319

Commitments and contingencies (see Note 14)

Capital
Partners' capital:
General partner:
Common units (316,656,460 and 300,742,674 units issued and outstanding at December 31, 2020 and 2019, respectively)	4,928,819	4,474,333
Preferred units (35,350,000 units issued and outstanding at December 31, 2020 and 2019)	854,435	854,435
Limited partner:
Common units (51,726,980 and 52,026,980 units issued and outstanding at December 31, 2020 and 2019, respectively)	682,316	682,199
Accumulated other comprehensive income	6,860	7,823
Total capital	6,472,430	6,018,790

Total liabilities and capital	$9,593,625	$9,100,109

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Rents and other single-family property revenues	$1,172,514	$1,132,137	$1,066,675
Other	10,322	11,241	6,180
Total revenues	1,182,836	1,143,378	1,072,855

Expenses:
Property operating expenses	450,267	433,854	412,905
Property management expenses	89,892	86,908	74,573
General and administrative expense	48,517	43,206	36,575
Interest expense	117,038	127,114	122,900
Acquisition and other transaction costs	9,298	3,224	5,225
Depreciation and amortization	343,153	329,293	318,685
Other	14,036	6,733	7,265
Total expenses	1,072,201	1,030,332	978,128

Gain on sale of single-family properties and other, net	44,194	43,873	17,946
Loss on early extinguishment of debt	—	(659)	(1,447)
Remeasurement of participating preferred units	—	—	1,212

Net income	154,829	156,260	112,438

Noncontrolling interest	—	—	(259)
Preferred distributions	55,128	55,128	52,586
Redemption of participating preferred units	—	—	32,215

Net income attributable to common unitholders	$99,701	$101,132	$27,896

Weighted-average common units outstanding:
Basic	358,603,291	352,460,401	348,990,561
Diluted	359,064,841	352,963,970	349,618,391

Net income attributable to common unitholders per unit:
Basic	$0.28	$0.29	$0.08
Diluted	$0.28	$0.29	$0.08
The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$154,829	$156,260	$112,438
Other comprehensive (loss) income:
Gain on cash flow hedging instrument:
Gain on settlement of cash flow hedging instrument	—	—	9,553
Reclassification adjustment for amortization of interest expense included in net income	(963)	(963)	(842)
Other comprehensive (loss) income	(963)	(963)	8,711
Comprehensive income	153,866	155,297	121,149
Comprehensive loss attributable to noncontrolling interests	—	—	(259)
Preferred distributions	55,128	55,128	52,586
Redemption of participating preferred units	—	—	32,215
Comprehensive income attributable to common unitholders	$98,738	$100,169	$36,607

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Capital
(Amounts in thousands, except unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total partners' capital	Noncontrolling interest	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2017	286,749,712	$4,248,236	$901,318	55,350,153	$727,544	$75	$5,877,173	$(1,349)	$5,875,824
Share-based compensation	—	3,433	—	—	—	—	3,433	—	3,433
Common units issued under share-based compensation plans, net of units withheld for employee taxes	821,918	11,947	—	—	—	—	11,947	—	11,947
Issuance of perpetual preferred units, net of offering costs of $4,022	—	—	110,978	—	—	—	110,978	—	110,978
Redemptions of Class A units	33,327	515	—	(33,327)	(515)	—	—	—	—
Redemption of Series C participating preferred units into Class A units	10,848,827	186,119	(157,861)	—	—	—	28,258	—	28,258
Reacquisition of equity component upon settlement of exchangeable senior notes	—	(20,098)	—	—	—	—	(20,098)	—	(20,098)
Repurchases of Class A units	(1,804,163)	(34,969)	—	—	—	—	(34,969)	—	(34,969)
Liquidation of consolidated joint venture	—	(1,849)	—	—	—	—	(1,849)	1,608	(241)
Distributions to capital holders:
Preferred units (Note 9)	—	—	(52,586)	—	—	—	(52,586)	—	(52,586)
Common units ($0.20 per unit)	—	(58,884)	—	—	(11,069)	—	(69,953)	—	(69,953)
Net income	—	55,687	52,586	—	4,424	—	112,697	(259)	112,438
Total other comprehensive income	—	—	—	—	—	8,711	8,711	—	8,711
Balances at December 31, 2018	296,649,621	$4,390,137	$854,435	55,316,826	$720,384	$8,786	$5,973,742	$—	$5,973,742
Share-based compensation	—	4,808	—	—	—	—	4,808	—	4,808
Common units issued under share-based compensation plans, net of units withheld for employee taxes	803,207	10,690	—	—	—	—	10,690	—	10,690
Redemptions of Class A units	3,289,846	42,852	—	(3,289,846)	(42,852)	—	—	—	—
Distributions to capital holders:
Preferred units (Note 9)	—	—	(55,128)	—	—	—	(55,128)	—	(55,128)
Common units ($0.20 per unit)	—	(60,065)	—	—	(10,554)	—	(70,619)	—	(70,619)
Net income	—	85,911	55,128	—	15,221	—	156,260	—	156,260
Total other comprehensive loss	—	—	—	—	—	(963)	(963)	—	(963)
Balances at December 31, 2019	300,742,674	$4,474,333	$854,435	52,026,980	$682,199	$7,823	$6,018,790	$—	$6,018,790

American Homes 4 Rent, L.P.
Consolidated Statements of Capital (Continued)
(Amounts in thousands, except unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2019	300,742,674	$4,474,333	$854,435	52,026,980	$682,199	$7,823	$6,018,790
Share-based compensation	—	9,834	—	—	—	—	9,834
Common units issued under share-based compensation plans, net of units withheld for employee taxes	577,656	5,360	—	—	—	—	5,360
Issuance of Class A common units, net of offering costs of $600	15,036,130	413,500	—	—	—	—	413,500
Redemptions of Class A units	300,000	3,946	—	(300,000)	(3,946)	—	—
Distributions to capital holders:
Preferred units (Note 9)	—	—	(55,128)	—	—	—	(55,128)
Common units ($0.20 per unit)	—	(61,906)	—	—	(10,392)	—	(72,298)
Cumulative effect of adoption of ASU 2016-13 (Note 2)	—	(1,494)	—	—	—	—	(1,494)
Net income	—	85,246	55,128	—	14,455	—	154,829
Total other comprehensive loss	—	—	—	—	—	(963)	(963)
Balances at December 31, 2020	316,656,460	$4,928,819	$854,435	51,726,980	$682,316	$6,860	$6,472,430

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating activities
Net income	$154,829	$156,260	$112,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,153	329,293	318,685
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	7,431	7,457	10,493
Noncash share-based compensation	9,834	4,808	3,433
Provision for bad debt	—	—	8,732
Loss on early extinguishment of debt	—	659	1,447
Remeasurement of participating preferred units	—	—	(1,212)
Equity in net losses (income) of unconsolidated joint ventures	774	(509)	(546)
Net gain on sale of single-family properties and other	(44,194)	(43,873)	(17,946)
Loss on impairment of single-family properties and other	5,421	3,663	5,858
Other changes in operating assets and liabilities:
Rent and other receivables	(15,633)	(2,784)	(12,172)
Prepaid expenses and other assets	2,652	(10,170)	(17,447)
Deferred leasing costs	(4,070)	(4,095)	(12,603)
Accounts payable and accrued expenses	14,193	17,408	11,772
Amounts due from related parties	(290)	(230)	(50)
Net cash provided by operating activities	474,100	457,887	410,882

Investing activities
Cash paid for single-family properties	(269,273)	(120,487)	(489,625)
Change in escrow deposits for purchase of single-family properties	(374)	(7,171)	1,818
Net proceeds received from sales of single-family properties and other	228,566	221,930	106,157
Proceeds received from hurricane-related insurance claims	3,705	2,171	4,522
Investment in unconsolidated joint ventures	(29,834)	(13,114)	(8,400)
Distributions from joint ventures	129,007	22,561	36,917
Renovations to single-family properties	(16,968)	(21,883)	(52,379)
Recurring and other capital expenditures for single-family properties	(104,819)	(71,481)	(54,465)
Cash paid for development activity	(564,241)	(383,271)	(215,797)
Other purchases of productive assets	(18,694)	(6,121)	(3,156)
Net cash used for investing activities	(642,925)	(376,866)	(674,408)

Financing activities
Proceeds from issuance of Class A common units	414,100	—	—
Payments of Class A common unit issuance costs	(600)	—	—
Proceeds from issuance of perpetual preferred units	—	—	115,000
Payments of perpetual preferred unit issuance costs	—	—	(4,022)
Repurchase of Class A common units	—	—	(34,969)
Proceeds from exercise of stock options	7,011	11,524	10,707
Payments related to tax withholding for share-based compensation	(1,651)	(834)	(546)
Payments on asset-backed securitizations	(22,501)	(21,517)	(20,847)
Proceeds from revolving credit facility	130,000	—	405,000
Payments on revolving credit facility	(130,000)	(250,000)	(295,000)
Payments on term loan facility	—	(100,000)	(100,000)
Payments on secured note payable	—	—	(49,427)
Proceeds from unsecured senior notes, net of discount	—	397,944	497,210
Settlement of cash flow hedging instrument	—	—	9,628
Payments on exchangeable senior notes	—	—	(135,093)

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Financing activities (continued)
Distributions to common unitholders	(71,448)	(70,533)	(69,441)
Distributions to preferred unitholders	(55,128)	(55,128)	(67,183)
Deferred financing costs paid	—	(3,572)	(5,100)
Net cash provided by (used for) financing activities	269,783	(92,116)	255,917

Net increase (decrease) in cash, cash equivalents and restricted cash	100,958	(11,095)	(7,609)
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	164,119	175,214	182,823
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$265,077	$164,119	$175,214

Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(109,679)	$(112,980)	$(105,056)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$36,544	$18,276	$1,921
Transfers of completed homebuilding deliveries to properties	322,024	167,652	94,212
Property and land contributions to unconsolidated joint ventures	(132,439)	(20,448)	(40,942)
Note receivable related to a bulk sale of properties, net of discount	—	29,474	—
Redemption of participating preferred units	—	—	(28,258)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	17,105	6,089	—
Accrued distributions to affiliates	4,834	4,629	71
Accrued distributions to non-affiliates	13,612	13,024	14,173

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

    American Homes 4 Rent (“AH4R” or the “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of December 31, 2020, the Company held 53,584 single-family properties in 22 states, including 711 properties classified as held for sale.

    AH4R is the general partner of, and as of December 31, 2020 owned approximately 85.9% of the common partnership interest in, the Operating Partnership. The remaining 14.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

    The consolidated financial statements of the Company include the accounts of AH4R, the Operating Partnership and their consolidated subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The ownership interest in a consolidated subsidiary of the Company held by outside parties, which was liquidated during the second quarter of 2018, is included in noncontrolling interest within the consolidated financial statements. The Company consolidates VIEs in accordance with Accounting Standards Codification (“ASC”) No. 810, Consolidation, if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in an unconsolidated entity and are included in investments in unconsolidated joint ventures within the consolidated balance sheets. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s audit of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair presentation of the consolidated financial statements have been made.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    As a result of the expected growth in our joint venture activities, the investments in unconsolidated joint ventures balance has been reclassified into a separate balance sheet line item. This resulted in the reclassification of $67.9 million as of December 31, 2019, which was previously included in escrow deposits, prepaid expenses and other assets, into investments in unconsolidated joint ventures on the consolidated balance sheets. Certain other amounts in the consolidated financial statements for the prior periods have also been reclassified or presented to conform to the current year presentation.

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

Income Taxes

    AH4R has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains), we generally will not be subject to U.S. federal income tax.

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

    Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Certain of our subsidiaries are subject to taxation by U.S. federal, state and local authorities for the periods presented. We made joint elections to treat certain subsidiaries as taxable REIT subsidiaries which are subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2016 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

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

    ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2020, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. AH4R had a net

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
operating loss (“NOL”) for U.S. federal income tax purposes of an estimated $60.2 million as of December 31, 2020 and approximately $189.1 million as of December 31, 2019. We intend to use our NOL (to the extent available) to reduce our REIT taxable income and will distribute approximately all of our remaining REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains).

Investments in Real Estate

    Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge obtained from historical transactions, its internal construction program (the “AMH Development Program”) and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. For the year ended December 31, 2020, the Company purchased 1,019 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $266.4 million, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

    The nature of our business requires that in certain circumstances we acquire single-family properties subject to existing liens. Liens that we expect to be extinguished in cash are estimated and accrued for on the date of acquisition and recorded as a cost of the property.

    We incur costs to prepare properties acquired through our traditional acquisition channels for rental. These costs, along with related holding costs, are capitalized to the cost of the property during the period the property is undergoing activities to prepare it for its intended use. We capitalize interest costs as a cost of the property only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest costs have been incurred. Upon completion of the renovation of our properties, all costs of operations, including repairs and maintenance, are expensed as incurred.

Single-Family Properties Under Development and Development Land

    Land and construction in progress for our AMH Development Program are presented separately in single-family properties under development and development land within the consolidated balance sheets. Our capitalization policy on development properties follows the guidance in ASC 835-20, Capitalization of Interest, and ASC 970, Real Estate-General. Costs directly related to the development of properties are capitalized and the costs of land and buildings under development include specifically identifiable costs. We also capitalize interest, real estate taxes, insurance, utilities, and payroll costs for land and construction in progress under active development once the applicable GAAP criteria have been met.

Single-family Properties Held for Sale and Discontinued Operations

    Single-family properties are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10, Property, Plant, and Equipment—Overall, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties held for sale, net within the consolidated balance sheets. As of December 31, 2020 and 2019, the Company had 711 and 1,187 single-family properties, respectively, classified as held for sale, and recorded $2.0 million, $3.7 million and $5.9 million of impairment on single-family properties held for sale for the years ended December 31, 2020, 2019 and 2018, respectively, which was included in other expenses within the consolidated statements of operations. The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. During the years ended December 31, 2020, 2019 and 2018, none of the properties classified as held for sale met the criteria to be reported as a discontinued operation.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Impairment of Long-lived Assets

    We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No significant impairments on operating properties were recorded during the years ended December 31, 2020, 2019 and 2018.

Commercial Office Leases

    We lease commercial office space from third parties for use in our corporate and property management operations. Commercial office leases are accounted for as operating leases in accordance with ASC 842 which requires us to recognize right-of-use (“ROU”) assets and lease liabilities within the consolidated balance sheets for the rights and obligations created from these leases. Operating lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is generally not determinable, the ROU assets and lease liabilities are measured using our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term in general and administrative expense within the consolidated statements of operations.

    We elected the short-term lease measurement and recognition exemption and do not establish ROU assets or lease liabilities for operating leases with terms of twelve months or less. We also elected the practical expedient allowing us to avoid separating non-lease components from the associated lease component for our commercial office leases. The ROU assets and lease liabilities are presented in escrow deposits, prepaid expenses and other assets and accounts payable and accrued expenses, respectively, within the consolidated balance sheets.

Depreciation and Amortization

    Depreciation is computed on a straight-line basis over the estimated useful lives of buildings, improvements and other assets. Buildings are depreciated over thirty years and improvements and other assets are depreciated over their estimated economic useful lives, generally three to thirty years.

Intangible Assets

    Finite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives, and the estimated economic life of our database intangible asset is seven years. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2020, 2019 and 2018.

Goodwill

    Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company’s management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and whether or not there has been a sustained decrease in the Company’s stock price. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. Based on our assessment of qualitative factors on December 31, 2020, we concluded it was more likely than not that the Company’s recorded goodwill balance of $120.3 million was not impaired and did not perform the quantitative test. No goodwill impairment was recorded during the years ended December 31, 2020, 2019 and 2018.

Deferred Financing Costs

    Financing costs related to the origination of the Company’s debt instruments are deferred and amortized as interest expense under the effective interest method over the contractual term of the applicable financing. Financing costs related to the origination of the Company’s revolving credit facility are presented net of accumulated amortization and are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Financing costs related to the origination of the Company’s unsecured senior notes and asset-backed securitizations are presented net of accumulated amortization and are netted against the related debt instrument under liabilities within the consolidated balance sheets.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company’s and the Operating Partnership’s consolidated statements of cash flows to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$137,060	$37,575	$30,284
Restricted cash	128,017	126,544	144,930
Total cash, cash equivalents and restricted cash	$265,077	$164,119	$175,214

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

Investments in Unconsolidated Joint Ventures

    Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, our net equity investment is included in investments in unconsolidated joint ventures within the consolidated balance sheets, and our share of net income or loss from the joint ventures is included within other revenues in the consolidated statements of operations. Our recognition of joint venture income or loss is generally based on ownership percentages, which may change upon the achievement of certain investment return thresholds. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we will record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. During the year ended December 31, 2020, the Company

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
recognized a $4.9 million impairment charge in other expenses within the consolidated statements of operations associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. (“ARPI”) merger in February 2016.

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
    Notes receivable are presented net of discounts in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Interest income from the notes, including amortization of discounts, is presented in other revenues within the consolidated statements of operations. Upon adoption of ASU 2016-13 on January 1, 2020, we are required to estimate and recognize lifetime expected losses, rather than incurred losses, on these notes receivable, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. Beginning January 1, 2020, notes receivable are also presented net of the allowance for expected credit losses, which the Company estimates on a quarterly basis based on (i) credit quality indicators such as the borrower’s historical performance, including the borrower’s financial results and satisfaction of scheduled payments, (ii) current conditions, including macroeconomic conditions and other conditions affecting the borrower, and (iii) other reasonable and supportable forecasts about the future. As part of the monitoring process, we may meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis. A note receivable will be categorized as non-performing if a borrower experiences financial difficulty and has failed to make scheduled payments. Changes to the allowance for expected credit losses are recognized in other expenses within the consolidated statements of operations.
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

    Gains or losses on sales of properties and upon contributions to our unconsolidated joint ventures are recognized pursuant to the provisions included in ASC 610-20, Other Income. Under ASC 610-20, we must first determine whether the transaction is a sale to a customer or non-customer. We typically sell properties on a selective basis and not within the ordinary course of our operating business and therefore expect that our sale transactions will not be contracts with customers. We next determine whether we have a controlling financial interest in the property after the sale, consistent with the consolidation model in ASC 810, Consolidation. If we determine that we do not have a controlling financial interest in the real estate, we evaluate whether a contract exists under ASC 606, Revenue from Contracts with Customers, and whether the buyer has obtained control of the asset that was sold. We recognize a full gain or loss on sale, which is presented in gain on sale of single-family properties and other, net within the consolidated statements of operations, when the derecognition criteria under ASC 610-20 have been met.

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

Share-Based Compensation

    Our 2012 Equity Incentive Plan (the “Plan”) is accounted for under the provisions of ASC 718, Compensation—Stock Compensation. Noncash share-based compensation costs related to options to purchase our Class A common shares and restricted stock units (“RSUs”) issued to members of the Company’s board of trustees and employees is based on the fair value of the options and RSUs on the grant date and generally amortized over the service period. Forfeitures are recognized as they occur. In February 2020, the Plan was modified to allow for continued release of awards based on the original vesting schedule, rather than forfeiture, of unvested share-based grants issued in 2020 upon termination of service for employees who meet certain retirement eligibility criteria, including age and years of service. For the 2020 share-based grants, retirement eligible employees on the date of grant became fully vested and employees who will become retirement eligible prior to the end of their grant’s contractual life will become fully vested on the date they meet the criteria for retirement. Full compensation cost is recognized immediately at the date of grant to the extent a participant is retirement eligible and compensation cost is accelerated to the extent that a participant will become retirement eligible prior to the end of the contractual life of their 2020 share-based grants.

Fair Value of Financial Instruments

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. Fair value is a market-based measurement, and should be determined based on the assumptions that market participants would use in pricing an asset or liability. The GAAP valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•Level 1—Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets;

•Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

    See Note 12. Fair Value for our consideration of the fair value of our financial instruments.

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

Segment Reporting

    Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The Company’s properties are geographically dispersed and management evaluates operating performance at the market level. The Company did not have any geographic market concentrations representing 10% or more of the total gross book value of single-family properties in operations as of December 31, 2020.

Accounting Pronouncements Adopted January 1, 2020

    In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to amend the accounting for credit losses for certain financial instruments by requiring companies to recognize an estimate of expected credit losses as an allowance in order to recognize such losses more timely than under previous guidance that had allowed companies to wait until it was probable such losses had been incurred. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides further clarification around some of the amendments in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326) Targeted Transition Relief, which provides entities that have certain instruments within the scope of Topic 326 with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis upon adoption of Topic 326. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provides further clarification around some of the amendments in ASU 2016-13. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. An entity will apply the amendments in these ASUs through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of the guidance. The Company adopted this guidance effective January 1, 2020. An allowance for expected credit losses of $1.5 million was established with a cumulative-effect adjustment to accumulated deficit in the consolidated statements of equity.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 3. Real Estate Assets, Net

    The net book values of real estate assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Occupied single-family properties	$7,957,513	$7,534,627
Single-family properties recently acquired or developed	66,857	88,181
Single-family properties in turnover process	149,684	308,008
Single-family properties leased, not yet occupied	71,334	55,460
Single-family properties in operation, net	8,245,388	7,986,276
Development land	270,767	224,041
Single-family properties under development	239,598	131,386
Single-family properties held for sale, net	129,026	209,828
Total real estate assets, net	$8,884,779	$8,551,531

    Depreciation expense related to single-family properties was $330.2 million, $313.7 million and $300.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

    The following table summarizes the Company’s dispositions of single-family properties and land for the years ended December 31, 2020, 2019 and 2018 (in thousands, except property data):

	For the Years Ended December 31,
	2020	2019	2018
Single-family properties:
Properties sold	1,047	1,330	691
Net proceeds (1)(2)	$228,495	$248,199	$105,394
Net gain on sale (3)	$47,187	$43,507	$16,313
Land:
Net proceeds	$71	$3,205	$763
Net gain on sale	$7	$366	$220
(1)Total net proceeds for the year ended December 31, 2019 included a $30.7 million note receivable, before a $1.2 million discount, which is presented in escrow deposits, prepaid expenses and other assets (see Note 5. Escrow Deposits, Prepaid Expenses and Other Assets).
(2)Net proceeds are net of deductions for working capital prorations.
(3)Includes gain or loss on transfers to unconsolidated joint ventures.

Note 4. Rent and Other Receivables

    Rents and other single-family property revenues consisted of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Rents from single-family properties (1)	$1,172,514	$1,132,137	$908,936
Fees from single-family properties	—	—	10,946
Tenant charge-backs	—	—	146,793
Rents and other single-family property revenues	$1,172,514	$1,132,137	$1,066,675
(1)For the years ended December 31, 2020 and 2019, rents from single-family properties included $160.8 million and $159.9 million, respectively, of variable lease payments for tenant charge-backs, which are primarily related to cost recoveries on utilities, and $16.4 million and $13.8 million of variable lease payments for fees from single-family properties.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes our future minimum rental revenues under existing leases on our properties as of December 31, 2020 (in thousands):

December 31, 2020
2021	$550,012
2022	32,238
2023	130
Total	$582,380

    As of December 31, 2020 and 2019, rent and other receivables included $0.8 million and $2.7 million, respectively, of insurance claims receivables. During the year ended December 31, 2020, proceeds collected from insurance claims included $4.0 million related to legal recoveries and $3.7 million related to hurricane-related insurance claims. During the year ended December 31, 2019, we collected $3.5 million in proceeds from hurricane-related insurance claims, of which approximately $1.3 million related to business interruption recoveries, and during the year ended December 31, 2018, we collected $4.5 million in proceeds from hurricane-related insurance claims.

Note 5. Escrow Deposits, Prepaid Expenses and Other Assets

    The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Escrow deposits, prepaid expenses and other	$51,886	$50,709
Deferred costs and other intangibles, net	4,864	6,840
Notes receivable, net	35,519	36,834
Operating lease ROU assets	18,772	3,836
Commercial real estate, software, vehicles and FF&E, net	52,130	42,742
Total	$163,171	$140,961

    Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $8.9 million, $7.6 million and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Costs and Other Intangibles, Net

    Deferred costs and other intangibles, net, consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Deferred leasing costs	$3,782	$3,738
Deferred financing costs	11,244	11,244
Database intangible asset	—	2,100
	15,026	17,082
Less: accumulated amortization	(10,162)	(10,242)
Total	$4,864	$6,840

    Amortization expense related to deferred leasing costs, the value of in-place leases, and database intangibles was $4.1 million, $8.0 million and $11.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, and was included in depreciation and amortization within the consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $2.0 million for each of the years ended December 31, 2020, 2019 and 2018 and was included in gross interest, prior to interest capitalization (see Note 7. Debt).

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2020 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
2021	$1,932	$1,964	$3,896
2022	—	968	968
Total	$1,932	$2,932	$4,864

Note 6. Investments in Unconsolidated Joint Ventures

    As of December 31, 2020, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting.

    During the second quarter of 2014, the Company entered into a joint venture with the Alaska Permanent Fund Corporation (the “Alaska JV”) to invest in homes acquired through traditional acquisition channels.

    During the third quarter of 2018, the Company entered into a joint venture with another leading institutional investor (the “Institutional Investor JV”) to invest in newly constructed single-family rental homes, which was subsequently amended and upsized to $312.5 million during the third quarter of 2019. The initial term of the joint venture with Institutional Investor JV is five years from the effective date of the amended agreement, during which neither member may unilaterally market properties for sale.

    During the first quarter of 2020, the Company entered into a $253.1 million strategic joint venture, which has an evergreen term, with institutional investors advised by J.P. Morgan Asset Management (the “J.P. Morgan JV”) focused on constructing and operating newly built rental homes, which was subsequently upsized to $625.0 million during the second quarter of 2020.

    The following table summarizes our investments in unconsolidated joint ventures (in thousands, except percentages and property data):

Joint Venture Description	% Ownership at December 31, 2020	Completed Homes at December 31, 2020	Balances at December 31, 2020	Balances at December 31, 2019
Alaska JV	20%	363	$26,020	$29,326
Institutional Investor JV	20%	743	34,112	33,757
J.P. Morgan JV	20%	187	32,977	—
Other (1)	N/A	N/A	—	4,852
		1,293	$93,109	$67,935
(1)Includes legacy joint ventures, which the Company acquired as part of the American Residential Properties, Inc. merger in February 2016, that were liquidated during the first quarter of 2020.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

    The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $5.8 million, $3.6 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and was included in other revenues within the consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the consolidated balance sheets.

    During the third quarter of 2020, Institutional Investor JV entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at LIBOR plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of December 31, 2020, the joint venture’s loan had an $85.2 million outstanding principal balance. The Company provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

Note 7. Debt

    All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of December 31, 2020 and 2019 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2020	December 31, 2019
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$479,981	$485,828
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	495,392	501,393
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	520,957	526,560
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	452,162	457,212
Total asset-backed securitizations			1,948,492	1,970,993
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
Revolving credit facility (5)	1.34%	June 30, 2022	—	—
Total debt			2,848,492	2,870,993
Unamortized discount on unsecured senior notes			(3,658)	(4,143)
Deferred financing costs, net (6)			(27,422)	(33,353)
Total debt per balance sheet			$2,817,412	$2,833,497
(1)Interest rates are as of December 31, 2020. Unless otherwise stated, interest rates are fixed percentages.
(2)The AH4R 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.
(3)The AH4R 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.
(4)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $800.0 million, and the Company had approximately $1.5 million and $6.2 million committed to outstanding letters of credit that reduced our borrowing capacity as of December 31, 2020 and 2019, respectively. The revolving credit facility bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.20% as of December 31, 2020.
(6)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of these deferred financing costs related to our asset-backed securitizations, term loan facility and unsecured senior notes was $5.9 million, $5.9 million and $5.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

    During the year ended December 31, 2019, the Company paid off the $100.0 million remaining outstanding principal on our term loan facility, which resulted in $0.7 million of charges related to the write-off of unamortized deferred financing costs. During the year ended December 31, 2018, the Company paid off the outstanding principal on the secured note payable of approximately $48.4 million, which resulted in $0.5 million of charges related to the early extinguishment of debt. The payoff of the secured note payable also resulted in the release of the 572 homes pledged as collateral and $2.1 million of restricted cash for lender requirements. Also during the year ended December 31, 2018, the Company paid down $100.0 million on our term loan facility, which resulted in

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
$0.9 million of charges related to the write-off of unamortized deferred financing costs. The charges resulting from the early extinguishment of debt and write-off of unamortized deferred financing costs were included in loss on early extinguishment of debt within the consolidated statements of operations.

Debt Maturities

    The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of December 31, 2020 (in thousands):

Debt Maturities
2021	$20,714
2022	20,714
2023	20,714
2024	954,439
2025	10,302
Thereafter	1,821,609
Total debt	$2,848,492

Encumbered Properties

    The following table displays the number of properties pledged as collateral for the Company’s asset-backed securitization loans and the aggregate net book values as of December 31, 2020 and 2019 (in thousands, except property data):

	December 31, 2020		December 31, 2019
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
AH4R 2014-SFR2 securitization	4,537	$575,634	4,543	$592,203
AH4R 2014-SFR3 securitization	4,581	624,279	4,587	642,189
AH4R 2015-SFR1 securitization	4,695	624,269	4,696	641,595
AH4R 2015-SFR2 securitization	4,172	576,999	4,175	592,900
Total encumbered properties	17,985	$2,401,181	18,001	$2,468,887

Asset-backed Securitizations

    General Terms

    As of December 31, 2020, the Company has completed multiple asset-backed securitizations, all of which have certain general characteristics in common. The asset-backed securitization transactions resulted in newly-formed special purpose entities (the “Borrowers”), which entered into loans with third-party lenders. The Borrowers are each wholly owned by respective special purpose entities (the “Equity Owners”), which are wholly owned by the Operating Partnership. The loans were represented by promissory notes that were immediately transferred by the third-party lenders to subsidiaries of the Company and then to Real Estate Mortgage Investment Conduit (“REMIC”) trusts in exchange for single-family rental pass-through certificates representing all the beneficial ownership interests in the respective loans and trusts. Upon receipt of the certificates, the subsidiaries sold the certificates to investors. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest. The loans require monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount of the loans.

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

    During the first quarter of 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the “2028 Notes”). Interest on the 2028 Notes, which commenced on August 15, 2018, is payable semi-annually in arrears on February 15 and August 15 of each year. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before offering costs of $1.9 million. The net proceeds from this issuance were used for general corporate purposes, including, without limitation, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The 2028 Notes are the Operating Partnership’s unsecured and unsubordinated obligation and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indenture requires that we maintain certain financial covenants. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. Including the effect of a cash flow hedging instrument settled during the first quarter of 2018 (see Note 12. Fair Value), the 2028 Notes yield an effective interest rate of 4.08%.

Credit Facilities

    During the second quarter of 2017, the Company amended our $1.0 billion credit agreement to expand our borrowing capacity on the revolving credit facility to $800.0 million and reduce the term loan facility to $200.0 million. The Company subsequently paid off the term loan facility during the second quarter of 2019. The interest rate on the revolving credit facility is, at the Company’s election, LIBOR plus a margin ranging from 0.825% to 1.55% or a base rate (generally determined according to a prime rate or federal funds rate) plus a margin ranging from 0.00% to 0.55%. The actual margin is determined based on the Company’s credit ratings in effect from time to time. Based on current corporate ratings for LIBOR-based borrowings as of December 31, 2020, the revolving credit facility bears interest at 1-month LIBOR plus 1.20%. In addition, the Company is required to pay a commitment fee in the amount of 0.25% of the principal amount of the commitments, which is also based on the Company’s credit rating. The credit agreement includes an accordion feature allowing the revolving credit facility or the term loan facility to be increased to an aggregate amount not to exceed $1.75 billion, subject to certain conditions. The revolving credit facility matures on June 30, 2021, with two six-month extension options at the Company’s election upon payment of an extension fee. The credit agreement requires that we maintain certain financial covenants. As of December 31, 2020, the Company had no outstanding borrowings against the revolving credit facility.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Interest Expense

    The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs, the discounts on unsecured senior notes and the fair value of the exchange settlement feature of the exchangeable senior notes, and (ii) capitalized interest for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Gross interest cost	$137,034	$138,211	$129,571
Capitalized interest	(19,996)	(11,097)	(6,671)
Interest expense	$117,038	$127,114	$122,900

Note 8. Accounts Payable and Accrued Expenses

    The following table summarizes accounts payable and accrued expenses as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Resident security deposits	$90,621	$84,832
Accrued property taxes	48,689	44,280
Accrued construction and maintenance liabilities	42,483	20,435
Prepaid rent	24,421	19,970
Accrued interest	23,018	23,090
Operating lease liabilities	19,166	3,916
Accrued distribution payable	13,612	13,024
Accounts payable	432	5,037
Other accrued liabilities	36,507	28,609
Total	$298,949	$243,193

Note 9. Shareholders’ Equity / Partners’ Capital

    When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Shares / Units

    Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for AH4R’s Class A common shares on a one-for-one basis. AH4R owned 85.9% and 85.2% of the total 368,383,440 and 352,769,654 Class A units outstanding as of December 31, 2020 and 2019, respectively.

    During the third quarter of 2020, the Company issued 14,950,000 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering, raising net proceeds of $411.7 million after deducting underwriting discounts and before offering costs of approximately $0.2 million. The Company used the net proceeds from this offering (i) to repay indebtedness the Company had incurred under its revolving credit facility (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for general corporate purposes. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

At-the-Market Common Share Offering Program
    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The Company may suspend or terminate the At-the-Market Program at any time. During the year ended December 31, 2020, the Company issued 86,130 Class A common shares under the At-the-Market Program, raising $2.4 million in gross proceeds before commissions and other expenses of approximately $0.4 million. As of December 31, 2020, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

Share Repurchase Program

    During the first quarter of 2018, the Company’s board of trustees re-authorized our existing share repurchase program, authorizing the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2020 and 2019, we did not repurchase and retire any of our shares. During the year ended December 31, 2018, the Company repurchased and retired 1.8 million of our Class A common shares on a settlement date basis, in accordance with the program, at a weighted-average price of $19.36 per share and a total price of $34.9 million. As of December 31, 2020, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

Perpetual Preferred Shares / Units

    As of December 31, 2020 and 2019, the Company had the following series of perpetual preferred shares outstanding (in thousands, except share data):

				December 31, 2020		December 31, 2019
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	$268,750	10,750,000	$268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				35,350,000	$883,750	35,350,000	$883,750

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

Participating Preferred Shares / Units

    The Series C participating preferred shares represented non-voting preferred equity interests in the Company and entitled holders to a cumulative annual cash dividend equal to 5.5% of an initial liquidation preference of $25.00 per share. The Operating Partnership issued an equivalent number of corresponding participating preferred units to AH4R in exchange for the net proceeds from the share issuance. On April 5, 2018, the Company redeemed all 7,600,000 shares of the outstanding 5.5% Series C participating preferred shares through a conversion of those participating preferred shares into Class A common shares of beneficial interest, $0.01 par value, in accordance with the conversion terms in the Articles Supplementary. This resulted in 10,848,827 Class A common shares issued from the conversion, based on a conversion ratio of 1.4275 Class A common shares issued per Series C participating preferred share. The Operating Partnership also redeemed its corresponding Series C participating preferred units through a conversion into Class A units on April 5, 2018. The conversion ratio was calculated by dividing (i) the initial liquidation preference on the Series C participating preferred shares, as adjusted by an amount equal to 50% of the cumulative change in value of an index based on the purchase prices of single-family properties located in our top 20 markets (adjusted for a maximum 9.0% internal rate of return), plus unaccrued dividends by (ii) the one-day volume weighted-average price (“VWAP”) of the Company’s Class A common shares on March 29, 2018, the date the Company delivered the required notice of redemption. As a result of the redemption, the Company recorded a $32.2 million allocation of income to the Series C participating preferred shareholders in the second quarter of 2018, which represents the initial liquidation value of the Series C participating preferred shares in excess of the original equity carrying value of the Series C participating preferred shares as of the redemption date. The original equity carrying value of the Series C participating preferred shares was net of the initial bifurcated home price appreciation derivative liability and offering costs.

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

Distributions

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. AH4R had an NOL for U.S. federal income tax purposes of an estimated $60.2 million as of December 31, 2020 and approximately $189.1 million as of December 31, 2019. We intend to use our NOL (to the extent available) to reduce our REIT taxable income and will distribute approximately all of our remaining REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains).

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The Company’s board of trustees declared the following distributions during the years ended December 31, 2020, 2019 and 2018. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding Operating Partnership units.

	For the Years Ended December 31,
	2020	2019	2018
Class A and Class B common shares	$0.20	$0.20	$0.20
5.500% Series C participating preferred shares	—	—	0.34
6.500% Series D perpetual preferred shares	1.63	1.63	1.63
6.350% Series E perpetual preferred shares	1.59	1.59	1.59
5.875% Series F perpetual preferred shares	1.47	1.47	1.47
5.875% Series G perpetual preferred shares	1.47	1.47	1.47
6.250% Series H perpetual preferred shares	1.56	1.56	0.44

Noncontrolling Interest

    Noncontrolling interest as reflected in the Company’s consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Operating Partnership. Former AH LLC members owned 51,129,990 and 51,429,990, or approximately 13.9% and 14.6%, of the total 368,383,440 and 352,769,654 Class A units in the Operating Partnership as of December 31, 2020 and 2019, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2% of the total 368,383,440 and 352,769,654 Class A units in the Operating Partnership as of December 31, 2020 and 2019, respectively.

    The following table summarizes the income or loss allocated to noncontrolling interests as reflected in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Net income allocated to Class A units	$14,455	$15,221	$4,424
Net loss allocated to noncontrolling interest in a consolidated subsidiary	—	—	(259)
Total noncontrolling interest	$14,455	$15,221	$4,165

    Noncontrolling interest as reflected in the Operating Partnership’s consolidated statements of capital consisted solely of the outside ownership interest in a consolidated subsidiary of the Operating Partnership, which was liquidated during the second quarter of 2018. Income and loss allocated to the Operating Partnership’s noncontrolling interest is reflected in noncontrolling interest within the Operating Partnership’s consolidated statements of operations. The Operating Partnership units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company’s consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s consolidated balance sheets.

Note 10. Share-Based Compensation

2012 Equity Incentive Plan

    In 2012, the Company adopted the 2012 Equity Incentive Plan to provide persons with an incentive to contribute to the success of the Company and to operate and manage our business in a manner that will provide for the Company’s long-term growth and profitability. The Plan provides for the issuance of up to 6,000,000 Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, RSUs, unrestricted shares, dividend equivalent rights and performance-based awards. The Plan terminates in November 2022, unless terminated earlier by the Company’s board of trustees. When the Company issues Class A common shares under the Plan, the Operating Partnership issues an equivalent number of Class A units to AH4R.

    RSUs granted to employees during the year ended December 31, 2020 generally vest over a three-year service period, and stock options and RSUs granted during the years ended December 31, 2019 and 2018 generally vest over a four-year service period.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
RSUs granted to non-management trustees during the years ended December 31, 2020 and 2019 vest over a one-year service period. Options expire 10 years from the date of grant.

    In February 2020, the Plan was modified to allow for continued release of awards based on the original vesting schedule, rather than forfeiture, of unvested share-based grants issued in 2020 upon termination of service for employees who meet certain retirement eligibility criteria, including age and years of service. For the 2020 share-based grants, retirement eligible employees on the date of grant became fully vested and employees who will become retirement eligible prior to the end of their grant’s contractual life will become fully vested on the date they meet the criteria for retirement.

    The following table summarizes stock option activity under the Plan for the years ended December 31, 2020, 2019 and 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at December 31, 2017	3,052,450	$16.65	6.9	$16,421
Granted	140,000	19.40
Exercised	(769,875)	16.07		4,754
Forfeited	(170,300)	17.93
Options outstanding at December 31, 2018	2,252,275	$16.92	6.1	$7,713
Granted	20,000	20.48
Exercised	(730,125)	15.94		6,088
Forfeited	(12,350)	20.80
Options outstanding at December 31, 2019	1,529,800	$17.40	5.3	$13,479
Granted	—	—
Exercised	(426,150)	16.55		4,911
Forfeited	(13,350)	21.89
Options outstanding at December 31, 2020	1,090,300	$17.68	4.5	$13,436
Options exercisable at December 31, 2020	956,700	$17.15	4.2	$12,289
(1)Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the grant price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

    The Company uses the Black-Scholes Option Pricing Model to calculate the fair value of stock options granted for Class A common shares. Because the Company’s stock has a limited trading history, the volatility assumption used in the model is based on the historical volatility of similar entities in our industry and the expected term assumption is based on the simplified method by using the average of the contractual term and vesting period. There were no stock options granted during the year ended December 31, 2020. The weighted-average fair value of stock options for Class A common shares granted during the years ended December 31, 2019 and 2018 were $2.85 and 3.03, respectively, based on the following inputs used in the Black-Scholes Option Pricing Model:

	2019	2018
Expected term (years)	7.0	7.0
Dividend yield	3.0%	3.0%
Volatility	17.3%	18.9%
Risk-free interest rate	2.6%	2.8%

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The following table summarizes RSU activity under the Plan for the years ended December 31, 2020, 2019 and 2018:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (1) (in thousands)
RSUs outstanding at December 31, 2017	243,875	$20.65	$5,326
Awarded	304,400	19.40
Vested	(80,125)	19.51	1,552
Forfeited	(95,775)	20.15
RSUs outstanding at December 31, 2018	372,375	$20.00	$7,392
Awarded	350,334	22.90
Vested	(111,000)	19.75	2,431
Forfeited	(12,600)	21.34
RSUs outstanding at December 31, 2019	599,109	$21.71	$15,703
Awarded	470,147	27.38
Vested	(316,186)	23.61	8,835
Forfeited	(101,533)	23.93
RSUs outstanding at December 31, 2020	651,537	$24.53	$19,546
(1)Intrinsic value for outstanding RSUs is defined as the market value of the underlying Class A common shares on the last trading day of the period. Intrinsic value for vested RSUs is defined as the market value of the underlying shares on the day the awards vested.

    The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties is included in acquisition and other transaction costs. The following table summarizes the activity that relates to the Company’s noncash share-based compensation expense for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
General and administrative expense	$6,573	$3,466	$2,075
Property management expenses	1,745	1,342	1,358
Acquisition and other transaction costs	1,516	—	—
Total noncash share-based compensation expense	$9,834	$4,808	$3,433

    As of December 31, 2020, the unrecognized compensation expense for unvested stock options and unvested RSUs were $0.2 million and $10.3 million, respectively. The unrecognized compensation expense for unvested stock options and RSUs is expected to be recognized over a weighted-average period of 0.8 years and 1.8 years, respectively.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 11. Earnings per Share / Unit

American Homes 4 Rent

    The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2020	2019	2018
Numerator:
Net income	$154,829	$156,260	$112,438
Less:
Noncontrolling interest	14,455	15,221	4,165
Dividends on preferred shares	55,128	55,128	52,586
Redemption of participating preferred shares	—	—	32,215
Allocation to participating securities (1)	217	166	85
Numerator for income per common share–basic and diluted	$85,029	$85,745	$23,387

Denominator:
Weighted-average common shares outstanding–basic	306,613,197	299,415,397	293,640,500
Effect of dilutive securities:
Share-based compensation plan (2)	461,550	503,569	627,830
Weighted-average common shares outstanding–diluted (3)	307,074,747	299,918,966	294,268,330

Net income per common share:
Basic	$0.28	$0.29	$0.08
Diluted	$0.28	$0.29	$0.08
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
American Homes 4 Rent, L.P.

    The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the years ended December 31, 2020, 2019 and 2018 (in thousands, except unit and per unit data):

	For the Years Ended December 31,
	2020	2019	2018
Numerator:
Net income	$154,829	$156,260	$112,438
Less:
Noncontrolling interest	—	—	(259)
Preferred distributions	55,128	55,128	52,586
Redemption of participating preferred units	—	—	32,215
Allocation to participating securities (1)	217	166	85
Numerator for income per common unit–basic and diluted	$99,484	$100,966	$27,811

Denominator:
Weighted-average common units outstanding–basic	358,603,291	352,460,401	348,990,561
Effect of dilutive securities:
Share-based compensation plan (2)	461,550	503,569	627,830
Weighted-average common units outstanding–diluted	359,064,841	352,963,970	349,618,391

Net income per common unit:
Basic	$0.28	$0.29	$0.08
Diluted	$0.28	$0.29	$0.08
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
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

    Our asset-backed securitizations and revolving credit facility are financial instruments classified as Level 3 in the fair value hierarchy as their fair values were estimated using unobservable inputs. We estimated the fair values of the asset-backed securitizations by modeling the contractual cash flows required under the instruments and discounting them back to their present values using estimates of current market rates. As our revolving credit facility bears interest at a floating rate based on an index plus a spread (see Note 7. Debt), management believes that the carrying value (excluding deferred financing costs) of the revolving credit facility reasonably approximates fair value. Our unsecured senior notes are financial instruments classified as Level 2 in the fair value hierarchy as their fair values were estimated using observable inputs based on the market value of the last trade at the end of the period.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The following table displays the carrying values and fair values of our debt instruments as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$475,144	$488,140	$479,706	$491,302
AH4R 2014-SFR3 securitization	490,319	504,364	495,029	510,486
AH4R 2015-SFR1 securitization	515,326	529,542	519,576	534,531
AH4R 2015-SFR2 securitization	446,818	461,037	450,733	466,558
Total asset-backed securitizations	1,927,607	1,983,083	1,945,044	2,002,877
2028 unsecured senior notes, net	494,378	575,220	493,589	531,870
2029 unsecured senior notes, net	395,427	482,276	394,864	446,728
Total unsecured senior notes, net	889,805	1,057,496	888,453	978,598
Revolving credit facility	—	—	—	—
Total debt	$2,817,412	$3,040,579	$2,833,497	$2,981,475

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

    Valuation of the Series C participating preferred shares derivative liability was classified as Level 3 within the fair value hierarchy and considered scenarios in which the participating preferred shares would be redeemed or converted into Class A common shares by the Company and the subsequent payoffs under those scenarios. The valuation also considered certain variables such as the risk-free rate matching the assumed timing of either redemption or conversion, volatility of the underlying home price appreciation index, dividend payments, conversion rates, the assumed timing of either redemption or conversion and an assumed drift factor in home price appreciation across certain metropolitan statistical areas, or MSAs, as outlined in the agreement. The Series C participating preferred shares were redeemed through a conversion into Class A common shares on April 5, 2018 (see Note 9 Shareholders’ Equity / Partners’ Capital).

    The following tables present changes in the fair values of our Level 3 financial instruments that were measured on a recurring basis with changes in fair value recognized in remeasurement of participating preferred shares within the consolidated statements of operations for the year ended December 31, 2018 (in thousands):

Description	January 1, 2018	Conversions	Remeasurement Included in Earnings	December 31, 2018
Liabilities:
Participating preferred shares derivative liability	$29,470	$(28,258)	$(1,212)	$—

Note 13. Related Party Transactions

    As of December 31, 2020 and 2019, affiliates owned approximately 14.3% and 13.6%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,972,165 and 51,272,165 Class A units as of December 31, 2020 and 2019, respectively) an approximate 26.3% interest at December 31, 2020 and 2019.

    In November 2020, we entered into a settlement and release agreement with a former employee, pursuant to which the parties agreed to settle any and all claims arising out of the employee’s relationship with the company. We paid $2.9 million, net of insurance proceeds, related to this matter, which was included in other expenses within the consolidated statements of operations.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    American Homes 4 Rent

    As of December 31, 2020 and 2019, the Company had a $4.8 million and $4.6 million payable, respectively, related to accrued common distributions to affiliates, which were included in amounts payable to affiliates on the Company’s consolidated balance sheets.

    American Homes 4 Rent, L.P.

    As of December 31, 2020, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s consolidated balance sheets, and had a $4.8 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates in the Operating Partnership’s consolidated balance sheets. As of December 31, 2019, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s consolidated balance sheets, and had a $4.6 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Operating Partnership’s consolidated balance sheets.

Note 14. Commitments and Contingencies

    The Company leases office space from third parties for our corporate and property management operations under non-cancelable operating lease agreements. Our operating leases have remaining lease terms of one to 11 years before any unexercised options to extend. For the years ended December 31, 2020, 2019 and 2018, operating lease costs were as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Lease costs	$3,447	$2,612	$2,829
Less: income from subleases	—	—	(347)
Net lease costs	$3,447	$2,612	$2,482

    Other information related to our operating lease terms and discount rates were as follows:

	December 31, 2020	December 31, 2019
Weighted-Average Remaining Lease Term	8.7 years	3.0 years
Weighted-Average Discount Rate	2.9%	3.3%

    Future lease obligations under our operating leases as of December 31, 2020 were as follows (in thousands):

Operating Lease Obligations
2021	$2,104
2022	2,862
2023	2,533
2024	2,452
2025	2,100
Thereafter	9,889
Total lease payments	21,940
Less: imputed interest	(2,774)
Operating lease liabilities	$19,166

    As of December 31, 2020, the Company had commitments to acquire 323 single-family properties for an aggregate purchase price of $81.7 million, as well as $72.3 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program. As of December 31, 2019, the Company had commitments to acquire 289 single-family properties for an aggregate purchase price of $75.1 million, as well as $44.3 million in purchase commitments that relate to both third-party developer agreements and land for our AMH Development Program.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    As of December 31, 2020 and 2019, the Company had sales in escrow for approximately 97 and 305, respectively, of our single-family properties for aggregate selling prices of $24.0 million and $57.5 million, respectively.

    As of December 31, 2020 and 2019, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $36.7 million and $14.5 million, respectively.

    We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $2.0 million, $1.6 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

COVID-19 Pandemic

    The global economy has continued to be severely impacted by the COVID-19 pandemic. We are actively monitoring the impact of the COVID-19 pandemic, which we anticipate will negatively impact our business and results of operations for the first quarter of 2021 and likely beyond. The extent to which our operations will be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic, the speed and effectiveness of vaccine distribution and actions by government authorities to contain the pandemic or treat its impact, among other things.

Note 15. Subsequent Events

Distributions

    On February 24, 2021, the Company’s board of trustees approved an increase in quarterly dividends to $0.10 per Class A and Class B common share for the first quarter of 2021. The quarterly dividends are payable on March 31, 2021 to shareholders of record on March 15, 2021.

Subsequent Acquisitions

    From January 1, 2021 through February 19, 2021, the Company added 330 properties to its portfolio for a total cost of approximately $89.3 million, which included 175 newly constructed properties delivered through our AMH Development Program and 34 newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

    From January 1, 2021 through February 19, 2021, the Company disposed of 102 properties for aggregate net proceeds of approximately $25.9 million.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020

(Amounts in thousands, except number of single-family homes)			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Total Cost as of December 31, 2020 (1)
Market	Number of Single-Family Homes	Gross Book Value of Encumbered Assets	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Date of Acquisition

Single-family properties in operation
Albuquerque	212	$—	$6,481	$24,088	$—	$4,196	$6,481	$28,285	$34,766	$(7,918)	$26,848	2013-2015
Atlanta	4,977	191,270	158,809	639,258	—	124,566	158,809	763,823	922,632	(148,028)	774,604	2012-2020
Austin	930	41,150	30,793	129,206	—	23,430	30,793	152,636	183,429	(27,318)	156,111	2012-2020
Boise	479	7,824	18,460	62,598	—	8,266	18,460	70,864	89,324	(12,427)	76,897	2013-2020
Charleston	1,238	82,876	51,243	177,451	—	24,313	51,243	201,764	253,007	(35,464)	217,543	2012-2020
Charlotte	3,811	286,061	146,554	540,729	—	69,679	146,554	610,408	756,962	(116,918)	640,044	2012-2020
Cincinnati	1,982	236,807	61,743	245,214	—	44,883	61,743	290,097	351,840	(77,002)	274,838	2012-2020
Colorado Springs	22	—	903	2,953	—	757	903	3,710	4,613	(1,087)	3,526	2013
Columbus	2,062	142,459	60,399	252,308	—	49,203	60,399	301,511	361,910	(65,312)	296,598	2012-2020
Dallas-Fort Worth	4,312	289,042	110,788	512,321	—	97,832	110,788	610,153	720,941	(149,253)	571,688	2012-2020
Denver	831	—	46,227	180,657	—	22,990	46,227	203,647	249,874	(41,595)	208,279	2012-2020
Greater Chicago area, IL and IN	1,730	184,002	54,307	214,382	—	50,045	54,307	264,427	318,734	(74,990)	243,744	2012-2015
Greensboro	701	53,289	20,044	90,681	—	11,811	20,044	102,492	122,536	(24,164)	98,372	2013-2020
Greenville	667	72,815	16,927	87,887	—	12,757	16,927	100,644	117,571	(24,617)	92,954	2013-2020
Houston	2,979	174,376	61,646	368,369	—	65,439	61,646	433,808	495,454	(103,197)	392,257	2012-2017
Indianapolis	2,813	297,698	74,865	300,845	—	62,217	74,865	363,062	437,927	(101,632)	336,295	2012-2020
Inland Empire	106	—	11,143	13,708	—	2,189	11,143	15,897	27,040	(3,340)	23,700	2012-2016
Jacksonville	2,424	61,410	75,437	309,965	—	60,338	75,437	370,303	445,740	(71,274)	374,466	2012-2020
Knoxville	386	17,551	12,667	61,009	—	7,104	12,667	68,113	80,780	(15,635)	65,145	2013-2017
Las Vegas	1,127	22,020	38,724	144,400	—	32,043	38,724	176,443	215,167	(42,118)	173,049	2011-2020
Memphis	652	17,178	21,016	75,392	—	14,003	21,016	89,395	110,411	(20,212)	90,199	2013-2018
Miami	185	3,602	2,210	21,363	—	5,075	2,210	26,438	28,648	(7,293)	21,355	2013-2015
Milwaukee	109	—	6,459	19,135	—	2,246	6,459	21,381	27,840	(6,053)	21,787	2013
Nashville	2,907	184,511	122,810	450,035	—	61,609	122,810	511,644	634,454	(100,818)	533,636	2012-2020
Orlando	1,743	46,901	63,440	222,416	—	38,828	63,440	261,244	324,684	(54,903)	269,781	2011-2020
Phoenix	3,147	56,370	135,953	370,814	—	59,616	135,953	430,430	566,383	(88,168)	478,215	2011-2020
Portland	298	24,537	22,403	47,039	—	3,394	22,403	50,433	72,836	(8,718)	64,118	2013-2020
Raleigh	2,118	213,127	74,154	285,713	—	36,979	74,154	322,692	396,846	(71,230)	325,616	2012-2020
Salt Lake City	1,595	158,899	94,546	270,926	—	50,916	94,546	321,842	416,388	(58,005)	358,383	2012-2020
San Antonio	938	54,450	29,018	103,868	—	20,572	29,018	124,440	153,458	(29,888)	123,570	2012-2020
Savannah/Hilton Head	917	42,191	30,658	122,130	—	15,981	30,658	138,111	168,769	(23,967)	144,802	2013-2019
Seattle	773	28,177	53,493	149,019	—	12,401	53,493	161,420	214,913	(24,524)	190,389	2012-2020
Tampa	2,464	46,234	93,944	353,805	—	54,255	93,944	408,060	502,004	(79,113)	422,891	2012-2020
Tucson	425	12,102	9,359	45,855	—	9,681	9,359	55,536	64,895	(14,157)	50,738	2011-2020
Winston Salem	813	43,181	19,175	96,073	—	11,797	19,175	107,870	127,045	(24,095)	102,950	2013-2020
Total Single-family properties in operation	52,873	3,092,110	1,836,798	6,991,612	—	1,171,411	1,836,798	8,163,023	9,999,821	(1,754,433)	8,245,388	2011-2020
Properties under development & development land	—	—	226,204	—	44,563	239,598	270,767	239,598	510,365	—	510,365
Total Single-family properties held for sale	711	—	34,457	95,541	—	18,501	34,457	114,042	148,499	(19,473)	129,026	2011-2018
Total real estate assets	53,584	$3,092,110	$2,097,459	$7,087,153	$44,563	$1,429,510	$2,142,022	$8,516,663	$10,658,685	$(1,773,906)	$8,884,779	2011-2020
(1)The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was $10.7 billion as of December 31, 2020.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2020 (Continued)

Change in Total Real Estate Assets for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2020	2019	2018
Balance, beginning of period	$9,448,381	$9,197,096	$8,968,901
Acquisitions and building improvements	689,566	379,466	628,118
Dispositions	(208,540)	(233,094)	(59,308)
Write-offs	(20,843)	(12,353)	(9,572)
Impairment	(1,957)	(3,663)	(5,858)
Reclassifications to single-family properties held for sale, net of dispositions	93,214	120,929	(325,185)
Balance, end of period	$9,999,821	$9,448,381	$9,197,096

Change in Accumulated Depreciation for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2020	2019	2018
Balance, beginning of period	$(1,462,105)	$(1,176,499)	$(939,724)
Depreciation (1)	(330,192)	(313,683)	(300,746)
Dispositions	29,433	28,154	11,738
Write-offs	20,843	12,353	9,572
Reclassifications to single-family properties held for sale, net of dispositions	(12,412)	(12,430)	42,661
Balance, end of period	$(1,754,433)	$(1,462,105)	$(1,176,499)
(1)Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from three to thirty years.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

AMERICAN HOMES 4 RENT
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ DAVID P. SINGELYN
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ CHRISTOPHER C. LAU
Christopher C. Lau Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ JACK CORRIGAN
Jack Corrigan Chief Investment Officer and Trustee (Trustee)

By:	/s/ DOUGLAS N. BENHAM
Douglas N. Benham (Trustee)

By:	/s/ DAVID GOLDBERG
David Goldberg (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW J. HART
Matthew J. Hart (Trustee)

By:	/s/ MICHELLE C. KERRICK
Michelle C. Kerrick (Trustee)

By:	/s/ JAMES H. KROPP
James H. Kropp (Trustee)

By:	/s/ LYNN C. SWANN
Lynn C. Swann (Trustee)

By:	/s/ WINIFRED M. WEBB
Winifred M. Webb (Trustee)

By:	/s/ JAY WILLOUGHBY
Jay Willoughby (Trustee)

By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley (Trustee)

By:	/s/ MATTHEW R. ZAIST
Matthew R. Zaist (Trustee)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

AMERICAN HOMES 4 RENT, L.P.
By:	American Homes 4 Rent, its General Partner
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2021, by the following persons on behalf of American Homes 4 Rent, as sole general partner of American Homes 4 Rent, L.P., the registrant, and in the capacities indicated.

By:	/s/ DAVID P. SINGELYN
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ CHRISTOPHER C. LAU
Christopher C. Lau Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ JACK CORRIGAN
Jack Corrigan Chief Investment Officer and Trustee (Trustee)

By:	/s/ DOUGLAS N. BENHAM
Douglas N. Benham (Trustee)

By:	/s/ DAVID GOLDBERG
David Goldberg (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW J. HART
Matthew J. Hart (Trustee)

By:	/s/ MICHELLE C. KERRICK
Michelle C. Kerrick (Trustee)

By:	/s/ JAMES H. KROPP
James H. Kropp (Trustee)

By:	/s/ LYNN C. SWANN
Lynn C. Swann (Trustee)

By:	/s/ WINIFRED M. WEBB
Winifred M. Webb (Trustee)

By:	/s/ JAY WILLOUGHBY
Jay Willoughby (Trustee)

By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley (Trustee)

By:	/s/ MATTHEW R. ZAIST
Matthew R. Zaist (Trustee)