Form 10-Q
period 2021-03-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2021-05-07
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
    American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 316,617,810 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on May 5, 2021.

EXPLANATORY NOTE

    This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

    AH4R is the general partner of, and as of March 31, 2021 owned approximately 86.0% of the common partnership interest in, the Operating Partnership. The remaining 14.0% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic on the financial condition, operating results and cash flows of the Company, our tenants, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including resurgences, new variants or strains, impact of government regulations, the speed and effectiveness of vaccine distribution, vaccine adoption rates and the direct and indirect economic effects of the pandemic and containment measures, among others.

These and other important factors, including those discussed or incorporated by reference under Part II, “Item 1A. Risk Factors,” Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Single-family properties:
Land	$1,860,879	$1,836,798
Buildings and improvements	8,301,797	8,163,023
Single-family properties in operation	10,162,676	9,999,821
Less: accumulated depreciation	(1,832,510)	(1,754,433)
Single-family properties in operation, net	8,330,166	8,245,388
Single-family properties under development and development land	554,765	510,365
Single-family properties held for sale, net	115,994	129,026
Total real estate assets, net	9,000,925	8,884,779
Cash and cash equivalents	75,237	137,060
Restricted cash	136,867	128,017
Rent and other receivables	49,714	41,544
Escrow deposits, prepaid expenses and other assets	177,936	163,171
Investments in unconsolidated joint ventures	100,077	93,109
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,686,701	$9,593,625

Liabilities
Revolving credit facility	$80,000	$—
Asset-backed securitizations, net	1,922,734	1,927,607
Unsecured senior notes, net	890,143	889,805
Accounts payable and accrued expenses	307,644	298,949
Amounts payable to affiliates	—	4,834
Total liabilities	3,200,521	3,121,195

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 316,617,810 and 316,021,385 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	3,166	3,160
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2021 and December 31, 2020)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 35,350,000 shares issued and outstanding at March 31, 2021 and December 31, 2020)	354	354
Additional paid-in capital	6,234,456	6,223,256
Accumulated deficit	(445,103)	(443,522)
Accumulated other comprehensive income	13,576	5,840
Total shareholders’ equity	5,806,455	5,789,094
Noncontrolling interest	679,725	683,336
Total equity	6,486,180	6,472,430

Total liabilities and equity	$9,686,701	$9,593,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Rents and other single-family property revenues	$312,573	$287,342

Expenses:
Property operating expenses	118,694	107,497
Property management expenses	23,699	23,276
General and administrative expense	15,205	11,266
Interest expense	28,005	29,715
Acquisition and other transaction costs	4,846	2,147
Depreciation and amortization	90,071	82,821
Total expenses	280,520	256,722

Gain on sale and impairment of single-family properties and other, net	16,069	6,319
Other income and expense, net	799	588

Net income	48,921	37,527

Noncontrolling interest	4,925	3,501
Dividends on preferred shares	13,782	13,782

Net income attributable to common shareholders	$30,214	$20,244

Weighted-average common shares outstanding:
Basic	316,982,460	300,813,069
Diluted	317,441,397	301,305,068

Net income attributable to common shareholders per share:
Basic	$0.10	$0.07
Diluted	$0.09	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income	$48,921	$37,527
Other comprehensive income (loss):
Gain (loss) on cash flow hedging instruments:
Unrealized gain on cash flow hedging instrument	9,230	—
Reclassification adjustment for amortization of interest expense included in net income	(241)	(241)
Other comprehensive income (loss)	8,989	(241)
Comprehensive income	57,910	37,286
Comprehensive income attributable to noncontrolling interests	6,185	3,466
Dividends on preferred shares	13,782	13,782
Comprehensive income attributable to common shareholders	$37,943	$20,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Equity
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2019	300,107,599	$3,001	635,075	$6	35,350,000	$354	$5,790,775	$(465,368)	$6,658	$5,335,426	$683,364	$6,018,790
Share-based compensation	—	—	—	—	—	—	1,808	—	—	1,808	—	1,808
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	208,010	2	—	—	—	—	(165)	—	—	(163)	—	(163)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,602)	(2,602)
Common shares ($0.05 per share)	—	—	—	—	—	—	—	(15,088)	—	(15,088)	—	(15,088)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	(1,494)	—	(1,494)	—	(1,494)
Net income	—	—	—	—	—	—	—	34,026	—	34,026	3,501	37,527
Total other comprehensive loss	—	—	—	—	—	—	—	—	(206)	(206)	(35)	(241)
Balances at March 31, 2020	300,315,609	$3,003	635,075	$6	35,350,000	$354	$5,792,418	$(461,706)	$6,452	$5,340,527	$684,228	$6,024,755

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2020	316,021,385	$3,160	635,075	$6	35,350,000	$354	$6,223,256	$(443,522)	$5,840	$5,789,094	$683,336	$6,472,430
Share-based compensation	—	—	—	—	—	—	8,110	—	—	8,110	—	8,110
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	246,425	2	—	—	—	—	(1,523)	—	—	(1,521)	—	(1,521)
Redemptions of Class A units	350,000	4	—	—	—	—	4,613	—	7	4,624	(4,624)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,172)	(5,172)
Common shares ($0.10 per share)	—	—	—	—	—	—	—	(31,795)	—	(31,795)	—	(31,795)
Net income	—	—	—	—	—	—	—	43,996	—	43,996	4,925	48,921
Total other comprehensive income	—	—	—	—	—	—	—	—	7,729	7,729	1,260	8,989
Balances at March 31, 2021	316,617,810	$3,166	635,075	$6	35,350,000	$354	$6,234,456	$(445,103)	$13,576	$5,806,455	$679,725	$6,486,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$48,921	$37,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,071	82,821
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	1,829	1,849
Noncash share-based compensation	8,110	1,808
Equity in net (income) losses of unconsolidated joint ventures	(366)	1,231
Gain on sale and impairment of single-family properties and other, net	(16,069)	(6,319)
Other changes in operating assets and liabilities:
Rent and other receivables	(8,170)	(3,746)
Prepaid expenses and other assets	5,742	(5,980)
Deferred leasing costs	(975)	(910)
Accounts payable and accrued expenses	23,242	18,397
Amounts due from related parties	(338)	(182)
Net cash provided by operating activities	151,997	126,496

Investing activities
Cash paid for single-family properties	(82,118)	(102,575)
Change in escrow deposits for purchase of single-family properties	(5,341)	2,259
Net proceeds received from sales of single-family properties and other	46,304	81,257
Proceeds received from hurricane-related insurance claims	—	3,408
Investment in unconsolidated joint ventures	(7,990)	(1,000)
Distributions from joint ventures	25,893	887
Renovations to single-family properties	(9,069)	(858)
Recurring and other capital expenditures for single-family properties	(26,033)	(21,224)
Cash paid for development activity	(141,618)	(138,957)
Other purchases of productive assets	(8,258)	(2,411)
Net cash used for investing activities	(208,230)	(179,214)

Financing activities
Proceeds from exercise of stock options	1,121	1,449
Payments related to tax withholding for share-based compensation	(2,642)	(1,612)
Payments on asset-backed securitizations	(6,118)	(5,435)
Proceeds from revolving credit facility	80,000	105,000
Distributions to noncontrolling interests	(7,758)	(5,178)
Distributions to common shareholders	(47,561)	(30,114)
Distributions to preferred shareholders	(13,782)	(13,782)
Net cash provided by financing activities	3,260	50,328

Net decrease in cash, cash equivalents and restricted cash	(52,973)	(2,390)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	265,077	164,119
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$212,104	$161,729

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(36,388)	$(37,987)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$31,854	$9,618
Transfers of completed homebuilding deliveries to properties	72,862	75,498
Property and land contributions to unconsolidated joint ventures	(23,835)	(9,835)
Unrealized gain on cash flow hedging instrument	9,230	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	537	1,603
Accrued distributions to non-affiliates	105	41

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Single-family properties:
Land	$1,860,879	$1,836,798
Buildings and improvements	8,301,797	8,163,023
Single-family properties in operation	10,162,676	9,999,821
Less: accumulated depreciation	(1,832,510)	(1,754,433)
Single-family properties in operation, net	8,330,166	8,245,388
Single-family properties under development and development land	554,765	510,365
Single-family properties held for sale, net	115,994	129,026
Total real estate assets, net	9,000,925	8,884,779
Cash and cash equivalents	75,237	137,060
Restricted cash	136,867	128,017
Rent and other receivables	49,714	41,544
Escrow deposits, prepaid expenses and other assets	177,936	163,171
Investments in unconsolidated joint ventures	100,077	93,109
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,686,701	$9,593,625

Liabilities
Revolving credit facility	$80,000	$—
Asset-backed securitizations, net	1,922,734	1,927,607
Unsecured senior notes, net	890,143	889,805
Accounts payable and accrued expenses	307,644	298,949
Amounts payable to affiliates	—	4,834
Total liabilities	3,200,521	3,121,195

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (317,252,885 and 316,656,460 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	4,938,444	4,928,819
Preferred units (35,350,000 units issued and outstanding at March 31, 2021 and December 31, 2020)	854,435	854,435
Limited partner:
Common units (51,376,980 and 51,726,980 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	677,452	682,316
Accumulated other comprehensive income	15,849	6,860
Total capital	6,486,180	6,472,430

Total liabilities and capital	$9,686,701	$9,593,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Rents and other single-family property revenues	$312,573	$287,342

Expenses:
Property operating expenses	118,694	107,497
Property management expenses	23,699	23,276
General and administrative expense	15,205	11,266
Interest expense	28,005	29,715
Acquisition and other transaction costs	4,846	2,147
Depreciation and amortization	90,071	82,821
Total expenses	280,520	256,722

Gain on sale and impairment of single-family properties and other, net	16,069	6,319
Other income and expense, net	799	588

Net income	48,921	37,527

Preferred distributions	13,782	13,782

Net income attributable to common unitholders	$35,139	$23,745

Weighted-average common units outstanding:
Basic	368,647,217	352,840,049
Diluted	369,106,154	353,332,048

Net income attributable to common unitholders per unit:
Basic	$0.10	$0.07
Diluted	$0.09	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income	$48,921	$37,527
Other comprehensive income (loss):
Gain (loss) on cash flow hedging instruments:
Unrealized gain on cash flow hedging instrument	9,230	—
Reclassification adjustment for amortization of interest expense included in net income	(241)	(241)
Other comprehensive income (loss)	8,989	(241)
Comprehensive income	57,910	37,286
Preferred distributions	13,782	13,782
Comprehensive income attributable to common unitholders	$44,128	$23,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2019	300,742,674	$4,474,333	$854,435	52,026,980	$682,199	$7,823	$6,018,790
Share-based compensation	—	1,808	—	—	—	—	1,808
Common units issued under share-based compensation plans, net of units withheld for employee taxes	208,010	(163)	—	—	—	—	(163)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,088)	—	—	(2,602)	—	(17,690)
Cumulative effect of adoption of ASU 2016-13	—	(1,494)	—	—	—	—	(1,494)
Net income	—	20,244	13,782	—	3,501	—	37,527
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at March 31, 2020	300,950,684	$4,479,640	$854,435	52,026,980	$683,098	$7,582	$6,024,755

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2020	316,656,460	$4,928,819	$854,435	51,726,980	$682,316	$6,860	$6,472,430
Share-based compensation	—	8,110	—	—	—	—	8,110
Common units issued under share-based compensation plans, net of units withheld for employee taxes	246,425	(1,521)	—	—	—	—	(1,521)
Redemptions of Class A units	350,000	4,617	—	(350,000)	(4,617)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.10 per unit)	—	(31,795)	—	—	(5,172)	—	(36,967)
Net income	—	30,214	13,782	—	4,925	—	48,921
Total other comprehensive income	—	—	—	—	—	8,989	8,989
Balances at March 31, 2021	317,252,885	$4,938,444	$854,435	51,376,980	$677,452	$15,849	$6,486,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$48,921	$37,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,071	82,821
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	1,829	1,849
Noncash share-based compensation	8,110	1,808
Equity in net (income) losses of unconsolidated joint ventures	(366)	1,231
Gain on sale and impairment of single-family properties and other, net	(16,069)	(6,319)
Other changes in operating assets and liabilities:
Rent and other receivables	(8,170)	(3,746)
Prepaid expenses and other assets	5,742	(5,980)
Deferred leasing costs	(975)	(910)
Accounts payable and accrued expenses	23,242	18,397
Amounts due from related parties	(338)	(182)
Net cash provided by operating activities	151,997	126,496

Investing activities
Cash paid for single-family properties	(82,118)	(102,575)
Change in escrow deposits for purchase of single-family properties	(5,341)	2,259
Net proceeds received from sales of single-family properties and other	46,304	81,257
Proceeds received from hurricane-related insurance claims	—	3,408
Investment in unconsolidated joint ventures	(7,990)	(1,000)
Distributions from joint ventures	25,893	887
Renovations to single-family properties	(9,069)	(858)
Recurring and other capital expenditures for single-family properties	(26,033)	(21,224)
Cash paid for development activity	(141,618)	(138,957)
Other purchases of productive assets	(8,258)	(2,411)
Net cash used for investing activities	(208,230)	(179,214)

Financing activities
Proceeds from exercise of stock options	1,121	1,449
Payments related to tax withholding for share-based compensation	(2,642)	(1,612)
Payments on asset-backed securitizations	(6,118)	(5,435)
Proceeds from revolving credit facility	80,000	105,000
Distributions to common unitholders	(55,319)	(35,292)
Distributions to preferred unitholders	(13,782)	(13,782)
Net cash provided by financing activities	3,260	50,328

Net decrease in cash, cash equivalents and restricted cash	(52,973)	(2,390)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	265,077	164,119
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$212,104	$161,729

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(36,388)	$(37,987)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$31,854	$9,618
Transfers of completed homebuilding deliveries to properties	72,862	75,498
Property and land contributions to unconsolidated joint ventures	(23,835)	(9,835)
Unrealized gain on cash flow hedging instrument	9,230	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	537	1,603
Accrued distributions to non-affiliates	105	41

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

    American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of March 31, 2021, the Company held 53,984 single-family properties in 22 states, including 636 properties classified as held for sale.

    AH4R is the general partner of, and as of March 31, 2021 owned approximately 86.0% of the common partnership interest in, the Operating Partnership. The remaining 14.0% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

    The accompanying condensed consolidated financial statements are unaudited and present the accounts of both the Company, which include AH4R, the Operating Partnership and their consolidated subsidiaries, as well as the Operating Partnership, which include the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification No. 810, Consolidation, if the Company is the primary beneficiary of the VIE as determined by the Company’s power to direct the VIE’s activities and its obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Entities for which the Company owns an interest, but does not consolidate, are accounted for under the equity method of accounting as an investment in an unconsolidated entity and are included in investments in unconsolidated joint ventures within the condensed consolidated balance sheets.

    The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight

Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Effective March 31, 2021, the Company reclassified certain impairment charges related to homes classified as held for sale from other expenses to gain on sale and impairment of single-family properties and other, net within the condensed consolidated statements of operations. The Company also reclassified other revenues and the remaining other expenses to other income and expense, net within the condensed consolidated statements of operations. Certain other amounts in the condensed consolidated financial statements for the prior periods have also been reclassified to conform to the current year presentation.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	March 31,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$75,237	$33,108	$137,060	$37,575
Restricted cash	136,867	128,621	128,017	126,544
Total cash, cash equivalents and restricted cash	$212,104	$161,729	$265,077	$164,119

Note 4. Real Estate Assets, Net

    The net book values of real estate assets consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Occupied single-family properties	$8,100,087	$7,957,513
Single-family properties recently acquired or developed	43,333	66,857
Single-family properties in turnover process	111,806	149,684
Single-family properties leased, not yet occupied	74,940	71,334
Single-family properties in operation, net	8,330,166	8,245,388
Development land	303,653	270,767
Single-family properties under development	251,112	239,598
Single-family properties held for sale, net	115,994	129,026
Total real estate assets, net	$9,000,925	$8,884,779

    Depreciation expense related to single-family properties was $86.3 million and $79.8 million for the three months ended March 31, 2021 and 2020, respectively.

    The following table summarizes the Company’s dispositions of single-family properties and land for the three months ended March 31, 2021 and 2020 (in thousands, except property data):

	For the Three Months Ended March 31,
	2021	2020
Single-family properties:
Properties sold	180	410
Net proceeds (1)	$46,040	$81,186
Net gain on sale	$15,350	$13,758
Land:
Net proceeds	$264	$71
Net (loss) gain on sale	$(77)	$7
(1)Net proceeds are net of deductions for working capital prorations.

Note 5. Rent and Other Receivables

    Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $45.8 million and $40.0 million for the three months ended March 31, 2021 and 2020, respectively. Variable lease payments for fees from single-family properties were $5.2 million and $4.0 million for the three months ended March 31, 2021 and 2020, respectively.

    The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of March 31, 2021 (in thousands):

March 31, 2021
Remaining 2021	$492,228
2022	85,142
2023	2,417
2024	13
Total	$579,800

    As of March 31, 2021 and December 31, 2020, rent and other receivables included $2.5 million and $0.8 million, respectively, of insurance claims receivables related to storm damages and other matters.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

    The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Escrow deposits, prepaid expenses and other	$62,780	$51,886
Deferred costs and other intangibles, net	4,317	4,864
Notes receivable, net	34,745	35,519
Operating lease ROU assets	18,553	18,772
Commercial real estate, software, vehicles and FF&E, net	57,541	52,130
Total	$177,936	$163,171

    Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $2.8 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.

Deferred Costs and Other Intangibles, Net

    Deferred costs and other intangibles, net, consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Deferred leasing costs	$3,889	$3,782
Deferred financing costs	11,244	11,244
	15,133	15,026
Less: accumulated amortization	(10,816)	(10,162)
Total	$4,317	$4,864

    Amortization expense related to deferred leasing costs was $1.0 million for both the three months ended March 31, 2021 and 2020, respectively, and was included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $0.5 million for both the three months ended March 31, 2021 and 2020 and was included in gross interest, prior to interest capitalization (see Note 8. Debt).

    The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2021 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2021	$1,797	$1,479	$3,276
2022	73	968	1,041
Total	$1,870	$2,447	$4,317

Note 7. Investments in Unconsolidated Joint Ventures

    As of March 31, 2021, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures was included in other income and expense, net within the condensed consolidated statements of operations.

    The Company entered into a joint venture with (i) the Alaska Permanent Fund Corporation (the “Alaska JV”) during the second quarter of 2014 to invest in homes acquired through traditional acquisition channels, (ii) another leading institutional investor (the “Institutional Investor JV”) during the third quarter of 2018 to invest in newly constructed single-family rental homes, and (iii) institutional investors advised by J.P. Morgan Asset Management (the “J.P. Morgan JV”) during the first quarter of 2020 focused on constructing and operating newly built rental homes.

    The following table summarizes our investments in unconsolidated joint ventures (in thousands, except percentages and property data):

Joint Venture Description	% Ownership at March 31, 2021	Completed Homes at March 31, 2021	Balances at March 31, 2021	Balances at December 31, 2020
Alaska JV	20%	350	$26,365	$26,020
Institutional Investor JV	20%	816	30,638	34,112
J.P. Morgan JV	20%	217	43,074	32,977
		1,383	$100,077	$93,109

    The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $2.1 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, and was included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

    During the third quarter of 2020, Institutional Investor JV entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at LIBOR plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of March 31, 2021, the joint venture’s loan had a $116.7 million outstanding principal balance. The Company has provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

Note 8. Debt

    All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of March 31, 2021 and December 31, 2020 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2021	December 31, 2020
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$478,399	$479,981
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	493,862	495,392
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	519,255	520,957
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	450,858	452,162
Total asset-backed securitizations			1,942,374	1,948,492
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
Revolving credit facility (5)	1.31%	June 30, 2022	80,000	—
Total debt			2,922,374	2,848,492
Unamortized discounts on unsecured senior notes			(3,537)	(3,658)
Deferred financing costs, net (6)			(25,960)	(27,422)
Total debt per balance sheet			$2,892,877	$2,817,412
(1)Interest rates are as of March 31, 2021. Unless otherwise stated, interest rates are fixed percentages.
(2)The AH4R 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.
(3)The AH4R 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.
(4)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $800.0 million and the Company had approximately $1.5 million committed to outstanding letters of credit that reduced our borrowing capacity as of March 31, 2021 and December 31, 2020. The revolving credit facility bears interest at LIBOR plus 1.20% as of March 31, 2021. The revolving credit facility was amended on April 15, 2021 to expand the borrowing capacity to $1.25 billion and extend the maturity date. See Note 16. Subsequent Events for further details.
(6)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs was $1.5 million for both the three months ended March 31, 2021 and 2020, which was included in gross interest, prior to interest capitalization.

Debt Maturities

    The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of March 31, 2021 (in thousands):

Debt Maturities
Remaining 2021	$15,536
2022	100,714
2023	20,714
2024	953,929
2025	10,302
Thereafter	1,821,179
Total debt	$2,922,374

Interest Expense

    The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Gross interest cost	$33,883	$34,364
Capitalized interest	(5,878)	(4,649)
Interest expense	$28,005	$29,715

Note 9. Accounts Payable and Accrued Expenses

    The following table summarizes accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Resident security deposits	$93,713	$90,621
Accrued property taxes	78,343	48,689
Accrued construction and maintenance liabilities	41,159	42,483
Prepaid rent	24,921	24,421
Operating lease liabilities	19,289	19,166
Accrued interest	12,807	23,018
Accounts payable	194	432
Accrued distribution payable	105	13,612
Other accrued liabilities	37,113	36,507
Total	$307,644	$298,949

Note 10. Shareholders’ Equity / Partners’ Capital

    When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program
    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2021, no shares were issued under the At-the-Market Program. As of March 31, 2021, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2021 and 2020, we did not repurchase and retire any of our shares. As of March 31, 2021, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

    As of March 31, 2021 and December 31, 2020, the Company had the following series of perpetual preferred shares outstanding (in thousands, except share data):

				March 31, 2021		December 31, 2020
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	10,750,000	$268,750	10,750,000	$268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	9,200,000	230,000	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				35,350,000	$883,750	35,350,000	$883,750

Distributions

    The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	March 31, 2021	March 31, 2020
Class A and Class B common shares	$0.10	$0.05
6.500% Series D perpetual preferred shares	0.41	0.41
6.350% Series E perpetual preferred shares	0.40	0.40
5.875% Series F perpetual preferred shares	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39

Noncontrolling Interest

    Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990 and 51,129,990, or approximately 13.8% and 13.9%, of the total 368,629,865 and 368,383,440 Class A units in the Operating Partnership as of March 31, 2021 and December 31, 2020, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2%, of the total 368,629,865 and 368,383,440 Class A units in the Operating Partnership as of March 31, 2021 and December 31, 2020, respectively. The Operating Partnership units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

    During the three months ended March 31, 2021 and 2020, the Human Capital and Compensation Committee granted restricted share units (“RSUs”) to employees that vest over a three-year service period. RSUs granted to non-management trustees vest over a one-year service period.

    During the three months ended March 31, 2021, the Human Capital and Compensation Committee granted performance-based restricted share units (“PSUs”) to certain executives that cliff vest at the end of a three-year service period. The performance conditions of the PSUs are measured over a three-year performance period beginning January 1, 2021 and ending December 31, 2023. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

    The following table summarizes stock option activity under the Plan for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Options outstanding at beginning of period	1,090,300	1,529,800
Granted	—	—
Exercised	(60,000)	(83,600)
Forfeited	—	(1,600)
Options outstanding at end of period	1,030,300	1,444,600
Options exercisable at end of period	992,800	1,296,750

    The following table summarizes RSU activity under the Plan for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
RSUs outstanding at beginning of period	651,537	599,109
Awarded	453,560	422,285
Vested	(164,203)	(181,213)
Forfeited	(12,399)	(19,010)
RSUs outstanding at end of period	928,495	821,171

    The following table summarizes PSU activity under the Plan for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
PSUs outstanding at beginning of period	—	—
Awarded	92,319	—
Vested	—	—
Forfeited	—	—
PSUs outstanding at end of period	92,319	—

    The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity that relates to the Company’s noncash share-based compensation expense for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
General and administrative expense	$4,342	$1,369
Property management expenses	999	439
Acquisition and other transaction costs	2,769	—
Total noncash share-based compensation expense	$8,110	$1,808

Note 12. Earnings per Share / Unit

    American Homes 4 Rent

    The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$48,921	$37,527
Less:
Noncontrolling interest	4,925	3,501
Dividends on preferred shares	13,782	13,782
Allocation to participating securities (1)	93	54
Numerator for income per common share–basic and diluted	$30,121	$20,190

Denominator:
Weighted-average common shares outstanding–basic	316,982,460	300,813,069
Effect of dilutive securities:
Share-based compensation plan (2)	458,937	491,999
Weighted-average common shares outstanding–diluted (3)	317,441,397	301,305,068

Net income per common share:
Basic	$0.10	$0.07
Diluted	$0.09	$0.07
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options. In accordance with the treasury stock method, for the three months ended March 31, 2021, 10,071 weighted-average PSUs related to the TSR Awards were excluded because their effects were anti-dilutive and PSUs related to the Core FFO Awards were excluded because the performance criteria were not met as of the end of the reporting period.
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

    American Homes 4 Rent, L.P.

    The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three months ended March 31, 2021 and 2020 (in thousands, except unit and per unit data):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$48,921	$37,527
Less:
Preferred distributions	13,782	13,782
Allocation to participating securities (1)	93	54
Numerator for income per common unit–basic and diluted	$35,046	$23,691

Denominator:
Weighted-average common units outstanding–basic	368,647,217	352,840,049
Effect of dilutive securities:
Share-based compensation plan (2)	458,937	491,999
Weighted-average common units outstanding–diluted	369,106,154	353,332,048

Net income per common unit:
Basic	$0.10	$0.07
Diluted	$0.09	$0.07
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options. In accordance with the treasury stock method, for the three months ended March 31, 2021, 10,071 weighted-average PSUs related to the TSR Awards were excluded because their effects were anti-dilutive and PSUs related to the Core FFO Awards were excluded because the performance criteria were not met as of the end of the reporting period.

Note 13. Fair Value

    The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses generally approximate fair value because of the short maturity of these amounts.

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

    The following table displays the carrying values and fair values of our debt instruments as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$473,879	$485,779	$475,144	$488,140
AH4R 2014-SFR3 securitization	489,107	502,724	490,319	504,364
AH4R 2015-SFR1 securitization	513,956	527,535	515,326	529,542
AH4R 2015-SFR2 securitization	445,792	460,132	446,818	461,037
Total asset-backed securitizations	1,922,734	1,976,170	1,927,607	1,983,083
2028 unsecured senior notes, net	494,576	549,755	494,378	575,220
2029 unsecured senior notes, net	395,567	456,188	395,427	482,276
Total unsecured senior notes, net	890,143	1,005,943	889,805	1,057,496
Revolving credit facility	80,000	80,000	—	—
Total debt	$2,892,877	$3,062,113	$2,817,412	$3,040,579

    During the first quarter of 2021, in anticipation of a debt issuance and in order to hedge interest rate risk, the Company entered into a treasury lock agreement with a notional amount of $400.0 million based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and had a fair value of $9.2 million as of March 31, 2021, which was included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets, with a corresponding unrealized gain reflected in other comprehensive income. The treasury lock will be settled upon the issuance of debt and the amounts recorded in other comprehensive income will be reclassified into earnings as a reduction of interest expense over the term of the debt. The treasury lock is the only financial instrument recorded at fair value on a recurring basis in the condensed consolidated financial statements and is classified as Level 2 within the fair value hierarchy as its fair value is estimated using observable inputs based on the 10-year treasury note rate.

Note 14. Related Party Transactions

    As of March 31, 2021 and December 31, 2020, affiliates owned approximately 14.3% of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 and 50,972,165 Class A units as of March 31, 2021 and December 31, 2020, respectively) an approximate 26.2% and 26.3% interest as of March 31, 2021 and December 31, 2020, respectively.

    American Homes 4 Rent

    As of December 31, 2020, the Company had a $4.8 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Company’s condensed consolidated balance sheets.

    American Homes 4 Rent, L.P.

    As of March 31, 2021, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets. As of December 31, 2020, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets, and had a $4.8 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Operating Partnership’s condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

    As of March 31, 2021, the Company had commitments to acquire 547 single-family properties for an aggregate purchase price of $146.9 million, as well as $90.1 million in purchase commitments for land relating to our AMH Development Program. As of December 31, 2020, the Company had commitments to acquire 323 single-family properties for an aggregate purchase price of $81.7 million, as well as $72.3 million in purchase commitments for land relating to our AMH Development Program.

    As of March 31, 2021 and December 31, 2020, the Company had sales in escrow for approximately 64 and 97, respectively, of our single-family properties for aggregate selling prices of $20.0 million and $24.0 million, respectively.

    As of March 31, 2021 and December 31, 2020, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $47.5 million and $36.7 million, respectively.

Captive Insurance Company

    In January 2021, the Company formed a wholly owned captive insurance company, American Dream Insurance, LLC, which provides general liability insurance coverage for losses below the deductible under the Company’s third-party liability insurance policy. The Company created American Dream Insurance, LLC as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program. The captive insurance company’s impact on the Company’s condensed consolidated financial statements is immaterial.

Legal Matters

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

COVID-19 Pandemic

    The global economy has continued to be severely impacted by the COVID-19 pandemic. We are actively monitoring the impact of the COVID-19 pandemic, which we anticipate will negatively impact our business and results of operations for our second fiscal quarter and likely beyond. The extent to which our operations will be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic, including with respect to new variants or strains, the speed and effectiveness of vaccine distribution, vaccine adoption rates and actions by government authorities to contain the pandemic or treat its impact, among other things.

Note 16. Subsequent Events

Subsequent Acquisitions

    From April 1, 2021 through April 30, 2021, the Company added 214 properties to its portfolio for a total cost of approximately $64.5 million, which included 87 newly constructed properties delivered through our AMH Development Program and 9 newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

    From April 1, 2021 through April 30, 2021, the Company disposed of 37 properties for aggregate net proceeds of approximately $10.7 million.

Revolving Credit Facility

    From April 1, 2021 through April 30, 2021, the Company borrowed an additional $20.0 million under its revolving credit facility, resulting in $100.0 million of outstanding borrowings under its revolving credit facility as of April 30, 2021.

Amendment of Revolving Credit Facility

    On April 15, 2021, the Company closed a $1.25 billion revolving credit facility, amending its existing $800 million revolving credit facility. The amended revolving credit facility provides for expanded borrowing capacity to continue to support the Company’s growth initiatives, reflects a more favorable pricing grid based on current market conditions, and includes a sustainability component based upon third-party performance measures through which overall pricing can further improve if the Company meets certain targets. The interest rate on the amended revolving credit facility is at either LIBOR plus a margin ranging from 0.725% to 1.45% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or daily LIBOR rate plus 1.0%) plus a margin ranging from 0.00% to 0.45%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The amended revolving credit facility matures on April 15, 2025, with two six-month extension options at the Company’s election if certain conditions are met.

Redemption of Perpetual Preferred Shares

    On May 6, 2021, the Company announced its intent to redeem (i) all outstanding shares of its 6.500% Series D perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus any accrued and unpaid dividends, on June 7, 2021, and (ii) all outstanding shares of its 6.350% Series E perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus any accrued and unpaid dividends, on June 30, 2021.

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

    As of March 31, 2021, we owned 53,984 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) in 22 states, including 636 properties held for sale, compared to 53,584 single-family properties in 22 states, including 711 properties held for sale, as of December 31, 2020, and 52,776 single-family properties in 22 states, including 960 properties held for sale as of March 31, 2020. As of March 31, 2021, 52,025, or 97.5%, of our total properties (excluding properties held for sale) were occupied, compared to 51,271, or 97.0%, of our total properties (excluding properties held for sale) as of December 31, 2020, and 49,029, or 94.6%, of our total properties (excluding properties held for sale) as of March 31, 2020. Also, as of March 31, 2021, the Company had an additional 1,383 properties held in unconsolidated joint ventures, compared to 1,293 properties held in unconsolidated joint ventures as of December 31, 2020, and 876 properties held in unconsolidated joint ventures as of March 31, 2020. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

COVID-19 Business Update

    The Company has maintained continuity in business operations since the beginning of the COVID-19 pandemic and produced strong operating results in the first quarter of 2021 demonstrating the flexibility of its technology enabled operating platform and the resiliency of its high-quality, diversified portfolio. Comprehensive remote working policies remain in place for most corporate and field offices, and operational protocols have been tailored based on state and local mandates to ensure continuity of services, while protecting employees, residents and their families.

    Collections have continued to remain resilient throughout the pandemic with the Company recognizing bad debt on 2.5% of its first quarter 2021 rental billings. Additionally, collections of April 2021 rental billings continue to remain consistent with pandemic payment histories within the same time frame.

    Although the Company has produced strong operating results to date during the COVID-19 pandemic, the extent to which the pandemic will ultimately impact us and our residents will depend on future developments which are highly uncertain. These include the scope, severity and duration of the pandemic, including resurgences, new variants or strains, impact of government regulations, the speed and effectiveness of vaccine distribution, vaccine adoption rates and the direct and indirect economic effects of the pandemic and containment measures, among others.

    For more information on risks related to COVID-19, see Part I, “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to risks from the global pandemic associated with COVID-19 and we may in the future be subject to risks from other public health crises” in our 2020 Annual Report.

Key Single-Family Property and Leasing Metrics

    The following table summarizes certain key single-family properties metrics as of March 31, 2021:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,077	9.5%	$951.5	9.4%	$187,415	2,163	17.3	2015
Dallas-Fort Worth, TX	4,317	8.1%	723.7	7.1%	167,630	2,118	16.9	2014
Charlotte, NC	3,822	7.2%	761.2	7.5%	199,157	2,099	16.4	2015
Phoenix, AZ	3,171	5.9%	575.4	5.7%	181,465	1,838	17.4	2015
Houston, TX	2,955	5.5%	492.8	4.8%	166,762	2,097	15.2	2014
Nashville, TN	2,941	5.5%	646.8	6.4%	219,924	2,108	15.2	2015
Indianapolis, IN	2,820	5.3%	441.0	4.3%	156,384	1,928	18.4	2013
Tampa, FL	2,496	4.7%	511.4	5.0%	204,872	1,946	14.6	2015
Jacksonville, FL	2,486	4.7%	463.3	4.6%	186,381	1,937	14.6	2015
Raleigh, NC	2,128	4.0%	400.3	3.9%	188,121	1,878	15.6	2015
Columbus, OH	2,067	3.9%	364.8	3.6%	176,505	1,870	19.1	2015
Cincinnati, OH	1,998	3.7%	357.3	3.5%	178,816	1,851	18.6	2014
Orlando, FL	1,769	3.3%	333.4	3.3%	188,449	1,904	18.4	2015
Greater Chicago area, IL and IN	1,727	3.2%	318.9	3.1%	184,667	1,869	19.6	2013
Salt Lake City, UT	1,610	3.0%	422.1	4.2%	262,185	2,182	17.0	2015
Charleston, SC	1,270	2.4%	262.3	2.6%	206,515	1,975	12.3	2016
Las Vegas, NV	1,187	2.2%	233.1	2.3%	196,363	1,858	16.0	2014
Austin, TX	967	1.8%	192.9	1.9%	199,476	1,891	11.2	2015
San Antonio, TX	946	1.8%	156.0	1.5%	164,931	2,024	16.6	2014
Savannah/Hilton Head, SC	917	1.7%	168.9	1.7%	184,219	1,871	13.1	2016
All Other (2)	6,677	12.6%	1,385.6	13.6%	207,515	1,901	16.9	2015
Total/Average	53,348	100.0%	$10,162.7	100.0%	$190,498	1,987	16.6	2015

(1)Excludes 636 single-family properties held for sale as of March 31, 2021.
(2)Represents 15 markets in 13 states.

    The following table summarizes certain key leasing metrics as of March 31, 2021:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	97.3%	$1,714	12.0	5.7	7.8%
Dallas-Fort Worth, TX	97.1%	1,837	12.1	6.0	5.6%
Charlotte, NC	97.2%	1,692	12.4	5.8	6.5%
Phoenix, AZ	97.8%	1,583	12.3	6.2	12.2%
Houston, TX	96.1%	1,712	12.4	5.7	4.0%
Nashville, TN	95.7%	1,819	12.0	6.0	5.5%
Indianapolis, IN	97.2%	1,514	12.0	5.9	7.9%
Tampa, FL	98.1%	1,794	12.0	5.8	6.6%
Jacksonville, FL	97.3%	1,672	12.0	6.2	7.1%
Raleigh, NC	96.6%	1,614	12.3	6.1	5.6%
Columbus, OH	97.8%	1,742	12.0	6.1	7.5%
Cincinnati, OH	96.7%	1,695	11.9	6.3	6.9%
Orlando, FL	95.9%	1,776	12.1	6.3	5.1%
Greater Chicago area, IL and IN	97.6%	1,955	12.3	6.2	6.6%
Salt Lake City, UT	98.0%	1,890	12.1	6.0	7.8%
Charleston, SC	97.0%	1,803	12.0	6.1	6.7%
Las Vegas, NV	96.8%	1,709	12.0	6.7	8.0%
Austin, TX	96.2%	1,745	12.1	5.9	5.8%
San Antonio, TX	96.5%	1,608	12.1	6.3	5.1%
Savannah/Hilton Head, SC	98.6%	1,646	12.1	5.7	6.5%
All Other (6)	97.2%	1,776	12.1	6.1	7.1%
Total/Average	97.1%	$1,730	12.1	6.0	6.9%

(1)Leasing information excludes 636 single-family properties held for sale as of March 31, 2021.
(2)For the three months ended March 31, 2021, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended March 31, 2021, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended March 31, 2021, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
(6)Represents 15 markets in 13 states.

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

    Property Acquisitions, Development and Dispositions

    Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program and acquiring newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the three months ended March 31, 2021, we developed or acquired 580 homes, including 299 newly constructed properties delivered through our AMH Development Program and 281 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 180 homes sold.

    Our properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of March 31, 2021 and December 31, 2020, there were 636 and 711 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

    Property Operations

    Homes added to our portfolio through new construction channels include properties developed through our internal AMH Development Program and newly constructed properties acquired from third-party developers through our National Builder Program. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately four to six months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $200,000 and $400,000 to acquire and develop land and build a rental home. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

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

    Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 40 days to lease a property after acquiring or developing a new property through our new construction channels or after completing the renovation process for a traditionally acquired property. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 30 to 60 days to complete the turnover process.

    Revenues

    Our revenues are derived primarily from rents collected from tenants for our single-family properties under lease agreements which typically have a term of one year. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate. Additionally, our ability to collect revenues and related operating results are impacted by the credit worthiness and quality of our tenants. Typically, our tenants have household incomes ranging from $70,000 to $120,000 and primarily consist of families with approximately two adults and one or more children.

    Our rents and other single-family property revenues are comprised of rental revenue from single-family properties, fees from our single-family property rentals and “tenant charge-backs,” which are primarily related to cost recoveries on utilities.

    Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in

Average Monthly Realized Rent per property was 3.3% for the three months ended March 31, 2021, and we experienced turnover rates of 7.0% and 8.1% during the three months ended March 31, 2021 and 2020, respectively.

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

Results of Operations

    Net income totaled $48.9 million for the three months ended March 31, 2021, compared to net income of $37.5 million for the three months ended March 31, 2020. This increase was primarily attributable to growth in the Company’s portfolio, higher occupancy and higher rental rates, as well as an increase in gain on sale and impairment of single-family properties and other, net, partially offset by increased uncollectible rents related to the COVID-19 pandemic.

    Effective March 31, 2021, the Company reclassified certain impairment charges related to homes classified as held for sale from other expenses to gain on sale and impairment of single-family properties and other, net within the condensed consolidated statements of operations. The Company also reclassified other revenues and the remaining other expenses to other income and expense, net within the condensed consolidated statements of operations. The reclassification had no impact to net income, core revenues, core property operating expenses, Core NOI, Core FFO and Adjusted FFO attributable to common share and unit holders, Adjusted EBITDAre or Fully Adjusted EBITDAre.

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

    One of the primary financial measures we use in evaluating the operating performance of our single-family properties is Core Net Operating Income (“Core NOI”), which we also present separately for our Same-Home portfolio. Core NOI is a supplemental non-GAAP financial measure that we define as core revenues, which is calculated as rents and other single-family property revenues, excluding expenses reimbursed by tenant charge-backs, less core property operating expenses, which is calculated as property operating and property management expenses, excluding noncash share-based compensation expense and expenses reimbursed by tenant charge-backs.

    Core NOI also excludes (1) gain or loss on early extinguishment of debt, (2) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (3) gains and losses from sales or impairments of single-family properties and other, (4) depreciation and amortization, (5) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (6) noncash share-based compensation expense, (7) interest expense, (8) general and administrative expense, and (9) other income and expense, net. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

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

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

    The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$237,554		$30,767		$268,321
Fees from single-family properties	4,424		750		5,174
Bad debt (2)	(5,960)		(757)		(6,717)
Core revenues	236,018		30,760		266,778

Property tax expense	41,864	17.8%	5,544	18.0%	47,408	17.8%
HOA fees, net (3)	4,327	1.8%	640	2.1%	4,967	1.9%
R&M and turnover costs, net (3)(4)	15,794	6.7%	2,442	7.9%	18,236	6.8%
Insurance	2,423	1.0%	365	1.2%	2,788	1.0%
Property management expenses, net (5)	18,917	8.0%	3,283	10.7%	22,200	8.3%
Core property operating expenses	83,325	35.3%	12,274	39.9%	95,599	35.8%

Core NOI	$152,693	64.7%	$18,486	60.1%	$171,179	64.2%

	For the Three Months Ended March 31, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$225,030		$20,300		$245,330
Fees from single-family properties	3,564		450		4,014
Bad debt	(1,695)		(320)		(2,015)
Core revenues	226,899		20,430		247,329

Property tax expense	40,253	17.7%	4,715	23.1%	44,968	18.2%
HOA fees, net (3)	3,982	1.8%	534	2.6%	4,516	1.8%
R&M and turnover costs, net (3)	14,941	6.6%	2,166	10.6%	17,107	6.9%
Insurance	2,060	0.9%	253	1.2%	2,313	0.9%
Property management expenses, net (5)	18,892	8.3%	2,525	12.4%	21,417	8.7%
Core property operating expenses	80,128	35.3%	10,193	49.9%	90,321	36.5%

Core NOI	$146,771	64.7%	$10,237	50.1%	$157,008	63.5%

(1)Includes 47,258 properties that have been stabilized longer than 90 days prior to January 1, 2020.
(2)Includes increased uncollectible rents related to the COVID-19 pandemic of $4.5 million and $4.2 million for the total portfolio and Same-Home portfolio, respectively, during the three months ended March 31, 2021.
(3)Presented net of tenant charge-backs.
(4)Includes increased uncollectible tenant reimbursements of $0.4 million and $0.4 million for the total portfolio and Same-Home portfolio, respectively, during the three months ended March 31, 2021.
(5)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

    The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$312,573	$287,342
Tenant charge-backs	(45,795)	(40,013)
Core revenues	266,778	247,329
Less: Non-Same-Home core revenues	30,760	20,430
Same-Home core revenues	$236,018	$226,899

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$118,694	$107,497
Property management expenses	23,699	23,276
Noncash share-based compensation - property management	(999)	(439)
Expenses reimbursed by tenant charge-backs	(45,795)	(40,013)
Core property operating expenses	95,599	90,321
Less: Non-Same-Home core property operating expenses	12,274	10,193
Same-Home core property operating expenses	$83,325	$80,128

Core NOI and Same-Home Core NOI
Net income	$48,921	$37,527
Gain on sale and impairment of single-family properties and other, net	(16,069)	(6,319)
Depreciation and amortization	90,071	82,821
Acquisition and other transaction costs	4,846	2,147
Noncash share-based compensation - property management	999	439
Interest expense	28,005	29,715
General and administrative expense	15,205	11,266
Other income and expense, net	(799)	(588)
Core NOI	171,179	157,008
Less: Non-Same-Home Core NOI	18,486	10,237
Same-Home Core NOI	$152,693	$146,771

Rents and Other Single-Family Property Revenues

    Rents and other single-family property revenues increased 8.8% to $312.6 million for the three months ended March 31, 2021 from $287.3 million for the three months ended March 31, 2020. Revenue growth was driven by an increase in our average occupied portfolio which grew to 51,648 homes for the three months ended March 31, 2021, compared to 48,898 homes for the three months ended March 31, 2020, as well as higher rental rates, partially offset by increased uncollectible rents related to the COVID-19 pandemic.

Property Operating Expenses

    Property operating expenses increased 10.4% to $118.7 million for the three months ended March 31, 2021 from $107.5 million for the three months ended March 31, 2020. This increase was primarily attributable to higher property tax expense and higher R&M and turnover costs as a result of growth in our portfolio.

Property Management Expenses

    Property management expenses for the three months ended March 31, 2021 and 2020 were $23.7 million and $23.3 million, respectively, which included $1.0 million and $0.4 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher noncash share-based compensation expense and higher personnel costs, partially offset by lower employee travel and office costs.

Core Revenues from Same-Home Properties

    Core revenues from Same-Home properties increased 4.0% to $236.0 million for the three months ended March 31, 2021 from $226.9 million for the three months ended March 31, 2020 primarily driven by a 3.3% increase in Average Monthly Realized Rent per property, which increased to $1,722 per month for the three months ended March 31, 2021 compared to $1,667 per month for the three months ended March 31, 2020, as well as a 2.1% increase in Average Occupied Days Percentage, partially offset by an increase in uncollectible rents related to the COVID-19 pandemic.

Core Property Operating Expenses from Same-Home Properties

    Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.0% to $83.3 million for the three months ended March 31, 2021 from $80.1 million for the three months ended March 31, 2020, primarily driven by annual growth in property tax expense and higher R&M and turnover costs, net.

General and Administrative Expense

    General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended March 31, 2021 and 2020 was $15.2 million and $11.3 million, respectively, which included $4.3 million and $1.4 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher noncash share-based compensation expense driven by retirement provisions that resulted in accelerated expense recognition for retirement eligible employees during the three months ended March 31, 2021, as well as an increase in professional fees.

Interest Expense

    Interest expense decreased 5.8% to $28.0 million for the three months ended March 31, 2021 from $29.7 million for the three months ended March 31, 2020. This decrease was primarily related to additional capitalized interest during the three months ended March 31, 2021 related to an increase in our development activities under our AMH Development Program.

Acquisition and Other Transaction Costs

    Acquisition and other transaction costs consists primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs were $4.8 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively, which included $2.8 million of noncash share-based compensation expense related to employees in these functions during the three months ended March 31, 2021. The increase in acquisition and other transaction costs was primarily related to higher noncash share-based compensation expense driven by retirement provisions that resulted in accelerated expense recognition for retirement eligible employees during the three months ended March 31, 2021.

Depreciation and Amortization

    Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 8.8% to $90.1 million for the three months ended March 31, 2021 from $82.8 million for the three months ended March 31, 2020 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

    Gain on sale and impairment of single-family properties and other, net was $16.1 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively, which included $0.1 million and $4.4 million of impairment charges, respectively, related to homes classified as held for sale during each period. The increase was primarily related to higher net gains from property sales as well as lower impairment charges. During the three months ended March 31, 2020, a $3.5 million noncash write-down associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. merger in February 2016, was included in gain on sale and impairment of single-family properties and other, net.

Other Income and Expense, net

    Other income and expense, net was $0.8 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, equity in earnings from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures.

Critical Accounting Policies and Estimates

    Our critical accounting policies are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report. There have been no changes to these policies during the three months ended March 31, 2021.

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

    Accounting Standards Codification 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of March 31, 2021, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. As of December 31,

2020, AH4R had a net operating loss (“NOL”) for U.S. federal income tax purposes of an estimated $60.2 million. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

Recent Accounting Pronouncements

    See Note 2. Significant Accounting Policies to our condensed consolidated financial statements in this report for a discussion of the adoption and potential impact of recently issued accounting standards, if any.

Liquidity and Capital Resources

    Our liquidity and capital resources as of March 31, 2021 included cash and cash equivalents of $75.2 million. Additionally, as of March 31, 2021, we had $80.0 million of outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $800.0 million, of which $1.5 million was committed to outstanding letters of credit. As further described in Note 16. Subsequent Events, the Company closed a $1.25 billion revolving credit facility on April 15, 2021, amending its existing $800 million revolving credit facility. We have no debt maturities, other than recurring principal amortization and our revolving credit facility which was amended subsequent to quarter end, until 2024.

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

    Cash Flows

    The following table summarizes the Company’s and the Operating Partnership’s cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$151,997	$126,496	$25,501
Net cash used for investing activities	(208,230)	(179,214)	(29,016)
Net cash provided by financing activities	3,260	50,328	(47,068)
Net decrease in cash, cash equivalents and restricted cash	$(52,973)	$(2,390)	$(50,583)

    Operating Activities

    Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $25.5 million, or 20.2%, from $126.5 million for the three months ended March 31, 2020 to $152.0 million for the three months ended March 31, 2021, primarily as a result of increased cash flows generated from a larger number of occupied properties and increases in rental rates on lease renewals and re-leasing of our single-family properties, partially offset by a decrease in collections on rent associated with the COVID-19 pandemic.

    Investing Activities

    Net cash used for investing activities increased $29.0 million, or 16.2%, from $179.2 million for the three months ended March 31, 2020 to $208.2 million for the three months ended March 31, 2021, primarily driven by a decrease in net proceeds received from sales of single-family properties and other. Our investing activities are most significantly impacted by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and acquiring newly built properties through our National Builder Program. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in this strategic expansion. Net cash used for investing activities also increased due to higher recurring and other capital expenditures for single-family properties and renovations to single-family properties as a result of investments in properties to increase future revenues or reduce maintenance expenditures. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future. These increased cash outflows were partially offset by additional distributions from unconsolidated joint ventures in respect of contributions of land and in-process development projects.

    Financing Activities

    Net cash provided by financing activities decreased $47.0 million from $50.3 million for the three months ended March 31, 2020 to $3.3 million for the three months ended March 31, 2021, primarily driven by $20.0 million of increased distributions to share and unit holders and $25.0 million less in borrowings on our revolving credit facility. The Company distributed $69.1 million on a cash basis to share and unit holders during the three months ended March 31, 2021 compared to $49.1 million during the three months ended March 31, 2020. The Company borrowed $80.0 million on its revolving credit facility during the three months ended March 31, 2021 compared to $105.0 million during the three months ended March 31, 2020.

    At-the-Market Common Share Offering Program

    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2021, no shares were issued under the At-the-Market Program. As of March 31, 2021, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

    Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2021 and 2020, we did not repurchase and retire any of our shares. As of March 31, 2021, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

    Distributions

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. As of December 31,

2020, AH4R had an NOL for U.S. federal income tax purposes of an estimated $60.2 million. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

Off-Balance Sheet Arrangements

    During the third quarter of 2020, one of our unconsolidated joint ventures entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at LIBOR plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of March 31, 2021, the joint venture’s loan had a $116.7 million outstanding principal balance. The Company has provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

    We have no other material obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations and Commitments

    Material changes to our aggregate indebtedness, if any, are described in Note 8. Debt to our condensed consolidated financial statements in this report.

    As further described in Note 16. Subsequent Events, the Company closed a $1.25 billion revolving credit facility on April 15, 2021, amending its existing $800 million revolving credit facility.

    Except as described in Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report, as of March 31, 2021, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

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

    The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net income attributable to common shareholders	$30,214	$20,244
Adjustments:
Noncontrolling interests in the Operating Partnership	4,925	3,501
Gain on sale and impairment of single-family properties and other, net	(16,069)	(6,319)
Adjustments for unconsolidated joint ventures	382	238
Depreciation and amortization	90,071	82,821
Less: depreciation and amortization of non-real estate assets	(2,788)	(2,064)
FFO attributable to common share and unit holders	$106,735	$98,421
Adjustments:
Acquisition, other transaction costs and other	4,846	2,852
Noncash share-based compensation - general and administrative	4,342	1,369
Noncash share-based compensation - property management	999	439
Core FFO attributable to common share and unit holders (1)	$116,922	$103,081
Recurring Capital Expenditures	(9,651)	(8,711)
Leasing costs	(975)	(910)
Adjusted FFO attributable to common share and unit holders (1)	$106,296	$93,460
(1)Core FFO and Adjusted FFO attributable to common share and unit holders include $4.5 million of increased uncollectible rents and $0.4 million of increased uncollectible tenant reimbursements during the first quarter of 2021 as a result of the COVID-19 pandemic.

EBITDA / EBITDAre / Adjusted EBITDAre / Fully Adjusted EBITDAre

    EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT by adjusting EBITDA for gains and losses from sales or impairments of single-family properties and adjusting for unconsolidated partnerships and joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (2) noncash share-based compensation expense, (3) hurricane-related charges, net which result in material charges to the impacted single-family properties, and (4) gain or loss on early extinguishment of debt. Fully Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) Recurring Capital Expenditures and (2) leasing costs. As a portion of our homes are recently developed, acquired and/or renovated, we estimate Recurring Capital Expenditures for our entire portfolio by multiplying (a) current period actual Recurring Capital Expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

    The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net income	$48,921	$37,527
Interest expense	28,005	29,715
Depreciation and amortization	90,071	82,821
EBITDA	$166,997	$150,063

Gain on sale and impairment of single-family properties and other, net	(16,069)	(6,319)
Adjustments for unconsolidated joint ventures	382	238
EBITDAre	$151,310	$143,982

Noncash share-based compensation - general and administrative	4,342	1,369
Noncash share-based compensation - property management	999	439
Acquisition, other transaction costs and other	4,846	2,852
Adjusted EBITDAre	$161,497	$148,642

Recurring Capital Expenditures	(9,651)	(8,711)
Leasing costs	(975)	(910)
Fully Adjusted EBITDAre	$150,871	$139,021
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    During the three months ended March 31, 2021, the Company borrowed an additional $80.0 million, resulting in $80.0 million of outstanding variable rate debt as of March 31, 2021. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

    As of March 31, 2021, assuming no change in the outstanding balance of our existing variable rate debt, which bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.20% and is subject to a zero percent LIBOR floor, a hypothetical 100 basis point increase or decrease in LIBOR would increase or decrease our projected annual interest expense by approximately $0.8 million or $0.1 million, respectively. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

    Treasury lock agreements are used from time to time to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. We do not hold or issue these derivative contracts for trading or speculative purposes.

    As further described in Note 13. Fair Value to our condensed consolidated financial statements in this report, during the three months ended March 31, 2021, in anticipation of a debt issuance and in order to hedge interest rate risk, the Company entered into a treasury lock agreement with a notional amount of $400.0 million based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and had a fair value of $9.2 million recognized as an unrealized gain in the condensed consolidated financial statements as of March 31, 2021. If the 10-year treasury note rate were to decrease, there would be a corresponding decrease in the unrealized gain or loss on our treasury lock. The treasury lock will be settled upon the issuance of debt and the amounts recorded in other comprehensive income will be reclassified into earnings as a reduction of interest expense over the term of the debt.

    There have been no other material changes to our market risk from those disclosed in section Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Annual Report.

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

Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

    There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    For a description of the Company’s legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report.

Item 1A. Risk Factors

    In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our 2020 Annual Report in Part I, “Item 1A. Risk Factors” and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

    There have been no material changes to our risk factors from those disclosed in Part I, “Item 1A. Risk Factors” of our 2020 Annual Report.

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

10.1
Amended and Restated Credit Agreement, dated April 15, 2021, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2021.)

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
Date: May 7, 2021

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: May 7, 2021