Form 10-Q
period 2021-06-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2021-08-06
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
    American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 322,208,249 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on August 4, 2021.

EXPLANATORY NOTE

    This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

    AH4R is the general partner of, and as of June 30, 2021 owned approximately 86.2% of the common partnership interest in, the Operating Partnership. The remaining 13.8% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic. The extent to which COVID-19 will impact our future financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including resurgences, new variants or strains, such as the Delta variant, the impact of government regulations, vaccine adoption rates, the effectiveness of vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Single-family properties:
Land	$1,911,697	$1,836,798
Buildings and improvements	8,548,603	8,163,023
Single-family properties in operation	10,460,300	9,999,821
Less: accumulated depreciation	(1,913,648)	(1,754,433)
Single-family properties in operation, net	8,546,652	8,245,388
Single-family properties under development and development land	647,979	510,365
Single-family properties held for sale, net	107,363	129,026
Total real estate assets, net	9,301,994	8,884,779
Cash and cash equivalents	40,585	137,060
Restricted cash	142,951	128,017
Rent and other receivables	50,916	41,544
Escrow deposits, prepaid expenses and other assets	182,701	163,171
Investments in unconsolidated joint ventures	103,634	93,109
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,968,726	$9,593,625

Liabilities
Revolving credit facility	$620,000	$—
Asset-backed securitizations, net	1,917,833	1,927,607
Unsecured senior notes, net	890,481	889,805
Accounts payable and accrued expenses	366,907	298,949
Amounts payable to affiliates	—	4,834
Total liabilities	3,795,221	3,121,195

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 322,208,183 and 316,021,385 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	3,222	3,160
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2021 and December 31, 2020)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 15,400,000 and 35,350,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	154	354
Additional paid-in capital	5,949,615	6,223,256
Accumulated deficit	(457,404)	(443,522)
Accumulated other comprehensive income	1,991	5,840
Total shareholders’ equity	5,497,584	5,789,094
Noncontrolling interest	675,921	683,336
Total equity	6,173,505	6,472,430

Total liabilities and equity	$9,968,726	$9,593,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Rents and other single-family property revenues	$313,654	$280,689	$626,227	$568,031

Expenses:
Property operating expenses	116,578	110,436	235,272	217,933
Property management expenses	22,416	22,260	46,115	45,536
General and administrative expense	12,793	11,493	27,998	22,759
Interest expense	27,528	29,558	55,533	59,273
Acquisition and other transaction costs	2,968	1,956	7,814	4,103
Depreciation and amortization	91,117	84,836	181,188	167,657
Total expenses	273,400	260,539	553,920	517,261

Gain on sale and impairment of single-family properties and other, net	10,760	9,997	26,829	16,316
Other income and expense, net	800	1,660	1,599	2,248

Net income	51,814	31,807	100,735	69,334

Noncontrolling interest	3,218	2,656	8,143	6,157
Dividends on preferred shares	12,615	13,782	26,397	27,564
Redemption of perpetual preferred shares	15,879	—	15,879	—

Net income attributable to common shareholders	$20,102	$15,369	$50,316	$35,613

Weighted-average common shares outstanding:
Basic	319,752,730	301,011,545	318,380,175	300,912,307
Diluted	320,808,996	301,412,243	319,408,153	301,358,769

Net income attributable to common shareholders per share:
Basic	$0.06	$0.05	$0.16	$0.12
Diluted	$0.06	$0.05	$0.16	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$51,814	$31,807	$100,735	$69,334
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	(13,229)	—	(3,999)	—
Reclassification adjustment for amortization of interest expense included in net income	(240)	(240)	(481)	(481)
Other comprehensive loss	(13,469)	(240)	(4,480)	(481)
Comprehensive income	38,345	31,567	96,255	68,853
Comprehensive income attributable to noncontrolling interests	1,334	2,621	7,519	6,087
Dividends on preferred shares	12,615	13,782	26,397	27,564
Redemption of perpetual preferred shares	15,879	—	15,879	—
Comprehensive income attributable to common shareholders	$8,517	$15,164	$46,460	$35,202

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2020	316,021,385	$3,160	635,075	$6	35,350,000	$354	$6,223,256	$(443,522)	$5,840	$5,789,094	$683,336	$6,472,430
Share-based compensation	—	—	—	—	—	—	8,110	—	—	8,110	—	8,110
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	246,425	2	—	—	—	—	(1,523)	—	—	(1,521)	—	(1,521)
Redemptions of Class A units	350,000	4	—	—	—	—	4,613	—	7	4,624	(4,624)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(13,782)	—	(13,782)	—	(13,782)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,172)	(5,172)
Common shares ($0.10 per share)	—	—	—	—	—	—	—	(31,795)	—	(31,795)	—	(31,795)
Net income	—	—	—	—	—	—	—	43,996	—	43,996	4,925	48,921
Total other comprehensive income	—	—	—	—	—	—	—	—	7,729	7,729	1,260	8,989
Balances at March 31, 2021	316,617,810	$3,166	635,075	$6	35,350,000	$354	$6,234,456	$(445,103)	$13,576	$5,806,455	$679,725	$6,486,180
Share-based compensation	—	—	—	—	—	—	3,151	—	—	3,151	—	3,151
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	90,373	1	—	—	—	—	894	—	—	895	—	895
Issuance of Class A common shares, net of offering costs of $200	5,500,000	55	—	—	—	—	193,785	—	—	193,840	—	193,840
Redemption of Series D perpetual preferred shares	—	—	—	—	(10,750,000)	(108)	(260,133)	(8,509)	—	(268,750)	—	(268,750)
Redemption of Series E perpetual preferred shares	—	—	—	—	(9,200,000)	(92)	(222,538)	(7,370)	—	(230,000)	—	(230,000)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(12,615)	—	(12,615)	—	(12,615)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,138)	(5,138)
Common shares ($0.10 per share)	—	—	—	—	—	—	—	(32,403)	—	(32,403)	—	(32,403)
Net income	—	—	—	—	—	—	—	48,596	—	48,596	3,218	51,814
Total other comprehensive loss	—	—	—	—	—	—	—	—	(11,585)	(11,585)	(1,884)	(13,469)
Balances at June 30, 2021	322,208,183	$3,222	635,075	$6	15,400,000	$154	$5,949,615	$(457,404)	$1,991	$5,497,584	$675,921	$6,173,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$100,735	$69,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,188	167,657
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	3,828	3,697
Noncash share-based compensation	11,261	3,898
Equity in net (income) losses of unconsolidated joint ventures	(660)	1,090
Gain on sale and impairment of single-family properties and other, net	(26,829)	(16,316)
Other changes in operating assets and liabilities:
Rent and other receivables	(9,372)	(6,420)
Prepaid expenses and other assets	6,870	(2,130)
Deferred leasing costs	(1,880)	(1,902)
Accounts payable and accrued expenses	66,339	60,777
Amounts due from related parties	307	(481)
Net cash provided by operating activities	331,787	279,204

Investing activities
Cash paid for single-family properties	(279,016)	(136,772)
Change in escrow deposits for purchase of single-family properties	(9,159)	3,344
Net proceeds received from sales of single-family properties and other	74,451	128,883
Proceeds received from hurricane-related insurance claims	—	3,705
Investment in unconsolidated joint ventures	(14,596)	(5,155)
Distributions from joint ventures	34,372	17,239
Renovations to single-family properties	(13,310)	(8,046)
Recurring and other capital expenditures for single-family properties	(56,579)	(46,435)
Cash paid for development activity	(309,706)	(271,670)
Other purchases of productive assets	(11,615)	(7,559)
Net cash used for investing activities	(585,158)	(322,466)

Financing activities
Proceeds from issuance of Class A common shares	194,040	—
Payments of Class A common share issuance costs	(200)	—
Redemption of perpetual preferred shares	(498,750)	—
Proceeds from exercise of stock options	2,030	4,341
Payments related to tax withholding for share-based compensation	(2,656)	(1,626)
Payments on asset-backed securitizations	(12,278)	(11,763)
Proceeds from revolving credit facility	790,000	130,000
Payments on revolving credit facility	(170,000)	—
Distributions to noncontrolling interests	(12,896)	(7,779)
Distributions to common shareholders	(79,881)	(45,221)
Distributions to preferred shareholders	(26,397)	(27,564)
Deferred financing costs paid	(11,182)	—
Net cash provided by financing activities	171,830	40,388

Net decrease in cash, cash equivalents and restricted cash	(81,541)	(2,874)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	265,077	164,119
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$183,536	$161,245

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(51,449)	$(55,392)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$42,795	$12,614
Transfers of completed homebuilding deliveries to properties	142,211	156,367
Property and land contributions to unconsolidated joint ventures	(30,014)	(18,978)
Accrued loss on settlement of cash flow hedging instrument	(3,999)	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	537	2,911
Accrued distributions to non-affiliates	158	32

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Single-family properties:
Land	$1,911,697	$1,836,798
Buildings and improvements	8,548,603	8,163,023
Single-family properties in operation	10,460,300	9,999,821
Less: accumulated depreciation	(1,913,648)	(1,754,433)
Single-family properties in operation, net	8,546,652	8,245,388
Single-family properties under development and development land	647,979	510,365
Single-family properties held for sale, net	107,363	129,026
Total real estate assets, net	9,301,994	8,884,779
Cash and cash equivalents	40,585	137,060
Restricted cash	142,951	128,017
Rent and other receivables	50,916	41,544
Escrow deposits, prepaid expenses and other assets	182,701	163,171
Investments in unconsolidated joint ventures	103,634	93,109
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$9,968,726	$9,593,625

Liabilities
Revolving credit facility	$620,000	$—
Asset-backed securitizations, net	1,917,833	1,927,607
Unsecured senior notes, net	890,481	889,805
Accounts payable and accrued expenses	366,907	298,949
Amounts payable to affiliates	—	4,834
Total liabilities	3,795,221	3,121,195

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (322,843,258 and 316,656,460 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	5,124,029	4,928,819
Preferred units (15,400,000 and 35,350,000 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	371,564	854,435
Limited partner:
Common units (51,376,980 and 51,726,980 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	675,532	682,316
Accumulated other comprehensive income	2,380	6,860
Total capital	6,173,505	6,472,430

Total liabilities and capital	$9,968,726	$9,593,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Rents and other single-family property revenues	$313,654	$280,689	$626,227	$568,031

Expenses:
Property operating expenses	116,578	110,436	235,272	217,933
Property management expenses	22,416	22,260	46,115	45,536
General and administrative expense	12,793	11,493	27,998	22,759
Interest expense	27,528	29,558	55,533	59,273
Acquisition and other transaction costs	2,968	1,956	7,814	4,103
Depreciation and amortization	91,117	84,836	181,188	167,657
Total expenses	273,400	260,539	553,920	517,261

Gain on sale and impairment of single-family properties and other, net	10,760	9,997	26,829	16,316
Other income and expense, net	800	1,660	1,599	2,248

Net income	51,814	31,807	100,735	69,334

Preferred distributions	12,615	13,782	26,397	27,564
Redemption of perpetual preferred units	15,879	—	15,879	—

Net income attributable to common unitholders	$23,320	$18,025	$58,459	$41,770

Weighted-average common units outstanding:
Basic	371,129,710	353,038,525	369,900,249	352,939,287
Diluted	372,185,976	353,439,223	370,928,227	353,385,749

Net income attributable to common unitholders per unit:
Basic	$0.06	$0.05	$0.16	$0.12
Diluted	$0.06	$0.05	$0.16	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$51,814	$31,807	$100,735	$69,334
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	(13,229)	—	(3,999)	—
Reclassification adjustment for amortization of interest expense included in net income	(240)	(240)	(481)	(481)
Other comprehensive loss	(13,469)	(240)	(4,480)	(481)
Comprehensive income	38,345	31,567	96,255	68,853
Preferred distributions	12,615	13,782	26,397	27,564
Redemption of perpetual preferred units	15,879	—	15,879	—
Comprehensive income attributable to common unitholders	$9,851	$17,785	$53,979	$41,289

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2020	316,656,460	$4,928,819	$854,435	51,726,980	$682,316	$6,860	$6,472,430
Share-based compensation	—	8,110	—	—	—	—	8,110
Common units issued under share-based compensation plans, net of units withheld for employee taxes	246,425	(1,521)	—	—	—	—	(1,521)
Redemptions of Class A units	350,000	4,617	—	(350,000)	(4,617)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.10 per unit)	—	(31,795)	—	—	(5,172)	—	(36,967)
Net income	—	30,214	13,782	—	4,925	—	48,921
Total other comprehensive income	—	—	—	—	—	8,989	8,989
Balances at March 31, 2021	317,252,885	$4,938,444	$854,435	51,376,980	$677,452	$15,849	$6,486,180
Share-based compensation	—	3,151	—	—	—	—	3,151
Common units issued under share-based compensation plans, net of units withheld for employee taxes	90,373	895	—	—	—	—	895
Issuance of Class A common units, net of offering costs of $200	5,500,000	193,840	—	—	—	—	193,840
Redemption of Series D perpetual preferred units	—	(8,509)	(260,241)	—	—	—	(268,750)
Redemption of Series E perpetual preferred units	—	(7,370)	(222,630)	—	—	—	(230,000)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(12,615)	—	—	—	(12,615)
Common units ($0.10 per unit)	—	(32,403)	—	—	(5,138)	—	(37,541)
Net income	—	35,981	12,615	—	3,218	—	51,814
Total other comprehensive loss	—	—	—	—	—	(13,469)	(13,469)
Balances at June 30, 2021	322,843,258	$5,124,029	$371,564	51,376,980	$675,532	$2,380	$6,173,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$100,735	$69,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,188	167,657
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	3,828	3,697
Noncash share-based compensation	11,261	3,898
Equity in net (income) losses of unconsolidated joint ventures	(660)	1,090
Gain on sale and impairment of single-family properties and other, net	(26,829)	(16,316)
Other changes in operating assets and liabilities:
Rent and other receivables	(9,372)	(6,420)
Prepaid expenses and other assets	6,870	(2,130)
Deferred leasing costs	(1,880)	(1,902)
Accounts payable and accrued expenses	66,339	60,777
Amounts due from related parties	307	(481)
Net cash provided by operating activities	331,787	279,204

Investing activities
Cash paid for single-family properties	(279,016)	(136,772)
Change in escrow deposits for purchase of single-family properties	(9,159)	3,344
Net proceeds received from sales of single-family properties and other	74,451	128,883
Proceeds received from hurricane-related insurance claims	—	3,705
Investment in unconsolidated joint ventures	(14,596)	(5,155)
Distributions from joint ventures	34,372	17,239
Renovations to single-family properties	(13,310)	(8,046)
Recurring and other capital expenditures for single-family properties	(56,579)	(46,435)
Cash paid for development activity	(309,706)	(271,670)
Other purchases of productive assets	(11,615)	(7,559)
Net cash used for investing activities	(585,158)	(322,466)

Financing activities
Proceeds from issuance of Class A common units	194,040	—
Payments of Class A common unit issuance costs	(200)	—
Redemption of perpetual preferred units	(498,750)	—
Proceeds from exercise of stock options	2,030	4,341
Payments related to tax withholding for share-based compensation	(2,656)	(1,626)
Payments on asset-backed securitizations	(12,278)	(11,763)
Proceeds from revolving credit facility	790,000	130,000
Payments on revolving credit facility	(170,000)	—
Distributions to common unitholders	(92,777)	(53,000)
Distributions to preferred unitholders	(26,397)	(27,564)
Deferred financing costs paid	(11,182)	—
Net cash provided by financing activities	171,830	40,388

Net decrease in cash, cash equivalents and restricted cash	(81,541)	(2,874)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	265,077	164,119
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$183,536	$161,245

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(51,449)	$(55,392)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$42,795	$12,614
Transfers of completed homebuilding deliveries to properties	142,211	156,367
Property and land contributions to unconsolidated joint ventures	(30,014)	(18,978)
Accrued loss on settlement of cash flow hedging instrument	(3,999)	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	537	2,911
Accrued distributions to non-affiliates	158	32

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

    American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of June 30, 2021, the Company held 54,785 single-family properties in 22 states, including 589 properties classified as held for sale.

    AH4R is the general partner of, and as of June 30, 2021 owned approximately 86.2% of the common partnership interest in, the Operating Partnership. The remaining 13.8% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	June 30,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$40,585	$32,010	$137,060	$37,575
Restricted cash	142,951	129,235	128,017	126,544
Total cash, cash equivalents and restricted cash	$183,536	$161,245	$265,077	$164,119

Note 4. Real Estate Assets, Net

    The net book values of real estate assets consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Occupied single-family properties	$8,223,674	$7,957,513
Single-family properties recently acquired or developed	134,991	66,857
Single-family properties in turnover process	89,091	149,684
Single-family properties leased, not yet occupied	98,896	71,334
Single-family properties in operation, net	8,546,652	8,245,388
Development land	325,543	270,767
Single-family properties under development	322,436	239,598
Single-family properties held for sale, net	107,363	129,026
Total real estate assets, net	$9,301,994	$8,884,779

    Depreciation expense related to single-family properties was $87.4 million and $81.6 million for the three months ended June 30, 2021 and 2020, respectively, and $173.7 million and $161.4 million for the six months ended June 30, 2021 and 2020, respectively.

    The following table summarizes the Company’s dispositions of single-family properties and land for the three and six months ended June 30, 2021 and 2020 (in thousands, except property data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Single-family properties:
Properties sold	97	216	277	626
Net proceeds (1)	$28,092	$47,626	$74,132	$128,812
Net gain on sale	$11,422	$10,651	$26,772	$24,409
Land:
Net proceeds	$55	$—	$319	$71
Net (loss) gain on sale	$(62)	$—	$(139)	$7
(1)Net proceeds are net of deductions for working capital prorations.

Note 5. Rent and Other Receivables

    Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $38.0 million and $35.4 million for the three months ended June 30, 2021 and 2020, respectively, and $83.8 million and $75.4 million for the six months ended June 30, 2021 and 2020, respectively. Variable lease payments for fees from single-family properties were $5.5 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, and $10.7 million and $7.3 million for the six months ended June 30, 2021 and 2020, respectively.

    The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of June 30, 2021 (in thousands):

June 30, 2021
Remaining 2021	$413,500
2022	221,596
2023	10,996
2024	49
Total	$646,141

    As of June 30, 2021 and December 31, 2020, rent and other receivables included $5.9 million and $0.8 million, respectively, of insurance claims receivables related to storm damages and other matters.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

    The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Escrow deposits, prepaid expenses and other	$57,784	$51,886
Deferred costs and other intangibles, net	14,735	4,864
Notes receivable, net	34,719	35,519
Operating lease ROU assets	17,863	18,772
Commercial real estate, software, vehicles and FF&E, net	57,600	52,130
Total	$182,701	$163,171

    Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $2.6 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $5.4 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively.

Deferred Costs and Other Intangibles, Net

    Deferred costs and other intangibles, net, consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Deferred leasing costs	$3,677	$3,782
Deferred financing costs	22,426	11,244
	26,103	15,026
Less: accumulated amortization	(11,368)	(10,162)
Total	$14,735	$4,864

    Amortization expense related to deferred leasing costs was $1.1 million for both the three months ended June 30, 2021 and 2020 and $2.1 million for both the six months ended June 30, 2021 and 2020 and was included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $0.6 million and $0.5 million for three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively, and was included in gross interest, prior to interest capitalization (see Note 8. Debt).

    The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2021 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2021	$1,370	$1,367	$2,737
2022	375	2,709	3,084
2023	—	2,709	2,709
2024	—	2,717	2,717
2025	—	2,709	2,709
Thereafter	—	779	779
Total	$1,745	$12,990	$14,735

Note 7. Investments in Unconsolidated Joint Ventures

    As of June 30, 2021, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

    The following table summarizes our investments in unconsolidated joint ventures (in thousands, except percentages and property data):

Joint Venture Description	% Ownership at June 30, 2021	Completed Homes at June 30, 2021	Balances at June 30, 2021	Balances at December 31, 2020
Alaska JV	20%	337	$23,642	$26,020
Institutional Investor JV	20%	901	29,084	34,112
J.P. Morgan JV	20%	292	50,908	32,977
		1,530	$103,634	$93,109

    The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $2.5 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $4.6 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, and was included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

    During the third quarter of 2020, Institutional Investor JV entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at LIBOR plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of June 30, 2021, the joint venture’s loan had a $139.7 million outstanding principal balance. The Company has provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

Note 8. Debt

    All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of June 30, 2021 and December 31, 2020 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2021	December 31, 2020
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$476,810	$479,981
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	492,208	495,392
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	517,741	520,957
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	449,455	452,162
Total asset-backed securitizations			1,936,214	1,948,492
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
Revolving credit facility (5)	1.20%	April 15, 2026	620,000	—
Total debt			3,456,214	2,848,492
Unamortized discounts on unsecured senior notes			(3,416)	(3,658)
Deferred financing costs, net (6)			(24,484)	(27,422)
Total debt per balance sheet			$3,428,314	$2,817,412
(1)Interest rates are as of June 30, 2021. Unless otherwise stated, interest rates are fixed percentages.
(2)The AH4R 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.
(3)The AH4R 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.
(4)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was effectively hedged to yield an interest rate of 4.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the Company had approximately $1.2 million and $1.5 million, respectively, committed to outstanding letters of credit that reduced our borrowing capacity as of June 30, 2021 and December 31, 2020. The revolving credit facility bears interest at LIBOR plus 1.10% as of June 30, 2021.
(6)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs was $1.5 million for both the three months ended June 30, 2021 and 2020 and $3.0 million for both the six months ended June 30, 2021 and 2020, respectively, which was included in gross interest, prior to interest capitalization.

Revolving Credit Facility

    In April 2021, the Company closed a $1.25 billion revolving credit facility, amending its existing $800 million revolving credit facility. The amended revolving credit facility provides for expanded borrowing capacity, reflects a more favorable pricing grid based on current market conditions, and includes a sustainability component based upon third-party performance measures through which overall pricing can further improve if the Company meets certain targets. The interest rate on the amended revolving credit facility is at either LIBOR plus a margin ranging from 0.725% to 1.45% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or daily LIBOR rate plus 1.0%) plus a margin ranging from 0.00% to 0.45%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The amended revolving credit facility matures on April 15, 2025, with two six-month extension options at the Company’s election if certain conditions are met.

Debt Maturities

    The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of June 30, 2021 (in thousands):

Debt Maturities
Remaining 2021	$10,358
2022	20,714
2023	20,714
2024	953,288
2025	10,302
Thereafter	2,440,838
Total debt	$3,456,214

Interest Expense

    The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Gross interest cost	$34,415	$34,630	$68,298	$68,994
Capitalized interest	(6,887)	(5,072)	(12,765)	(9,721)
Interest expense	$27,528	$29,558	$55,533	$59,273

Note 9. Accounts Payable and Accrued Expenses

    The following table summarizes accounts payable and accrued expenses as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued property taxes	$109,397	$48,689
Resident security deposits	99,093	90,621
Accrued construction and maintenance liabilities	54,062	42,483
Accrued interest	23,274	23,018
Prepaid rent	23,184	24,421
Operating lease liabilities	19,000	19,166
Accounts payable	4,598	432
Accrued distribution payable	188	13,612
Other accrued liabilities	34,111	36,507
Total	$366,907	$298,949

Note 10. Shareholders’ Equity / Partners’ Capital

    When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Share / Unit Offering

    In May 2021, the Company completed an underwritten public offering for 18,745,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 5,500,000 shares were issued directly by the Company, and 13,245,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “May 2021 Forward Sale Agreements”) for these 13,245,000 shares which are accounted for in equity. The Company expects to physically settle the May 2021 Forward Sale Agreements by the delivery of the Class A common shares and receive proceeds by May 21, 2022, although the Company has the right to elect settlement prior to that time subject to certain conditions. Although the Company expects to physically settle, the May 2021 Forward Sale Agreements allow the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the May 2021 Forward Sale Agreements, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchasers in certain circumstances. The May 2021 Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

    The Company received net proceeds of $194.0 million from the 5,500,000 Class A common shares issued directly by the Company after deducting underwriting discounts and before offering costs of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used the net proceeds to repay indebtedness under its revolving credit facility, to partially fund the redemption of its Series D and Series E perpetual preferred shares discussed below and for general corporate purposes. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis but estimates that net proceeds will be approximately $467.3 million after deducting underwriting discounts. The Company expects to use these net proceeds for general corporate purposes including, without limitation, property acquisitions and developments.

At-the-Market Common Share Offering Program

    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the six months ended June 30, 2021 and 2020, no shares were issued under the At-the-Market Program. As of June 30, 2021, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2021 and 2020, we did not repurchase and retire any of our shares. As of June 30, 2021, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

    As of June 30, 2021 and December 31, 2020, the Company had the following series of perpetual preferred shares outstanding (in thousands, except share data):

				June 30, 2021		December 31, 2020
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	—	$—	10,750,000	$268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	—	—	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				15,400,000	$385,000	35,350,000	$883,750

    In June 2021, the Company redeemed all 10,750,000 shares of the outstanding 6.500% Series D perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series D perpetual preferred units. As a result of the redemption, the Company recorded an $8.5 million allocation of income to the Series D perpetual preferred shareholders within the condensed consolidated statements of operations in the second quarter of 2021, which represents the initial liquidation value of the Series D perpetual preferred shares in excess of its carrying value as of the redemption date.

    In June 2021, the Company redeemed all 9,200,000 shares of the outstanding 6.350% Series E perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series E perpetual preferred units. As a result of the redemption, the Company recorded a $7.4 million allocation of income to the Series E perpetual preferred shareholders within the condensed consolidated statements of operations in the second quarter of 2021, which represents the initial liquidation value of the Series E perpetual preferred shares in excess of its carrying value as of the redemption date.

Distributions

    The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	June 30, 2021	March 31, 2021	June 30, 2020	March 31, 2020
Class A and Class B common shares	$0.10	$0.10	$0.05	$0.05
6.500% Series D perpetual preferred shares (1)	0.30	0.41	0.41	0.41
6.350% Series E perpetual preferred shares	0.40	0.40	0.40	0.40
5.875% Series F perpetual preferred shares	0.37	0.37	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39
(1)The 6.500% Series D perpetual preferred shares were redeemed on June 7, 2021 and the distributions for the three months ended June 30, 2021 represent the accrued and unpaid dividends paid to shareholders as part of the redemption.

Noncontrolling Interest

    Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990 and 51,129,990, or approximately 13.6% and 13.9%, of the total 374,220,238 and 368,383,440 Class A units in the Operating Partnership as of June 30, 2021 and December 31, 2020, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2%, of the total 374,220,238 and 368,383,440 Class A units in the Operating Partnership as of June 30, 2021 and December 31, 2020, respectively. The OP units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

Note 11. Share-Based Compensation

2021 Equity Incentive Plan

    In May 2021, the Company’s shareholders approved and the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”) and provides for the issuance of up to 9,544,095 Class A common shares (including shares that remained available for future awards under the 2012 Plan as of the effective date of the 2021 Plan and shares related to outstanding awards under the 2012 Plan that may become available after expiration, forfeiture or cancellation of such awards). The 2021 Plan provides for the issuance of Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, restricted share units (“RSUs”), unrestricted shares, dividend equivalent rights and performance-based awards. The 2021 Plan terminates in May 2031, unless terminated earlier by the Company’s board of trustees. When the Company issues Class A common shares under the 2021 Plan, the Operating Partnership issues an equivalent number of Class A units to AH4R.

    During the six months ended June 30, 2021 and 2020, the Human Capital and Compensation Committee granted RSUs to employees that vest over a three-year service period. RSUs granted to non-management trustees vest over a one-year service period.

    During the six months ended June 30, 2021, the Human Capital and Compensation Committee granted performance-based restricted share units (“PSUs”) to certain executives that cliff vest at the end of a three-year service period. The performance conditions of the PSUs are measured over a three-year performance period beginning January 1, 2021 and ending December 31, 2023.

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

    The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
Options outstanding at beginning of period	1,090,300	1,529,800
Granted	—	—
Exercised	(114,000)	(255,550)
Forfeited	—	(2,850)
Options outstanding at end of period	976,300	1,271,400
Options exercisable at end of period	938,800	1,124,800

    The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
RSUs outstanding at beginning of period	651,537	599,109
Awarded	568,313	461,279
Vested	(200,939)	(206,597)
Forfeited	(17,697)	(39,995)
RSUs outstanding at end of period	1,001,214	813,796

    The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
PSUs outstanding at beginning of period	—	—
Awarded	92,319	—
Vested	—	—
Forfeited	—	—
PSUs outstanding at end of period	92,319	—

    The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity that relates to the Company’s noncash share-based compensation expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative expense	$1,823	$1,649	$6,165	$3,018
Property management expenses	599	441	1,598	880
Acquisition and other transaction costs	729	—	3,498	—
Total noncash share-based compensation expense	$3,151	$2,090	$11,261	$3,898

Note 12. Earnings per Share / Unit

    American Homes 4 Rent

    The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$51,814	$31,807	$100,735	$69,334
Less:
Noncontrolling interest	3,218	2,656	8,143	6,157
Dividends on preferred shares	12,615	13,782	26,397	27,564
Redemption of perpetual preferred shares	15,879	—	15,879	—
Allocation to participating securities (1)	101	42	194	96
Numerator for income per common share–basic and diluted	$20,001	$15,327	$50,122	$35,517

Denominator:
Weighted-average common shares outstanding–basic	319,752,730	301,011,545	318,380,175	300,912,307
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	1,056,266	400,698	1,027,978	446,462
Weighted-average common shares outstanding–diluted (3)	320,808,996	301,412,243	319,408,153	301,358,769

Net income per common share:
Basic	$0.06	$0.05	$0.16	$0.12
Diluted	$0.06	$0.05	$0.16	$0.12
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of unsettled forward sale equity contracts under the treasury stock method (see Note 10).
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

    American Homes 4 Rent, L.P.

    The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and six months ended June 30, 2021 and 2020 (in thousands, except unit and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$51,814	$31,807	$100,735	$69,334
Less:
Preferred distributions	12,615	13,782	26,397	27,564
Redemption of perpetual preferred units	15,879	—	15,879	—
Allocation to participating securities (1)	101	42	194	96
Numerator for income per common unit–basic and diluted	$23,219	$17,983	$58,265	$41,674

Denominator:
Weighted-average common units outstanding–basic	371,129,710	353,038,525	369,900,249	352,939,287
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	1,056,266	400,698	1,027,978	446,462
Weighted-average common units outstanding–diluted	372,185,976	353,439,223	370,928,227	353,385,749

Net income per common unit:
Basic	$0.06	$0.05	$0.16	$0.12
Diluted	$0.06	$0.05	$0.16	$0.12
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of unsettled forward sale equity contracts under the treasury stock method (see Note 10).

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

    The following table displays the carrying values and fair values of our debt instruments as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$472,610	$483,541	$475,144	$488,140
AH4R 2014-SFR3 securitization	487,774	500,415	490,319	504,364
AH4R 2015-SFR1 securitization	512,778	525,461	515,326	529,542
AH4R 2015-SFR2 securitization	444,671	458,748	446,818	461,037
Total asset-backed securitizations	1,917,833	1,968,165	1,927,607	1,983,083
2028 unsecured senior notes, net	494,773	561,940	494,378	575,220
2029 unsecured senior notes, net	395,708	465,212	395,427	482,276
Total unsecured senior notes, net	890,481	1,027,152	889,805	1,057,496
Revolving credit facility	620,000	620,000	—	—
Total debt	$3,428,314	$3,615,317	$2,817,412	$3,040,579

    During the first quarter of 2021, in anticipation of a debt issuance and in order to hedge interest rate risk, the Company entered into a treasury lock agreement with a notional amount of $400.0 million based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument. The treasury lock was settled in June 2021 in connection with the pricing of the 2031 Notes (see Note 16) and resulted in a $4.0 million loss that was recorded in other comprehensive loss as of June 30, 2021 and will be reclassified into earnings as an increase to interest expense over the 10-year term of the 2031 Notes. As the $4.0 million loss was paid upon issuance of the 2031 Notes in July 2021 (see Note 16), the amount was recorded in accounts payable and accrued expenses within the condensed consolidated balance sheets as of June 30, 2021. The treasury lock is classified as Level 2 within the fair value hierarchy as its fair value was estimated using observable inputs, based on the 10-year treasury note rate.

Note 14. Related Party Transactions

    As of June 30, 2021 and December 31, 2020, affiliates owned approximately 14.1% and 14.3%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 and 50,972,165 Class A units as of June 30, 2021 and December 31, 2020, respectively) an approximate 25.9% and 26.3% interest as of June 30, 2021 and December 31, 2020, respectively.

    American Homes 4 Rent

    As of December 31, 2020, the Company had a $4.8 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Company’s condensed consolidated balance sheets.

    American Homes 4 Rent, L.P.

    As of June 30, 2021, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets. As of December 31, 2020, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets, and had a $4.8 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Operating Partnership’s condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

    As of June 30, 2021, the Company had commitments to acquire 626 single-family properties for an aggregate purchase price of $183.0 million, as well as $197.6 million in purchase commitments for land relating to our AMH Development Program. As of December 31, 2020, the Company had commitments to acquire 323 single-family properties for an aggregate purchase price of $81.7 million, as well as $72.3 million in purchase commitments for land relating to our AMH Development Program.

    As of June 30, 2021 and December 31, 2020, the Company had sales in escrow for approximately 43 and 97, respectively, of our single-family properties for aggregate selling prices of $14.4 million and $24.0 million, respectively.

    As of June 30, 2021 and December 31, 2020, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $59.9 million and $36.7 million, respectively.

Captive Insurance Company

    In the first quarter of 2021, the Company formed a wholly owned captive insurance company, American Dream Insurance, LLC, which provides general liability insurance coverage for losses below the deductible under the Company’s third-party liability insurance policy. The Company created American Dream Insurance, LLC as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program. The captive insurance company’s impact on the Company’s condensed consolidated financial statements is immaterial.

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

Note 16. Subsequent Events

Subsequent Acquisitions

    From July 1, 2021 through July 31, 2021, the Company added 412 properties to its portfolio for a total cost of approximately $143.0 million, which included 107 newly constructed properties delivered through our AMH Development Program and 46 newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

    From July 1, 2021 through July 31, 2021, the Company disposed of 31 properties for aggregate net proceeds of approximately $8.9 million.

Revolving Credit Facility

    From July 1, 2021 through July 31, 2021, the Company paid down $620.0 million and borrowed an additional $20.0 million under its revolving credit facility, resulting in $20.0 million of outstanding borrowings under its revolving credit facility as of July 31, 2021.

Unsecured Senior Notes

    In July 2021, the Operating Partnership issued $450.0 million of 2.375% unsecured senior notes with a maturity date of July 15, 2031 (the “2031 Notes”) and $300.0 million of 3.375% unsecured senior notes with a maturity date of July 15, 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The Operating Partnership received aggregate net proceeds of $731.6 million from these issuances, after underwriting fees of approximately $5.6 million and a $12.8 million discount, and before estimated offering costs of $1.1 million. The Operating Partnership used the net proceeds from this offering to repay amounts outstanding on its revolving credit facility and intends to use any remaining net proceeds for general corporate purposes, including, without limitation, property acquisitions and developments, the expansion, redevelopment and/or improvement of existing properties in the Operating Partnership’s portfolio, other capital expenditures, the redemption of its preferred shares, the repayment of outstanding indebtedness, working capital and other general purposes.

    The Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indentures with respect to the Notes. If the 2031 Notes are redeemed on or after April 15, 2031 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. If the 2051 Notes are redeemed on or after January 15, 2051 (six months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

    As of June 30, 2021, we owned 54,785 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) in 22 states, including 589 properties held for sale, compared to 53,584 single-family properties in 22 states, including 711 properties held for sale, as of December 31, 2020, and 53,000 single-family properties in 22 states, including 948 properties held for sale as of June 30, 2020. As of June 30, 2021, 52,645, or 97.1%, of our total properties (excluding properties held for sale) were occupied, compared to 51,271, or 97.0%, of our total properties (excluding properties held for sale) as of December 31, 2020, and 50,170, or 96.4%, of our total properties (excluding properties held for sale) as of June 30, 2020. Also, as of June 30, 2021, the Company had an additional 1,530 properties held in unconsolidated joint ventures, compared to 1,293 properties held in unconsolidated joint ventures as of December 31, 2020, and 936 properties held in unconsolidated joint ventures as of June 30, 2020. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

COVID-19 Business Update

    The Company has maintained continuity in business operations since the beginning of the COVID-19 pandemic and produced strong operating results in the second quarter of 2021 demonstrating the flexibility of its technology enabled operating platform and the resiliency of its high-quality, diversified portfolio. Comprehensive remote working policies remain in place for most corporate and field offices, and operational protocols have been tailored based on state and local mandates to ensure continuity of services, while protecting employees, residents and their families.

    Collections have continued to remain resilient throughout the pandemic with the Company recognizing bad debt on 2.5% of its second quarter 2021 rental billings for its Same-Home portfolio. Additionally, collections of July 2021 rental billings continue to remain consistent with pandemic payment histories within the same time frame.

    Although the Company has produced strong operating results to date during the COVID-19 pandemic, the extent to which the pandemic will ultimately impact us and our residents will depend on future developments which are highly uncertain. These include the scope, severity and duration of the pandemic, including resurgences, new variants or strains, such as the Delta variant, the impact of government regulations, vaccine adoption rates, the effectiveness of vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others.

    For more information on risks related to COVID-19, see Part I, “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to risks from the global pandemic associated with COVID-19 and we may in the future be subject to risks from other public health crises” in our 2020 Annual Report.

Key Single-Family Property and Leasing Metrics

    The following table summarizes certain key single-family properties metrics as of June 30, 2021:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,238	9.7%	$1,008.3	9.6%	$192,504	2,164	17.4	2015
Dallas-Fort Worth, TX	4,311	8.0%	724.7	6.9%	168,101	2,116	17.2	2014
Charlotte, NC	3,851	7.1%	772.9	7.4%	200,690	2,098	16.7	2015
Phoenix, AZ	3,221	5.9%	596.0	5.7%	185,029	1,837	17.6	2015
Houston, TX	2,946	5.4%	493.0	4.7%	167,347	2,097	15.5	2014
Nashville, TN	2,968	5.5%	659.3	6.3%	222,153	2,108	15.5	2015
Indianapolis, IN	2,864	5.3%	455.1	4.4%	158,899	1,929	18.6	2014
Tampa, FL	2,555	4.7%	530.5	5.1%	207,635	1,943	14.7	2015
Jacksonville, FL	2,542	4.7%	481.1	4.6%	189,267	1,937	14.7	2015
Raleigh, NC	2,133	3.9%	403.3	3.9%	189,078	1,880	15.8	2015
Columbus, OH	2,087	3.9%	371.9	3.6%	178,191	1,870	19.3	2015
Cincinnati, OH	2,043	3.8%	371.7	3.6%	181,948	1,851	18.8	2014
Orlando, FL	1,801	3.3%	343.7	3.3%	190,838	1,904	18.6	2015
Greater Chicago area, IL and IN	1,725	3.2%	319.5	3.1%	185,239	1,870	19.8	2013
Salt Lake City, UT	1,616	3.0%	426.3	4.1%	263,799	2,182	17.2	2015
Charleston, SC	1,327	2.4%	279.1	2.7%	210,296	1,977	12.2	2016
Las Vegas, NV	1,286	2.4%	266.0	2.5%	206,881	1,867	15.5	2014
Austin, TX	1,024	1.9%	207.3	2.0%	202,463	1,889	10.9	2015
San Antonio, TX	945	1.7%	156.3	1.5%	165,440	2,024	16.8	2014
Savannah/Hilton Head, SC	916	1.7%	169.0	1.6%	184,522	1,872	13.3	2016
All Other (2)	6,797	12.5%	1,425.3	13.4%	209,695	1,900	17.0	2015
Total/Average	54,196	100.0%	$10,460.3	100.0%	$193,009	1,987	16.7	2015

(1)Excludes 589 single-family properties held for sale as of June 30, 2021.
(2)Represents 15 markets in 13 states.

    The following table summarizes certain key leasing metrics as of June 30, 2021:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	96.9%	$1,750	12.0	6.3	8.6%
Dallas-Fort Worth, TX	97.5%	1,866	12.2	6.2	7.1%
Charlotte, NC	97.5%	1,718	12.4	6.2	8.0%
Phoenix, AZ	97.5%	1,636	12.0	6.4	12.6%
Houston, TX	95.9%	1,737	12.4	6.0	5.8%
Nashville, TN	97.1%	1,849	12.0	6.4	6.7%
Indianapolis, IN	97.1%	1,543	12.0	6.5	8.2%
Tampa, FL	98.0%	1,826	12.0	6.4	8.1%
Jacksonville, FL	97.2%	1,708	12.0	6.7	8.5%
Raleigh, NC	97.6%	1,638	12.4	6.7	7.3%
Columbus, OH	98.1%	1,778	12.1	6.5	7.9%
Cincinnati, OH	96.6%	1,727	12.0	6.7	7.9%
Orlando, FL	97.2%	1,804	12.0	6.5	7.1%
Greater Chicago area, IL and IN	98.4%	1,984	12.3	6.5	7.2%
Salt Lake City, UT	98.1%	1,926	12.1	6.3	9.0%
Charleston, SC	96.9%	1,842	12.0	6.9	7.8%
Las Vegas, NV	96.1%	1,756	11.9	6.7	9.8%
Austin, TX	97.5%	1,779	12.1	6.8	7.1%
San Antonio, TX	97.1%	1,634	12.1	6.3	6.8%
Savannah/Hilton Head, SC	98.9%	1,676	12.1	6.2	8.1%
All Other (6)	97.5%	1,807	12.1	6.2	7.4%
Total/Average	97.3%	$1,763	12.1	6.4	7.9%

(1)Leasing information excludes 589 single-family properties held for sale as of June 30, 2021.
(2)For the three months ended June 30, 2021, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended June 30, 2021, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended June 30, 2021, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

    Property Acquisitions, Development and Dispositions

    Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the three months ended June 30, 2021, we developed or acquired 898 homes, including 256 newly constructed properties delivered through our AMH Development Program and 642 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 97 homes sold.

    Our properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of June 30, 2021 and December 31, 2020, there were 589 and 711 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

    Property Operations

    Homes added to our portfolio through new construction channels include properties developed through our internal AMH Development Program and newly constructed properties acquired from third-party developers through our National Builder Program. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately four to six months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $250,000 and $400,000 to acquire and develop land and build a rental home. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

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

    Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 20 to 40 days to lease a property after acquiring or developing a new property through our new construction channels or after completing the renovation process for a traditionally acquired property. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 30 to 50 days to complete the turnover process.

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

    Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 4.1% for the three months ended June 30, 2021, and we experienced turnover rates of 8.2% and 9.4% during the three months ended June 30, 2021 and 2020, respectively. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 3.7% for the six months ended June 30, 2021, and we experienced turnover rates of 15.1% and 17.4% during the six months ended June 30, 2021 and 2020, respectively. In response to the COVID-19 pandemic, we offered zero percent increases on newly signed renewals for leases expiring during the three months ended June 30, 2020.

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

Results of Operations

    Net income totaled $51.8 million for the three months ended June 30, 2021, compared to net income of $31.8 million for the three months ended June 30, 2020. This increase was primarily attributable to growth in the Company’s portfolio, higher occupancy and higher rental rates. Net income totaled $100.7 million for the six months ended June 30, 2021, compared to net income of $69.3 million for the six months ended June 30, 2020. This increase was primarily attributable to growth in the Company’s portfolio, higher occupancy and higher rental rates, as well as an increase in gain on sale and impairment of single-family properties and other, net, partially offset by increased uncollectible rents related to the COVID-19 pandemic.

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

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

    The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$242,172		$35,151		$277,323
Fees from single-family properties	4,646		880		5,526
Bad debt	(6,141)		(1,068)		(7,209)
Core revenues	240,677		34,963		275,640

Property tax expense	42,105	17.6%	5,875	16.8%	47,980	17.4%
HOA fees, net (2)	4,633	1.9%	669	1.9%	5,302	1.9%
R&M and turnover costs, net (2)	19,945	8.3%	3,058	8.7%	23,003	8.3%
Insurance	2,469	1.0%	473	1.4%	2,942	1.1%
Property management expenses, net (3)	17,859	7.4%	3,295	9.4%	21,154	7.7%
Core property operating expenses	87,011	36.2%	13,370	38.2%	100,381	36.4%

Core NOI	$153,666	63.8%	$21,593	61.8%	$175,259	63.6%

	For the Three Months Ended June 30, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$227,075		$23,689		$250,764
Fees from single-family properties	2,826		485		3,311
Bad debt	(7,759)		(1,056)		(8,815)
Core revenues	222,142		23,118		245,260

Property tax expense	40,274	18.1%	4,875	21.1%	45,149	18.4%
HOA fees, net (2)	4,341	2.0%	642	2.8%	4,983	2.0%
R&M and turnover costs, net (2)	20,101	9.0%	2,913	12.6%	23,014	9.4%
Insurance	2,120	1.0%	300	1.3%	2,420	1.0%
Property management expenses, net (3)	18,318	8.2%	2,942	12.7%	21,260	8.7%
Core property operating expenses	85,154	38.3%	11,672	50.5%	96,826	39.5%

Core NOI	$136,988	61.7%	$11,446	49.5%	$148,434	60.5%

(1)Includes 47,086 properties that have been stabilized longer than 90 days prior to January 1, 2020.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

    The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended June 30, 2021 and 2020 (amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$313,654	$280,689
Tenant charge-backs	(38,014)	(35,429)
Core revenues	275,640	245,260
Less: Non-Same-Home core revenues	34,963	23,118
Same-Home core revenues	$240,677	$222,142

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$116,578	$110,436
Property management expenses	22,416	22,260
Noncash share-based compensation - property management	(599)	(441)
Expenses reimbursed by tenant charge-backs	(38,014)	(35,429)
Core property operating expenses	100,381	96,826
Less: Non-Same-Home core property operating expenses	13,370	11,672
Same-Home core property operating expenses	$87,011	$85,154

Core NOI and Same-Home Core NOI
Net income	$51,814	$31,807
Gain on sale and impairment of single-family properties and other, net	(10,760)	(9,997)
Depreciation and amortization	91,117	84,836
Acquisition and other transaction costs	2,968	1,956
Noncash share-based compensation - property management	599	441
Interest expense	27,528	29,558
General and administrative expense	12,793	11,493
Other income and expense, net	(800)	(1,660)
Core NOI	175,259	148,434
Less: Non-Same-Home Core NOI	21,593	11,446
Same-Home Core NOI	$153,666	$136,988

Rents and Other Single-Family Property Revenues

    Rents and other single-family property revenues increased 11.7% to $313.7 million for the three months ended June 30, 2021 from $280.7 million for the three months ended June 30, 2020. Revenue growth was driven by an increase in our average occupied portfolio which grew to 52,335 homes for the three months ended June 30, 2021, compared to 49,600 homes for the three months ended June 30, 2020, as well as higher rental rates, higher fees from single-family properties and lower uncollectible rents related to the COVID-19 pandemic.

Property Operating Expenses

    Property operating expenses increased 5.6% to $116.6 million for the three months ended June 30, 2021 from $110.4 million for the three months ended June 30, 2020. This increase was primarily attributable to higher property tax expense and higher R&M and turnover costs as a result of growth in our portfolio.

Property Management Expenses

    Property management expenses for the three months ended June 30, 2021 and 2020 were $22.4 million and $22.3 million, respectively, which included $0.6 million and $0.4 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher noncash share-based compensation expense.

Core Revenues from Same-Home Properties

    Core revenues from Same-Home properties increased 8.3% to $240.7 million for the three months ended June 30, 2021 from $222.1 million for the three months ended June 30, 2020 primarily driven by a 4.1% increase in Average Monthly Realized Rent per property, which increased to $1,752 per month for the three months ended June 30, 2021 compared to $1,683 per month for the three months ended June 30, 2020, a 2.4% increase in Average Occupied Days Percentage, higher fees from single-family properties and lower uncollectible rents related to the COVID-19 pandemic.

Core Property Operating Expenses from Same-Home Properties

    Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 2.2% to $87.0 million for the three months ended June 30, 2021 from $85.2 million for the three months ended June 30, 2020 primarily driven by annual growth in property tax expense, partially offset by lower property management expenses, net.

General and Administrative Expense

    General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended June 30, 2021 and 2020 was $12.8 million and $11.5 million, respectively, which included $1.8 million and $1.6 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs and higher professional fees.

Interest Expense

    Interest expense decreased 6.9% to $27.5 million for the three months ended June 30, 2021 from $29.6 million for the three months ended June 30, 2020. This decrease was primarily related to additional capitalized interest during the three months ended June 30, 2021 related to an increase in our development activities under our AMH Development Program.

Acquisition and Other Transaction Costs

    Acquisition and other transaction costs consists primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs were $3.0 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively, which included $0.7 million of noncash share-based compensation expense related to employees in these functions during the three months ended June 30, 2021. The increase in acquisition and other transaction costs was primarily related to higher noncash share-based compensation expense.

Depreciation and Amortization

    Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 7.4% to $91.1 million for the three months ended June 30, 2021 from $84.8 million for the three months ended June 30, 2020 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

    Gain on sale and impairment of single-family properties and other, net was $10.8 million and $10.0 million for the three months ended June 30, 2021 and 2020, respectively, which included $0.2 million and $0.7 million of impairment charges, respectively, related to homes classified as held for sale during each period. The increase was primarily related to higher net gains from property sales as well as lower impairment charges.

Other Income and Expense, net

    Other income and expense, net was $0.8 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, equity in earnings from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

    The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$478,910		$66,734		$545,644
Fees from single-family properties	9,049		1,651		10,700
Bad debt	(12,004)		(1,922)		(13,926)
Core revenues	475,955		66,463		542,418

Property tax expense	83,814	17.6%	11,574	17.4%	95,388	17.5%
HOA fees, net (2)	8,948	1.9%	1,321	2.0%	10,269	1.9%
R&M and turnover costs, net (2)	35,634	7.5%	5,605	8.4%	41,239	7.6%
Insurance	4,882	1.0%	848	1.3%	5,730	1.1%
Property management expenses, net (3)	36,707	7.7%	6,647	10.0%	43,354	8.0%
Core property operating expenses	169,985	35.7%	25,995	39.1%	195,980	36.1%

Core NOI	$305,970	64.3%	$40,468	60.9%	$346,438	63.9%

	For the Six Months Ended June 30, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$451,285		$44,809		$496,094
Fees from single-family properties	6,375		950		7,325
Bad debt	(9,442)		(1,388)		(10,830)
Core revenues	448,218		44,371		492,589

Property tax expense	80,383	17.9%	9,734	21.9%	90,117	18.3%
HOA fees, net (2)	8,310	1.9%	1,189	2.7%	9,499	1.9%
R&M and turnover costs, net (2)	34,975	7.8%	5,146	11.6%	40,121	8.1%
Insurance	4,172	0.9%	561	1.3%	4,733	1.0%
Property management expenses, net (3)	37,141	8.3%	5,536	12.5%	42,677	8.7%
Core property operating expenses	164,981	36.8%	22,166	50.0%	187,147	38.0%

Core NOI	$283,237	63.2%	$22,205	50.0%	$305,442	62.0%

(1)Includes 47,086 properties that have been stabilized longer than 90 days prior to January 1, 2020.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

    The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	For the Six Months Ended June 30,
	2021	2020
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$626,227	$568,031
Tenant charge-backs	(83,809)	(75,442)
Core revenues	542,418	492,589
Less: Non-Same-Home core revenues	66,463	44,371
Same-Home core revenues	$475,955	$448,218

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$235,272	$217,933
Property management expenses	46,115	45,536
Noncash share-based compensation - property management	(1,598)	(880)
Expenses reimbursed by tenant charge-backs	(83,809)	(75,442)
Core property operating expenses	195,980	187,147
Less: Non-Same-Home core property operating expenses	25,995	22,166
Same-Home core property operating expenses	$169,985	$164,981

Core NOI and Same-Home Core NOI
Net income	$100,735	$69,334
Gain on sale and impairment of single-family properties and other, net	(26,829)	(16,316)
Depreciation and amortization	181,188	167,657
Acquisition and other transaction costs	7,814	4,103
Noncash share-based compensation - property management	1,598	880
Interest expense	55,533	59,273
General and administrative expense	27,998	22,759
Other income and expense, net	(1,599)	(2,248)
Core NOI	346,438	305,442
Less: Non-Same-Home Core NOI	40,468	22,205
Same-Home Core NOI	$305,970	$283,237

Rents and Other Single-Family Property Revenues

    Rents and other single-family property revenues increased 10.2% to $626.2 million for the six months ended June 30, 2021 from $568.0 million for the six months ended June 30, 2020. Revenue growth was primarily driven by an increase in our average occupied portfolio which grew to 51,980 homes for the six months ended June 30, 2021, compared to 49,322 homes for the six months ended June 30, 2020, as well as higher rental rates and higher fees from single-family properties, partially offset by an increase in uncollectible rents related to the COVID-19 pandemic.

Property Operating Expenses

    Property operating expenses increased 8.0% to $235.3 million for the six months ended June 30, 2021 from $217.9 million for the six months ended June 30, 2020. This increase was primarily attributable to higher property tax expense and higher R&M and turnover costs as a result of growth in our portfolio.

Property Management Expenses

    Property management expenses for the six months ended June 30, 2021 and 2020 were $46.1 million and $45.5 million, respectively, which included $1.6 million and $0.9 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher noncash share-based compensation expense and higher personnel costs, partially offset by lower employee travel and office costs and lower recoverable expenses for tenant utilities.

Core Revenues from Same-Home Properties

    Core revenues from Same-Home properties increased 6.2% to $476.0 million for the six months ended June 30, 2021 from $448.2 million for the six months ended June 30, 2020 primarily driven by a 3.7% increase in Average Monthly Realized Rent per property, which increased to $1,737 per month for the six months ended June 30, 2021 compared to $1,675 per month for the six months ended June 30, 2020, a 2.2% increase in Average Occupied Days Percentage and higher fees from single-family properties, partially offset by an increase in uncollectible rents related to the COVID-19 pandemic.

Core Property Operating Expenses from Same-Home Properties

    Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 3.0% to $170.0 million for the six months ended June 30, 2021 from $165.0 million for the six months ended June 30, 2020 primarily driven by annual growth in property tax expense.

General and Administrative Expense

    General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the six months ended June 30, 2021 and 2020 was $28.0 million and $22.8 million, respectively, which included $6.2 million and $3.0 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher noncash share-based compensation expense driven by retirement provisions that resulted in accelerated expense recognition for retirement eligible employees during the six months ended June 30, 2021, as well as higher personnel costs and higher professional fees.

Interest Expense

    Interest expense decreased 6.3% to $55.5 million for the six months ended June 30, 2021 from $59.3 million for the six months ended June 30, 2020. This decrease was primarily related to additional capitalized interest during the six months ended June 30, 2021 related to an increase in our development activities under our AMH Development Program.

Acquisition and Other Transaction Costs

    Acquisition and other transaction costs consists primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs were $7.8 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively, which included $3.5 million of noncash share-based compensation expense related to employees in these functions during the six months ended June 30, 2021. The increase in acquisition and other transaction costs was primarily related to higher noncash share-based compensation expense driven by retirement provisions that resulted in accelerated expense recognition for retirement eligible employees during the six months ended June 30, 2021.

Depreciation and Amortization

    Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 8.1% to $181.2 million for the six months ended June 30, 2021 from $167.7 million for the six months ended June 30, 2020 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

    Gain on sale and impairment of single-family properties and other, net was $26.8 million and $16.3 million for the six months ended June 30, 2021 and 2020, respectively, which included $0.2 million and $5.1 million of impairment charges, respectively, related to homes classified as held for sale during each period. The increase was primarily related to higher net gains from property sales and lower impairment charges. During the six months ended June 30, 2020, a $3.5 million noncash write-down associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. merger in February 2016, was included in gain on sale and impairment of single-family properties and other, net.

Other Income and Expense, net

    Other income and expense, net was $1.6 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, equity in earnings from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures.

Critical Accounting Policies and Estimates

    Our critical accounting policies are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report. There have been no changes to these policies during the six months ended June 30, 2021.

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

    Accounting Standards Codification 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of June 30, 2021, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

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

Liquidity and Capital Resources

    Our liquidity and capital resources as of June 30, 2021 included cash and cash equivalents of $40.6 million. Additionally, as of June 30, 2021, we had $620.0 million of outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $1.25 billion, of which $1.2 million was committed to outstanding letters of credit. As described in Note 16. Subsequent Events to our condensed consolidated financial statements in this report, in July 2021, the Company issued $450.0 million of 2.375% unsecured senior notes due 2031 and $300.0 million of 3.375% unsecured senior notes due 2051 raising net proceeds of $731.6 million and as described below, we also have estimated net proceeds of $467.3 million available from future settlement of the May 2021 Forward Sale Agreements. We have no debt maturities, other than recurring principal amortization, until 2024.

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

    As discussed above under “COVID-19 Business Update,” the COVID-19 pandemic could adversely impact our future operating cash flows. Since we do not know the ultimate severity and length of the COVID-19 pandemic, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

    Cash Flows

    The following table summarizes the Company’s and the Operating Partnership’s cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$331,787	$279,204	$52,583
Net cash used for investing activities	(585,158)	(322,466)	(262,692)
Net cash provided by financing activities	171,830	40,388	131,442
Net decrease in cash, cash equivalents and restricted cash	$(81,541)	$(2,874)	$(78,667)

    Operating Activities

    Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $52.6 million, or 18.8%, from $279.2 million for the six months ended June 30, 2020 to $331.8 million for the six months ended June 30, 2021 primarily as a result of increased cash flows generated from a larger number of occupied properties and increases in rental rates on lease renewals and re-leasing of our single-family properties, partially offset by a decrease in collections on rent associated with the COVID-19 pandemic.

    Investing Activities

    Net cash used for investing activities increased $262.7 million, or 81.5%, from $322.5 million for the six months ended June 30, 2020 to $585.2 million for the six months ended June 30, 2021. Our investing activities are most significantly impacted by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels increased $192.8 million during the six months ended June 30, 2021. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in this strategic expansion. Net proceeds received from sales of single-family properties and other decreased $54.4 million during the six months ended June 30, 2021 driven by a decrease in homes sold as our held for sale portfolio has declined. Net cash used for investing activities also includes recurring and other capital expenditures for single-family properties and renovations to single-family properties, which increased $15.4 million during the six months ended June 30, 2021 as a result of investments in properties to increase future revenues or reduce maintenance expenditures. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future. Net cash used for investing activities also increased as a result of a $4.1 million increase in purchases of other productive assets during the six months ended June 30, 2021 and nonrecurring proceeds of $3.7 million from hurricane-related insurance claims during the six months ended June 30, 2020. These increases in net cash used for investing activities were partially offset by a $7.7 million increase in distributions, net of investments, from our unconsolidated joint ventures.

    Financing Activities

    Net cash provided by financing activities increased $131.4 million from $40.4 million for the six months ended June 30, 2020 to $171.8 million for the six months ended June 30, 2021 primarily driven by $193.8 million in net proceeds from the issuance of Class A common shares and a $490.0 million increase in net borrowings on our revolving credit facility during the six months ended June 30, 2021. These increases in cash inflows were partially offset by the $498.8 million of cash outflows for the redemption of our Series D and E perpetual preferred shares primarily funded by the draws on our revolving credit facility, $38.6 million of increased distributions to share and unit holders and $11.2 million of deferred financing costs paid for the amendment of our revolving credit facility during the six months ended June 30, 2021.

    Revolving Credit Facility

    In April 2021, the Company closed a $1.25 billion revolving credit facility, amending its existing $800 million revolving credit facility. The amended revolving credit facility provides for expanded borrowing capacity, reflects a more favorable pricing grid based on current market conditions, and includes a sustainability component based upon third-party performance measures through which overall pricing can further improve if the Company meets certain targets. The interest rate on the amended revolving credit facility is at either LIBOR plus a margin ranging from 0.725% to 1.45% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or daily LIBOR rate plus 1.0%) plus a margin ranging from 0.00% to 0.45%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The amended revolving credit facility matures on April 15, 2025, with two six-month extension options at the Company’s election if certain conditions are met.

    Class A Common Share / Unit Offering

    In May 2021, the Company completed an underwritten public offering for 18,745,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 5,500,000 shares were issued directly by the Company, and 13,245,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “May 2021 Forward Sale Agreements”) for these 13,245,000 shares which are accounted for in equity. The Company expects to physically settle the May 2021 Forward Sale Agreements by the delivery of the Class A common shares and receive proceeds by May 21, 2022, although the Company has the right to elect settlement prior to that time subject to certain conditions. Although the Company expects to physically settle, the May 2021 Forward Sale Agreements allow the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the May 2021 Forward Sale Agreements, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchasers in certain circumstances. The May 2021 Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

    The Company received net proceeds of $194.0 million from the 5,500,000 Class A common shares issued directly by the Company after deducting underwriting discounts and before offering costs of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used the net proceeds to repay indebtedness under its revolving credit facility, to partially fund the redemption of its Series D and Series E perpetual preferred shares discussed below and for general corporate purposes. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis but estimates that net proceeds will be approximately $467.3 million after deducting underwriting discounts. The Company expects to use these net proceeds for general corporate purposes including, without limitation, property acquisitions and developments.

    Redemptions of Perpetual Preferred Shares

    In June 2021, the Company redeemed all 10,750,000 shares of the outstanding 6.500% Series D perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series D perpetual preferred units. As a result of the redemption, the Company recorded an $8.5 million allocation of income to the Series D perpetual preferred shareholders within the condensed consolidated statements of operations in the second quarter of 2021, which represents the initial liquidation value of the Series D perpetual preferred shares in excess of its carrying value as of the redemption date.

    In June 2021, the Company redeemed all 9,200,000 shares of the outstanding 6.350% Series E perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series E perpetual preferred units. As a result of the redemption, the Company recorded a $7.4 million allocation of income to the Series E perpetual preferred shareholders within the condensed consolidated statements of operations in the second quarter of 2021, which represents the initial liquidation value of the Series E perpetual preferred shares in excess of its carrying value as of the redemption date.

    At-the-Market Common Share Offering Program

    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the six months ended June 30, 2021 and 2020, no shares were issued under the At-the-Market Program. As of June 30, 2021, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

    Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2021 and 2020, we did not repurchase and retire any of our shares. As of June 30, 2021, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

Off-Balance Sheet Arrangements

    During the third quarter of 2020, one of our unconsolidated joint ventures entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at LIBOR plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of June 30, 2021, the joint venture’s loan had a $139.7 million outstanding principal balance. The Company has provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

    We have no other material obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations and Commitments

    Material changes to our aggregate indebtedness, if any, are described in Note 8. Debt to our condensed consolidated financial statements in this report.

    As further described in Note 16. Subsequent Events to our condensed consolidated financial statements in this report, in July 2021, the Company issued $450.0 million of 2.375% unsecured senior notes due 2031 and $300.0 million of 3.375% unsecured senior notes due 2051.

    Except as described in Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report, as of June 30, 2021, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

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

    Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to the impacted single-family properties, (4) gain or loss on early extinguishment of debt and (5) the allocation of income to our perpetual preferred shares in connection with their redemption.

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

    The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$20,102	$15,369	$50,316	$35,613
Adjustments:
Noncontrolling interests in the Operating Partnership	3,218	2,656	8,143	6,157
Gain on sale and impairment of single-family properties and other, net	(10,760)	(9,997)	(26,829)	(16,316)
Adjustments for unconsolidated joint ventures	449	388	831	626
Depreciation and amortization	91,117	84,836	181,188	167,657
Less: depreciation and amortization of non-real estate assets	(2,605)	(2,192)	(5,393)	(4,256)
FFO attributable to common share and unit holders	$101,521	$91,060	$208,256	$189,481
Adjustments:
Acquisition, other transaction costs and other	2,968	1,660	7,814	4,512
Noncash share-based compensation - general and administrative	1,823	1,649	6,165	3,018
Noncash share-based compensation - property management	599	441	1,598	880
Redemption of perpetual preferred shares	15,879	—	15,879	—
Core FFO attributable to common share and unit holders	$122,790	$94,810	$239,712	$197,891
Recurring Capital Expenditures	(13,217)	(12,184)	(22,868)	(20,895)
Leasing costs	(905)	(992)	(1,880)	(1,902)
Adjusted FFO attributable to common share and unit holders	$108,668	$81,634	$214,964	$175,094

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

    The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$51,814	$31,807	$100,735	$69,334
Interest expense	27,528	29,558	55,533	59,273
Depreciation and amortization	91,117	84,836	181,188	167,657
EBITDA	$170,459	$146,201	$337,456	$296,264

Gain on sale and impairment of single-family properties and other, net	(10,760)	(9,997)	(26,829)	(16,316)
Adjustments for unconsolidated joint ventures	449	388	831	626
EBITDAre	$160,148	$136,592	$311,458	$280,574

Noncash share-based compensation - general and administrative	1,823	1,649	6,165	3,018
Noncash share-based compensation - property management	599	441	1,598	880
Acquisition, other transaction costs and other	2,968	1,660	7,814	4,512
Adjusted EBITDAre	$165,538	$140,342	$327,035	$288,984

Recurring Capital Expenditures	(13,217)	(12,184)	(22,868)	(20,895)
Leasing costs	(905)	(992)	(1,880)	(1,902)
Fully Adjusted EBITDAre	$151,416	$127,166	$302,287	$266,187
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    During the six months ended June 30, 2021, the Company borrowed an additional $790.0 million and paid down $170.0 million on its revolving credit facility, resulting in $620.0 million of outstanding variable rate debt as of June 30, 2021. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

    As of June 30, 2021, assuming no change in the outstanding balance of our existing variable rate debt, which bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.10% and is subject to a zero percent LIBOR floor, a hypothetical 100 basis point increase or decrease in LIBOR would increase or decrease our projected annual interest expense by approximately $6.2 million or $0.6 million, respectively. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

    There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

    The following risk factors supplement the existing risk factors set forth in our 2020 Annual Report.

Settlement provisions contained in the May 2021 Forward Sale Agreements could result in substantial dilution to our earnings per share or result in substantial cash payment obligations.

    The forward purchasers under the May 2021 Forward Sale Agreements will have the right to accelerate its forward sale agreement (with respect to all or any portion of the transaction under such forward sale agreement that such forward purchaser determines is affected by an event described below) and require us to settle on a date specified by such forward purchaser if:

•the forward purchaser is unable, after using commercially reasonable efforts, to, or would incur a materially increased cost to, acquire, establish, maintain or unwind its hedge position with respect to the relevant forward sale agreement, and we do not elect to pay an adjustment amount or amend the relevant forward sale agreement accordingly;

•the forward purchaser is unable, after using commercially reasonable efforts, to borrow (or maintain borrowing of) a number of our Class A common shares equal to the number of our Class A common shares underlying the relevant forward sale agreement or that, with respect to borrowing such number of our Class A common shares, it would incur a rate of borrowing that is greater than the borrow cost specified in the relevant forward sale agreement, subject to certain exceptions in the case of such a rate of borrowing that is greater than a borrow cost specified in such forward sale agreement, and we do not elect to pay an adjustment amount or amend the relevant forward sale agreement accordingly;

•certain ownership thresholds applicable to the forward purchaser and its affiliates are exceeded;

•we declare a dividend or distribution on our Class A common shares with a cash value in excess of a specified amount, or with an ex-dividend date that occurs earlier than a specified date, or we declare certain non-cash dividends;

•there occurs an announcement of an event or transaction that, if consummated, would result in a merger event, tender offer, nationalization, delisting or change in law (in each case, as determined pursuant to the terms of the applicable forward sale agreement); or

•certain other events of default, termination events or other specified events occur, including, among other things, any material misrepresentation made by us in connection with entering into the relevant forward sale agreement or a market disruption event during a specified period that lasts for more than eight scheduled trading days (in each case, as determined pursuant to the terms of the applicable forward sale agreement).

    Each forward purchaser’s decision to exercise its right to accelerate the applicable forward sale agreement and require us to settle the relevant forward sale agreement will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver our Class A common shares under the physical settlement provisions or, if we so elect and the relevant forward purchaser so permits our election in its good faith and in its reasonable discretion, net share settlement provisions of the relevant forward sale agreement (and in the event that such net share settlement requires issuance and delivery of our Class A common shares) irrespective of our capital needs, which would result in dilution to our earnings per share.

    We expect that the applicable forward sale agreement will be physically settled by delivery of our Class A common shares, unless we elect to cash settle or net share settle the forward sale agreement, subject to the satisfaction of certain conditions. Upon physical settlement or, if we so elect, net share settlement of any May 2021 Forward Sale Agreement, delivery of our Class A common shares in connection with such physical settlement or, to the extent we are obligated to deliver our Class A common shares, net share settlement will result in dilution to our earnings per share. If we elect cash settlement or net share settlement with respect to all or a portion of our Class A common shares underlying the applicable forward sale agreement, we expect the applicable forward purchaser (or an affiliate thereof) to purchase a number of our Class A common shares in secondary market transactions over an unwind period to (i) return our Class A common shares to securities lenders in order to unwind the applicable forward purchaser’s hedge (after taking into consideration any Class A common shares to be delivered by us to the applicable forward purchaser, in the case of net share settlement); and (ii) if applicable, in the case of net share settlement, deliver our Class A common shares to us to the extent required in settlement of such forward sale agreement.

    In addition, the purchase of our Class A common shares in connection with a forward purchaser or its affiliate unwinding its hedge positions could cause the price of our Class A common shares to increase over such time (or reduce the amount of decrease over such time), thereby increasing the amount of cash we would owe to such forward purchaser (or decreasing the amount of cash such forward purchaser would owe us) upon a cash settlement of the applicable forward sale agreement or the number of our Class A common shares we would deliver to such forward purchaser (or decreasing the number of our Class A common shares such forward purchaser would deliver to us) upon net share settlement of such forward sale agreement.

    The forward sale price we expect to receive upon physical settlement of any May 2021 Forward Sale Agreement will be subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread to be mutually agreed by us and the applicable forward purchaser, and will be decreased on certain dates based on amounts related to expected dividends on our Class A common shares during the term of such forward sale agreement. If the overnight bank funding rate is less than the spread under such forward sale agreement on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price. As of May 20, 2021, the overnight bank funding rate was less than the spread, reducing the proceeds that we would receive upon settlement of the May 2021 Forward Sale Agreements. If the prevailing market price of our Class A common shares during the relevant valuation period under any forward sale agreement is above the relevant forward sale price, in the case of cash settlement, we would pay the relevant forward purchaser an amount in cash equal to the difference or, in the case of net share settlement, we would deliver to the relevant forward purchaser a number of our Class A common shares having a value equal to the difference, and, in each case, such difference would include a commission to such forward purchaser. Thus, we could be responsible for a potentially substantial cash or stock payment.

In case of our bankruptcy or insolvency, the May 2021 Forward Sale Agreements will automatically terminate, and we would not receive the expected proceeds from the forward sale of our Class A common shares.

    If we file for or a regulatory authority with jurisdiction over us institutes, or we consent to a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, and we consent to such a petition, any forward sale agreement that is then in effect will automatically terminate. If the May 2021 Forward Sale Agreements so terminate, we would not be obligated to deliver to the relevant Forward Purchaser any Class A common shares not previously delivered, and such Forward Purchaser would be discharged from its obligation to pay the relevant forward sale price per share in respect of any Class A common shares not previously settled under the applicable forward sale agreement. Therefore, to the extent that there are any Class A common shares with respect to which a forward sale agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the relevant forward sale price per share in respect of those Class A common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    As previously reported in the Company’s Form 8-K filed with the SEC on May 7, 2021, at the 2021 Annual Meeting of Shareholders the shareholders approved, on a non-binding, advisory basis, and in accordance with the recommendations of the Company’s board of trustees, one year as the frequency with which the Company will hold a non-binding advisory vote to approve the compensation paid to the Company’s named executive officers. Consistent with the voting results, the Company confirmed it will continue to conduct shareholder advisory votes regarding compensation paid to its named executive officers on an annual basis.

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

3.4
Articles Supplementary for American Homes 4 Rent 5.875% Series G Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 12, 2017.)

3.5
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

4.2
First Supplemental Indenture, dated as of February 7, 2018, between American Homes 4 Rent, L.P., American Residential Properties OP, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 7, 2018.)

4.3	Form of Global Note representing the 2028 Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 7, 2018.)

4.4
Second Supplemental Indenture, dated as of January 23, 2019, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 23, 2019.)

4.5	Form of Global Note representing the 2029 Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 23, 2019.)

4.6
Third Supplemental Indenture, dated as of July 8, 2021, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 8, 2021.)

4.7	Form of Global Note representing the 2031 Notes (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 8, 2021.)

4.8
Fourth Supplemental Indenture, dated as of July 8, 2021, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed July 8, 2021.)

4.9	Form of Global Note representing the 2051 Notes (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed July 8, 2021.)

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

10.2	American Homes 4 Rent 2021 Equity Incentive Plan. Filed herewith.

Exhibit Number	Exhibit Document

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: August 6, 2021

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: August 6, 2021