Form 10-Q
period 2021-09-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2021-11-05
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
    American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 333,760,558 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on November 3, 2021.

EXPLANATORY NOTE

    This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

    AH4R is the general partner of, and as of September 30, 2021 owned approximately 86.7% of the common partnership interest in, the Operating Partnership. The remaining 13.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic. The extent to which COVID-19 will impact our future financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including resurgences, new variants or strains, such as the Delta variant, the impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines, employee retention issues resulting from vaccine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Single-family properties:
Land	$2,001,598	$1,836,798
Buildings and improvements	8,947,009	8,163,023
Single-family properties in operation	10,948,607	9,999,821
Less: accumulated depreciation	(1,993,507)	(1,754,433)
Single-family properties in operation, net	8,955,100	8,245,388
Single-family properties under development and development land	733,260	510,365
Single-family properties held for sale, net	106,232	129,026
Total real estate assets, net	9,794,592	8,884,779
Cash and cash equivalents	63,997	137,060
Restricted cash	137,997	128,017
Rent and other receivables	53,414	41,544
Escrow deposits, prepaid expenses and other assets	198,836	163,171
Investments in unconsolidated joint ventures	110,586	93,109
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$10,505,367	$9,593,625

Liabilities
Revolving credit facility	$—	$—
Asset-backed securitizations, net	1,913,322	1,927,607
Unsecured senior notes, net	1,621,342	889,805
Accounts payable and accrued expenses	388,048	298,949
Amounts payable to affiliates	—	4,834
Total liabilities	3,922,712	3,121,195

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 333,760,558 and 316,021,385 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	3,338	3,160
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2021 and December 31, 2020)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 15,400,000 and 35,350,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	154	354
Additional paid-in capital	6,353,611	6,223,256
Accumulated deficit	(452,949)	(443,522)
Accumulated other comprehensive income	1,933	5,840
Total shareholders’ equity	5,906,093	5,789,094
Noncontrolling interest	676,562	683,336
Total equity	6,582,655	6,472,430

Total liabilities and equity	$10,505,367	$9,593,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Rents and other single-family property revenues	$339,563	$307,932	$965,790	$875,963

Expenses:
Property operating expenses	134,694	126,174	369,966	344,107
Property management expenses	24,562	21,976	70,677	67,512
General and administrative expense	12,647	12,570	40,645	35,329
Interest expense	31,097	29,267	86,630	88,540
Acquisition and other transaction costs	3,279	1,616	11,093	5,719
Depreciation and amortization	94,494	86,996	275,682	254,653
Total expenses	300,773	278,599	854,693	795,860

Gain on sale and impairment of single-family properties and other, net	9,572	12,206	36,401	28,522
Other income and expense, net	139	(1,386)	1,738	862

Net income	48,501	40,153	149,236	109,487

Noncontrolling interest	5,869	3,819	14,012	9,976
Dividends on preferred shares	5,763	13,782	32,160	41,346
Redemption of perpetual preferred shares	—	—	15,879	—

Net income attributable to common shareholders	$36,869	$22,552	$87,185	$58,165

Weighted-average common shares outstanding:
Basic	324,002,538	308,080,226	320,267,903	303,319,053
Diluted	326,206,423	308,541,502	321,879,235	303,775,556

Net income attributable to common shareholders per share:
Basic	$0.11	$0.07	$0.27	$0.19
Diluted	$0.11	$0.07	$0.27	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$48,501	$40,153	$149,236	$109,487
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	—	(3,999)	—
Reclassification adjustment for amortization of interest expense included in net income	(149)	(241)	(630)	(722)
Other comprehensive loss	(149)	(241)	(4,629)	(722)
Comprehensive income	48,352	39,912	144,607	108,765
Comprehensive income attributable to noncontrolling interests	5,778	3,784	13,297	9,871
Dividends on preferred shares	5,763	13,782	32,160	41,346
Redemption of perpetual preferred shares	—	—	15,879	—
Comprehensive income attributable to common shareholders	$36,811	$22,346	$83,271	$57,548

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2021	322,208,183	$3,222	635,075	$6	15,400,000	$154	$5,949,615	$(457,404)	$1,991	$5,497,584	$675,921	$6,173,505
Share-based compensation	—	—	—	—	—	—	3,058	—	—	3,058	—	3,058
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	152,375	2	—	—	—	—	2,052	—	—	2,054	—	2,054
Issuance of Class A common shares	11,400,000	114	—	—	—	—	398,886	—	—	399,000	—	399,000
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(5,763)	—	(5,763)	—	(5,763)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(5,137)	(5,137)
Common shares ($0.10 per share)	—	—	—	—	—	—	—	(32,414)	—	(32,414)	—	(32,414)
Net income	—	—	—	—	—	—	—	42,632	—	42,632	5,869	48,501
Total other comprehensive loss	—	—	—	—	—	—	—	—	(58)	(58)	(91)	(149)
Balances at September 30, 2021	333,760,558	$3,338	635,075	$6	15,400,000	$154	$6,353,611	$(452,949)	$1,933	$5,906,093	$676,562	$6,582,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$149,236	$109,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,682	254,653
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	6,290	5,564
Noncash share-based compensation	14,319	6,068
Equity in net (income) losses of unconsolidated joint ventures	(875)	963
Gain on sale and impairment of single-family properties and other, net	(36,401)	(28,522)
Other changes in operating assets and liabilities:
Rent and other receivables	(13,863)	(20,997)
Prepaid expenses and other assets	11,247	7,879
Deferred leasing costs	(2,672)	(3,059)
Accounts payable and accrued expenses	95,471	96,401
Amounts due from related parties	(241)	(1,026)
Net cash provided by operating activities	498,193	427,411

Investing activities
Cash paid for single-family properties	(633,794)	(170,633)
Change in escrow deposits for purchase of single-family properties	(26,818)	2,604
Net proceeds received from sales of single-family properties and other	101,411	185,033
Proceeds received from hurricane-related insurance claims	1,993	3,705
Investment in unconsolidated joint ventures	(20,742)	(15,667)
Distributions from joint ventures	46,927	81,153
Renovations to single-family properties	(28,234)	(11,022)
Recurring and other capital expenditures for single-family properties	(90,413)	(79,077)
Cash paid for development activity	(524,884)	(420,496)
Other purchases of productive assets	(16,907)	(12,692)
Net cash used for investing activities	(1,191,461)	(437,092)

Financing activities
Proceeds from issuance of Class A common shares	593,040	414,100
Payments of Class A common share issuance costs	(200)	(600)
Redemption of perpetual preferred shares	(498,750)	—
Proceeds from exercise of stock options	4,094	5,599
Payments related to tax withholding for share-based compensation	(2,666)	(1,638)
Payments on asset-backed securitizations	(18,061)	(17,110)
Proceeds from revolving credit facility	1,060,000	130,000
Payments on revolving credit facility	(1,060,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	737,195	—
Settlement of cash flow hedging instrument	(3,999)	—
Distributions to noncontrolling interests	(18,033)	(10,381)
Distributions to common shareholders	(112,278)	(61,035)
Distributions to preferred shareholders	(32,160)	(41,346)
Deferred financing costs paid	(17,997)	—
Net cash provided by financing activities	630,185	287,589

Net (decrease) increase in cash, cash equivalents and restricted cash	(63,083)	277,908
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	265,077	164,119
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$201,994	$442,027

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(85,472)	$(93,261)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$37,877	$14,861
Transfers of completed homebuilding deliveries to properties	252,218	263,329
Property and land contributions to unconsolidated joint ventures	(43,814)	(79,370)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	989	3,254
Accrued distributions to non-affiliates	166	32

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Single-family properties:
Land	$2,001,598	$1,836,798
Buildings and improvements	8,947,009	8,163,023
Single-family properties in operation	10,948,607	9,999,821
Less: accumulated depreciation	(1,993,507)	(1,754,433)
Single-family properties in operation, net	8,955,100	8,245,388
Single-family properties under development and development land	733,260	510,365
Single-family properties held for sale, net	106,232	129,026
Total real estate assets, net	9,794,592	8,884,779
Cash and cash equivalents	63,997	137,060
Restricted cash	137,997	128,017
Rent and other receivables	53,414	41,544
Escrow deposits, prepaid expenses and other assets	198,836	163,171
Investments in unconsolidated joint ventures	110,586	93,109
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$10,505,367	$9,593,625

Liabilities
Revolving credit facility	$—	$—
Asset-backed securitizations, net	1,913,322	1,927,607
Unsecured senior notes, net	1,621,342	889,805
Accounts payable and accrued expenses	388,048	298,949
Amounts payable to affiliates	—	4,834
Total liabilities	3,922,712	3,121,195

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (334,395,633 and 316,656,460 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	5,532,596	4,928,819
Preferred units (15,400,000 and 35,350,000 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	371,564	854,435
Limited partner:
Common units (51,376,980 and 51,726,980 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	676,264	682,316
Accumulated other comprehensive income	2,231	6,860
Total capital	6,582,655	6,472,430

Total liabilities and capital	$10,505,367	$9,593,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Rents and other single-family property revenues	$339,563	$307,932	$965,790	$875,963

Expenses:
Property operating expenses	134,694	126,174	369,966	344,107
Property management expenses	24,562	21,976	70,677	67,512
General and administrative expense	12,647	12,570	40,645	35,329
Interest expense	31,097	29,267	86,630	88,540
Acquisition and other transaction costs	3,279	1,616	11,093	5,719
Depreciation and amortization	94,494	86,996	275,682	254,653
Total expenses	300,773	278,599	854,693	795,860

Gain on sale and impairment of single-family properties and other, net	9,572	12,206	36,401	28,522
Other income and expense, net	139	(1,386)	1,738	862

Net income	48,501	40,153	149,236	109,487

Preferred distributions	5,763	13,782	32,160	41,346
Redemption of perpetual preferred units	—	—	15,879	—

Net income attributable to common unitholders	$42,738	$26,371	$101,197	$68,141

Weighted-average common units outstanding:
Basic	375,379,518	360,107,206	371,739,755	355,346,033
Diluted	377,583,403	360,568,482	373,351,087	355,802,536

Net income attributable to common unitholders per unit:
Basic	$0.11	$0.07	$0.27	$0.19
Diluted	$0.11	$0.07	$0.27	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$48,501	$40,153	$149,236	$109,487
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	—	(3,999)	—
Reclassification adjustment for amortization of interest expense included in net income	(149)	(241)	(630)	(722)
Other comprehensive loss	(149)	(241)	(4,629)	(722)
Comprehensive income	48,352	39,912	144,607	108,765
Preferred distributions	5,763	13,782	32,160	41,346
Redemption of perpetual preferred units	—	—	15,879	—
Comprehensive income attributable to common unitholders	$42,589	$26,130	$96,568	$67,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2019	300,742,674	$4,474,333	$854,435	52,026,980	$682,199	$7,823	$6,018,790
Share-based compensation	—	1,808	—	—	—	—	1,808
Common units issued under share-based compensation plans, net of units withheld for employee taxes	208,010	(163)	—	—	—	—	(163)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,088)	—	—	(2,602)	—	(17,690)
Cumulative effect of adoption of ASU 2016-13	—	(1,494)	—	—	—	—	(1,494)
Net income	—	20,244	13,782	—	3,501	—	37,527
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at March 31, 2020	300,950,684	$4,479,640	$854,435	52,026,980	$683,098	$7,582	$6,024,755
Share-based compensation	—	2,090	—	—	—	—	2,090
Common units issued under share-based compensation plans, net of units withheld for employee taxes	197,334	2,878	—	—	—	—	2,878
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,098)	—	—	(2,601)	—	(17,699)
Net income	—	15,369	13,782	—	2,656	—	31,807
Total other comprehensive loss	—	—	—	—	—	(240)	(240)
Balances at June 30, 2020	301,148,018	$4,484,879	$854,435	52,026,980	$683,153	$7,342	$6,029,809
Share-based compensation	—	2,170	—	—	—	—	2,170
Common units issued under share-based compensation plans, net of units withheld for employee taxes	78,994	1,246	—	—	—	—	1,246
Issuance of Class A common units, net of offering costs $600	15,036,130	413,500	—	—	—	—	413,500
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.05 per unit)	—	(15,814)	—	—	(2,602)	—	(18,416)
Net income	—	22,552	13,782	—	3,819	—	40,153
Total other comprehensive loss	—	—	—	—	—	(241)	(241)
Balances at September 30, 2020	316,263,142	$4,908,533	$854,435	52,026,980	$684,370	$7,101	$6,454,439

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2020	316,656,460	$4,928,819	$854,435	51,726,980	$682,316	$6,860	$6,472,430
Share-based compensation	—	8,110	—	—	—	—	8,110
Common units issued under share-based compensation plans, net of units withheld for employee taxes	246,425	(1,521)	—	—	—	—	(1,521)
Redemptions of Class A units	350,000	4,617	—	(350,000)	(4,617)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(13,782)	—	—	—	(13,782)
Common units ($0.10 per unit)	—	(31,795)	—	—	(5,172)	—	(36,967)
Net income	—	30,214	13,782	—	4,925	—	48,921
Total other comprehensive income	—	—	—	—	—	8,989	8,989
Balances at March 31, 2021	317,252,885	$4,938,444	$854,435	51,376,980	$677,452	$15,849	$6,486,180
Share-based compensation	—	3,151	—	—	—	—	3,151
Common units issued under share-based compensation plans, net of units withheld for employee taxes	90,373	895	—	—	—	—	895
Issuance of Class A common units, net of offering costs of $200	5,500,000	193,840	—	—	—	—	193,840
Redemption of Series D perpetual preferred units	—	(8,509)	(260,241)	—	—	—	(268,750)
Redemption of Series E perpetual preferred units	—	(7,370)	(222,630)	—	—	—	(230,000)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(12,615)	—	—	—	(12,615)
Common units ($0.10 per unit)	—	(32,403)	—	—	(5,138)	—	(37,541)
Net income	—	35,981	12,615	—	3,218	—	51,814
Total other comprehensive loss	—	—	—	—	—	(13,469)	(13,469)
Balances at June 30, 2021	322,843,258	$5,124,029	$371,564	51,376,980	$675,532	$2,380	$6,173,505
Share-based compensation	—	3,058	—	—	—	—	3,058
Common units issued under share-based compensation plans, net of units withheld for employee taxes	152,375	2,054	—	—	—	—	2,054
Issuance of Class A common units	11,400,000	399,000	—	—	—	—	399,000
Distributions to capital holders:
Preferred units (Note 10)	—	—	(5,763)	—	—	—	(5,763)
Common units ($0.10 per unit)	—	(32,414)	—	—	(5,137)	—	(37,551)
Net income	—	36,869	5,763	—	5,869	—	48,501
Total other comprehensive loss	—	—	—	—	—	(149)	(149)
Balances at September 30, 2021	334,395,633	$5,532,596	$371,564	51,376,980	$676,264	$2,231	$6,582,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$149,236	$109,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,682	254,653
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instrument	6,290	5,564
Noncash share-based compensation	14,319	6,068
Equity in net (income) losses of unconsolidated joint ventures	(875)	963
Gain on sale and impairment of single-family properties and other, net	(36,401)	(28,522)
Other changes in operating assets and liabilities:
Rent and other receivables	(13,863)	(20,997)
Prepaid expenses and other assets	11,247	7,879
Deferred leasing costs	(2,672)	(3,059)
Accounts payable and accrued expenses	95,471	96,401
Amounts due from related parties	(241)	(1,026)
Net cash provided by operating activities	498,193	427,411

Investing activities
Cash paid for single-family properties	(633,794)	(170,633)
Change in escrow deposits for purchase of single-family properties	(26,818)	2,604
Net proceeds received from sales of single-family properties and other	101,411	185,033
Proceeds received from hurricane-related insurance claims	1,993	3,705
Investment in unconsolidated joint ventures	(20,742)	(15,667)
Distributions from joint ventures	46,927	81,153
Renovations to single-family properties	(28,234)	(11,022)
Recurring and other capital expenditures for single-family properties	(90,413)	(79,077)
Cash paid for development activity	(524,884)	(420,496)
Other purchases of productive assets	(16,907)	(12,692)
Net cash used for investing activities	(1,191,461)	(437,092)

Financing activities
Proceeds from issuance of Class A common units	593,040	414,100
Payments of Class A common unit issuance costs	(200)	(600)
Redemption of perpetual preferred units	(498,750)	—
Proceeds from exercise of stock options	4,094	5,599
Payments related to tax withholding for share-based compensation	(2,666)	(1,638)
Payments on asset-backed securitizations	(18,061)	(17,110)
Proceeds from revolving credit facility	1,060,000	130,000
Payments on revolving credit facility	(1,060,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	737,195	—
Settlement of cash flow hedging instrument	(3,999)	—
Distributions to common unitholders	(130,311)	(71,416)
Distributions to preferred unitholders	(32,160)	(41,346)
Deferred financing costs paid	(17,997)	—
Net cash provided by financing activities	630,185	287,589

Net (decrease) increase in cash, cash equivalents and restricted cash	(63,083)	277,908
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	265,077	164,119
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$201,994	$442,027

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(85,472)	$(93,261)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$37,877	$14,861
Transfers of completed homebuilding deliveries to properties	252,218	263,329
Property and land contributions to unconsolidated joint ventures	(43,814)	(79,370)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	989	3,254
Accrued distributions to non-affiliates	166	32

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

    American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of September 30, 2021, the Company held 56,077 single-family properties in 22 states, including 604 properties classified as held for sale.

    AH4R is the general partner of, and as of September 30, 2021 owned approximately 86.7% of the common partnership interest in, the Operating Partnership. The remaining 13.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (in thousands):

	September 30,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$63,997	$315,808	$137,060	$37,575
Restricted cash	137,997	126,219	128,017	126,544
Total cash, cash equivalents and restricted cash	$201,994	$442,027	$265,077	$164,119

Note 4. Real Estate Assets, Net

    The net book values of real estate assets consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Occupied single-family properties	$8,369,911	$7,957,513
Single-family properties recently acquired or developed	360,595	66,857
Single-family properties in turnover process	127,221	149,684
Single-family properties leased, not yet occupied	97,373	71,334
Single-family properties in operation, net	8,955,100	8,245,388
Development land	395,385	270,767
Single-family properties under development	337,875	239,598
Single-family properties held for sale, net	106,232	129,026
Total real estate assets, net	$9,794,592	$8,884,779

    Depreciation expense related to single-family properties was $90.6 million and $83.7 million for the three months ended September 30, 2021 and 2020, respectively, and $264.3 million and $245.1 million for the nine months ended September 30, 2021 and 2020, respectively.

    The following table summarizes the Company’s dispositions of single-family properties and land for the three and nine months ended September 30, 2021 and 2020 (in thousands, except property data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Single-family properties:
Properties sold	90	233	367	859
Net proceeds (1)	$26,683	$56,150	$100,815	$184,962
Net gain on sale	$10,073	$12,422	$36,845	$36,831
Land:
Net proceeds	$277	$—	$596	$71
Net gain (loss) on sale	$42	$—	$(97)	$7
(1)Net proceeds are net of deductions for working capital prorations.

Note 5. Rent and Other Receivables

    Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $52.7 million and $49.9 million for the three months ended September 30, 2021 and 2020, respectively, and $136.5 million and $125.4 million for the nine months ended September 30, 2021 and 2020, respectively. Variable lease payments for fees from single-family properties were $6.0 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, and $16.7 million and $11.7 million for the nine months ended September 30, 2021 and 2020, respectively.

    The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of September 30, 2021 (in thousands):

September 30, 2021
Remaining 2021	$254,285
2022	423,791
2023	27,305
2024	61
Total	$705,442

    As of September 30, 2021 and December 31, 2020, rent and other receivables included $4.5 million and $0.8 million, respectively, of insurance claims receivables related to storm damages and other matters.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

    The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Escrow deposits, prepaid expenses and other	$72,716	$51,886
Commercial real estate, software, vehicles and FF&E, net	59,886	52,130
Notes receivable, net	34,677	35,519
Operating lease ROU assets	17,611	18,772
Deferred costs and other intangibles, net	13,946	4,864
Total	$198,836	$163,171

    Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $2.9 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and $8.3 million and $6.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Deferred Costs and Other Intangibles, Net

    Deferred costs and other intangibles, net, consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Deferred leasing costs	$3,341	$3,782
Deferred financing costs	22,488	11,244
	25,829	15,026
Less: accumulated amortization	(11,883)	(10,162)
Total	$13,946	$4,864

    Amortization expense related to deferred leasing costs was $1.0 million for both the three months ended September 30, 2021 and 2020 and $3.1 million for both the nine months ended September 30, 2021 and 2020 and was included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $0.7 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively, and was included in gross interest, prior to interest capitalization (see Note 8. Debt).

    The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2021 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2021	$748	$687	$1,435
2022	832	2,722	3,554
2023	—	2,722	2,722
2024	—	2,730	2,730
2025	—	2,722	2,722
Thereafter	—	783	783
Total	$1,580	$12,366	$13,946

Note 7. Investments in Unconsolidated Joint Ventures

    As of September 30, 2021, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

    The following table summarizes our investments in unconsolidated joint ventures (in thousands, except percentages and property data):

Joint Venture Description	% Ownership at September 30, 2021	Completed Homes at September 30, 2021	Balances at September 30, 2021	Balances at December 31, 2020
Alaska JV	20%	335	$21,970	$26,020
Institutional Investor JV	20%	966	28,774	34,112
J.P. Morgan JV	20%	428	59,842	32,977
		1,729	$110,586	$93,109

    The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $2.8 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $7.4 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively, and was included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

    During the third quarter of 2020, Institutional Investor JV entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at LIBOR plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of September 30, 2021, the joint venture’s loan had a $161.3 million outstanding principal balance. The Company has provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

Note 8. Debt

    All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2021 and December 31, 2020 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2021	December 31, 2020
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$475,336	$479,981
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	490,585	495,392
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	516,249	520,957
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	448,261	452,162
Total asset-backed securitizations			1,930,431	1,948,492
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	—
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	—
Revolving credit facility (6)	1.18%	April 15, 2026	—	—
Total debt			3,580,431	2,848,492
Unamortized discounts on unsecured senior notes			(15,900)	(3,658)
Deferred financing costs, net (7)			(29,867)	(27,422)
Total debt per balance sheet			$3,534,664	$2,817,412
(1)Interest rates are rounded and as of September 30, 2021. Unless otherwise stated, interest rates are fixed percentages.
(2)The AH4R 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.
(3)The AH4R 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.
(4)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(5)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the Company had approximately $1.2 million and $1.5 million, respectively, committed to outstanding letters of credit that reduced our borrowing capacity as of September 30, 2021 and December 31, 2020. The revolving credit facility bears interest at LIBOR plus 1.10% as of September 30, 2021.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs was $1.5 million for both the three months ended September 30, 2021 and 2020 and $4.5 million for both the nine months ended September 30, 2021 and 2020, which was included in gross interest, prior to interest capitalization.

Unsecured Senior Notes

    In July 2021, the Operating Partnership issued $450.0 million of 2.375% unsecured senior notes with a maturity date of July 15, 2031 (the “2031 Notes”) and $300.0 million of 3.375% unsecured senior notes with a maturity date of July 15, 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The Operating Partnership received aggregate net proceeds of $731.6 million from these issuances, after underwriting fees of approximately $5.6 million and a $12.8 million discount, and before offering costs of $1.4 million. The Operating Partnership used the net proceeds from this offering to repay amounts outstanding on its revolving credit facility and for general corporate purposes, including, without limitation, property acquisitions and developments, the expansion, redevelopment and/or improvement of existing properties in the Operating Partnership’s portfolio, other capital expenditures, the redemption of its preferred shares, the repayment of outstanding indebtedness, working capital and other general purposes.

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

Revolving Credit Facility

    During the second quarter of 2021, the Company closed a $1.25 billion revolving credit facility, amending its existing $800 million revolving credit facility. The amended revolving credit facility provides for expanded borrowing capacity, reflects a more favorable pricing grid based on current market conditions, and includes a sustainability component based upon third-party performance measures through which overall pricing can further improve if the Company meets certain targets. The interest rate on the amended revolving credit facility is at either LIBOR plus a margin ranging from 0.725% to 1.45% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or daily LIBOR rate plus 1.0%) plus a margin ranging from 0.00% to 0.45%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The amended revolving credit facility matures on April 15, 2025, with two six-month extension options at the Company’s election if certain conditions are met.

Debt Maturities

    The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of September 30, 2021 (in thousands):

Debt Maturities
Remaining 2021	$5,179
2022	20,714
2023	20,714
2024	952,795
2025	10,302
Thereafter	2,570,727
Total debt	$3,580,431

Interest Expense

    The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Gross interest cost	$40,161	$34,075	$108,459	$103,069
Capitalized interest	(9,064)	(4,808)	(21,829)	(14,529)
Interest expense	$31,097	$29,267	$86,630	$88,540

Note 9. Accounts Payable and Accrued Expenses

    The following table summarizes accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued property taxes	$134,920	$48,689
Resident security deposits	103,202	90,621
Accrued construction and maintenance liabilities	47,876	42,483
Prepaid rent	24,316	24,421
Operating lease liabilities	19,026	19,166
Accrued interest	17,886	23,018
Accounts payable	1,003	432
Accrued distribution payable	205	13,612
Other accrued liabilities	39,614	36,507
Total	$388,048	$298,949

Note 10. Shareholders’ Equity / Partners’ Capital

    When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Share / Unit Offering

    During the second quarter of 2021, the Company completed an underwritten public offering for 18,745,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 5,500,000 shares were issued directly by the Company and 13,245,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “May 2021 Forward Sale Agreements”) for these 13,245,000 shares which are accounted for in equity.

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

    The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. In September 2021, the Company issued and physically settled 11,400,000 Class A common shares under the May 2021 Forward Sale Agreements, receiving net proceeds of $399.0 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. As of September 30, 2021, 1,845,000 Class A common shares remained available for future settlement under the May 2021 Forward Sale Agreements. The Company expects to physically settle the remaining shares by May 21, 2022 through the delivery of the Class A common shares and expects that net proceeds will be approximately $64.6 million. The Company expects to use these net proceeds for general corporate purposes including, without limitation, property acquisitions and developments. Although the Company expects to physically settle the remaining shares, the May 2021 Forward Sale Agreements allow the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the May 2021 Forward Sale Agreements, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchasers in certain circumstances. The May 2021 Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

At-the-Market Common Share Offering Program

    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three and nine months ended September 30, 2020, 86,130 shares were issued under the At-the-Market Program, raising $2.4 million in gross proceeds before commissions and other expenses of approximately $0.4 million. As of September 30, 2021, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2021 and 2020, we did not repurchase and retire any of our shares. As of September 30, 2021, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

    As of September 30, 2021 and December 31, 2020, the Company had the following series of perpetual preferred shares outstanding (in thousands, except share data):

				September 30, 2021		December 31, 2020
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	—	$—	10,750,000	$268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	—	—	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				15,400,000	$385,000	35,350,000	$883,750

    During the second quarter of 2021, the Company redeemed all 10,750,000 shares of the outstanding 6.500% Series D perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series D perpetual preferred units. As a result of the redemption, the Company recorded an $8.5 million allocation of income to the Series D perpetual preferred shareholders within the condensed consolidated statements of operations in the second quarter of 2021, which represents the initial liquidation value of the Series D perpetual preferred shares in excess of its carrying value as of the redemption date.

    During the second quarter of 2021, the Company redeemed all 9,200,000 shares of the outstanding 6.350% Series E perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series E perpetual preferred units. As a result of the redemption, the Company recorded a $7.4 million allocation of income to the Series E perpetual preferred shareholders within the condensed consolidated statements of operations in the second quarter of 2021, which represents the initial liquidation value of the Series E perpetual preferred shares in excess of its carrying value as of the redemption date.

Distributions

    The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	September 30, 2021	June 30, 2021	March 31, 2021	September 30, 2020	June 30, 2020	March 31, 2020
Class A and Class B common shares	$0.10	$0.10	$0.10	$0.05	$0.05	$0.05
6.500% Series D perpetual preferred shares (1)	—	0.30	0.41	0.41	0.41	0.41
6.350% Series E perpetual preferred shares (2)	—	0.40	0.40	0.40	0.40	0.40
5.875% Series F perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39	0.39	0.39
(1)The 6.500% Series D perpetual preferred shares were redeemed on June 7, 2021 and the distributions for the three months ended June 30, 2021 represent the accrued and unpaid dividends paid to shareholders as part of the redemption.
(2)The 6.350% Series E perpetual preferred shares were redeemed on June 30, 2021.

Noncontrolling Interest

    Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990 and 51,129,990, or approximately 13.1% and 13.9%, of the total 385,772,613 and 368,383,440 Class A units in the Operating Partnership as of September 30, 2021 and December 31, 2020, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2%, of the total 385,772,613 and 368,383,440 Class A units in the Operating Partnership as of September 30, 2021 and December 31, 2020, respectively. The OP units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

Note 11. Share-Based Compensation

2021 Equity Incentive Plan

    During the second quarter of 2021, the Company’s shareholders approved and the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”) and provides for the issuance of up to 9,544,095 Class A common shares (including shares that remained available for future awards under the 2012 Plan as of the effective date of the 2021 Plan and shares related to outstanding awards under the 2012 Plan that may become available after expiration, forfeiture or cancellation of such awards). The 2021 Plan provides for the issuance of Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, restricted share units (“RSUs”), unrestricted shares, dividend equivalent rights and performance-based awards. The 2021 Plan terminates in May 2031, unless terminated earlier by the Company’s board of trustees. When the Company issues Class A common shares under the 2021 Plan, the Operating Partnership issues an equivalent number of Class A units to AH4R.

    During the nine months ended September 30, 2021 and 2020, the Human Capital and Compensation Committee granted RSUs to employees that vest over a one- to three-year service period. RSUs granted to non-management trustees vest over a one-year service period.

    During the nine months ended September 30, 2021, the Human Capital and Compensation Committee granted performance-based restricted share units (“PSUs”) to certain executives that cliff vest at the end of a three-year service period. The performance conditions of the PSUs are measured over a three-year performance period beginning January 1, 2021 and ending December 31, 2023. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

    The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Options outstanding at beginning of period	1,090,300	1,529,800
Granted	—	—
Exercised	(259,000)	(333,650)
Forfeited	—	(2,850)
Options outstanding at end of period	831,300	1,193,300
Options exercisable at end of period	793,800	1,049,200

    The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
RSUs outstanding at beginning of period	651,537	599,109
Awarded	645,955	470,147
Vested	(208,574)	(207,947)
Forfeited	(28,239)	(42,565)
RSUs outstanding at end of period	1,060,679	818,744

    The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
PSUs outstanding at beginning of period	—	—
Awarded	92,319	—
Vested	—	—
Forfeited	—	—
PSUs outstanding at end of period	92,319	—

2021 Employee Stock Purchase Plan

    During the second quarter of 2021, the Company’s shareholders approved and the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which provides for the issuance of 3,000,000 Class A common shares. The 2021 ESPP terminates in June 2031 or the date on which there are no longer any Class A common shares available for issuance. The 2021 ESPP allows employees to acquire the Company’s Class A common shares through payroll deductions, subject to maximum purchase limitations, during six-month purchase periods. The first purchase period commenced on July 1, 2021. The purchase price for Class A common shares will be 85% of the lower of the closing price of the Company’s Class A common shares on the first day or the last day of the applicable purchase period. When the Company issues Class A common shares under the 2021 ESPP, the Operating Partnership issues an equivalent number of Class A units to AH4R.

Share-Based Compensation Expense

    The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity that relates to the Company’s noncash share-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative expense	$1,557	$1,723	$7,722	$4,741
Property management expenses	680	447	2,278	1,327
Acquisition and other transaction costs	821	—	4,319	—
Total noncash share-based compensation expense	$3,058	$2,170	$14,319	$6,068

Note 12. Earnings per Share / Unit

    American Homes 4 Rent

    The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$48,501	$40,153	$149,236	$109,487
Less:
Noncontrolling interest	5,869	3,819	14,012	9,976
Dividends on preferred shares	5,763	13,782	32,160	41,346
Redemption of perpetual preferred shares	—	—	15,879	—
Allocation to participating securities (1)	118	56	300	152
Numerator for income per common share–basic and diluted	$36,751	$22,496	$86,885	$58,013

Denominator:
Weighted-average common shares outstanding–basic	324,002,538	308,080,226	320,267,903	303,319,053
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	2,203,885	461,276	1,611,332	456,503
Weighted-average common shares outstanding–diluted (3)	326,206,423	308,541,502	321,879,235	303,775,556

Net income per common share:
Basic	$0.11	$0.07	$0.27	$0.19
Diluted	$0.11	$0.07	$0.27	$0.19
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of forward sale equity contracts under the treasury stock method (see Note 10).
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

    American Homes 4 Rent, L.P.

    The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and nine months ended September 30, 2021 and 2020 (in thousands, except unit and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$48,501	$40,153	$149,236	$109,487
Less:
Preferred distributions	5,763	13,782	32,160	41,346
Redemption of perpetual preferred units	—	—	15,879	—
Allocation to participating securities (1)	118	56	300	152
Numerator for income per common unit–basic and diluted	$42,620	$26,315	$100,897	$67,989

Denominator:
Weighted-average common units outstanding–basic	375,379,518	360,107,206	371,739,755	355,346,033
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	2,203,885	461,276	1,611,332	456,503
Weighted-average common units outstanding–diluted	377,583,403	360,568,482	373,351,087	355,802,536

Net income per common unit:
Basic	$0.11	$0.07	$0.27	$0.19
Diluted	$0.11	$0.07	$0.27	$0.19
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of forward sale equity contracts under the treasury stock method (see Note 10).

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

    The following table displays the carrying values and fair values of our debt instruments as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$471,457	$481,550	$475,144	$488,140
AH4R 2014-SFR3 securitization	486,475	498,225	490,319	504,364
AH4R 2015-SFR1 securitization	511,627	523,360	515,326	529,542
AH4R 2015-SFR2 securitization	443,763	457,049	446,818	461,037
Total asset-backed securitizations	1,913,322	1,960,184	1,927,607	1,983,083
2028 unsecured senior notes, net	494,970	566,865	494,378	575,220
2029 unsecured senior notes, net	395,849	468,684	395,427	482,276
2031 unsecured senior notes, net	439,764	447,008	—	—
2051 unsecured senior notes, net	290,759	306,492	—	—
Total unsecured senior notes, net	1,621,342	1,789,049	889,805	1,057,496
Revolving credit facility	—	—	—	—
Total debt	$3,534,664	$3,749,233	$2,817,412	$3,040,579

    During the first quarter of 2021, in anticipation of a debt issuance and in order to hedge interest rate risk, the Company entered into a treasury lock agreement with a notional amount of $400.0 million based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument. The Company settled the treasury lock during the second quarter of 2021 in connection with the pricing of the 2031 Notes (see Note 8. Debt), which resulted in a $4.0 million loss recorded in other comprehensive loss for the nine months ended September 30, 2021 and is being reclassified into earnings as an increase to interest expense over the 10-year term of the 2031 Notes. The treasury lock was classified as Level 2 within the fair value hierarchy as its fair value was estimated using observable inputs, based on the 10-year treasury note rate.

Note 14. Related Party Transactions

    As of September 30, 2021 and December 31, 2020, affiliates owned approximately 13.6% and 14.3%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 and 50,972,165 Class A units as of September 30, 2021 and December 31, 2020, respectively) an approximate 25.1% and 26.3% interest as of September 30, 2021 and December 31, 2020, respectively.

    American Homes 4 Rent

    As of December 31, 2020, the Company had a $4.8 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Company’s condensed consolidated balance sheets.

    American Homes 4 Rent, L.P.

    As of September 30, 2021, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets. As of December 31, 2020, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets, and had a $4.8 million payable related to accrued common distributions to affiliates, which was included in amounts payable to affiliates on the Operating Partnership’s condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

    As of September 30, 2021, the Company had commitments to acquire 564 single-family properties for an aggregate purchase price of $172.7 million, as well as $425.5 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. As of December 31, 2020, the Company had commitments to acquire 323 single-family properties for an aggregate purchase price of $81.7 million, as well as $72.3 million in purchase commitments for land relating to our AMH Development Program.

    As of September 30, 2021 and December 31, 2020, the Company had sales in escrow for approximately 53 and 97, respectively, of our single-family properties for aggregate selling prices of $14.9 million and $24.0 million, respectively.

    As of September 30, 2021 and December 31, 2020, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $79.9 million and $36.7 million, respectively.

Captive Insurance Company

    During the first quarter of 2021, the Company formed a wholly owned captive insurance company, American Dream Insurance, LLC, which provides general liability insurance coverage for losses below the deductible under the Company’s third-party liability insurance policy. The Company created American Dream Insurance, LLC as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program. The captive insurance company’s impact on the Company’s condensed consolidated financial statements is immaterial.

Legal Matters

    During the third quarter of 2020, we received a notice from the Georgia Attorney General’s Office seeking certain information relevant to an investigation they are conducting about our customary landlord-tenant matters. We are continuing to cooperate with the Georgia Attorney General’s Office on this matter.

    We are involved in various other legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

COVID-19 Pandemic

    The global economy has continued to be severely impacted by the COVID-19 pandemic. We are actively monitoring the impact of the COVID-19 pandemic, which may continue to negatively impact our business and results of operations for our fourth fiscal quarter and likely beyond. The extent to which our operations will be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic, including with respect to resurgences, new variants or strains, such as the Delta variant, the impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines, employee retention issues resulting from vaccine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Note 16. Subsequent Events

Subsequent Acquisitions

    From October 1, 2021 through October 31, 2021, the Company added 392 properties to its portfolio for a total cost of approximately $138.4 million, which included 110 newly constructed properties delivered through our AMH Development Program and 44 newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

    From October 1, 2021 through October 31, 2021, the Company disposed of 48 properties for aggregate net proceeds of approximately $12.0 million.

Revolving Credit Facility

    From October 1, 2021 through October 31, 2021, the Company borrowed an additional $130.0 million under its revolving credit facility, resulting in $130.0 million of outstanding borrowings under its revolving credit facility as of October 31, 2021.

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

    As of September 30, 2021, we owned 56,077 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) in 22 states, including 604 properties held for sale, compared to 53,584 single-family properties in 22 states, including 711 properties held for sale, as of December 31, 2020, and 53,229 single-family properties in 22 states, including 813 properties held for sale as of September 30, 2020. As of September 30, 2021, 53,133, or 95.8%, of our total properties (excluding properties held for sale) were occupied, compared to 51,271, or 97.0%, of our total properties (excluding properties held for sale) as of December 31, 2020, and 51,090, or 97.5%, of our total properties (excluding properties held for sale) as of September 30, 2020. Also, as of September 30, 2021, the Company had an additional 1,729 properties held in unconsolidated joint ventures, compared to 1,293 properties held in unconsolidated joint ventures as of December 31, 2020, and 1,131 properties held in unconsolidated joint ventures as of September 30, 2020. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

COVID-19 Business Update

    The Company has maintained continuity in business operations since the beginning of the COVID-19 pandemic and produced strong operating results in the third quarter of 2021 demonstrating the flexibility of its technology enabled operating platform and the resiliency of its high-quality, diversified portfolio. Comprehensive remote working policies remain in place for most corporate and field offices, and operational protocols have been tailored based on state and local mandates to ensure continuity of services, while protecting employees, residents and their families.

    Collections remain strong with the Company reporting bad debt equivalent to 1.7% of its third quarter 2021 rental billings for its Same-Home portfolio, which reflects benefits from strengthening underlying collections as well as government rental assistance programs. The Company has helped its residents access nearly $14 million related to these government assistance programs throughout the course of the pandemic and continues to work with residents on a case-by-case basis.

    Although the Company has produced strong operating results to date during the COVID-19 pandemic, the extent to which the pandemic will ultimately impact us and our residents will depend on future developments which are highly uncertain. These include the scope, severity and duration of the pandemic, including resurgences, new variants or strains, such as the Delta variant, the impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines, employee retention issues resulting from vaccine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others.

    For more information on risks related to COVID-19, see Part I, “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to risks from the global pandemic associated with COVID-19 and we may in the future be subject to risks from other public health crises” in our 2020 Annual Report.

Key Single-Family Property and Leasing Metrics

    The following table summarizes certain key single-family properties metrics as of September 30, 2021:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,404	9.7%	$1,068.4	9.7%	$197,702	2,165	17.3	2015
Dallas-Fort Worth, TX	4,313	7.8%	728.4	6.7%	168,879	2,117	17.4	2014
Charlotte, NC	3,873	7.0%	782.9	7.2%	202,143	2,097	16.9	2015
Phoenix, AZ	3,291	5.9%	626.7	5.7%	190,418	1,835	17.8	2015
Houston, TX	2,917	5.3%	491.4	4.5%	168,444	2,099	15.7	2014
Nashville, TN	3,024	5.5%	682.2	6.2%	225,588	2,106	15.6	2015
Indianapolis, IN	2,916	5.3%	472.6	4.3%	162,080	1,929	18.8	2014
Tampa, FL	2,612	4.7%	550.2	5.0%	210,645	1,944	14.8	2015
Jacksonville, FL	2,640	4.8%	513.4	4.7%	194,475	1,937	14.5	2015
Raleigh, NC	2,156	3.9%	413.2	3.8%	191,654	1,882	16.0	2015
Columbus, OH	2,129	3.8%	386.6	3.5%	181,596	1,869	19.5	2015
Cincinnati, OH	2,099	3.8%	389.0	3.6%	185,324	1,852	18.9	2014
Orlando, FL	1,817	3.3%	351.0	3.2%	193,181	1,902	18.7	2015
Greater Chicago area, IL and IN	1,713	3.1%	318.6	2.9%	186,003	1,871	20.1	2013
Salt Lake City, UT	1,687	3.0%	458.4	4.2%	271,706	2,196	16.9	2015
Charleston, SC	1,385	2.5%	296.9	2.7%	214,394	1,979	12.0	2016
Las Vegas, NV	1,418	2.6%	314.4	2.9%	221,721	1,869	15.2	2015
Austin, TX (3)	781	1.4%	156.4	1.4%	200,229	1,957	13.0	2015
San Antonio, TX (3)	1,254	2.3%	225.8	2.1%	180,099	1,951	13.9	2015
Savannah/Hilton Head, SC	944	1.7%	177.4	1.6%	187,872	1,875	13.5	2016
All Other (2)	7,100	12.6%	1,544.7	14.1%	217,564	1,902	16.6	2015
Total/Average	55,473	100.0%	$10,948.6	100.0%	$197,368	1,987	16.7	2015

(1)Excludes 604 single-family properties held for sale as of September 30, 2021.
(2)Represents 15 markets in 13 states.
(3)263 properties were reclassified from Austin, TX to San Antonio, TX during the three months ended September 30, 2021 as a result of property reassignments between district offices.

    The following table summarizes certain key leasing metrics as of September 30, 2021:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	97.0%	$1,803	12.0	7.0	9.8%
Dallas-Fort Worth, TX	96.8%	1,905	12.2	6.7	8.3%
Charlotte, NC	96.8%	1,761	12.4	7.2	8.9%
Phoenix, AZ	97.7%	1,685	12.0	6.7	13.6%
Houston, TX	96.0%	1,766	12.5	6.7	6.5%
Nashville, TN	97.0%	1,893	12.0	6.9	8.0%
Indianapolis, IN	96.5%	1,584	12.1	7.2	9.4%
Tampa, FL	98.2%	1,879	12.0	6.9	9.5%
Jacksonville, FL	97.6%	1,758	12.0	6.9	10.4%
Raleigh, NC	97.0%	1,677	12.4	6.8	8.6%
Columbus, OH	96.9%	1,820	12.1	6.6	8.5%
Cincinnati, OH	97.0%	1,771	12.0	7.0	9.0%
Orlando, FL	98.1%	1,844	12.0	6.6	7.9%
Greater Chicago area, IL and IN	97.9%	2,029	12.3	6.9	8.0%
Salt Lake City, UT	97.2%	1,986	12.1	6.6	9.7%
Charleston, SC	96.6%	1,903	12.0	7.1	8.4%
Las Vegas, NV	96.9%	1,828	11.9	7.0	11.3%
Austin, TX	96.1%	1,835	12.2	7.3	8.4%
San Antonio, TX	96.1%	1,716	12.0	6.4	8.4%
Savannah/Hilton Head, SC	98.5%	1,711	12.0	6.6	10.1%
All Other (6)	96.6%	1,853	12.0	6.9	8.7%
Total/Average	97.0%	$1,809	12.1	6.9	9.0%

(1)Leasing information excludes 604 single-family properties held for sale as of September 30, 2021.
(2)For the three months ended September 30, 2021, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended September 30, 2021, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended September 30, 2021, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Factors That Affect Our Results of Operations and Financial Condition

    Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Currently, the most significant factor impacting our results of operations and financial condition is the effect of the COVID-19 pandemic, which is discussed above. Other key factors that impact our results of operations and financial condition include the pace at which we identify and acquire suitable land and properties, the time and cost required to renovate the acquired properties, the pace and cost of our property developments, the time to lease newly acquired or developed properties at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, our ability to raise capital and our capital structure. Additionally, recent supply chain disruptions, increases in material costs and labor shortages may have an impact on certain aspects of our business, including our AMH Development Program, renovation program associated with recently acquired properties and maintenance program.

    Property Acquisitions, Development and Dispositions

    Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the three months ended September 30, 2021, we developed or acquired 1,382 homes, including 368 newly constructed properties delivered through our AMH Development Program and 1,014 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 90 homes sold.

    Our properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of September 30, 2021 and December 31, 2020, there were 604 and 711 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

    Homes added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association (“HOA”) fees, when applicable. In addition, we typically incur costs between $20,000 and $40,000 to renovate a home acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved to prepare our homes for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. On average, it has taken approximately 20 to 40 days to complete the renovation process. However, as a result of increased acquisition volumes as well as recent construction labor and material constraints, the time to complete the renovation process has increased by 30 days on average.

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

    Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 6.2% for the three months ended September 30, 2021, and we experienced turnover rates of 8.9% and 9.2% during the three months ended September 30, 2021 and 2020, respectively. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 4.5% for the nine months ended September 30, 2021, and we experienced turnover rates of 23.9% and 26.6% during the nine months ended September 30, 2021 and 2020, respectively.

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

Results of Operations

    Net income totaled $48.5 million for the three months ended September 30, 2021, compared to net income of $40.2 million for the three months ended September 30, 2020. This increase was primarily attributable to growth in the Company’s portfolio, a larger number of occupied properties and higher rental rates and fees. Net income totaled $149.2 million for the nine months ended September 30, 2021, compared to net income of $109.5 million for the nine months ended September 30, 2020. This increase was primarily attributable to growth in the Company’s portfolio, a larger number of occupied properties and higher rental rates and fees, as well as an increase in gain on sale and impairment of single-family properties and other, net, partially offset by increased uncollectible rents related to the COVID-19 pandemic.

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

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

    The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$245,501		$40,735		$286,236
Fees from single-family properties	4,940		1,016		5,956
Bad debt	(4,120)		(1,232)		(5,352)
Core revenues	246,321		40,519		286,840

Property tax expense	41,558	16.9%	6,266	15.5%	47,824	16.7%
HOA fees, net (2)	4,752	1.9%	802	2.0%	5,554	1.9%
R&M and turnover costs, net (2)	22,833	9.3%	3,842	9.5%	26,675	9.3%
Insurance	2,495	1.0%	492	1.2%	2,987	1.0%
Property management expenses, net (3)	18,757	7.6%	4,056	10.0%	22,813	8.0%
Core property operating expenses	90,395	36.7%	15,458	38.2%	105,853	36.9%

Core NOI	$155,926	63.3%	$25,061	61.8%	$180,987	63.1%

	For the Three Months Ended September 30, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$230,206		$28,550		$258,756
Fees from single-family properties	3,757		581		4,338
Bad debt	(4,361)		(736)		(5,097)
Core revenues	229,602		28,395		257,997

Property tax expense	40,334	17.6%	5,007	17.6%	45,341	17.5%
HOA fees, net (2)	4,459	1.9%	601	2.1%	5,060	2.0%
R&M and turnover costs, net (2)	20,861	9.1%	3,169	11.2%	24,030	9.3%
Insurance	2,131	0.9%	336	1.2%	2,467	1.0%
Property management expenses, net (3)	17,708	7.7%	3,162	11.1%	20,870	8.1%
Core property operating expenses	85,493	37.2%	12,275	43.2%	97,768	37.9%

Core NOI	$144,109	62.8%	$16,120	56.8%	$160,229	62.1%

(1)Includes 46,832 properties that have been stabilized longer than 90 days prior to January 1, 2020.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

    The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended September 30, 2021 and 2020 (amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$339,563	$307,932
Tenant charge-backs	(52,723)	(49,935)
Core revenues	286,840	257,997
Less: Non-Same-Home core revenues	40,519	28,395
Same-Home core revenues	$246,321	$229,602

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$134,694	$126,174
Property management expenses	24,562	21,976
Noncash share-based compensation - property management	(680)	(447)
Expenses reimbursed by tenant charge-backs	(52,723)	(49,935)
Core property operating expenses	105,853	97,768
Less: Non-Same-Home core property operating expenses	15,458	12,275
Same-Home core property operating expenses	$90,395	$85,493

Core NOI and Same-Home Core NOI
Net income	$48,501	$40,153
Gain on sale and impairment of single-family properties and other, net	(9,572)	(12,206)
Depreciation and amortization	94,494	86,996
Acquisition and other transaction costs	3,279	1,616
Noncash share-based compensation - property management	680	447
Interest expense	31,097	29,267
General and administrative expense	12,647	12,570
Other income and expense, net	(139)	1,386
Core NOI	180,987	160,229
Less: Non-Same-Home Core NOI	25,061	16,120
Same-Home Core NOI	$155,926	$144,109

Rents and Other Single-Family Property Revenues

    Rents and other single-family property revenues increased 10.3% to $339.6 million for the three months ended September 30, 2021 from $307.9 million for the three months ended September 30, 2020. Revenue growth was primarily driven by an increase in our average occupied portfolio which grew to 52,889 homes for the three months ended September 30, 2021, compared to 50,630 homes for the three months ended September 30, 2020, as well as higher rental rates and fees from single-family properties.

Property Operating Expenses

    Property operating expenses increased 6.8% to $134.7 million for the three months ended September 30, 2021 from $126.2 million for the three months ended September 30, 2020. This increase was primarily attributable to higher property tax expense and higher R&M and turnover costs as a result of growth in our portfolio.

Property Management Expenses

    Property management expenses for the three months ended September 30, 2021 and 2020 were $24.6 million and $22.0 million, respectively, which included $0.7 million and $0.4 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs and higher noncash share-based compensation expense.

Core Revenues from Same-Home Properties

    Core revenues from Same-Home properties increased 7.3% to $246.3 million for the three months ended September 30, 2021 from $229.6 million for the three months ended September 30, 2020 primarily driven by a 6.2% increase in Average Monthly Realized Rent per property, which increased to $1,794 per month for the three months ended September 30, 2021 compared to $1,690 per month for the three months ended September 30, 2020, a 0.4% increase in Average Occupied Days Percentage and higher fees from single-family properties.

Core Property Operating Expenses from Same-Home Properties

    Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 5.7% to $90.4 million for the three months ended September 30, 2021 from $85.5 million for the three months ended September 30, 2020 primarily driven by annual growth in property tax expense, higher R&M and turnover costs, net and higher property management expenses, net.

General and Administrative Expense

    General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended September 30, 2021 and 2020 was $12.6 million in each period, which included $1.6 million and $1.7 million, respectively, of noncash share-based compensation expense related to corporate administrative employees.

Interest Expense

    Interest expense increased 6.3% to $31.1 million for the three months ended September 30, 2021 from $29.3 million for the three months ended September 30, 2020. This increase was primarily due to additional interest from the issuance of the 2031 and 2051 unsecured senior notes during July 2021 and higher borrowings on the revolving credit facility during the three months ended September 30, 2021, partially offset by additional capitalized interest during the three months ended September 30, 2021 related to an increase in our development activities under our AMH Development Program.

Acquisition and Other Transaction Costs

    Acquisition and other transaction costs consists primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs were $3.3 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, which included $0.8 million of noncash share-based compensation expense related to employees in these functions during the three months ended September 30, 2021. The increase in acquisition and other transaction costs was primarily related to higher acquisition costs associated with the growth of our portfolio as well as higher noncash share-based compensation expense.

Depreciation and Amortization

    Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 8.6% to $94.5 million for the three months ended September 30, 2021 from $87.0 million for the three months ended September 30, 2020 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

    Gain on sale and impairment of single-family properties and other, net was $9.6 million and $12.2 million for the three months ended September 30, 2021 and 2020, respectively, which included zero and $0.2 million of impairment charges, respectively, related to homes classified as held for sale during each period. The decrease was primarily related to lower net gains from property sales.

Other Income and Expense, net

    Included in other income and expense, net was $0.1 million of net other income and $1.4 million of net other expenses for the three months ended September 30, 2021 and 2020, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. Also included in other income and expense, net for the three months ended September 30, 2020 was a net expense of $2.9 million related to a legal matter involving a former employee.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

    The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$721,855		$110,025		$831,880
Fees from single-family properties	13,937		2,719		16,656
Bad debt	(15,832)		(3,446)		(19,278)
Core revenues	719,960		109,298		829,258

Property tax expense	124,863	17.3%	18,349	16.7%	143,212	17.2%
HOA fees, net (2)	13,633	1.9%	2,190	2.0%	15,823	1.9%
R&M and turnover costs, net (2)	58,162	8.1%	9,752	8.9%	67,914	8.2%
Insurance	7,350	1.0%	1,367	1.3%	8,717	1.1%
Property management expenses, net (3)	55,268	7.7%	10,899	10.0%	66,167	8.0%
Core property operating expenses	259,276	36.0%	42,557	38.9%	301,833	36.4%

Core NOI	$460,684	64.0%	$66,741	61.1%	$527,425	63.6%

	For the Nine Months Ended September 30, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$678,986		$75,864		$754,850
Fees from single-family properties	10,099		1,564		11,663
Bad debt	(13,709)		(2,218)		(15,927)
Core revenues	675,376		75,210		750,586

Property tax expense	120,231	17.8%	15,227	20.3%	135,458	18.1%
HOA fees, net (2)	12,726	1.9%	1,833	2.4%	14,559	1.9%
R&M and turnover costs, net (2)	55,667	8.2%	8,484	11.3%	64,151	8.5%
Insurance	6,279	0.9%	921	1.2%	7,200	1.0%
Property management expenses, net (3)	54,648	8.1%	8,899	11.8%	63,547	8.5%
Core property operating expenses	249,551	36.9%	35,364	47.0%	284,915	38.0%

Core NOI	$425,825	63.1%	$39,846	53.0%	$465,671	62.0%

(1)Includes 46,832 properties that have been stabilized longer than 90 days prior to January 1, 2020.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

    The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$965,790	$875,963
Tenant charge-backs	(136,532)	(125,377)
Core revenues	829,258	750,586
Less: Non-Same-Home core revenues	109,298	75,210
Same-Home core revenues	$719,960	$675,376

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$369,966	$344,107
Property management expenses	70,677	67,512
Noncash share-based compensation - property management	(2,278)	(1,327)
Expenses reimbursed by tenant charge-backs	(136,532)	(125,377)
Core property operating expenses	301,833	284,915
Less: Non-Same-Home core property operating expenses	42,557	35,364
Same-Home core property operating expenses	$259,276	$249,551

Core NOI and Same-Home Core NOI
Net income	$149,236	$109,487
Gain on sale and impairment of single-family properties and other, net	(36,401)	(28,522)
Depreciation and amortization	275,682	254,653
Acquisition and other transaction costs	11,093	5,719
Noncash share-based compensation - property management	2,278	1,327
Interest expense	86,630	88,540
General and administrative expense	40,645	35,329
Other income and expense, net	(1,738)	(862)
Core NOI	527,425	465,671
Less: Non-Same-Home Core NOI	66,741	39,846
Same-Home Core NOI	$460,684	$425,825

Rents and Other Single-Family Property Revenues

    Rents and other single-family property revenues increased 10.3% to $965.8 million for the nine months ended September 30, 2021 from $876.0 million for the nine months ended September 30, 2020. Revenue growth was primarily driven by an increase in our average occupied portfolio which grew to 52,269 homes for the nine months ended September 30, 2021, compared to 49,764 homes for the nine months ended September 30, 2020, as well as higher rental rates and fees from single-family properties, partially offset by an increase in uncollectible rents related to the COVID-19 pandemic.

Property Operating Expenses

    Property operating expenses increased 7.5% to $370.0 million for the nine months ended September 30, 2021 from $344.1 million for the nine months ended September 30, 2020. This increase was primarily attributable to higher property tax expense, HOA fees, R&M and turnover costs and insurance costs as a result of growth in our portfolio.

Property Management Expenses

    Property management expenses for the nine months ended September 30, 2021 and 2020 were $70.7 million and $67.5 million, respectively, which included $2.3 million and $1.3 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs and higher noncash share-based compensation expense.

Core Revenues from Same-Home Properties

    Core revenues from Same-Home properties increased 6.6% to $720.0 million for the nine months ended September 30, 2021 from $675.4 million for the nine months ended September 30, 2020 primarily driven by a 4.5% increase in Average Monthly Realized Rent per property, which increased to $1,756 per month for the nine months ended September 30, 2021 compared to $1,680 per month for the nine months ended September 30, 2020, a 1.6% increase in Average Occupied Days Percentage and higher fees from single-family properties, partially offset by an increase in uncollectible rents related to the COVID-19 pandemic.

Core Property Operating Expenses from Same-Home Properties

    Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 3.9% to $259.3 million for the nine months ended September 30, 2021 from $249.6 million for the nine months ended September 30, 2020 primarily driven by annual growth in property tax expense, higher HOA fees, net and higher R&M and turnover costs, net.

General and Administrative Expense

    General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the nine months ended September 30, 2021 and 2020 was $40.6 million and $35.3 million, respectively, which included $7.7 million and $4.7 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher noncash share-based compensation expense driven by retirement provisions that resulted in accelerated expense recognition for retirement eligible employees during the nine months ended September 30, 2021, as well as higher personnel costs and professional fees.

Interest Expense

    Interest expense decreased 2.2% to $86.6 million for the nine months ended September 30, 2021 from $88.5 million for the nine months ended September 30, 2020. This decrease was primarily due to additional capitalized interest during the nine months ended September 30, 2021 related to an increase in our development activities under our AMH Development Program, partially offset by additional interest from the issuance of the 2031 and 2051 unsecured senior notes during July 2021.

Acquisition and Other Transaction Costs

    Acquisition and other transaction costs consists primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs were $11.1 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively, which included $4.3 million of noncash share-based compensation expense related to employees in these functions during the nine months ended September 30, 2021. The increase in acquisition and other transaction costs was primarily related to higher noncash share-based compensation expense driven by retirement provisions that resulted in accelerated expense recognition for retirement eligible employees during the nine months ended September 30, 2021 as well as higher acquisition costs associated with the growth of our portfolio.

Depreciation and Amortization

    Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 8.3% to $275.7 million for the nine months ended September 30, 2021 from $254.7 million for the nine months ended September 30, 2020 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

    Gain on sale and impairment of single-family properties and other, net was $36.4 million and $28.5 million for the nine months ended September 30, 2021 and 2020, respectively, which included $0.2 million and $5.3 million of impairment charges, respectively, related to homes classified as held for sale during each period. The increase was primarily related to lower impairment charges. During the nine months ended September 30, 2020, a $3.5 million noncash write-down associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. merger in February 2016, was included in gain on sale and impairment of single-family properties and other, net.

Other Income and Expense, net

    Other income and expense, net was $1.7 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively, which primarily related to interest income, fees from unconsolidated joint ventures, and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. Also included in other income and expense, net for the nine months ended September 30, 2020 was a net expense of $2.9 million related to a legal matter involving a former employee.

Critical Accounting Policies and Estimates

    Our critical accounting policies are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report. There have been no changes to these policies during the nine months ended September 30, 2021.

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

    Accounting Standards Codification 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2021, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. As of December 31, 2020, AH4R had a net operating loss (“NOL”) for U.S. federal income tax purposes of $66.9 million. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

Recent Accounting Pronouncements

    See Note 2. Significant Accounting Policies to our condensed consolidated financial statements in this report for a discussion of the adoption and potential impact of recently issued accounting standards, if any.

Liquidity and Capital Resources

    Our liquidity and capital resources as of September 30, 2021 included cash and cash equivalents of $64.0 million. Additionally, as of September 30, 2021, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $1.25 billion, of which $1.2 million was committed to outstanding letters of credit. We have no debt maturities, other than recurring principal amortization, until 2024.

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

    Cash Flows

    The following table summarizes the Company’s and the Operating Partnership’s cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$498,193	$427,411	$70,782
Net cash used for investing activities	(1,191,461)	(437,092)	(754,369)
Net cash provided by financing activities	630,185	287,589	342,596
Net (decrease) increase in cash, cash equivalents and restricted cash	$(63,083)	$277,908	$(340,991)

    Operating Activities

    Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $70.8 million, or 16.6%, from $427.4 million for the nine months ended September 30, 2020 to $498.2 million for the nine months ended September 30, 2021 primarily as a result of increased cash flows generated from a larger number of occupied properties and increases in rental rates on lease renewals and re-leasing of our single-family properties, partially offset by higher cash outflows for property taxes and a decrease in collections on rent associated with the COVID-19 pandemic.

    Investing Activities

    Net cash used for investing activities increased $754.4 million, or 172.6%, from $437.1 million for the nine months ended September 30, 2020 to $1.2 billion for the nine months ended September 30, 2021. Our investing activities are most significantly impacted by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels increased $597.0 million during the nine months ended September 30, 2021. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in this strategic expansion. Net proceeds received from sales of single-family properties and other decreased $83.6 million during the nine months ended September 30, 2021 driven by a decrease in homes sold. Net cash used for investing activities also includes recurring and other capital expenditures for single-family properties and renovations to single-family properties, which increased $28.5 million during the nine months ended September 30, 2021 as a result of investments in properties to increase future revenues or reduce maintenance expenditures. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future. Net cash used for investing activities also increased as a result of a $39.3 million reduction in distributions, net of investments, from our unconsolidated joint ventures and a $4.2 million increase in purchases of other productive assets during the nine months ended September 30, 2021.

    Financing Activities

    Net cash provided by financing activities increased $342.6 million from $287.6 million for the nine months ended September 30, 2020 to $630.2 million for the nine months ended September 30, 2021 primarily driven by a $179.3 million increase in net proceeds from the issuance of Class A common shares and $737.2 million of net proceeds from the issuance of unsecured senior notes during the nine months ended September 30, 2021. These increases in cash inflows were partially offset by $498.8 million of cash outflows for the redemption of our Series D and E perpetual preferred shares, $49.7 million of increased distributions to share and unit holders, $18.0 million of deferred financing costs paid for the amendment of our revolving credit facility and the issuance of unsecured senior notes and $4.0 million for the settlement of a cash flow hedging instrument during the nine months ended September 30, 2021.

    Unsecured Senior Notes

    In July 2021, the Operating Partnership issued $450.0 million of 2.375% unsecured senior notes with a maturity date of July 15, 2031 (the “2031 Notes”) and $300.0 million of 3.375% unsecured senior notes with a maturity date of July 15, 2051 (the “2051 Notes” and, together with the 2031 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The Operating Partnership received aggregate net proceeds of $731.6 million from these issuances, after underwriting fees of approximately $5.6 million and a $12.8 million discount, and before offering costs of $1.4 million. The Operating Partnership used the net proceeds from this offering to repay amounts outstanding on its revolving credit facility and for general corporate purposes, including, without limitation, property acquisitions and developments, the expansion, redevelopment and/or improvement of existing properties in the Operating Partnership’s portfolio, other capital expenditures, the redemption of its preferred shares, the repayment of outstanding indebtedness, working capital and other general purposes.

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

    Revolving Credit Facility

    During the second quarter of 2021, the Company closed a $1.25 billion revolving credit facility, amending its existing $800 million revolving credit facility. The amended revolving credit facility provides for expanded borrowing capacity, reflects a more favorable pricing grid based on current market conditions, and includes a sustainability component based upon third-party performance measures through which overall pricing can further improve if the Company meets certain targets. The interest rate on the amended revolving credit facility is at either LIBOR plus a margin ranging from 0.725% to 1.45% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or daily LIBOR rate plus 1.0%) plus a margin ranging from 0.00% to 0.45%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The amended revolving credit facility matures on April 15, 2025, with two six-month extension options at the Company’s election if certain conditions are met.

    Class A Common Share / Unit Offering

    During the second quarter of 2021, the Company completed an underwritten public offering for 18,745,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 5,500,000 shares were issued directly by the Company and 13,245,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “May 2021 Forward Sale Agreements”) for these 13,245,000 shares which are accounted for in equity.

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

    The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. In September 2021, the Company issued and physically settled 11,400,000 Class A common shares under the May 2021 Forward Sale Agreements, receiving net proceeds of $399.0 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. As of September 30, 2021, 1,845,000 Class A common shares remained available for future settlement under the May 2021 Forward Sale Agreements. The Company expects to physically settle the remaining shares by May 21, 2022 through the delivery of the Class A common shares and expects that net proceeds will be approximately $64.6 million. The Company expects to use these net proceeds for general corporate purposes including, without limitation, property acquisitions and developments. Although the Company expects to physically settle the remaining shares, the May 2021 Forward Sale Agreements allow the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the May 2021 Forward Sale Agreements, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchasers in certain circumstances. The May 2021 Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

    Redemptions of Perpetual Preferred Shares

    During the second quarter of 2021, the Company redeemed all 10,750,000 shares of the outstanding 6.500% Series D perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series D perpetual preferred units. As a result of the redemption, the Company recorded an $8.5 million allocation of income to the Series D perpetual preferred shareholders within the condensed consolidated statements of operations in the second quarter of 2021, which represents the initial liquidation value of the Series D perpetual preferred shares in excess of its carrying value as of the redemption date.

    During the second quarter of 2021, the Company redeemed all 9,200,000 shares of the outstanding 6.350% Series E perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series E perpetual preferred units. As a result of the redemption, the Company recorded a $7.4 million allocation of income to the Series E perpetual preferred shareholders within the condensed consolidated statements of operations in the second quarter of 2021, which represents the initial liquidation value of the Series E perpetual preferred shares in excess of its carrying value as of the redemption date.

    At-the-Market Common Share Offering Program

    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three and nine months ended September 30, 2020, 86,130 shares were issued under the At-the-Market Program, raising $2.4 million in gross proceeds before commissions and other expenses of approximately $0.4 million. As of September 30, 2021, 86,130 shares have been issued under the At-the-Market Program and $497.6 million remained available for future share issuances.

    Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2021 and 2020, we did not repurchase and retire any of our shares. As of September 30, 2021, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

    Distributions

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. As of December 31, 2020, AH4R had an NOL for U.S. federal income tax purposes of $66.9 million. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

Off-Balance Sheet Arrangements

    During the third quarter of 2020, one of our unconsolidated joint ventures entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at LIBOR plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of September 30, 2021, the joint venture’s loan had a $161.3 million outstanding principal balance. The Company has provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

    We have no other material obligations, assets or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations and Commitments

    Material changes to our aggregate indebtedness, if any, are described in Note 8. Debt to our condensed consolidated financial statements in this report.

    Except as described in Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report, as of September 30, 2021, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

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

    The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$36,869	$22,552	$87,185	$58,165
Adjustments:
Noncontrolling interests in the Operating Partnership	5,869	3,819	14,012	9,976
Gain on sale and impairment of single-family properties and other, net	(9,572)	(12,206)	(36,401)	(28,522)
Adjustments for unconsolidated joint ventures	723	393	1,554	1,019
Depreciation and amortization	94,494	86,996	275,682	254,653
Less: depreciation and amortization of non-real estate assets	(2,894)	(2,296)	(8,287)	(6,552)
FFO attributable to common share and unit holders	$125,489	$99,258	$333,745	$288,739
Adjustments:
Acquisition, other transaction costs and other (1)	3,279	4,753	11,093	9,265
Noncash share-based compensation - general and administrative	1,557	1,723	7,722	4,741
Noncash share-based compensation - property management	680	447	2,278	1,327
Redemption of perpetual preferred shares	—	—	15,879	—
Core FFO attributable to common share and unit holders	$131,005	$106,181	$370,717	$304,072
Recurring Capital Expenditures	(16,921)	(15,397)	(39,789)	(36,292)
Leasing costs	(792)	(1,157)	(2,672)	(3,059)
Adjusted FFO attributable to common share and unit holders	$113,292	$89,627	$328,256	$264,721
(1)Included in acquisition, other transaction costs and other is a net $2.9 million nonrecurring expense related to a legal matter involving a former employee during the three and nine months ended September 30, 2020.

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

    The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$48,501	$40,153	$149,236	$109,487
Interest expense	31,097	29,267	86,630	88,540
Depreciation and amortization	94,494	86,996	275,682	254,653
EBITDA	$174,092	$156,416	$511,548	$452,680

Gain on sale and impairment of single-family properties and other, net	(9,572)	(12,206)	(36,401)	(28,522)
Adjustments for unconsolidated joint ventures	723	393	1,554	1,019
EBITDAre	$165,243	$144,603	$476,701	$425,177

Noncash share-based compensation - general and administrative	1,557	1,723	7,722	4,741
Noncash share-based compensation - property management	680	447	2,278	1,327
Acquisition, other transaction costs and other (1)	3,279	4,753	11,093	9,265
Adjusted EBITDAre	$170,759	$151,526	$497,794	$440,510

Recurring Capital Expenditures	(16,921)	(15,397)	(39,789)	(36,292)
Leasing costs	(792)	(1,157)	(2,672)	(3,059)
Fully Adjusted EBITDAre	$153,046	$134,972	$455,333	$401,159
(1)Included in acquisition, other transaction costs and other is a net $2.9 million nonrecurring expense related to a legal matter involving a former employee during the three and nine months ended September 30, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    During the nine months ended September 30, 2021, the Company borrowed an additional $1.1 billion and paid down $1.1 billion on its revolving credit facility, resulting in no outstanding variable rate debt as of September 30, 2021 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

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

Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

    There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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
Date: November 5, 2021

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: November 5, 2021