Form 10-K
period 2021-12-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2022-02-25
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
    American Homes 4 Rent Yes ☐    No ☒                American Homes 4 Rent, L.P. Yes ☐    No ☒
The aggregate market value of American Homes 4 Rent’s Class A common shares held by non-affiliates of the registrant was approximately $10.8 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2021. There is no public trading market for the common units of limited partnership interest of American Homes 4 Rent, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of American Homes 4 Rent, L.P. cannot be determined.

There were 347,617,562 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on February 23, 2022.

Documents Incorporated by Reference

Portions of the Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2021.

EXPLANATORY NOTE

    This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

    AH4R is the general partner of, and as of December 31, 2021 owned approximately 86.8% of the common partnership interest in, the Operating Partnership. The remaining 13.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Various statements contained in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future operations, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.

    Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the COVID-19 pandemic. The degree to which COVID-19 continues to adversely impact our future financial results will be driven primarily by the duration, spread and severity of the pandemic, including with respect to resurgences, new variants or strains, such as the Delta and Omicron variants, the impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines against any future variants or strains, employee retention issues resulting from vaccine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others, all of which are uncertain and difficult to predict.

    These and other important factors, including those discussed under Part I, “Item 1. Business,” Part I, “Item 1A. Risk Factors,” Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

    While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance, and you should not unduly rely on them. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this report. We are not obligated to update or revise these statements as a result of new information, future events or otherwise, unless required by applicable law.

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

    AH4R is the general partner of, and as of December 31, 2021 owned approximately 86.8% of the common partnership interest in, the Operating Partnership. The remaining 13.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

    As of December 31, 2021, the Company held 57,024 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) within 22 states, including 659 properties classified as held for sale, and 53,637, or 95.2%, of our total properties (excluding properties held for sale) were occupied. We have an integrated operating platform that consists of 1,538 personnel dedicated to property management, acquisitions, development, marketing, leasing, financial and administrative functions.

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

    We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws for each of our taxable years commencing with our taxable year ended December 31, 2012, through the current taxable year ended December 31, 2021. We expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2022, and subsequent taxable years.

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

Our Business and Growth Strategies

    Our primary objective is to generate attractive risk-adjusted returns for our shareholders through dividends and capital appreciation by acquiring, developing, renovating, leasing and operating single-family homes as rental properties. We believe we can achieve this objective by pursuing the following strategies:

•Employ a disciplined property acquisition process.  We have an established acquisition and renovation platform to source properties through a variety of traditional acquisition channels, including broker sales (primarily multiple listing service (“MLS”)) and bulk portfolio sales. We focus on homes with a number of key property characteristics, including: (i) construction after the year 2000; (ii) three or more bedrooms; (iii) two or more bathrooms; (iv) a range of $250,000 estimated minimum valuation to $550,000 maximum bid price; and (v) estimated renovation costs in line with our targeted program parameters. Our target areas have above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire through traditional channels meet all of these criteria, especially if acquired as part of a bulk purchase. In addition to our traditional MLS acquisition channel, we continue to acquire newly constructed homes from third-party developers through our National Builder Program.

•Expand our one-of-a-kind internal development program.  We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program, which we believe represents one of the best available investments on a risk-adjusted return basis. Our “built-for-rental” homes will leverage our existing property management platform and are built with the long-term renter in mind, including maintenance resilient features, as well as floor plans, finishes and other features known to be desirable to our residents. Our experienced land acquisition team and our proprietary data analytics enables us to strategically identify ideal land opportunities that are within our existing footprint in our high-growth markets. Our inventory of land holdings and future acquisitions will allow us to sustain our projected stabilized level of development over the next several years.

•Maintain a geographically diversified portfolio.  We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular market. We currently are focusing on developing and acquiring single-family homes in selected sub-markets of MSAs. We continually evaluate potential new markets where we may invest and establish operations as opportunities emerge. We select our markets based on steady population growth and strong rental demand, providing for attractive potential yields and capital appreciation.

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

•Optimize capital structure.  We may use leverage to increase potential returns to our shareholders, but we will seek to maintain a conservative and flexible balance sheet. We have obtained capital through the use of unsecured credit facilities, the issuance of unsecured senior notes, preferred shares, and through asset-backed securitization transactions completed during 2014 and 2015. We also participate in investment vehicles with third-party investors as an alternative source of equity to grow our business. Our executive officers have substantial experience organizing and managing investment vehicles with third-party investors.

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

For our AMH Development Program, the development timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately four to six months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our AMH Development Program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. On average, it takes approximately 10 to 30 days to lease a property after its development.

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

We have and will continue to source property acquisition opportunities through traditional channels, including broker sales (including traditional MLS sales) and portfolio (or bulk) sales. In particular, we have an extensive network of real estate brokers that facilitate a large volume of acquisitions through broker sales. Our team of dedicated personnel identifies opportunities for homes sold in bulk by institutions or competitors and perform underwriting to determine the expected rents, expenses and renovation costs and obtain title insurance and review local covenant conditions and restrictions for acquisitions through traditional channels.

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

We have found that a rapid response to renovating our homes improves our relationship with the local communities and homeowners’ associations (“HOAs”), enhancing the “American Homes 4 Rent” brand recognition and loyalty. On average, it has taken approximately 20 to 90 days to complete the renovation process, which will fluctuate based on our overall acquisition volume as well as availability of construction labor and materials. Properties are typically leased approximately 20 to 40 days after completing the renovation process. If a home that is acquired remains occupied, the renovation process may be postponed. However, an assessment is made of potential renovation work that must be addressed once the property can be accessed.

•Property Management.  We have developed an extensive in-house property management infrastructure, with modern systems, dedicated personnel and local offices. We directly manage all of our properties without the engagement of a third-party manager.

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

Insurance

    We maintain property, liability and corporate level insurance coverage related to our business, including crime and fidelity, property management errors and omissions, trustees’ and officers’ errors and omissions, cyber liability, employment practice liability and workers’ compensation. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to substantial deductibles and carve-outs, and we will be self-insured up to the amount of such deductibles and carve-outs. In 2021, we formed a wholly owned captive insurance company, American Dream Insurance, LLC, which provides general liability insurance coverage for losses below the deductible under our third-party liability insurance policy. We created American Dream Insurance, LLC as part of our overall risk management program and to stabilize our insurance costs, manage exposure and recoup expenses through the functions of the captive program.

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

    Eviction Moratoria

    In response to the COVID-19 pandemic, federal and state governmental authorities, including the Centers for Disease Control and Prevention implemented eviction moratoria that temporarily halted residential evictions of qualifying tenants for nonpayment of rent and restricted certain rent collection practices during parts of 2020 and 2021. These restrictions have generally been lifted or expired and we believe that, while in effect, we were in compliance with all applicable restrictions. However, similar restrictions may be imposed in the future in response to COVID-19, a different pandemic or for other reasons such as a natural disaster.

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

    Other

    Various legislative and regulatory bodies have been focused on the shortage of residential housing in the U.S. and significant increases in the cost of housing. We expect vigorous and continuing political debate and discussion, which we intend to participate in, with respect to residential housing laws and regulations. We cannot be certain if or when any specific proposal or policy might be announced or adopted by governmental authorities, and, if so, what the effects on us may be.

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

    As a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our shareholders, but taxable income generated by any of our taxable REIT subsidiaries (our “TRS”) will be subject to U.S. federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute annually at least 90% of their REIT taxable income, determined without regard to the dividends paid deduction and any net capital gains to their shareholders. If AH4R fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if AH4R qualifies as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

Human Capital Management

    As of December 31, 2021, we have 1,538 dedicated personnel. None of our personnel are covered by a collective bargaining agreement. Our success depends on our employees providing quality service to our residents. This requires us to attract, retain and grow a skilled and diverse workforce to design and maintain high quality homes. We are committed to creating and maintaining a great place to work with an inclusive culture, competitive benefits, and opportunities for training and growth. Our commitment to human capital development is a focus of not just our senior management, but also our board of trustees. The Human Capital and Compensation Committee of the board of trustees oversees our company’s human capital programs and policies, including with respect to employee retention and development, and regularly meets with senior management to discuss these issues.

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

    Another important part of engagement is compensating our employees competitively and providing an attractive benefits package. All full-time employees are eligible for our benefits package including healthcare insurance, a 401(k) retirement plan, an employee stock purchase plan, a tuition reimbursement plan, paid time off and our employee wellness programs.

    During the year ended December 31, 2021, employee turnover was 36.8%.

    Diversity, Equity and Inclusion

    We champion inclusion and diversity and embrace Valuing Differences as one of our company’s core philosophies. A two-part “Valuing Differences” training series is mandatory for all employees, the first part to be completed within an employee’s first 90 days of service. In 2021, our employees participated in 2,500 hours of total diversity, equity and inclusion training. Our Human Resources department routinely monitors diversity in all employment decisions, including but not limited to hiring and promotions. The data in the table below reflects our employee diversity as of December 31, 2021. We believe that women and minority representation is enhanced through our ongoing human capital programs.

	Women	Minorities (1)	Undeclared Race
Employees	45%	39%	15%
Management positions	36%	26%	21%
Senior leadership of VP or above	28%	27%	11%
(1)Minorities percentage is calculated as the number of employees that declared a minority race divided by total employees (which includes employees who did not declare any race) as of December 31, 2021.

    Training and Development

    We provide training designed to meet the business and technical skills necessary for our employees to succeed in their roles and to advance their careers in our company. We provide leadership development training to support our managers and executives and to complement our succession planning efforts. We provided approximately 66,000 hours of training to employees, an average of 43 hours per employee, during the year ended December 31, 2021. Meetings with our District and Regional Managers held throughout the year are intentional opportunities to focus on our employee’s leadership and development.

    Workplace Safety

    The health and safety of our employees is a top priority. We have implemented company-wide policies that address occupational health and safety concerns, and offer programs that address these topics. We provide annual safety training for all employees and every employee in a safety-sensitive position is required to complete additional relevant training. Our OSHA Recordable Incident Rate for 2021 was 2.58, which continues to be below the national average rate and in line with our historical average rate and demonstrates our commitment to maintaining a safe and healthy environment.

    In response to the COVID-19 pandemic, we established protocols to keep our residents, employees and third-party contractors safe. Our maintenance team has a process to ensure a property is safe to enter, and we also ensure our employees have appropriate personal protective equipment. All field employees are outfitted with safety gloves, masks and sanitizer to ensure there is no cross-contamination between properties.

Seasonality

    We believe that our business and related operating results will be impacted by seasonal factors throughout the year. Historically, we have experienced higher levels of tenant move-outs and move-ins during the late spring and summer months, which impacts both our rental revenues and related turnover costs. Our property operating costs are seasonally impacted in certain markets for expenses such as HVAC repairs, turn costs and landscaping expenses during the summer season. Additionally, our single-family properties are at greater risk in certain markets for adverse weather conditions such as hurricanes in the late summer months and extreme cold weather in the winter months.

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

High inflation could adversely affect our operating results.

    Inflation has significantly increased since the start of 2021. Inflationary pressures have increased our direct and indirect operating and development costs, including for labor at the corporate, property management and development levels, third-party contractors and vendors, building materials, insurance, transportation and taxes. Although our leases permit some price increases to be charged back to our tenants, such as with increased energy prices, to the extent we are unable to offset these cost increases through higher rents or other measures, our operating results will be adversely affected. Our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of tenant defaults and harm our operating results. High inflation may also correspond with increased interest risk rate, which may increase our cost of capital and adversely affect our business. For more information on interest rate risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

We are dependent on our key management and staff and their departures could materially and adversely affect us. We also face intense competition for hiring highly skilled managerial, investment, financial and operational personnel.

    We rely on our key management and staff to carry out our business and to execute on our strategic plan. Any of our senior management, key staff or skilled employees may cease to provide services to us at any time. The loss of the services of key management and staff, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. In addition, we will continue to need to attract and retain additional qualified personnel but may not be able to do so on acceptable terms or at all. Many of our operating markets are experiencing extremely tight labor markets, with job openings at record high levels. We face intense competition for retaining and hiring skilled employees, particularly in light of the rapidly evolving conditions in the labor market and with respect to our development activities. The recent entrance of large real estate investors into the single-family rental business and unprecedented workforce changes coinciding with the COVID-19 pandemic, have exacerbated labor conditions in our sector. These competitive labor conditions have significantly increased compensation expectations for existing and prospective personnel. The broader labor market is also experiencing a shortage of qualified workers which has further increased the competition we face for qualified employees. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

Our investments are, and are expected to continue to be, concentrated in single-family properties and we have a significant number of properties in certain geographic markets, which exposes us to significant risks if there is economic distress in our largest markets or in the single-family home rental sector.

    Our investments are, and are expected to continue to be, concentrated in single-family properties. In addition, our strategy is to concentrate our properties in select geographic markets that we believe favor future growth in rents and valuations. For example, 59.3% of our properties are located in Atlanta, GA, Dallas-Fort Worth, TX, Charlotte, NC, Phoenix, AZ, Houston, TX, Nashville, TN, Indianapolis, IN, Tampa, FL, Jacksonville, FL and Raleigh, NC. A downturn or slowdown in the rental demand for single-family housing generally, or in our target markets specifically, caused by adverse economic, regulatory or environmental conditions, or other events, would have a greater impact on our operating results than if we had more diversified investments.

We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions.

    Nearly all of our properties acquired through traditional channels require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects that require extensive renovation and capital expenditures. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises, and we will pay the costs of renovating. In addition, from time to time, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements and perform significant renovations and repairs that tenant deposits and insurance may not cover. Our properties also have infrastructure and appliances of varying ages and conditions. We routinely retain independent contractors and trade professionals to perform repair work and are exposed to all risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors, delays in receiving work permits, certificates of occupancy and poor workmanship. The current supply chain issues and labor force issues in the U.S. has increased these risks. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results may be adversely affected.

We face significant competition for acquisitions of our target properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

    We face significant competition for acquisition opportunities in our target markets from other large real estate investors, including developers, some of which may have greater financial resources and a lower cost of capital than we do. We also compete with private home buyers and small-scale investors. Several REITs and other funds have deployed, and others may in the future deploy, significant amounts of capital to purchase single-family homes and may have investment objectives that compete with ours, including in our target markets. This activity has adversely impacted our level of purchases in certain of our target markets. As more well-capitalized companies pursue our business strategy, we expect competition will continue to intensify. As a result, the purchase price of potential acquisitions may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

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

Our evaluation of acquisition properties and development land involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties or land we acquire or our properties failing to perform as we expect.

    In determining whether a particular property, including land for development, meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession and estimated renovation and/or development costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and tenant default rates. These assumptions may prove inaccurate. As a result, we may pay too much for properties we acquire or our properties may fail to perform as anticipated.

Bulk portfolio acquisitions may subject us to the risk of acquiring properties that do not fit our target investment criteria and may be costly or time consuming to divest, which may adversely affect our operating results.

    We have occasionally acquired and may continue to acquire properties purchased as portfolios in bulk from other owners of single-family homes. To the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain properties purchased in bulk portfolios do not fit our target investment criteria, we may decide to sell, rather than renovate and rent, these properties, which could take an extended period of time and may not result in a sale at an attractive price. We may also experience delays in integrating the information systems and property and tenant information of the acquired properties which could adversely affect operating results.

Our significant development activities expose us to additional operational and real estate risks, which may adversely affect our financial condition and operating results.

    We have a significant development program that involves the acquisition of land and construction of homes. We have a limited track record of building homes for rent and our strategy of developing a significant pipeline of single-family homes for rent is relatively new among public companies. Rental home construction can involve substantial up-front costs to acquire land and to build a rental home or rental community before a home is available for rent and generates income. Building rental homes and rental communities also involves significant risks to our business, such as delays or cost increases due to changes in or failure to meet regulatory requirements, including permitting and zoning regulations, failure of lease rentals on newly-constructed properties to achieve anticipated investment returns, inclement weather, adverse site selection, unforeseen site conditions or shortages of suitable land, construction materials and labor and other risks described below. We may be unable to achieve building new rental homes and rental communities that generate acceptable returns and, as a result, our growth and results of operations may be adversely impacted.

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

If we experience disruptions, shortages or increased costs of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in constructing new rental homes, which could adversely affect our business.

    Our ability to build new rental homes may be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility or infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured or may not, despite our quality control efforts, engage in proper construction practices or comply with applicable regulations; inadequacies in components purchased from building supply companies; and shortages or delays in availability of building materials, including as a result of supply-chain issues, or fluctuations in prices of building materials, such as the cost of lumber, or in labor costs. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, constructing new rental homes.

We are subject to risks from natural disasters and severe weather, including hurricanes and floods.

    Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes, floods and wildfires may result in significant damage to our properties and significant delays to our development projects. We have a concentration of homes in areas susceptible to hurricanes, including in Florida and other states in the Southeast. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations.

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

    The majority of our new leases have a duration of one year. As these leases permit tenants to leave at the end of the lease term without penalty, we anticipate our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. Moreover, we cannot assure you that our leases will be renewed on equal or better terms or at all. If our tenants do not renew their leases or the rental rates for our properties decrease, our operating results and ability to make distributions to our shareholders could be adversely affected.

We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions.

    We attempt to ensure that our properties are adequately insured to cover casualty losses. However, many of the policies covering casualty losses may be subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of the deductibles and carveouts. There are also some losses, including losses from floods, windstorms, fires, earthquakes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not practical to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. If we incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect our financial condition, operating results, cash flows and ability to make distributions. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

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

    A significant number of our properties are part of HOAs, which are private entities that regulate the activities of, and levy assessments on properties in, a residential subdivision. HOAs in which we own properties may have onerous or arbitrary rules that restrict our ability to renovate, market or lease our properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale, or the use of specific materials in renovations. The number of HOAs that impose limits on the number of property owners who may rent their homes is increasing. Such restrictions limit acquisition opportunities and could cause us to incur additional costs to resell the property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas and we may have tenants who violate HOA rules and for which we may be liable as the property owner and for which we may not be able to obtain reimbursement from the resident. Additionally, the boards of directors of the HOAs may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing the property and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

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

    From time to time, we are subject to government inquiries and investigations and legal proceedings brought by governmental authorities. These inquiries, investigations and any related legal proceedings may result in significant costs and expenses, including legal fees, and divert management attention and company resources from our operations and execution of our business strategy. If any such proceedings are resolved adversely, governmental agencies could impose damages and fines, and may issue injunctions, cease and desist orders, bars on serving as a public company officer or director and other equitable remedies against us or our directors and officers. The financial costs could be in excess of our insurance coverage or not be covered by our insurance coverage. Any governmental legal proceeding, whether or not resolved adversely, could also negatively impact our reputation.

Our revolving credit facility, unsecured senior notes and securitizations contain financial and operating covenants that could restrict our business and investment activities.

    Our revolving credit facility, unsecured senior notes and securitizations contain financial and operating covenants, such as debt ratios, minimum liquidity, unencumbered asset value, minimum debt service coverage ratio, and other limitations that may restrict our ability to make distributions or other payments to the Company’s shareholders and the Operating Partnership’s ability to make distributions on its OP units and may restrict our investment activities. Our securitizations require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash as the lender elects, including prepayment of principal and amounts due under the loans. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Further, such restrictions could adversely impact our ability to maintain our qualification as a REIT for tax purposes. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt, substantial impairments in the value of our properties or changes in general economic conditions. If we violate covenants in our financing arrangements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms or at all.

We are subject to risks from the global pandemic associated with COVID-19 and we may in the future be subject to risks from other public health crises.

    Our business is subject to risks from the COVID-19 pandemic that is currently impacting our tenants, employees and suppliers. The COVID-19 pandemic has spread rapidly, adversely affecting public health, economic activity and employment, and recent resurgences due to variants or strains, such as the Delta and Omicron variants, have led to surges in cases and hospitalizations. The risks to our business from the COVID-19 pandemic include:

•The COVID-19 pandemic and the measures taken to combat it resulted in, and may again result in, significant increases in unemployment. Our operating results depend significantly on the ability of our current and prospective tenants to pay their rent. To the extent our current tenants or prospective tenants experience unemployment, deteriorating financial conditions, and declines in household income, they may be unwilling or unable to pay rent in full on a timely basis or renew or enter into new leases for our homes, and our revenues and operating results could be negatively affected.

•State, local, federal and industry-initiated efforts in response to the COVID-19 pandemic may continue to adversely affect our business. Certain government actions have, and future government actions may, restrict our ability to collect rent or enforce remedies for failure to pay rent. In addition, government restrictions on movement have and may in the future limit the ability of prospective tenants to visit our properties or new tenants to move into our properties. These restrictions may continue to increase possible credit losses and may adversely affect our occupancy levels.

•Our acquisition and development activities have been slowed. Due to market uncertainties regarding future asset values at the beginning of the COVID-19 pandemic, we temporarily suspended acquisitions through traditional channels and our National Builder Program but have since resumed acquisitions through these channels. We have continued new home construction; however, some states where we are constructing new homes temporarily prohibited residential construction during the early stages of the COVID-19 pandemic and may institute future prohibitions. We have also experienced COVID-19 related construction delays, including government office slowdowns. In addition, adverse impacts on the supply of construction materials and labor have and in the future may delay or halt or increase the costs of our construction activity.

•Our employees face COVID-19 health risks. If a significant number of our employees, or if key personnel, are unable to work as a result of COVID-19, this would adversely impact our business and operating results. In addition, since the start of the COVID-19 outbreak, substantially all of our employees have been working either remotely or on a hybrid schedule and depend on Internet and third-party communications vendors that may be unreliable, experience shut-downs or be subject to new cybersecurity risks, adversely impacting operations.

•COVID-19 may impact our ability to maintain our properties. We believe that some tenants have been and may continue to be reluctant to request routine maintenance during the COVID-19 pandemic. Deferring routine repairs and maintenance may impact the value and desirability of our rental homes. It may also increase the expense and difficulty of completing these repairs in the future and may delay other needed repairs.

    We believe that the degree to which COVID-19 continues to adversely impact our business, operating results, cash flows, ability to make distributions, ability to service our debt and/or financial condition will be driven primarily by the duration, spread and severity of the pandemic, including with respect to resurgences, new variants or strains, such as the Delta and Omicron variants, the impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines against any future variants or strains, employee retention issues resulting from vaccine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others, all of which are uncertain and difficult to predict. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Future public health crises could have similar impacts.

Settlement provisions contained in the January 2022 Forward Sale Agreements could result in substantial dilution to our earnings per share or result in substantial cash payment obligations.

    In January 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company, and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares. The forward purchasers under the January 2022 Forward Sale Agreements will have the right to accelerate its forward sale agreement (with respect to all or any portion of the transaction under such forward sale agreement that such forward purchaser determines is affected by an event described below) and require us to settle on a date specified by such forward purchaser if:

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

•an announcement occurs of an event or transaction that, if consummated, would result in a merger event, tender offer, nationalization, delisting or change in law (as determined pursuant to the terms of the applicable forward sale agreement); or

•certain other events of default, termination events or other specified events occur, including, among other things, any material misrepresentation made by us in connection with entering into the relevant forward sale agreement or a market disruption event during a specified period that lasts for more than eight scheduled trading days (in each case, as determined pursuant to the terms of the applicable forward sale agreement).

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

    We expect that the applicable forward sale agreement will be physically settled by delivery of our Class A common shares, unless we elect cash settlement or net share settlement, subject to the satisfaction of certain conditions. Upon physical settlement or, if we so elect, net share settlement of any January 2022 Forward Sale Agreement, delivery of our Class A common shares in connection with such physical settlement or, to the extent we are obligated to deliver our Class A common shares, net share settlement will result in dilution to our earnings per share. If we elect cash settlement or net share settlement with respect to all or a portion of our Class A common shares underlying the applicable forward sale agreement, we expect the applicable forward purchaser (or an affiliate thereof) to purchase a number of our Class A common shares in secondary market transactions over an unwind period to (i) return our Class A common shares to securities lenders in order to unwind the applicable forward purchaser’s hedge (after taking into consideration any Class A common shares to be delivered by us to the applicable forward purchaser, in the case of net share settlement); and (ii) if applicable, in the case of net share settlement, deliver our Class A common shares to us to the extent required in settlement of such forward sale agreement. In addition, the purchase of our Class A common shares in connection with a forward purchaser or its affiliate unwinding its hedge positions could cause the price of our Class A common shares to increase over such time (or reduce the amount of decrease over such time), thereby increasing the amount of cash we would owe to such forward purchaser (or decreasing the amount of cash such forward purchaser would owe us) upon a cash settlement of the applicable forward sale agreement or the number of our Class A common shares we would deliver to such forward purchaser (or decreasing the number of our Class A common shares such forward purchaser would deliver to us) upon net share settlement of such forward sale agreement.

    The forward sale price we expect to receive upon physical settlement of any January 2022 Forward Sale Agreement will be subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread to be mutually agreed by us and the applicable forward purchaser, and will be decreased on certain dates based on amounts related to expected dividends on our Class A common shares during the term of such forward sale agreement. If the overnight bank funding rate is less than the spread under such forward sale agreement on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price. As of January 19, 2022, the overnight bank funding rate was less than the spread, reducing the proceeds that we would receive upon settlement of the January 2022 Forward Sale Agreements. If the prevailing market price of our Class A common shares during the relevant valuation period under any forward sale agreement is above the relevant forward sale price, in the case of cash settlement, we would pay the relevant forward purchaser an amount in cash equal to the difference or, in the case of net share settlement, we would deliver to the relevant forward purchaser a number of our Class A common shares having a value equal to the difference, and, in each case, such difference would include a commission to such forward purchaser. Thus, we could be responsible for a potentially substantial cash or stock payment.

In case of our bankruptcy or insolvency, the January 2022 Forward Sale Agreements will automatically terminate, and we would not receive the expected proceeds from the forward sale of our Class A common shares.

    If we file for or a regulatory authority with jurisdiction over us institutes, or we consent to a proceeding seeking a judgment in bankruptcy or insolvency or any other similar relief under any other related laws, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, and we consent to such a petition, any forward sale agreement then in effect will automatically terminate. If the January 2022 Forward Sale Agreements so terminate, we would not be obligated to deliver to the relevant Forward Purchaser any Class A common shares not previously delivered, and such Forward Purchaser would be discharged from its obligation to pay the relevant forward sale price per share in respect of any Class A common shares not previously settled under the applicable forward sale agreement. Therefore, to the extent that there are any Class A common shares with respect to which a forward sale agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the relevant forward sale price per share in respect of those Class A common shares.

Risks Related to the Real Estate Industry

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

    As landlord of numerous properties, we are involved regularly in evicting tenants who are not paying their rent or are otherwise in material violation of their lease. Eviction activities impose legal and managerial expenses that raise our costs. The eviction process is typically subject to legal barriers, mandatory “cure” policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, landlord-tenant laws may impose legal duties to assist tenants in relocating to new housing, or restrict the landlord’s ability to recover certain costs or charge tenants for damage caused by them. Because such laws vary by state and locality, we and any regional and local property managers we hire will need to take all appropriate steps to comply with all applicable landlord tenant laws, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation, or if we settle such litigation. Furthermore, rent control laws or other regulations that may limit our ability to increase rental rates may affect our rental income. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected. Since the onset of the COVID-19 pandemic, there have been increases in restrictions and other regulations on evictions and rent increases and we believe these increases will continue given increasing political support for these types of regulations.

Class action, tenant rights and consumer demands, litigation and adverse media publicity could directly limit and constrain our operations and may result in significant litigation expenses.

    Certain organizations, including tenant rights and housing advocacy organizations have been critical of our business model. We have been and may in the future be a target of litigation and adverse media publicity driven by these organizations. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such actions might take, or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain our business operations or may generate unfavorable publicity for our business. If they are successful in any such endeavors, they could directly limit and constrain our operations, adversely impact our business and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

The direct and indirect impacts of climate change may adversely affect our business.

    We have been and may continue to be adversely impacted by the direct consequences of climate change, such as property damage due to increases in the frequency, duration and severity of extreme weather events, such as hurricanes and floods. Similarly, changes in precipitation levels could lead to increases in droughts or wildfires that could adversely impact demand for our communities. The increases in property damage due to these events have also contributed to the increases in costs we have faced in property insurance. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in delays and increased costs to complete our development projects and increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, and, as a result, adversely impact our financial results and operations.

It would be difficult for us to quickly generate cash from sales of our properties.

    Real estate investments, particularly large portfolios of properties, are relatively illiquid. If we had a sudden need for significant cash, it would be difficult for us to quickly sell our properties. Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code or dispose of our properties through a TRS.

Risks Related to Our Ownership, Organization and Structure

AH4R’s fiduciary duties as the general partner of the Operating Partnership could create conflicts of interest, which may impede business decisions that could benefit our shareholders.

    As the sole general partner of the Operating Partnership, AH4R has a fiduciary duty to the other limited partners in the Operating Partnership, which may conflict with the interests of the Company’s shareholders. The limited partners of the Operating Partnership have agreed that, in the event of a conflict in the fiduciary duties owed by AH4R to the Company’s shareholders and in AH4R’s capacity as the general partner of the Operating Partnership to such limited partner, AH4R is under no obligation to give priority to the interests of such limited partner. In addition, the limited partners have the right to vote on certain amendments to the Agreement of Limited Partnership of the Operating Partnership and to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of the Company’s shareholders.

Our senior management, trustees and their affiliates may have significant voting influence due to their stock ownership.

    Members of the Company’s senior management, trustees and their affiliates collectively hold significant amounts of the Company’s Class A common shares, entitled to one vote each, and Class B common shares, entitled to 50 votes each and which convert into Class A common shares on a one for one basis for every 49 partnership units converted, and Class A units in the

Operating Partnership, which are nonvoting. This structure was put in place when the Company was organized to provide voting rights to holders of units in the Operating Partnership corresponding with their equity ownership. All members of the Company’s senior management, trustees and their affiliates collectively hold Class A common shares or Class B common shares that represent approximately 20.9% of the current voting power of the Company as of December 31, 2021. Assuming the conversion of all of the Class A units held by these individuals into Class A common shares, they would own approximately 30.4% of the voting power of the Company based on the Company’s outstanding common shares as of December 31, 2021. The Hughes Family and affiliates own all of the Class B common shares and, together with the Class A common shares they own, hold 20.7% of the voting power of the Company. Our senior management, trustees and affiliates have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of the Company’s shareholders, including electing trustees, changing the Company’s charter documents and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

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

    By resolution of the Company’s board of trustees, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from those provisions, provided that the business combination is first approved by the Company’s board of trustees (including a majority of trustees who are not affiliates or associates of such persons). In addition, pursuant to a provision in the Company’s bylaws, we have opted out of the MGCL’s control share provisions of the MGCL. However, the Company’s board of trustees may by resolution opt into the business combination provisions and we may, by amending the Company’s bylaws, opt into the control share provisions of the MGCL in the future.

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

    The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under the Code, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS, provided, however, losses in our TRS arising in taxable years beginning after December 31, 2021, may only be carried forward and may only be deducted against 80% of future taxable income in the TRS.

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

    The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2. PROPERTIES

    The following table summarizes certain key single-family properties metrics as of December 31, 2021:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,498	9.8%	$1,107.9	9.8%	$201,504	2,165	17.3	2016
Dallas-Fort Worth, TX	4,320	7.7%	735.8	6.5%	170,321	2,116	17.6	2014
Charlotte, NC	3,897	6.9%	794.0	7.0%	203,751	2,099	17.1	2015
Phoenix, AZ	3,296	5.8%	632.7	5.6%	191,969	1,836	18.0	2015
Houston, TX	2,914	5.2%	495.7	4.4%	170,106	2,099	15.9	2014
Nashville, TN	3,067	5.4%	700.2	6.2%	228,285	2,107	15.6	2015
Indianapolis, IN	2,919	5.2%	478.2	4.2%	163,831	1,928	19.0	2014
Tampa, FL	2,635	4.7%	559.4	4.9%	212,303	1,942	14.9	2015
Jacksonville, FL	2,721	4.8%	540.2	4.8%	198,525	1,939	14.4	2015
Raleigh, NC	2,165	3.8%	417.8	3.7%	192,990	1,883	16.2	2015
Columbus, OH	2,139	3.8%	392.3	3.5%	183,419	1,870	19.7	2015
Cincinnati, OH	2,104	3.7%	393.3	3.5%	186,948	1,851	19.1	2014
Orlando, FL	1,824	3.2%	355.6	3.1%	194,952	1,901	18.8	2015
Greater Chicago area, IL and IN	1,700	3.0%	317.2	2.8%	186,612	1,870	20.3	2013
Salt Lake City, UT	1,762	3.1%	492.7	4.4%	279,643	2,212	16.6	2015
Charleston, SC	1,463	2.6%	319.6	2.8%	218,479	1,974	11.8	2016
Las Vegas, NV	1,515	2.7%	351.5	3.1%	232,029	1,875	14.6	2015
Austin, TX	794	1.4%	160.3	1.4%	201,922	1,965	13.0	2015
San Antonio, TX	1,292	2.3%	238.1	2.1%	184,267	1,946	13.8	2015
Savannah/Hilton Head, SC	974	1.7%	187.3	1.7%	192,293	1,884	13.5	2016
All Other (2)	7,366	13.2%	1,650.6	14.5%	224,087	1,905	17.1	2015
Total/Average	56,365	100.0%	$11,320.4	100.0%	$200,841	1,988	16.8	2015
(1)Excludes 659 single-family properties classified as held for sale as of December 31, 2021.
(2)Represents 15 markets in 13 states.

    For details on material encumbrances on our properties, see “Schedule III—Real Estate and Accumulated Depreciation” included in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

Property and Management

    We lease office space in Calabasas, California for our current company headquarters, own commercial real estate in Las Vegas, Nevada for our operational headquarters and where certain of our officers are located and lease office space in 25 locations in 15 states.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our Class A common shares have traded on the New York Stock Exchange (“NYSE”) under the symbol “AMH” since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. On February 23, 2022, the last reported sales price per share of our Class A common shares was $37.23. The Company’s Class B common shares and the Operating Partnership’s Class A units are not publicly traded.

Shareholders / Unitholders

    As of the close of business on February 23, 2022, there were approximately 29 holders of record of the Company’s Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees), one shareholder of record of the Company’s Class B common shares and approximately 11 holders of record of the Operating Partnership’s Class A units (including AH4R’s general partnership interest).

Distributions

    The Company’s board of trustees declared total distributions of $0.40 and $0.20 per Class A and Class B common share during the years ended December 31, 2021 and 2020, respectively. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of the Company’s board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code; utilization of AH4R’s net operating loss (“NOL”) carryforwards; and such other factors as the Company’s board of trustees deems relevant. To maintain our qualification as a REIT, AH4R must generally make annual distributions to our shareholders of at least 90% of our REIT taxable income for the current taxable year, determined without regard to deductions for dividends paid and any net capital gains. AH4R intends to use its NOL (to the extent available) to reduce AH4R’s REIT taxable income and to pay quarterly distributions to our shareholders, and the Operating Partnership intends to pay quarterly distributions to the Operating Partnership’s unitholders, including AH4R, which distributions, in the aggregate, approximately equal or exceed AH4R’s net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have first paid all cumulative distributions on our Series F, Series G and Series H perpetual preferred shares. The distribution preference of our Series F, Series G and Series H perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares.    The following table displays the estimated income tax treatment of distributions on our Class A and Class B common shares and Series D, Series E, Series F, Series G and Series H perpetual preferred shares for the years ended December 31, 2021 and 2020:

	2021				2020
	Ordinary dividend income (1)	Qualified dividend income	Capital gains (2)(3)(4)	Total	Ordinary dividend income (1)	Qualified dividend income	Capital gains (2)(3)	Total
Common Shares	73.1%	0.7%	26.2%	100.0%	54.9%	1.1%	44.0%	100.0%
Perpetual Preferred Shares:
Series D	73.1%	0.7%	26.2%	100.0%	54.9%	1.1%	44.0%	100.0%
Series E	73.1%	0.7%	26.2%	100.0%	54.9%	1.1%	44.0%	100.0%
Series F	73.1%	0.7%	26.2%	100.0%	54.9%	1.1%	44.0%	100.0%
Series G	73.1%	0.7%	26.2%	100.0%	54.9%	1.1%	44.0%	100.0%
Series H	73.1%	0.7%	26.2%	100.0%	54.9%	1.1%	44.0%	100.0%
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
(3)Pursuant to Treasury Regulation §1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends reported on Form 1099-DIV, Box 2a, Total Capital Gain Distributions for purposes of IRC Section 1061. IRC Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2021 and 2020 distributions, since all capital gain dividends relate to IRC Section 1231 gains. Shareholders should consult with their tax advisors to determine whether IRC Section 1061 applies to their capital gain dividends.
(4)100.0% of the capital gain distributions represent gain from dispositions of U.S. real property interests pursuant to IRC Section 897 for foreign shareholders.

Stock Performance Graph

    This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be incorporated by reference into any filing by us under the Securities Act except as expressly set forth in such filing.

    The following graph compares the cumulative total return on our Class A common shares from December 31, 2016 to the NYSE closing price per share on December 31, 2021, with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on December 31, 2016, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among American Homes 4 Rent, the S&P 500 Index and the MSCI U.S. REIT Index

200
175
150
125
100
75
Index Value
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
AH4R
S&P 500
MSCI U.S. REIT

    The following table provides the same information in tabular form:

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
American Homes 4 Rent	$100.00	$103.96	$97.50	$123.52	$135.52	$172.37
S&P 500	$100.00	$117.73	$112.04	$138.40	$153.24	$177.79
MSCI U.S. REIT	$100.00	$100.82	$92.53	$112.62	$101.96	$139.16

ITEM 6. [RESERVED]

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

    This section of this Form 10-K generally discusses the years ended December 31, 2021 and 2020. A discussion of the year ended December 31, 2019 is available at Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

    We are a Maryland REIT focused on acquiring, developing, renovating, leasing and operating single-family homes as rental properties. The Operating Partnership is the entity through which we conduct substantially all of our business and own, directly or through subsidiaries, substantially all of our assets. We commenced operations in November 2012.

    As of December 31, 2021, we owned 57,024 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) in 22 states, including 659 properties held for sale, compared to 53,584 single-family properties in 22 states, including 711 properties held for sale, as of December 31, 2020. As of December 31, 2021, 53,637, or 95.2%, of our total properties (excluding properties held for sale) were occupied, compared to 51,271, or 97.0%, of our total properties (excluding properties held for sale) as of December 31, 2020. Also, as of December 31, 2021, the Company had an additional 1,942 properties held in unconsolidated joint ventures, compared to 1,293 properties held in unconsolidated joint ventures as of December 31, 2020. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

    The following table summarizes certain key single-family properties metrics as of December 31, 2021:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,498	9.8%	$1,107.9	9.8%	$201,504	2,165	17.3	2016
Dallas-Fort Worth, TX	4,320	7.7%	735.8	6.5%	170,321	2,116	17.6	2014
Charlotte, NC	3,897	6.9%	794.0	7.0%	203,751	2,099	17.1	2015
Phoenix, AZ	3,296	5.8%	632.7	5.6%	191,969	1,836	18.0	2015
Houston, TX	2,914	5.2%	495.7	4.4%	170,106	2,099	15.9	2014
Nashville, TN	3,067	5.4%	700.2	6.2%	228,285	2,107	15.6	2015
Indianapolis, IN	2,919	5.2%	478.2	4.2%	163,831	1,928	19.0	2014
Tampa, FL	2,635	4.7%	559.4	4.9%	212,303	1,942	14.9	2015
Jacksonville, FL	2,721	4.8%	540.2	4.8%	198,525	1,939	14.4	2015
Raleigh, NC	2,165	3.8%	417.8	3.7%	192,990	1,883	16.2	2015
Columbus, OH	2,139	3.8%	392.3	3.5%	183,419	1,870	19.7	2015
Cincinnati, OH	2,104	3.7%	393.3	3.5%	186,948	1,851	19.1	2014
Orlando, FL	1,824	3.2%	355.6	3.1%	194,952	1,901	18.8	2015
Greater Chicago area, IL and IN	1,700	3.0%	317.2	2.8%	186,612	1,870	20.3	2013
Salt Lake City, UT	1,762	3.1%	492.7	4.4%	279,643	2,212	16.6	2015
Charleston, SC	1,463	2.6%	319.6	2.8%	218,479	1,974	11.8	2016
Las Vegas, NV	1,515	2.7%	351.5	3.1%	232,029	1,875	14.6	2015
Austin, TX (3)	794	1.4%	160.3	1.4%	201,922	1,965	13.0	2015
San Antonio, TX (3)	1,292	2.3%	238.1	2.1%	184,267	1,946	13.8	2015
Savannah/Hilton Head, SC	974	1.7%	187.3	1.7%	192,293	1,884	13.5	2016
All Other (2)	7,366	13.2%	1,650.6	14.5%	224,087	1,905	17.1	2015
Total/Average	56,365	100.0%	$11,320.4	100.0%	$200,841	1,988	16.8	2015
(1)Excludes 659 single-family properties held for sale as of December 31, 2021.
(2)Represents 15 markets in 13 states.
(3)286 properties were reclassified from Austin, TX to San Antonio, TX during the year ended December 31, 2021 as a result of property reassignments between district offices.

    The following table summarizes certain key leasing metrics as of December 31, 2021:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	92.3%	$1,839	12.0	6.4	9.1%
Dallas-Fort Worth, TX	96.5%	1,920	12.1	6.1	7.2%
Charlotte, NC	95.6%	1,778	12.3	6.3	8.0%
Phoenix, AZ	97.6%	1,659	12.0	5.7	12.8%
Houston, TX	94.8%	1,752	12.4	6.1	5.6%
Nashville, TN	93.1%	1,899	12.0	6.2	7.2%
Indianapolis, IN	93.4%	1,612	12.1	6.3	8.5%
Tampa, FL	94.9%	1,878	12.0	6.3	8.6%
Jacksonville, FL	93.6%	1,770	12.0	6.2	8.9%
Raleigh, NC	95.3%	1,679	12.4	6.2	7.4%
Columbus, OH	94.0%	1,888	12.0	6.0	7.8%
Cincinnati, OH	92.0%	1,793	12.0	6.3	8.0%
Orlando, FL	95.0%	1,857	12.0	5.6	7.1%
Greater Chicago area, IL and IN	97.8%	2,005	12.3	6.2	7.5%
Salt Lake City, UT	89.8%	2,069	12.1	6.4	8.9%
Charleston, SC	85.8%	2,013	12.0	6.5	7.7%
Las Vegas, NV	77.7%	2,085	11.9	6.2	9.9%
Austin, TX	91.7%	1,853	12.2	6.3	7.3%
San Antonio, TX	88.7%	1,701	12.1	5.9	6.9%
Savannah/Hilton Head, SC	92.4%	1,740	12.0	6.7	8.6%
All Other (6)	90.4%	1,875	12.0	6.3	8.0%
Total/Average	93.1%	$1,831	12.1	6.2	8.2%
(1)Leasing information excludes 659 single-family properties held for sale as of December 31, 2021.
(2)For the year ended December 31, 2021, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the year ended December 31, 2021, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the year, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the year ended December 31, 2021, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Factors That Affect Our Results of Operations and Financial Condition

    Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Currently, the most significant factor impacting our results of operations and financial condition is the effect of the COVID-19 pandemic, which is discussed above. Other key factors that impact our results of operations and financial condition include the pace at which we identify and acquire suitable land and properties, the time and cost required to renovate the acquired properties, the pace and cost of our property developments, the time to lease newly acquired or developed properties at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, our ability to raise capital and our capital structure. Additionally, recent supply chain disruptions, inflationary increases in labor and material costs and labor shortages have impacted and may continue to impact certain aspects of our business, including our AMH Development Program, our renovation program associated with recently acquired properties and our maintenance program.

    Property Acquisitions, Development and Dispositions

    Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the year ended December 31, 2021, we developed or acquired 3,921 homes for our consolidated portfolio, including 1,368 newly constructed properties delivered through our AMH Development Program and 2,553 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 481 homes sold. During the year ended December 31, 2021, we also developed an additional 686 newly constructed properties which were delivered to our unconsolidated joint ventures, aggregating to 2,054 total program deliveries through our AMH Development Program.

    Our properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of December 31, 2021 and 2020, there were 659 and 711 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

    Property Operations

    Homes added to our portfolio through new construction channels include properties developed through our internal AMH Development Program and newly constructed properties acquired from third-party developers through our National Builder Program. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, historically it has taken approximately four to six months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $250,000 and $400,000 to acquire and develop land and build a rental home. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

    Homes added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs between $20,000 and $40,000 to renovate a home acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved to prepare our homes for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. On average, it has taken approximately 20 to 90 days to complete the renovation process, which will fluctuate based on our overall acquisition volume as well as availability of construction labor and materials.

    Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. On average, it takes approximately 10 to 30 days to lease a property after acquiring or developing a new property through our new construction channels and 20 to 40 days after completing the renovation process for a traditionally acquired property. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. On average, it takes approximately 30 to 50 days to complete the turnover process.

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

    Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 5.3% for the year ended December 31, 2021 and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 29.8% and 33.4% for the years ended December 31, 2021 and 2020, respectively.

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

    Seasonality

    We believe that our business and related operating results will be impacted by seasonal factors throughout the year. Historically, we have experienced higher levels of tenant move-outs and move-ins during the late spring and summer months, which impacts both our rental revenues and related turnover costs. Our property operating costs are seasonally impacted in certain markets for expenses such as HVAC repairs, turn costs and landscaping expenses during the summer season. Additionally, our single-family properties are at greater risk in certain markets for adverse weather conditions such as hurricanes in the late summer months and extreme cold weather in the winter months.

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

Results of Operations

    Net income totaled $210.6 million for the year ended December 31, 2021, compared to $154.8 million for the year ended December 31, 2020. This increase was primarily due to a larger number of occupied properties resulting from growth in the Company’s portfolio and higher rental rates and fees, as well as an increase in gain on sale and impairment of single-family properties and other, net.

    During the year ended December 31, 2021, the Company reclassified certain impairment charges related to homes classified as held for sale from other expenses to gain on sale and impairment of single-family properties and other, net within the consolidated statements of operations. The Company also reclassified other revenues and the remaining other expenses to other income and expense, net within the consolidated statements of operations. The reclassification had no impact to net income, core revenues, core property operating expenses, Core NOI, Core FFO and Adjusted FFO attributable to common share and unit holders, Adjusted EBITDAre or Fully Adjusted EBITDAre.

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

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

    The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$964,193		$162,215		$1,126,408
Fees from single-family properties	18,609		3,951		22,560
Bad debt	(18,524)		(4,866)		(23,390)
Core revenues	964,278		161,300		1,125,578

Property tax expense	164,399	17.0%	26,593	16.5%	190,992	17.0%
HOA fees, net (2)	18,413	1.9%	3,167	2.0%	21,580	1.9%
R&M and turnover costs, net (2)	76,329	8.0%	14,827	9.2%	91,156	8.1%
Insurance	9,766	1.0%	1,982	1.2%	11,748	1.0%
Property management expenses, net (3)	73,994	7.7%	16,292	10.1%	90,286	8.0%
Core property operating expenses	342,901	35.6%	62,861	39.0%	405,762	36.0%

Core NOI	$621,377	64.4%	$98,439	61.0%	$719,816	64.0%

	For the Year Ended December 31, 2020
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$903,848		$113,974		$1,017,822
Fees from single-family properties	14,044		2,307		16,351
Bad debt	(18,902)		(3,564)		(22,466)
Core revenues	898,990		112,717		1,011,707

Property tax expense	158,493	17.6%	21,647	19.2%	180,140	17.8%
HOA fees, net (2)	17,088	1.9%	2,566	2.3%	19,654	1.9%
R&M and turnover costs, net (2)	71,220	8.0%	11,916	10.5%	83,136	8.2%
Insurance	8,346	0.9%	1,346	1.2%	9,692	1.0%
Property management expenses, net (3)	72,300	8.0%	12,685	11.3%	84,985	8.4%
Core property operating expenses	327,447	36.4%	50,160	44.5%	377,607	37.3%

Core NOI	$571,543	63.6%	$62,557	55.5%	$634,100	62.7%
(1)Includes 46,461 properties that have been stabilized longer than 90 days prior to January 1, 2020.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

    The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the years ended December 31, 2021 and 2020 (amounts in thousands):

	For the Years Ended December 31,
	2021	2020
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,303,882	$1,172,514
Tenant charge-backs	(178,304)	(160,807)
Core revenues	1,125,578	1,011,707
Less: Non-Same-Home core revenues	161,300	112,717
Same-Home core revenues	$964,278	$898,990

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$490,205	$450,267
Property management expenses	96,865	89,892
Noncash share-based compensation - property management	(3,004)	(1,745)
Expenses reimbursed by tenant charge-backs	(178,304)	(160,807)
Core property operating expenses	405,762	377,607
Less: Non-Same-Home core property operating expenses	62,861	50,160
Same-Home core property operating expenses	$342,901	$327,447

Core NOI and Same-Home Core NOI
Net income	$210,559	$154,829
Gain on sale and impairment of single-family properties and other, net	(49,696)	(38,773)
Depreciation and amortization	372,848	343,153
Acquisition and other transaction costs	15,749	9,298
Noncash share-based compensation - property management	3,004	1,745
Interest expense	114,893	117,038
General and administrative expense	56,444	48,517
Other income and expense, net	(3,985)	(1,707)
Core NOI	719,816	634,100
Less: Non-Same-Home Core NOI	98,439	62,557
Same-Home Core NOI	$621,377	$571,543

Rents and Other Single-Family Property Revenues

    Rents and other single-family property revenues increased 11.2% to $1.30 billion for the year ended December 31, 2021, compared to $1.17 billion for the year ended December 31, 2020. Revenue growth was driven by an increase in our average occupied portfolio which grew to 52,542 homes for the year ended December 31, 2021, compared to 50,065 homes for the year ended December 31, 2020, as well as higher rental rates and fees.

Property Operating Expenses

    Property operating expenses increased 8.9% to $490.2 million for the year ended December 31, 2021 from $450.3 million for the year ended December 31, 2020. This increase was primarily a result of inflationary increases and growth in our portfolio.

Property Management Expenses

    Property management expenses for the years ended December 31, 2021 and 2020 were $96.9 million and $89.9 million, respectively, which included $3.0 million and $1.7 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs as a result of inflationary increases and growth in our portfolio as well as higher noncash share-based compensation expense.

Core Revenues from Same-Home Properties

    Core revenues from Same-Home properties increased 7.3% to $964.3 million for the year ended December 31, 2021 from $899.0 million for the year ended December 31, 2020. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 5.3% to $1,773 per month for the year ended December 31, 2021 compared to $1,684 per month for the year ended December 31, 2020, a rise in the Average Occupied Days Percentage, which increased to 97.6% for the year ended December 31, 2021 compared to 96.3% for the year ended December 31, 2020, and higher fees.

Core Property Operating Expenses from Same-Home Properties

    Core property operating expenses consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.7% to $342.9 million for the year ended December 31, 2021 from $327.4 million for the year ended December 31, 2020, primarily driven by annual growth in property tax expense and other inflationary increases.

General and Administrative Expense

    General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the years ended December 31, 2021 and 2020 was $56.4 million and $48.5 million, respectively, which included $9.4 million and $6.6 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs to support growth in our business as well as outsized performance-based bonuses during the year ended December 31, 2021, and higher noncash share-based compensation expense.

Interest Expense

    Interest expense decreased 1.8% to $114.9 million for the year ended December 31, 2021 from $117.0 million for the year ended December 31, 2020. This decrease was primarily due to additional capitalized interest during the year ended December 31, 2021 related to an increase in our development activities under our AMH Development Program and an increase in acquired properties that underwent initial renovation, partially offset by additional interest from the issuance of the 2031 and 2051 unsecured senior notes during July 2021 and increased borrowings under the revolving credit facility.

Acquisition and Other Transaction Costs

    Acquisition and other transaction costs consists primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the years ended December 31, 2021 and 2020 were $15.7 million and $9.3 million, respectively, which included $5.4 million and $1.5 million, respectively, of noncash share-based compensation expense related to employees in these functions. The increase in acquisition and other transaction costs was primarily related to higher noncash share-based compensation expense as well as higher acquisition costs associated with the growth of our portfolio.

Depreciation and Amortization

    Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 8.7% to $372.8 million for the year ended December 31, 2021 from $343.2 million for the year ended December 31, 2020 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

    Gain on sale and impairment of single-family properties and other, net was $49.7 million and $38.8 million for the years ended December 31, 2021 and 2020, respectively, which included $0.2 million and $2.0 million of impairment charges, respectively, related to homes classified as held for sale. The increase was primarily due to higher net gains on property sales and lower impairment charges. Also included in gain on sale and impairment of single-family properties, net during the year ended December 31, 2020 was a

$3.5 million noncash write-down associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. merger in February 2016.

Other Income and Expense, net

    Other income and expense, net was $4.0 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. Also included in other income and expense, net for the year ended December 31, 2020 was a net expense of $2.9 million related to a legal matter involving a former employee.

Critical Accounting Estimates

    Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could ultimately differ from these estimates. Listed below are those policies that management believes involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or our results of operations. There are other items within the financial statements that require estimation, but they are not considered critical as they do not require significant judgment or are immaterial.

    Investments in Real Estate - Estimating Purchase Price Allocation

    Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge obtained from historical transactions, its AMH Development Program and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense. For example, if a greater portion of the fair value is allocated to land, which does not depreciate, our net income would be higher. Typically, we allocate between 15% to 30% of the purchase price of properties to land. For the year ended December 31, 2021, the Company purchased 2,638 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $840.0 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

    Impairment of Long-Lived Assets - Estimating Future Cash Flows

    We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. No significant impairments on operating properties were recorded during the years ended December 31, 2021, 2020 and 2019.

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

    Sources of Capital

    We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), asset-backed securitizations, property dispositions and joint venture transactions. We have financed our operations, acquisitions and development expenditures to date through the issuance of equity securities, borrowings under our credit facilities, asset-backed securitizations and unsecured senior notes, and proceeds from the sale of single-family properties. Going forward, we expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. We believe our rental income, net of operating expenses and recurring capital expenditures, will generally provide cash flow sufficient to fund our operations and dividend distributions. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives including drawing on our revolving credit facility.

    Our liquidity and capital resources as of December 31, 2021 included cash and cash equivalents of $48.2 million. Additionally, as of December 31, 2021, we had $350.0 million of outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $1.25 billion, of which $1.6 million was committed to outstanding letters of credit. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

    Uses of Capital

    Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter consist of (i) contractually obligated expenditures, including payments of principal and interest, (ii) other essential expenditures, including property operating expenses, HOA fees (as applicable), real estate taxes, maintenance capital expenditures, general and administrative expenses and dividends on our equity securities including those paid in accordance with REIT distribution requirements, and (iii) opportunistic expenditures, including to pay for the acquisition, development and renovation of our properties and repurchases of our securities.

    With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. See Note 7. Debt, Note 8. Accounts Payable and Accrued Expenses and Note 14. Commitments and Contingencies to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K for a discussion of our material short-term and long-term cash requirements. A summary of our contractual obligations as of December 31, 2021 is presented below (in thousands):

		Payments by Period
	Total	Less than 1 year	Thereafter
Debt maturities (1)	$3,924,181	$20,714	$3,903,467
Interest on debt obligations (2)	951,121	148,763	802,358
Operating lease obligations	20,998	3,140	17,858
Purchase obligations (3)	569,333	490,234	79,099
Total	$5,465,633	$662,851	$4,802,782
(1)Amounts represent principal amounts due and exclude unamortized discounts and deferred financing costs.
(2)Represents estimated future interest payments on our debt instruments based on applicable interest rates as of December 31, 2021 and assumes the repayment of the AMH 2015-1 and 2015-2 securitizations on their anticipated repayment dates in 2025. The fully extended maturity dates for the AMH 2015-1 and 2015-2 securitizations are in 2045 and the interest rates increase on the anticipated repayment dates in 2025. If the AMH 2015-1 and 2015-2 securitizations are not repaid on the anticipated repayment dates in 2025, our interest on debt obligations above would increase. Future interest payments on debt obligations would also be impacted by the level of borrowing on our revolving credit facility in the future.
(3)Represents commitments to acquire 482 single-family properties for an aggregate purchase price of $160.4 million, as well as $409.0 million in purchase commitments for land relating to our AMH Development Program.

    Cash Flows

    The following table summarizes the Company’s and the Operating Partnership’s cash flows for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020	Change
Net cash provided by operating activities	$595,200	$474,100	$121,100
Net cash used for investing activities	(1,733,465)	(642,925)	(1,090,540)
Net cash provided by financing activities	1,064,955	269,783	795,172
Net (decrease) increase in cash, cash equivalents and restricted cash	$(73,310)	$100,958	$(174,268)

    Operating Activities

    Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $121.1 million, or 25.5%, from $474.1 million during the year ended December 31, 2020 to $595.2 million during the year ended December 31, 2021, primarily as a result of increased cash flows generated from a larger number of occupied properties and increases in rental rates on lease renewals and re-leasing of our single-family properties as well as higher fees, partially offset by higher cash outflows for property taxes and other property related expenses associated with the growth in our portfolio.

    Investing Activities

	For the Years Ended December 31,		Change
	2021	2020
Sources of cash from investing activities:
Net proceeds received from sales of single-family properties and other	$132,072	$228,566	$(96,494)
Distributions from joint ventures	57,550	129,007	(71,457)
Proceeds received from hurricane-related insurance claims	4,842	3,705	1,137
Payments received on notes for sale of properties	1,253	—	1,253
	$195,717	$361,278	$(165,561)
Uses of cash for investing activities:
Cash paid for single-family properties	$(850,071)	$(269,273)	$(580,798)
Cash paid for development activity	(824,247)	(564,241)	(260,006)
Recurring and other capital expenditures for single-family properties	(122,551)	(104,819)	(17,732)
Renovations to single-family properties	(47,681)	(16,968)	(30,713)
Change in escrow deposits for purchase of single-family properties	(33,005)	(374)	(32,631)
Investment in unconsolidated joint ventures	(29,260)	(29,834)	574
Other purchases of productive assets	(22,367)	(18,694)	(3,673)
	$(1,929,182)	$(1,004,203)	$(924,979)

Net cash used for investing activities	$(1,733,465)	$(642,925)	$(1,090,540)

    Net cash used for investing activities increased $1.09 billion, or 169.6%, from $642.9 million during the year ended December 31, 2020 to $1.73 billion during the year ended December 31, 2021. Our investing activities are most significantly impacted by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels increased $873.4 million during the year ended December 31, 2021. Renovations to single-family properties increased as a result of an increased volume in purchases of homes through our traditional acquisition channel. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in this strategic expansion. Net proceeds received from sales of single-family properties and other decreased as a result of a decrease in homes sold. Recurring and other capital expenditures for single-family properties increased as a result of investments in properties to increase future revenues or reduce maintenance expenditures. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future. Net cash used for investing activities also increased as a result of a reduction in distributions, net of investments, from our unconsolidated joint ventures and an increase in purchases of other productive assets during the year ended December 31, 2021. These increased cash outflows were partly offset by increased proceeds received from hurricane-related insurance claims and payments received on notes for sale of properties.

    Financing Activities

    Net cash provided by financing activities increased $795.2 million from $269.8 million during the year ended December 31, 2020 to $1.06 billion during the year ended December 31, 2021 primarily due to the debt and equity activity described below.

    Debt

    As of December 31, 2021, the Company had outstanding asset-backed securitizations with varying maturities starting in 2024 with an aggregate principal amount of $1.92 billion and outstanding unsecured senior notes with varying maturities starting in 2028 with an aggregate principal amount of $1.65 billion. The Company also amended its existing revolving credit facility during the year ended December 31, 2021 to provide for maximum borrowings of up to $1.25 billion and extend its maturity date to 2025 with two six-month extension options at the Company’s election if certain conditions are met. As of December 31, 2021, the Company had $350.0 million of outstanding borrowings under its revolving credit facility.

    During the year ended December 31, 2021, the Company issued $750.0 million of unsecured senior notes, receiving $737.2 million in proceeds, net of a discount, and paid $18.0 million in deferred financing costs and $4.0 million for the settlement of a treasury lock (see Note 12. Fair Value) in connection with the issuances. The Company also borrowed $1.41 billion and repaid $1.06 billion on its revolving credit facility and repaid $24.3 million on its asset-backed securitizations. During the year ended December 31, 2020, the Company borrowed and fully repaid $130.0 million on its revolving credit facility and repaid $22.5 million on its asset-backed securitizations.

    For additional information regarding the Company’s debt issuances, see Note 7. Debt to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

    Class A Common Share Offering

    During the second quarter of 2021, the Company completed an underwritten public offering for 18,745,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 5,500,000 shares were issued directly by the Company and 13,245,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “2021 Forward Sale Agreements”) for these 13,245,000 shares which are accounted for in equity. The Company received net proceeds of $194.0 million from the 5,500,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used the net proceeds to repay indebtedness under its revolving credit facility, to partially fund the redemption of its Series D and Series E perpetual preferred shares discussed below and for general corporate purposes.

    The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third and fourth quarters of 2021, the Company issued and physically settled all 13,245,000 Class A common shares under the 2021 Forward Sale Agreements, receiving net proceeds of $463.5 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used these net proceeds for general corporate purposes including property acquisitions and developments.

    Redemptions of Perpetual Preferred Shares

    During the second quarter of 2021, the Company redeemed all 10,750,000 shares of the outstanding 6.500% Series D perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series D perpetual preferred units. As a result of the redemption, the Company recorded an $8.5 million allocation of income to the Series D perpetual preferred shareholders within the consolidated statements of operations during the year ended December 31, 2021, which represents the initial liquidation value of the Series D perpetual preferred shares in excess of their carrying value as of the redemption date.

    During the second quarter of 2021, the Company redeemed all 9,200,000 shares of the outstanding 6.350% Series E perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series E perpetual preferred units. As a result of the redemption, the Company recorded a $7.4 million allocation of income to the Series E perpetual preferred shareholders within the consolidated statements of operations during the year ended December 31, 2021, which represents the initial liquidation value of the Series E perpetual preferred shares in excess of their carrying value as of the redemption date.

    At-the-Market Common Share Offering Program

    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the year ended December 31, 2021, the Company issued 1,749,286 Class A common shares under the At-the-Market Program, raising $72.3 million in gross proceeds before commissions and other expenses of approximately $1.1 million. During the year ended December 31, 2020, the Company issued 86,130 Class A common shares under the At-the-Market Program, raising $2.4 million in gross proceeds before commissions and other expenses of approximately $0.4 million. As of December 31, 2021, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

    Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2021 and 2020, we did not repurchase and retire any of our Class A common shares or preferred shares. As of December 31, 2021, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

    Distributions

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. AH4R had an NOL for U.S. federal income tax purposes of an estimated $25.4 million as of December 31, 2021 and $68.6 million as of December 31, 2020. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

    During the years ended December 31, 2021 and 2020, the Company distributed an aggregate $207.3 million and $126.6 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

Off-Balance Sheet Arrangements

    We have no off-balance sheet arrangements that we believe are reasonably likely to have a material impact on our financial condition.

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

    The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the years ended December 31, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2021	2020
Net income attributable to common shareholders	$135,290	$85,246
Adjustments:
Noncontrolling interests in the Operating Partnership	21,467	14,455
Gain on sale and impairment of single-family properties and other, net	(49,696)	(38,773)
Adjustments for unconsolidated joint ventures	1,873	1,352
Depreciation and amortization	372,848	343,153
Less: depreciation and amortization of non-real estate assets	(11,151)	(9,016)
FFO attributable to common share and unit holders	$470,631	$396,417
Adjustments:
Acquisition, other transaction costs and other (1)	15,749	12,889
Noncash share-based compensation - general and administrative	9,361	6,573
Noncash share-based compensation - property management	3,004	1,745
Redemption of perpetual preferred shares	15,879	—
Core FFO attributable to common share and unit holders	$514,624	$417,624
Recurring Capital Expenditures	(52,134)	(46,048)
Leasing costs	(3,422)	(4,070)
Adjusted FFO attributable to common share and unit holders	$459,068	$367,506
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

    The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the years ended December 31, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2021	2020
Net income	$210,559	$154,829
Interest expense	114,893	117,038
Depreciation and amortization	372,848	343,153
EBITDA	$698,300	$615,020

Gain on sale and impairment of single-family properties and other, net	(49,696)	(38,773)
Adjustments for unconsolidated joint ventures	1,873	1,352
EBITDAre	$650,477	$577,599

Noncash share-based compensation - general and administrative	9,361	6,573
Noncash share-based compensation - property management	3,004	1,745
Acquisition, other transaction costs and other (1)	15,749	12,889
Adjusted EBITDAre	$678,591	$598,806

Recurring Capital Expenditures	(52,134)	(46,048)
Leasing costs	(3,422)	(4,070)
Fully Adjusted EBITDAre	$623,035	$548,688
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

    All borrowings under our revolving credit facility bear interest at LIBOR plus a margin of 1.10% until the fully extended maturity date of April 2026 and are subject to a zero percent LIBOR floor. As of December 31, 2021, the Company had $350 million of outstanding variable rate debt under its revolving credit facility. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility. Assuming no change in the outstanding balance of our existing variable rate debt, a hypothetical 100 basis point increase or decrease in LIBOR would increase or decrease our projected annual interest expense by approximately $3.5 million or $0.4 million, respectively. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

    As of December 31, 2021, the Company had approximately $3.6 billion of fixed rate debt and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows by scheduled maturity, weighted-average interest rates and the estimated fair value of our fixed rate debt as of December 31, 2021 (in thousands):

	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Estimated Fair Value
Fixed rate debt	$20,714	$20,714	$951,862	$10,302	$10,302	$2,560,287	$3,574,181	$3,718,175
Weighted-average interest rate	4.09%	4.09%	4.13%	4.50%	5.04%	5.80%	5.24%

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

    None.

ITEM 9A. CONTROLS AND PROCEDURES

    American Homes 4 Rent

Evaluation of Disclosure Controls and Procedures

    As of December 31, 2021, the Company performed an evaluation, under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Company’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Controls over Financial Reporting

    There have been no changes to the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter of the year ended December 31, 2021, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

    Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

    Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021, which is presented at the end of this “Item 9A. Controls and Procedures.”

    American Homes 4 Rent, L.P.

Evaluation of Disclosure Controls and Procedures

    As of December 31, 2021, the Operating Partnership performed an evaluation, under the supervision of the general partner’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Operating Partnership’s evaluation, the general partner’s CEO and CFO concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Controls over Financial Reporting

    There have been no changes to the Operating Partnership’s internal controls over financial reporting that occurred during the Operating Partnership’s last fiscal quarter of the year ended December 31, 2021, that materially affected, or were reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

    Management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on Internal Control over Financial Reporting

We have audited American Homes 4 Rent’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Homes 4 Rent (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 25, 2022

ITEM 9B. OTHER INFORMATION

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this item with respect to trustees, executive officers and, to the extent applicable, Section 16(a) compliance will be included in the Company’s definitive proxy statement for the 2022 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference.

    The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included in the 2022 Proxy Statement and is incorporated herein by reference.

    The information required by this item with respect to a code of ethics will be included in the 2022 Proxy Statement and is incorporated herein by reference. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this item, other than the table below, will be included in the 2022 Proxy Statement and is incorporated herein by reference.

    The following table sets forth information as of December 31, 2021 for the Company’s equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	824,300	$17.89	9,416,422
Equity compensation plans not approved by security holders	—	$—	—
(1)The Company’s equity compensation plans, the 2012 Equity Incentive Plan and the 2021 Equity Incentive Plan (collectively, the “Plans”), are described more fully in Note 10. Share-Based Compensation to the consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K. The Plans were approved by the Company’s shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

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

4.8
Third Supplemental Indenture, dated as of July 8, 2021, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 8, 2021.)

4.9	Form of Global Note representing the 2031 Notes (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 8, 2021.)

4.10
Fourth Supplemental Indenture, dated as of July 8, 2021, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed July 8, 2021.)

4.11	Form of Global Note representing the 2051 Notes (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed July 8, 2021.)

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

10.9	Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.10	Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 2, 2015.)

10.11	Tenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed February 26, 2016.)

10.12	Eleventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2016.)

10.13	Twelfth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2016.)

10.14	Thirteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 21, 2017.)

10.15	Fourteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 12, 2017.)

Exhibit Number		Exhibit Document
10.16		Fifteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2018.)

10.17		Sixteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 22, 2019.)

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

10.26	†	Form of Restricted Share Agreement (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

10.27	†	Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

10.28	†	American Homes 4 Rent 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021.)

10.29	†	Form of Restricted Share Unit Agreement – Retention (2021). Filed herewith.

10.30	†	Form of Restricted Share Unit Agreement – Time-Vesting for Vice Presidents and Above (2021). Filed herewith.

10.31	†	Form of Restricted Share Unit Agreement – Performance-Vesting for Vice Presidents and Above (2021). Filed herewith.

10.32	†	Form of Restricted Share Unit Agreement for Non-Management Trustees (2021). Filed herewith.

10.33	†
Form of Indemnification Agreement with Trustees and Executive Officers (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.34		Amendment Number Seven to the Master Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2016.)

10.35
Amended and Restated Credit Agreement, dated April 15, 2021, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders.( Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2021)

10.36	†	Form of Severance and Change of Control Letter Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022.)

21.1		List of Subsidiaries of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

23.1		Consent of independent registered public accounting firm of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

24.1		Power of Attorney (included on the signature page of this Form 10-K). Filed herewith.

31.1		Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

Exhibit Number	Exhibit Document
31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
†    Indicates management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

    None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Purchase price accounting
Description of the Matter
For the year ended December 31, 2021, the Company completed the acquisition of 2,638 single-family properties for a total purchase price of $840.0 million. As explained in Note 2 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, are recorded at the price to acquire the single-family property, including acquisition costs. The purchase price is allocated to the acquired components, which consist principally of land and buildings, based upon their relative fair values, which were determined using the Company’s own knowledge obtained from published market data such as county tax assessment records and supplemented by the Company’s historical cost to construct a home.

Auditing the accounting for the Company’s 2021 acquisitions of single-family properties was challenging because the determination of the relative fair values of the acquired land and buildings involved a higher degree of subjectivity due to the lack of availability of direct comparable market information.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired single-family properties, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land and buildings and underlying inputs and assumptions used to develop those estimates. Management’s review of the allocated values included use of historical data and current internal construction costs to validate the reasonableness of the allocated land and building values.

For the 2021 single-family property acquisitions described above, our procedures included, among others, an evaluation of the methods and significant assumptions used by the Company and an evaluation of the sensitivity of changes in the significant assumptions on the purchase price allocation. For a sample of acquisitions, we read the purchase and sale agreements and tested the completeness and accuracy of the underlying data supporting the significant inputs and assumptions. For example, on a sub-market basis, we compared the allocated land and building values to the historical results of single-family properties acquired in the prior years. We also performed a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated land values. In addition, for certain of these asset acquisitions, our valuation specialists performed corroborative calculations to assess whether management’s allocations were supported by observable market data. Specifically, our valuation specialists utilized alternative data sources to develop a range of independent estimates of the land and building fair values to evaluate the reasonableness of management’s allocations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Partners of American Homes 4 Rent, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent, L.P. (the Operating Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Purchase price accounting
Description of the Matter
For the year ended December 31, 2021, the Operating Partnership completed the acquisition of 2,638 single-family properties for a total purchase price of $840.0 million. As explained in Note 2 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, are recorded at the price to acquire the single-family property, including acquisition costs. The purchase price is allocated to the acquired components, which consist principally of land and buildings, based upon their relative fair values, which were determined using the Operating Partnership’s own knowledge obtained from published market data such as county tax assessment records and supplemented by the Operating Partnership’s historical cost to construct a home.

Auditing the accounting for the Operating Partnership’s 2021 acquisitions of single-family properties was challenging because the determination of the relative fair values of the acquired land and buildings involved a higher degree of subjectivity due to the lack of availability of direct comparable market information.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired single-family properties, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land and buildings and underlying inputs and assumptions used to develop those estimates. Management’s review of the allocated values included use of historical data and current internal construction costs to validate the reasonableness of the allocated land and building values.

For the 2021 single-family property acquisitions described above, our procedures included, among others, an evaluation of the methods and significant assumptions used by the Operating Partnership and an evaluation of the sensitivity of changes in the significant assumptions on the purchase price allocation. For a sample of acquisitions, we read the purchase and sale agreements and tested the completeness and accuracy of the underlying data supporting the significant inputs and assumptions. For example, on a sub-market basis, we compared the allocated land and building values to the historical results of single-family properties acquired in the prior years. We also performed a sensitivity analysis to evaluate the impact on the Operating Partnership’s financial statements resulting from changes in allocated land values. In addition, for certain of these asset acquisitions, our valuation specialists performed corroborative calculations to assess whether management’s allocations were supported by observable market data. Specifically, our valuation specialists utilized alternative data sources to develop a range of independent estimates of the land and building fair values to evaluate the reasonableness of management’s allocations.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2017.

Los Angeles, California
February 25, 2022

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Single-family properties:
Land	$2,062,039	$1,836,798
Buildings and improvements	9,258,387	8,163,023
Single-family properties in operation	11,320,426	9,999,821
Less: accumulated depreciation	(2,072,933)	(1,754,433)
Single-family properties in operation, net	9,247,493	8,245,388
Single-family properties under development and development land	882,159	510,365
Single-family properties held for sale, net	114,907	129,026
Total real estate assets, net	10,244,559	8,884,779
Cash and cash equivalents	48,198	137,060
Restricted cash	143,569	128,017
Rent and other receivables	41,587	41,544
Escrow deposits, prepaid expenses and other assets	216,625	163,171
Investments in unconsolidated joint ventures	121,950	93,109
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$10,962,433	$9,593,625

Liabilities
Revolving credit facility	$350,000	$—
Asset-backed securitizations, net	1,908,346	1,927,607
Unsecured senior notes, net	1,622,132	889,805
Accounts payable and accrued expenses	343,526	298,949
Amounts payable to affiliates	—	4,834
Total liabilities	4,224,004	3,121,195

Commitments and contingencies (see Note 14)

Equity
Shareholders' equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 337,362,716 and 316,021,385 shares issued and outstanding at December 31, 2021 and 2020, respectively)	3,374	3,160
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2021 and 2020)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 15,400,000 and 35,350,000 shares issued and outstanding at December 31, 2021 and 2020, respectively)	154	354
Additional paid-in capital	6,492,933	6,223,256
Accumulated deficit	(438,710)	(443,522)
Accumulated other comprehensive income	1,814	5,840
Total shareholders' equity	6,059,571	5,789,094
Noncontrolling interest	678,858	683,336
Total equity	6,738,429	6,472,430

Total liabilities and equity	$10,962,433	$9,593,625

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019
Rents and other single-family property revenues	$1,303,882	$1,172,514	$1,132,137

Expenses:
Property operating expenses	490,205	450,267	433,854
Property management expenses	96,865	89,892	86,908
General and administrative expense	56,444	48,517	43,206
Interest expense	114,893	117,038	127,114
Acquisition and other transaction costs	15,749	9,298	3,224
Depreciation and amortization	372,848	343,153	329,293
Total expenses	1,147,004	1,058,165	1,023,599

Gain on sale and impairment of single-family properties and other, net	49,696	38,773	40,210
Loss on early extinguishment of debt	—	—	(659)
Other income and expense, net	3,985	1,707	8,171

Net income	210,559	154,829	156,260

Noncontrolling interest	21,467	14,455	15,221
Dividends on preferred shares	37,923	55,128	55,128
Redemption of perpetual preferred shares	15,879	—	—

Net income attributable to common shareholders	$135,290	$85,246	$85,911

Weighted-average common shares outstanding:
Basic	324,245,168	306,613,197	299,415,397
Diluted	325,518,291	307,074,747	299,918,966

Net income attributable to common shareholders per share:
Basic	$0.42	$0.28	$0.29
Diluted	$0.41	$0.28	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$210,559	$154,829	$156,260
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	(3,999)	—	—
Reclassification adjustment for amortization of interest expense included in net income	(771)	(963)	(963)
Other comprehensive loss	(4,770)	(963)	(963)
Comprehensive income	205,789	153,866	155,297
Comprehensive income attributable to noncontrolling interests	20,730	14,315	15,073
Dividends on preferred shares	37,923	55,128	55,128
Redemption of perpetual preferred shares	15,879	—	—
Comprehensive income attributable to common shareholders	$131,257	$84,423	$85,096

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2018	296,014,546	$2,960	635,075	$6	35,350,000	$354	$5,732,466	$(491,214)	$7,393	$5,251,965	$721,777	$5,973,742
Share-based compensation	—	—	—	—	—	—	4,808	—	—	4,808	—	4,808
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	803,207	8	—	—	—	—	10,682	—	—	10,690	—	10,690
Redemptions of Class A units	3,289,846	33	—	—	—	—	42,819	—	80	42,932	(42,932)	—
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(55,128)	—	(55,128)	—	(55,128)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10,554)	(10,554)
Common shares ($0.20 per share)	—	—	—	—	—	—	—	(60,065)	—	(60,065)	—	(60,065)
Net income	—	—	—	—	—	—	—	141,039	—	141,039	15,221	156,260
Total other comprehensive loss	—	—	—	—	—	—	—	—	(815)	(815)	(148)	(963)
Balances at December 31, 2019	300,107,599	$3,001	635,075	$6	35,350,000	$354	$5,790,775	$(465,368)	$6,658	$5,335,426	$683,364	$6,018,790
Share-based compensation	—	—	—	—	—	—	9,834	—	—	9,834	—	9,834
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	577,656	6	—	—	—	—	5,354	—	—	5,360	—	5,360
Issuance of Class A common shares, net of offering costs of $600	15,036,130	150	—	—	—	—	413,350	—	—	413,500	—	413,500
Redemptions of Class A units	300,000	3	—	—	—	—	3,943	—	5	3,951	(3,951)	—
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(55,128)	—	(55,128)	—	(55,128)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10,392)	(10,392)
Common shares (0.20 per share)	—	—	—	—	—	—	—	(61,906)	—	(61,906)	—	(61,906)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	(1,494)	—	(1,494)	—	(1,494)
Net income	—	—	—	—	—	—	—	140,374	—	140,374	14,455	154,829
Total other comprehensive loss	—	—	—	—	—	—	—	—	(823)	(823)	(140)	(963)
Balances at December 31, 2020	316,021,385	$3,160	635,075	$6	35,350,000	$354	$6,223,256	$(443,522)	$5,840	$5,789,094	$683,336	$6,472,430

American Homes 4 Rent
Consolidated Statements of Equity (Continued)
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2020	316,021,385	$3,160	635,075	$6	35,350,000	$354	$6,223,256	$(443,522)	$5,840	$5,789,094	$683,336	$6,472,430
Share-based compensation	—	—	—	—	—	—	17,792	—	—	17,792	—	17,792
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	497,045	5	—	—	—	—	1,538	—	—	1,543	—	1,543
Issuance of Class A common shares, net of offering costs of $200	20,494,286	205	—	—	—	—	728,405	—	—	728,610	—	728,610
Redemptions of Class A units	350,000	4	—	—	—	—	4,613	—	7	4,624	(4,624)	—
Redemption of Series D perpetual preferred shares	—	—	—	—	(10,750,000)	(108)	(260,133)	(8,509)	—	(268,750)	—	(268,750)
Redemption of Series E perpetual preferred shares	—	—	—	—	(9,200,000)	(92)	(222,538)	(7,370)	—	(230,000)	—	(230,000)
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(37,923)	—	(37,923)	—	(37,923)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(20,584)	(20,584)
Common shares ($0.40 per share)	—	—	—	—	—	—	—	(130,478)	—	(130,478)	—	(130,478)
Net income	—	—	—	—	—	—	—	189,092	—	189,092	21,467	210,559
Total other comprehensive loss	—	—	—	—	—	—	—	—	(4,033)	(4,033)	(737)	(4,770)
Balances at December 31, 2021	337,362,716	$3,374	635,075	$6	15,400,000	$154	$6,492,933	$(438,710)	$1,814	$6,059,571	$678,858	$6,738,429

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating activities
Net income	$210,559	$154,829	$156,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,848	343,153	329,293
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	8,790	7,431	7,457
Noncash share-based compensation	17,792	9,834	4,808
Loss on early extinguishment of debt	—	—	659
Equity in net (income) losses of unconsolidated joint ventures	(1,610)	774	(509)
Gain on sale and impairment of single-family properties and other, net	(49,696)	(38,773)	(40,210)
Other changes in operating assets and liabilities:
Rent and other receivables	(4,885)	(15,633)	(2,784)
Prepaid expenses and other assets	465	2,652	(10,170)
Deferred leasing costs	(3,422)	(4,070)	(4,095)
Accounts payable and accrued expenses	44,512	14,193	17,408
Amounts due from related parties	(153)	(290)	(230)
Net cash provided by operating activities	595,200	474,100	457,887

Investing activities
Cash paid for single-family properties	(850,071)	(269,273)	(120,487)
Change in escrow deposits for purchase of single-family properties	(33,005)	(374)	(7,171)
Net proceeds received from sales of single-family properties and other	132,072	228,566	221,930
Proceeds received from hurricane-related insurance claims	4,842	3,705	2,171
Payments received on notes for sale of properties	1,253	—	—
Investment in unconsolidated joint ventures	(29,260)	(29,834)	(13,114)
Distributions from joint ventures	57,550	129,007	22,561
Renovations to single-family properties	(47,681)	(16,968)	(21,883)
Recurring and other capital expenditures for single-family properties	(122,551)	(104,819)	(71,481)
Cash paid for development activity	(824,247)	(564,241)	(383,271)
Other purchases of productive assets	(22,367)	(18,694)	(6,121)
Net cash used for investing activities	(1,733,465)	(642,925)	(376,866)

Financing activities
Proceeds from issuance of Class A common shares	728,810	414,100	—
Payments of Class A common share issuance costs	(200)	(600)	—
Redemption of perpetual preferred shares	(498,750)	—	—
Proceeds from exercise of stock options	4,225	7,011	11,524
Payments related to tax withholding for share-based compensation	(2,682)	(1,651)	(834)
Payments on asset-backed securitizations	(24,311)	(22,501)	(21,517)
Proceeds from revolving credit facility	1,410,000	130,000	—
Payments on revolving credit facility	(1,060,000)	(130,000)	(250,000)
Payments on term loan facility	—	—	(100,000)
Proceeds from unsecured senior notes, net of discount	737,195	—	397,944
Settlement of cash flow hedging instrument	(3,999)	—	—
Distributions to noncontrolling interests	(23,170)	(10,381)	(10,701)
Distributions to common shareholders	(146,243)	(61,067)	(59,832)
Distributions to preferred shareholders	(37,923)	(55,128)	(55,128)
Deferred financing costs paid	(17,997)	—	(3,572)
Net cash provided by (used for) financing activities	1,064,955	269,783	(92,116)

Net (decrease) increase in cash, cash equivalents and restricted cash	(73,310)	100,958	(11,095)
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	265,077	164,119	175,214
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$191,767	$265,077	$164,119

American Homes 4 Rent
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(95,790)	$(109,679)	$(112,980)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$45,392	$36,544	$18,276
Transfers of completed homebuilding deliveries to properties	395,937	322,024	167,652
Property and land contributions to unconsolidated joint ventures	(57,203)	(132,439)	(20,448)
Note receivable related to a bulk sale of properties, net of discount	—	—	29,474
Noncash right-of-use assets obtained in exchange for operating lease liabilities	1,346	17,105	6,089
Accrued distributions to affiliates	—	4,834	4,629
Accrued distributions to non-affiliates	—	13,612	13,024

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	December 31, 2021	December 31, 2020
Assets
Single-family properties:
Land	$2,062,039	$1,836,798
Buildings and improvements	9,258,387	8,163,023
Single-family properties in operation	11,320,426	9,999,821
Less: accumulated depreciation	(2,072,933)	(1,754,433)
Single-family properties in operation, net	9,247,493	8,245,388
Single-family properties under development and development land	882,159	510,365
Single-family properties held for sale, net	114,907	129,026
Total real estate assets, net	10,244,559	8,884,779
Cash and cash equivalents	48,198	137,060
Restricted cash	143,569	128,017
Rent and other receivables	41,587	41,544
Escrow deposits, prepaid expenses and other assets	216,625	163,171
Investments in unconsolidated joint ventures	121,950	93,109
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$10,962,433	$9,593,625

Liabilities
Revolving credit facility	$350,000	$—
Asset-backed securitizations, net	1,908,346	1,927,607
Unsecured senior notes, net	1,622,132	889,805
Accounts payable and accrued expenses	343,526	298,949
Amounts payable to affiliates	—	4,834
Total liabilities	4,224,004	3,121,195

Commitments and contingencies (see Note 14)

Capital
Partners' capital:
General partner:
Common units (337,997,791 and 316,656,460 units issued and outstanding at December 31, 2021 and 2020, respectively)	5,686,193	4,928,819
Preferred units (15,400,000 and 35,350,000 units issued and outstanding at December 31, 2021 and 2020, respectively)	371,564	854,435
Limited partner:
Common units (51,376,980 and 51,726,980 units issued and outstanding at December 31, 2021 and 2020, respectively)	678,582	682,316
Accumulated other comprehensive income	2,090	6,860
Total capital	6,738,429	6,472,430

Total liabilities and capital	$10,962,433	$9,593,625

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)

	For the Years Ended December 31,
	2021	2020	2019
Rents and other single-family property revenues	$1,303,882	$1,172,514	$1,132,137

Expenses:
Property operating expenses	490,205	450,267	433,854
Property management expenses	96,865	89,892	86,908
General and administrative expense	56,444	48,517	43,206
Interest expense	114,893	117,038	127,114
Acquisition and other transaction costs	15,749	9,298	3,224
Depreciation and amortization	372,848	343,153	329,293
Total expenses	1,147,004	1,058,165	1,023,599

Gain on sale and impairment of single-family properties and other, net	49,696	38,773	40,210
Loss on early extinguishment of debt	—	—	(659)
Other income and expense, net	3,985	1,707	8,171

Net income	210,559	154,829	156,260

Preferred distributions	37,923	55,128	55,128
Redemption of perpetual preferred units	15,879	—	—

Net income attributable to common unitholders	$156,757	$99,701	$101,132

Weighted-average common units outstanding:
Basic	375,693,107	358,603,291	352,460,401
Diluted	376,966,230	359,064,841	352,963,970

Net income attributable to common unitholders per unit:
Basic	$0.42	$0.28	$0.29
Diluted	$0.41	$0.28	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$210,559	$154,829	$156,260
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	(3,999)	—	—
Reclassification adjustment for amortization of interest expense included in net income	(771)	(963)	(963)
Other comprehensive loss	(4,770)	(963)	(963)
Comprehensive income	205,789	153,866	155,297
Preferred distributions	37,923	55,128	55,128
Redemption of perpetual preferred units	15,879	—	—
Comprehensive income attributable to common unitholders	$151,987	$98,738	$100,169

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Capital
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2018	296,649,621	$4,390,137	$854,435	55,316,826	$720,384	$8,786	$5,973,742
Share-based compensation	—	4,808	—	—	—	—	4,808
Common units issued under share-based compensation plans, net of units withheld for employee taxes	803,207	10,690	—	—	—	—	10,690
Redemptions of Class A units	3,289,846	42,852	—	(3,289,846)	(42,852)	—	—
Distributions to capital holders:
Preferred units (Note 9)	—	—	(55,128)	—	—	—	(55,128)
Common units ($0.20 per unit)	—	(60,065)	—	—	(10,554)	—	(70,619)
Net income	—	85,911	55,128	—	15,221	—	156,260
Total other comprehensive loss	—	—	—	—	—	(963)	(963)
Balances at December 31, 2019	300,742,674	$4,474,333	$854,435	52,026,980	$682,199	$7,823	$6,018,790
Share-based compensation	—	9,834	—	—	—	—	9,834
Common units issued under share-based compensation plans, net of units withheld for employee taxes	577,656	5,360	—	—	—	—	5,360
Issuance of Class A common units, net of offering costs of $600	15,036,130	413,500	—	—	—	—	413,500
Redemptions of Class A units	300,000	3,946	—	(300,000)	(3,946)	—	—
Distributions to capital holders:
Preferred units (Note 9)	—	—	(55,128)	—	—	—	(55,128)
Common units (0.20 per unit)	—	(61,906)	—	—	(10,392)	—	(72,298)
Cumulative effect of adoption of ASU 2016-13	—	(1,494)	—	—	—	—	(1,494)
Net income	—	85,246	55,128	—	14,455	—	154,829
Total other comprehensive loss	—	—	—	—	—	(963)	(963)
Balances at December 31, 2020	316,656,460	$4,928,819	$854,435	51,726,980	$682,316	$6,860	$6,472,430

American Homes 4 Rent, L.P.
Consolidated Statements of Capital (Continued)
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2020	316,656,460	$4,928,819	$854,435	51,726,980	$682,316	$6,860	$6,472,430
Share-based compensation	—	17,792	—	—	—	—	17,792
Common units issued under share-based compensation plans, net of units withheld for employee taxes	497,045	1,543	—	—	—	—	1,543
Issuance of Class A common units, net of offering costs of $200	20,494,286	728,610	—	—	—	—	728,610
Redemptions of Class A units	350,000	4,617	—	(350,000)	(4,617)	—	—
Redemption of Series D perpetual preferred units	—	(8,509)	(260,241)	—	—	—	(268,750)
Redemption of Series E perpetual preferred units	—	(7,370)	(222,630)	—	—	—	(230,000)
Distributions to capital holders:
Preferred units (Note 9)	—	—	(37,923)	—	—	—	(37,923)
Common units ($0.40 per unit)	—	(130,478)	—	—	(20,584)	—	(151,062)
Net income	—	151,169	37,923	—	21,467	—	210,559
Total other comprehensive loss	—	—	—	—	—	(4,770)	(4,770)
Balances at December 31, 2021	337,997,791	$5,686,193	$371,564	51,376,980	$678,582	$2,090	$6,738,429

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating activities
Net income	$210,559	$154,829	$156,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372,848	343,153	329,293
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	8,790	7,431	7,457
Noncash share-based compensation	17,792	9,834	4,808
Loss on early extinguishment of debt	—	—	659
Equity in net (income) losses of unconsolidated joint ventures	(1,610)	774	(509)
Gain on sale and impairment of single-family properties and other, net	(49,696)	(38,773)	(40,210)
Other changes in operating assets and liabilities:
Rent and other receivables	(4,885)	(15,633)	(2,784)
Prepaid expenses and other assets	465	2,652	(10,170)
Deferred leasing costs	(3,422)	(4,070)	(4,095)
Accounts payable and accrued expenses	44,512	14,193	17,408
Amounts due from related parties	(153)	(290)	(230)
Net cash provided by operating activities	595,200	474,100	457,887

Investing activities
Cash paid for single-family properties	(850,071)	(269,273)	(120,487)
Change in escrow deposits for purchase of single-family properties	(33,005)	(374)	(7,171)
Net proceeds received from sales of single-family properties and other	132,072	228,566	221,930
Proceeds received from hurricane-related insurance claims	4,842	3,705	2,171
Payments received on notes for sale of properties	1,253	—	—
Investment in unconsolidated joint ventures	(29,260)	(29,834)	(13,114)
Distributions from joint ventures	57,550	129,007	22,561
Renovations to single-family properties	(47,681)	(16,968)	(21,883)
Recurring and other capital expenditures for single-family properties	(122,551)	(104,819)	(71,481)
Cash paid for development activity	(824,247)	(564,241)	(383,271)
Other purchases of productive assets	(22,367)	(18,694)	(6,121)
Net cash used for investing activities	(1,733,465)	(642,925)	(376,866)

Financing activities
Proceeds from issuance of Class A common units	728,810	414,100	—
Payments of Class A common unit issuance costs	(200)	(600)	—
Redemption of perpetual preferred units	(498,750)	—	—
Proceeds from exercise of stock options	4,225	7,011	11,524
Payments related to tax withholding for share-based compensation	(2,682)	(1,651)	(834)
Payments on asset-backed securitizations	(24,311)	(22,501)	(21,517)
Proceeds from revolving credit facility	1,410,000	130,000	—
Payments on revolving credit facility	(1,060,000)	(130,000)	(250,000)
Payments on term loan facility	—	—	(100,000)
Proceeds from unsecured senior notes, net of discount	737,195	—	397,944
Settlement of cash flow hedging instrument	(3,999)	—	—
Distributions to common unitholders	(169,413)	(71,448)	(70,533)
Distributions to preferred unitholders	(37,923)	(55,128)	(55,128)
Deferred financing costs paid	(17,997)	—	(3,572)
Net cash provided by (used for) financing activities	1,064,955	269,783	(92,116)

Net (decrease) increase in cash, cash equivalents and restricted cash	(73,310)	100,958	(11,095)
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	265,077	164,119	175,214
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$191,767	$265,077	$164,119

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows (Continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(95,790)	$(109,679)	$(112,980)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$45,392	$36,544	$18,276
Transfers of completed homebuilding deliveries to properties	395,937	322,024	167,652
Property and land contributions to unconsolidated joint ventures	(57,203)	(132,439)	(20,448)
Note receivable related to a bulk sale of properties, net of discount	—	—	29,474
Noncash right-of-use assets obtained in exchange for operating lease liabilities	1,346	17,105	6,089
Accrued distributions to affiliates	—	4,834	4,629
Accrued distributions to non-affiliates	—	13,612	13,024

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

    American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of December 31, 2021, the Company held 57,024 single-family properties in 22 states, including 659 properties classified as held for sale.

    AH4R is the general partner of, and as of December 31, 2021 owned approximately 86.8% of the common partnership interest in, the Operating Partnership. The remaining 13.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

    During the year ended December 31, 2021, the Company reclassified certain impairment charges related to homes classified as held for sale from other expenses to gain on sale and impairment of single-family properties and other, net within the consolidated

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
statements of operations. The Company also reclassified other revenues and the remaining other expenses to other income and expense, net within the consolidated statements of operations. Certain other amounts in the consolidated financial statements for the prior periods have also been reclassified to conform to the current year presentation.

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

    Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Certain of our subsidiaries are subject to taxation by U.S. federal, state and local authorities for the periods presented. We made joint elections to treat certain subsidiaries as taxable REIT subsidiaries which are subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2017 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

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

    ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2021, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. AH4R had a net operating loss (“NOL”) for U.S. federal income tax purposes of an estimated $25.4 million as of December 31, 2021 and $68.6 million

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
as of December 31, 2020. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

Investments in Real Estate

    Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge obtained from historical transactions, its internal construction program (the “AMH Development Program”) and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. Typically, we allocate between 15% to 30% of the purchase price of properties to land. For the year ended December 31, 2021, the Company purchased 2,638 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $840.0 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

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

Single-family Properties Held for Sale and Discontinued Operations

    Single-family properties are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10, Property, Plant, and Equipment—Overall, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties held for sale, net within the consolidated balance sheets. As of December 31, 2021 and 2020, the Company had 659 and 711 single-family properties, respectively, classified as held for sale, and recorded $0.2 million, $2.0 million and $3.7 million of impairment on single-family properties held for sale for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in gain on sale and impairment of single-family properties and other, net within the consolidated statements of operations. The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. During the years ended December 31, 2021, 2020 and 2019, none of the properties classified as held for sale met the criteria to be reported as a discontinued operation.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Impairment of Long-lived Assets

    We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No significant impairments on operating properties were recorded during the years ended December 31, 2021, 2020 and 2019.

Land Option Contracts

    We enter into land option contracts to acquire the right to purchase land for our AMH Development Program. Under these contracts, we typically make a specified option payment or deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze these land option contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although the Company does not have legal title to the underlying land, we may be required to consolidate the related VIE if we are deemed to be the primary beneficiary. We also consider whether the land option contracts should be accounted for as financing arrangements when the land seller is not consolidated under the variable interest model, as may be required if the land seller or other third-party acquires specific land parcels on our behalf or at our direction or where we make improvements to the underlying land during the option period. As of December 31, 2021 and 2020, we were not the primary beneficiary of any VIE related to land option contracts and had no land option contracts accounted for as financing arrangements.

Commercial Office Leases

    We lease commercial office space from third parties for use in our corporate and property management operations. Commercial office leases are accounted for as operating leases in accordance with ASC 842, Leases, which requires us to recognize right-of-use (“ROU”) assets and lease liabilities within the consolidated balance sheets for the rights and obligations created from these leases. Operating lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is generally not determinable, the ROU assets and lease liabilities are measured using our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term in general and administrative expense within the consolidated statements of operations.

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

Depreciation and Amortization

    Depreciation is computed on a straight-line basis over the estimated useful lives of buildings, improvements and other assets. Buildings are depreciated over 30 years and improvements and other assets are depreciated over their estimated economic useful lives, generally three to 30 years.

Intangible Assets

    Finite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives, and the estimated economic life of our database intangible asset is seven years. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2021, 2020 and 2019.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Goodwill

    Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company’s management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and whether or not there has been a sustained decrease in the Company’s stock price. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. Based on our assessment of qualitative factors on December 31, 2021, we concluded it was more likely than not that the Company’s recorded goodwill balance of $120.3 million was not impaired and did not perform the quantitative test. No goodwill impairment was recorded during the years ended December 31, 2021, 2020 and 2019.

Deferred Financing Costs

    Financing costs related to the origination of the Company’s debt instruments are deferred and amortized as interest expense under the effective interest method over the contractual term of the applicable financing. Financing costs related to the origination of the Company’s revolving credit facility are presented net of accumulated amortization and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Financing costs related to the origination of the Company’s unsecured senior notes and asset-backed securitizations are presented net of accumulated amortization and are netted against the related debt instrument under liabilities within the consolidated balance sheets.

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

    The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company’s and the Operating Partnership’s consolidated statements of cash flows to the corresponding financial statement line items in the consolidated balance sheets (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$48,198	$137,060	$37,575
Restricted cash	143,569	128,017	126,544
Total cash, cash equivalents and restricted cash	$191,767	$265,077	$164,119

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Investments in Unconsolidated Joint Ventures

    Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, our net equity investment is included in investments in unconsolidated joint ventures within the consolidated balance sheets, and our share of net income or loss from the joint ventures is included within other income and expense, net in the consolidated statements of operations. Our recognition of joint venture income or loss is generally based on ownership percentages, which may change upon the achievement of certain investment return thresholds. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We classify distributions received from our unconsolidated joint ventures using the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash inflows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities in our consolidated statements of cash flows.

    Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we will record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than-temporary. During the year ended December 31, 2020, the Company recognized a $4.9 million impairment charge, of which $3.5 million was recognized in gain on sale and impairment of single-family properties and other, net and $1.4 million was recognized in other income and expense, net within the consolidated statements of operations, associated with the liquidation of legacy joint ventures, which were acquired as part of the American Residential Properties, Inc. (“ARPI”) merger in February 2016.

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
    Notes receivable are presented net of discounts in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Interest income from the notes, including amortization of discounts, is presented in other income and expense, net within the consolidated statements of operations. Upon adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020, we are required to estimate and recognize lifetime expected losses, rather than incurred losses, on these notes receivable, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. Notes receivable are also presented net of the allowance for expected credit losses, which the Company estimates on a quarterly basis based on (i) credit quality indicators such as the borrower’s historical performance, including the borrower’s financial results and satisfaction of scheduled payments, (ii) current conditions, including macroeconomic conditions and other conditions affecting the borrower, and (iii) other reasonable and supportable forecasts about the future. As part of the monitoring process, we may meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis. A note receivable will be categorized as non-performing if a borrower experiences financial difficulty and has failed to make scheduled payments. Changes to the allowance for expected credit losses are recognized in other income and expense, net within the consolidated statements of operations.
Revenue and Expense Recognition

    We lease single-family properties that we own directly to tenants who occupy the properties under operating leases, generally, with a term of one year. In accordance with ASC 842, Leases, the Company classifies our single-family property leases as operating leases and elects to not separate the lease component, comprised of rents from single-family properties, from the associated non-lease component, comprised of fees from single-family properties and tenant charge-backs. The combined component is accounted for under ASC 842, while certain tenant charge-backs are accounted for as variable payments under ASC 606, Revenue from Contracts with Customers. Rental revenue, net of any concessions, is recognized on a straight-line basis over the term of the lease, which is not materially different than if it were recorded when due from tenants and recognized monthly as it is earned. Tenant charge-backs, which are primarily related to cost recoveries on utilities, are recognized as revenue on a gross basis in the period during which the expenses are incurred.

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

    Gains or losses on sales of properties and upon contributions to our unconsolidated joint ventures are recognized pursuant to the provisions included in ASC 610-20, Other Income. Under ASC 610-20, we must first determine whether the transaction is a sale to a customer or non-customer. We typically sell properties on a selective basis and not within the ordinary course of our operating business and therefore expect that our sale transactions will not be contracts with customers. We next determine whether we have a controlling financial interest in the property after the sale, consistent with the consolidation model in ASC 810, Consolidation. If we determine that we do not have a controlling financial interest in the real estate, we evaluate whether a contract exists under ASC 606 and whether the buyer has obtained control of the asset that was sold. We recognize a full gain or loss on sale, which is presented in gain on sale and impairment of single-family properties and other, net within the consolidated statements of operations, when the derecognition criteria under ASC 610-20 have been met.

Leasing Costs

    Our leasing costs are accounted for under the provisions of ASC 842, Leases. Direct costs incurred due to the execution of a lease are initially capitalized and then amortized over the term of the lease, which is generally one year.

Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consists primarily of trade payables, accrued interest, distribution payables, resident security deposits, prepaid rent, construction and maintenance liabilities, HOA fees, operating lease liabilities and property tax accruals as of the end of the respective period presented. It also consists of contingent loss accruals, if any. Such losses are accrued when they are both probable and estimable. When it is reasonably possible that a significant contingent loss has occurred, we disclose the nature of the potential loss and, if estimable, a range of exposure.

Share-Based Compensation

    Our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan (collectively, the “Plans”) are accounted for under the provisions of ASC 718, Compensation—Stock Compensation. Noncash share-based compensation costs related to options to purchase our Class A common shares, restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”) issued to members of the Company’s board of trustees and employees is based on the fair value of the options, RSUs and PSUs on the grant date and generally amortized over the service period. Forfeitures are recognized as they occur.

    The Plans allow for continued release of awards based on the original vesting schedule, rather than forfeiture, of unvested share-based grants upon termination of service for employees who meet certain retirement eligibility criteria, including age and years of service. Retirement eligible employees must also provide a notice of intent to retire at least six months prior to retirement date and the Human Capital and Compensation Committee (“HCC Committee”) must approve the continued release of awards. As a result of the six month notice requirement, compensation cost is recognized over six months from the grant date to the extent an employee is retirement eligible on the grant date and compensation cost is accelerated to the extent that an employee will become retirement eligible before six months prior to the end of the contractual life of their share-based grants.

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

Segment Reporting

    Under the provision of ASC 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to acquiring, renovating, developing, leasing and operating single-family homes as rental properties. The Company’s properties are geographically dispersed and management evaluates operating performance at the market level. The Company did not have any geographic market concentrations representing 10% or more of the total gross book value of single-family properties in operations as of December 31, 2021.

Note 3. Real Estate Assets, Net

    The net book values of real estate assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Occupied single-family properties	$8,522,080	$7,957,513
Single-family properties leased, not yet occupied	77,221	71,334
Single-family properties in turnover process	184,170	150,032
Single-family properties recently renovated or developed	126,379	26,102
Single-family properties newly acquired and under renovation	337,643	40,407
Single-family properties in operation, net	9,247,493	8,245,388
Development land	549,653	270,767
Single-family properties under development	332,506	239,598
Single-family properties held for sale, net	114,907	129,026
Total real estate assets, net	$10,244,559	$8,884,779

    Depreciation expense related to single-family properties was $357.8 million, $330.2 million and $313.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The following table summarizes the Company’s dispositions of single-family properties and land for the years ended December 31, 2021, 2020 and 2019 (in thousands, except property data):

	For the Years Ended December 31,
	2021	2020	2019
Single-family properties:
Properties sold	481	1,047	1,330
Net proceeds (1)(2)	$130,825	$228,495	$248,199
Net gain on sale	$50,543	$47,187	$43,507
Land:
Net proceeds	$1,247	$71	$3,205
Net gain on sale	$136	$7	$366
(1)Total net proceeds for the year ended December 31, 2019 included a $30.7 million note receivable, before a $1.2 million discount, which is presented in escrow deposits, prepaid expenses and other assets (see Note 5. Escrow Deposits, Prepaid Expenses and Other Assets).
(2)Net proceeds are net of deductions for working capital prorations.

Note 4. Rent and Other Receivables

    Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $178.3 million, $160.8 million and $159.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Variable lease payments for fees from single-family properties were $22.6 million, $16.4 million and $13.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

    The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes our future minimum rental revenues under existing leases on our properties as of December 31, 2021 (in thousands):

December 31, 2021
2022	$600,996
2023	45,516
2024	80
Total	$646,592

    As of December 31, 2021 and 2020, rent and other receivables included $1.9 million and $0.8 million, respectively, of insurance claims receivables related to storm damages. During the year ended December 31, 2021, we collected $4.8 million in proceeds from hurricane-related insurance claims. During the year ended December 31, 2020, proceeds collected from insurance claims included $4.0 million related to legal recoveries and $3.7 million related to hurricane-related insurance claims. During the year ended December 31, 2019, we collected $3.5 million in proceeds from hurricane-related insurance claims, of which approximately $1.3 million related to business interruption recoveries.

Note 5. Escrow Deposits, Prepaid Expenses and Other Assets

    The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Escrow deposits, prepaid expenses and other	$88,414	$51,886
Commercial real estate, software, vehicles and FF&E, net	62,462	52,130
Notes receivable, net	35,346	35,519
Operating lease ROU assets	17,269	18,772
Deferred costs and other intangibles, net	13,134	4,864
Total	$216,625	$163,171

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $11.2 million, $8.9 million and $7.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Costs and Other Intangibles, Net

    Deferred costs and other intangibles, net, consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Deferred leasing costs	$3,090	$3,782
Deferred financing costs	22,491	11,244
	25,581	15,026
Less: accumulated amortization	(12,447)	(10,162)
Total	$13,134	$4,864

    Amortization expense related to deferred leasing costs and database intangibles was $3.9 million, $4.1 million and $8.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included in depreciation and amortization within the consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $2.5 million, $2.0 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included in gross interest, prior to interest capitalization (see Note 7. Debt).

    The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2021 for future periods (in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
2022	$1,454	$2,722	$4,176
2023	—	2,722	2,722
2024	—	2,730	2,730
2025	—	2,722	2,722
2026	—	784	784
Total	$1,454	$11,680	$13,134

Note 6. Investments in Unconsolidated Joint Ventures

    As of December 31, 2021, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the consolidated statements of operations.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The following table summarizes our investments in unconsolidated joint ventures (in thousands, except percentages and property data):

Joint Venture Description	% Ownership at December 31, 2021	Completed Homes at December 31, 2021	Balances at December 31, 2021	Balances at December 31, 2020
Alaska JV	20%	326	$22,658	$26,020
Institutional Investor JV	20%	1,026	28,695	34,112
J.P. Morgan JV	20%	590	70,597	32,977
		1,942	$121,950	$93,109

    The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $10.3 million, $5.8 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included in other income and expense, net within the consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the consolidated balance sheets.

    During the third quarter of 2020, Institutional Investor JV entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of December 31, 2021, the joint venture’s loan had an $174.8 million outstanding principal balance. The Company has provided a customary non-recourse guarantee that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantee has not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint venture and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 7. Debt

    All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of December 31, 2021 and 2020 (in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2021	December 31, 2020
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$473,594	$479,981
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	488,790	495,392
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	514,868	520,957
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	446,929	452,162
Total asset-backed securitizations			1,924,181	1,948,492
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	—
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	—
Revolving credit facility (6)	1.20%	April 15, 2026	350,000	—
Total debt			3,924,181	2,848,492
Unamortized discounts on unsecured senior notes			(15,561)	(3,658)
Deferred financing costs, net (7)			(28,142)	(27,422)
Total debt per balance sheet			$3,880,478	$2,817,412
(1)Interest rates are rounded and as of December 31, 2021. Unless otherwise stated, interest rates are fixed percentages.
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
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the Company had approximately $1.6 million and $1.5 million committed to outstanding letters of credit that reduced our borrowing capacity as of December 31, 2021 and 2020, respectively. The revolving credit facility bears interest at LIBOR plus 1.10% as of December 31, 2021.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $6.1 million, $5.9 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, which was included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

    During the year ended December 31, 2019, the Company paid off the $100.0 million outstanding principal on our term loan facility, which resulted in $0.7 million of charges related to the write-off of unamortized deferred financing costs included in loss on early extinguishment of debt within the consolidated statements of operations.

Debt Maturities

    The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of December 31, 2021 (in thousands):

Debt Maturities
2022	$20,714
2023	20,714
2024	951,862
2025	10,302
2026	360,302
Thereafter	2,560,287
Total debt	$3,924,181

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Encumbered Properties

    The following table displays the number of properties pledged as collateral for the Company’s asset-backed securitization loans and the aggregate net book values as of December 31, 2021 and 2020 (in thousands, except property data):

	December 31, 2021		December 31, 2020
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
AH4R 2014-SFR2 securitization	4,526	$559,257	4,537	$575,634
AH4R 2014-SFR3 securitization	4,570	605,420	4,581	624,279
AH4R 2015-SFR1 securitization	4,690	606,385	4,695	624,269
AH4R 2015-SFR2 securitization	4,168	562,443	4,172	576,999
Total encumbered properties	17,954	$2,333,505	17,985	$2,401,181

Asset-backed Securitizations

    General Terms

    The Company has completed multiple asset-backed securitizations, all of which have certain general characteristics in common. The asset-backed securitization transactions resulted in newly-formed special purpose entities (the “Borrowers”), which entered into loans with third-party lenders. The Borrowers are each wholly owned by respective special purpose entities (the “Equity Owners”), which are wholly owned by the Operating Partnership. The loans were represented by promissory notes that were immediately transferred by the third-party lenders to subsidiaries of the Company and then to Real Estate Mortgage Investment Conduit (“REMIC”) trusts in exchange for single-family rental pass-through certificates representing the beneficial ownership interests in the respective loans and trusts. Upon receipt of the certificates, the subsidiaries sold the certificates to investors. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest. The loans require monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount of the loans.

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

    The Company accounted for the transfers of the notes from its subsidiaries to the trusts as sales under ASC 860, Transfers and Servicing, with no resulting gain or loss as the notes were both originated by the third-party lenders and immediately transferred at the same fair market value. The Company also evaluated and did not identify any variable interests in the trusts. Accordingly, the Company consolidates, at historical cost basis, the homes placed as collateral for the notes, and the principal balances outstanding on the notes are included in asset-backed securitizations, net within the consolidated balance sheets.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    AH4R 2014-SFR2 Securitization

    The AH4R 2014-SFR2 securitization completed during the third quarter of 2014 is a fixed-rate loan for $513.3 million with a 10-year term maturing on October 9, 2024 and has a duration-adjusted weighted-average interest rate of 4.42%. The loan was originally secured by first priority mortgages on a portfolio of 4,487 single-family residential properties. In addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7 million. The Company evaluated the purchased Class F certificates as a variable interest in the trust and concluded that the Class F certificates will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. The Company also concluded that the Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the $25.7 million of purchased Class F certificates are reflected as asset-backed securitization certificates in the Company’s consolidated balance sheets and as amounts due from affiliates in the Operating Partnership’s consolidated balance sheets. Gross proceeds to the Company from the transaction, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

    AH4R 2014-SFR3 Securitization

    The AH4R 2014-SFR3 securitization completed during the fourth quarter of 2014 is a fixed-rate loan for $528.4 million with a 10-year term maturing on December 9, 2024 and has a duration-adjusted weighted-average interest rate of 4.40%. The loan was originally secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the Borrower. Gross proceeds from the transaction were $528.4 million, before issuance costs of $12.9 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

    AH4R 2015-SFR1 Securitization

    The AH4R 2015-SFR1 securitization completed during the first quarter of 2015 is a fixed-rate loan for $552.8 million with a 30-year term maturing on April 9, 2045 and has a duration-adjusted weighted-average interest rate of 4.14%. The loan was originally secured by first priority mortgages on a pool of 4,661 single-family residential properties owned by the Borrower and has an anticipated repayment date of April 9, 2025. Gross proceeds from the transaction were $552.8 million, before issuance costs of $13.3 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

    AH4R 2015-SFR2 Securitization

    The AH4R 2015-SFR2 securitization completed during the third quarter of 2015 is a fixed-rate loan for $477.7 million with a 30-year term maturing on October 9, 2045 and has a duration-adjusted weighted-average interest rate of 4.36%. The loan was originally secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the Borrower and has an anticipated repayment date of October 9, 2025. Gross proceeds from the transaction were $477.7 million, before issuance costs of $11.3 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

Unsecured Senior Notes

    During the third quarter of 2021, the Operating Partnership issued $450.0 million of 2.375% unsecured senior notes with a maturity date of July 15, 2031 (the “2031 Notes”) and $300.0 million of 3.375% unsecured senior notes with a maturity date of July 15, 2051 (the “2051 Notes” and, together with the 2031 Notes, the “2031 and 2051 Notes”). Interest on the 2031 and 2051 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The Operating Partnership received aggregate net proceeds of $731.6 million from these issuances, after underwriting fees of approximately $5.6 million and a $12.8 million discount, and before offering costs of $1.4 million. The Operating Partnership used the net proceeds from this offering to repay amounts outstanding on its revolving credit facility and for general corporate purposes, including, without limitation, property acquisitions and developments, the expansion, redevelopment and/or improvement of existing properties in the Operating Partnership’s portfolio, other capital expenditures, the redemption of its preferred shares, the repayment of outstanding indebtedness, working capital and other general purposes. The Operating Partnership may redeem the 2031 and 2051 Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indentures with respect to the Notes. If the 2031 Notes are redeemed on or after April 15, 2031 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. If the 2051 Notes are redeemed on or after January 15, 2051 (six months prior to the maturity date), the redemption

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. Including the effect of a cash flow hedging instrument settled during the second quarter of 2021 (see Note 12. Fair Value), the 2031 Notes yield an effective interest rate of 2.46%.

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

    During the first quarter of 2018, the Operating Partnership issued $500.0 million of 4.25% unsecured senior notes with a maturity date of February 15, 2028 (the “2028 Notes”). Interest on the 2028 Notes, which commenced on August 15, 2018, is payable semi-annually in arrears on February 15 and August 15 of each year. The Operating Partnership received net proceeds of $494.0 million from this issuance, after underwriting fees of approximately $3.2 million and a $2.8 million discount, and before offering costs of $1.9 million. The net proceeds from this issuance were used for general corporate purposes, including, without limitation, acquisitions of additional properties, the repayment of outstanding indebtedness, capital expenditures, the expansion, redevelopment and/or improvement of our properties, working capital and other general purposes, including repurchases of securities. The Operating Partnership may redeem the 2028 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after November 15, 2027 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. Including the effect of a cash flow hedging instrument settled during the first quarter of 2018, the 2028 Notes yield an effective interest rate of 4.08%.

    The 2028 Notes, 2029 Notes, 2031 Notes and 2051 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indentures require that we maintain certain financial covenants.

Revolving Credit Facility

    During the second quarter of 2021, the Company closed a $1.25 billion revolving credit facility, amending its existing $800 million revolving credit facility. The amended revolving credit facility provides for expanded borrowing capacity, reflects a more favorable pricing grid based on current market conditions, and includes a sustainability component based upon third-party performance measures through which overall pricing can further improve if the Company meets certain targets. The interest rate on the amended revolving credit facility is at either LIBOR plus a margin ranging from 0.725% to 1.45% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or daily LIBOR rate plus 1.0%) plus a margin ranging from 0.00% to 0.45%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The amended revolving credit facility matures on April 15, 2025, with two six-month extension options at the Company’s election if certain conditions are met. In addition, the Company is required to pay a facility fee of an amount ranging from 0.125% to 0.30% of the aggregate amount of the revolving commitments, which fee is also based on the Company’s credit rating.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Interest Expense

    The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes and (ii) capitalized interest for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Gross interest cost	$148,689	$137,034	$138,211
Capitalized interest	(33,796)	(19,996)	(11,097)
Interest expense	$114,893	$117,038	$127,114

Note 8. Accounts Payable and Accrued Expenses

    The following table summarizes accounts payable and accrued expenses as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Resident security deposits	$105,809	$90,621
Accrued property taxes	52,545	48,689
Accrued construction and maintenance liabilities	50,655	42,483
Accrued interest	33,332	23,018
Prepaid rent	31,190	24,421
Operating lease liabilities	18,723	19,166
Accounts payable	1,113	432
Accrued distribution payable	—	13,612
Other accrued liabilities	50,159	36,507
Total	$343,526	$298,949

Note 9. Shareholders’ Equity / Partners’ Capital

    When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Shares / Units

    Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for AH4R’s Class A common shares on a one-for-one basis. AH4R owned 86.8% and 85.9% of the total 389,374,771 and 368,383,440 Class A units outstanding as of December 31, 2021 and 2020, respectively.

    During the second quarter of 2021, the Company completed an underwritten public offering for 18,745,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 5,500,000 shares were issued directly by the Company and 13,245,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “2021 Forward Sale Agreements”) for these 13,245,000 shares which are accounted for in equity. The Company received net proceeds of $194.0 million from the 5,500,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used the net proceeds to repay indebtedness under its revolving credit facility, to partially fund the redemption of its Series D and Series E perpetual preferred shares discussed below and for general corporate purposes.

    The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third and fourth quarters of 2021, the Company issued and physically settled all 13,245,000 Class A common shares under the 2021 Forward Sale Agreements, receiving net proceeds of $463.5 million. The Operating Partnership issued an equivalent number

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used these net proceeds for general corporate purposes including property acquisitions and developments.

    During the third quarter of 2020, the Company issued 14,950,000 Class A common shares of beneficial interest, $0.01 par value per share, in an underwritten public offering, raising net proceeds of $411.7 million after deducting underwriting fees and before offering costs of approximately $0.2 million. The Company used the net proceeds from this offering (i) to repay indebtedness the Company had incurred under its revolving credit facility (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for general corporate purposes. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance.

At-the-Market Common Share Offering Program
    During the second quarter of 2020, the Company extended its at-the-market common share offering program under which we can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the year ended December 31, 2021, the Company issued 1,749,286 Class A common shares under the At-the-Market Program, raising $72.3 million in gross proceeds before commissions and other expenses of approximately $1.1 million. During the year ended December 31, 2020, the Company issued 86,130 Class A common shares under the At-the-Market Program, raising $2.4 million in gross proceeds before commissions and other expenses of approximately $0.4 million. As of December 31, 2021, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

    The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2021, 2020 and 2019, we did not repurchase and retire any of our Class A common shares or preferred shares. As of December 31, 2021, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Perpetual Preferred Shares / Units

    As of December 31, 2021 and 2020, the Company had the following series of perpetual preferred shares outstanding (in thousands, except share data):

				December 31, 2021		December 31, 2020
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series D perpetual preferred shares	5/24/2016	5/24/2021	6.500%	—	$—	10,750,000	$268,750
Series E perpetual preferred shares	6/29/2016	6/29/2021	6.350%	—	—	9,200,000	230,000
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				15,400,000	$385,000	35,350,000	$883,750

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

    During the second quarter of 2021, the Company redeemed all 10,750,000 shares of the outstanding 6.500% Series D perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series D perpetual preferred units. As a result of the redemption, the Company recorded an $8.5 million allocation of income to the Series D perpetual preferred shareholders within the consolidated statements of operations during the year ended December 31, 2021, which represents the initial liquidation value of the Series D perpetual preferred shares in excess of their carrying value as of the redemption date.

    During the second quarter of 2021, the Company redeemed all 9,200,000 shares of the outstanding 6.350% Series E perpetual preferred shares, $0.01 par value per share, for cash at a liquidation preference of $25.00 per share plus accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series E perpetual preferred units. As a result of the redemption, the Company recorded a $7.4 million allocation of income to the Series E perpetual preferred shareholders within the consolidated statements of operations during the year ended December 31, 2021, which represents the initial liquidation value of the Series E perpetual preferred shares in excess of their carrying value as of the redemption date.

Distributions

    As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. AH4R had an NOL for U.S. federal income tax purposes of an estimated $25.4 million as of December 31, 2021 and $68.6 million as of December 31, 2020. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

     No distributions can be paid on our Class A and Class B common shares unless we have first paid all cumulative distributions on our Series F, Series G and Series H perpetual preferred shares. The distribution preference of our Series F, Series G and Series H perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The Company’s board of trustees declared the following distributions during the years ended December 31, 2021, 2020 and 2019. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Years Ended December 31,
	2021	2020	2019
Class A and Class B common shares	$0.40	$0.20	$0.20
6.500% Series D perpetual preferred shares (1)	0.70	1.63	1.63
6.350% Series E perpetual preferred shares (2)	0.79	1.59	1.59
5.875% Series F perpetual preferred shares	1.47	1.47	1.47
5.875% Series G perpetual preferred shares	1.47	1.47	1.47
6.250% Series H perpetual preferred shares	1.56	1.56	1.56
(1)The 6.500% Series D perpetual preferred shares were redeemed on June 7, 2021 and the distributions for the year ended December 31, 2021 include the accrued and unpaid dividends paid to shareholders as part of the redemption.
(2)The 6.350% Series E perpetual preferred shares were redeemed on June 30, 2021.

Noncontrolling Interest

    Noncontrolling interest as reflected in the Company’s consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Operating Partnership. Former AH LLC members owned 50,779,990 and 51,129,990, or approximately 13.0% and 13.9%, of the total 389,374,771 and 368,383,440 Class A units in the Operating Partnership as of December 31, 2021 and 2020, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2% of the total 389,374,771 and 368,383,440 Class A units in the Operating Partnership as of December 31, 2021 and 2020, respectively. The OP units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company’s consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s consolidated balance sheets.

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

    During the years ended December 31, 2021, 2020 and 2019, the HCC Committee granted RSUs to employees that vest over a one- to four-year service period. RSUs granted to non-management trustees during the years ended December 31, 2021, 2020 and 2019 vest over a one-year service period, and stock options granted to non-management trustees during the year ended December 31, 2019 vest over a four-year service period. Options expire 10 years from the date of grant.

    During the year ended December 31, 2021, the HCC Committee granted PSUs to certain executives that cliff vest at the end of a three-year service period. The performance conditions of the PSUs are measured over a three-year performance period beginning January 1, 2021 and ending December 31, 2023. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

    The 2012 Plan and 2021 Plan allow for continued release of awards based on the original vesting schedule, rather than forfeiture, of unvested share-based grants upon termination of service for employees who meet certain retirement eligibility criteria, including age and years of service. Retirement eligible employees must also provide a notice of intent to retire at least six months prior to retirement date and the HCC Committee must approve the continued release of awards.

    The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2021, 2020 and 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at December 31, 2018	2,252,275	$16.92	6.1	$7,713
Granted	20,000	20.48
Exercised	(730,125)	15.94		6,088
Forfeited	(12,350)	20.80
Options outstanding at December 31, 2019	1,529,800	$17.40	5.3	$13,479
Granted	—	—
Exercised	(426,150)	16.55		4,911
Forfeited	(13,350)	21.89
Options outstanding at December 31, 2020	1,090,300	$17.68	4.5	$13,436
Granted	—	—
Exercised	(266,000)	17.01		5,625
Forfeited	—	—
Options outstanding at December 31, 2021	824,300	$17.89	3.7	$21,200
Options exercisable at December 31, 2021	786,800	$17.81	3.6	$20,303
(1)Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the grant price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

    The Company uses the Black-Scholes Option Pricing Model to calculate the fair value of stock options granted for Class A common shares. Because the Company’s stock has a limited trading history, the volatility assumption used in the model is based on the historical volatility of similar entities in our industry and the expected term assumption is based on the simplified method by using the average of the contractual term and vesting period. The weighted-average fair value of stock options for Class A common shares granted during the year ended December 31, 2019 was $2.85 based on the following inputs used in the Black-Scholes Option Pricing Model:

2019
Expected term (years)	7.0
Dividend yield	3.0%
Volatility	17.3%
Risk-free interest rate	2.6%

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2021, 2020 and 2019:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2018	372,375	$20.00
Awarded	350,334	22.90
Vested	(111,000)	19.75
Forfeited	(12,600)	21.34
RSUs outstanding at December 31, 2019	599,109	$21.71
Awarded	470,147	27.38
Vested	(316,186)	23.61
Forfeited	(101,533)	23.93
RSUs outstanding at December 31, 2020	651,537	$24.53
Awarded	651,898	32.69
Vested	(209,824)	23.15
Forfeited	(43,012)	28.41
RSUs outstanding at December 31, 2021	1,050,599	$29.71

    The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the year ended December 31, 2021:

	Performance-Based Restricted Share Units	Weighted-Average Grant Date Fair Value
PSUs outstanding at December 31, 2020	—	$—
Awarded	92,319	34.83
Vested	—	—
Forfeited	—	—
PSUs outstanding at December 31, 2021	92,319	$34.83

2021 Employee Stock Purchase Plan

    During the second quarter of 2021, the Company’s shareholders approved and the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which provides for the issuance of 3,000,000 Class A common shares. The 2021 ESPP terminates in June 2031 or the date on which there are no longer any Class A common shares available for issuance. The 2021 ESPP allows employees to acquire the Company’s Class A common shares through payroll deductions, subject to maximum purchase limitations, during six-month purchase periods. The first purchase period commenced on July 1, 2021. The purchase price for Class A common shares may be set at a maximum discount equal to 85% of the lower of the closing price of the Company’s Class A common shares on the first day or the last day of the applicable purchase period. When the Company issues Class A common shares under the 2021 ESPP, the Operating Partnership issues an equivalent number of Class A units to AH4R.

Share-Based Compensation Expense

    The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
General and administrative expense	$9,361	$6,573	$3,466
Property management expenses	3,004	1,745	1,342
Acquisition and other transaction costs	5,427	1,516	—
Total noncash share-based compensation expense	$17,792	$9,834	$4,808

    As of December 31, 2021, the unrecognized compensation expense for unvested RSUs and PSUs was $16.3 million and $1.4 million, respectively. The unrecognized compensation expense for unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.6 years and 2.1 years, respectively.

Note 11. Earnings per Share / Unit

American Homes 4 Rent

    The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share data):

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Net income	$210,559	$154,829	$156,260
Less:
Noncontrolling interest	21,467	14,455	15,221
Dividends on preferred shares	37,923	55,128	55,128
Redemption of perpetual preferred shares	15,879	—	—
Allocation to participating securities (1)	418	217	166
Numerator for income per common share–basic and diluted	$134,872	$85,029	$85,745

Denominator:
Weighted-average common shares outstanding–basic	324,245,168	306,613,197	299,415,397
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	1,273,123	461,550	503,569
Weighted-average common shares outstanding–diluted (3)	325,518,291	307,074,747	299,918,966

Net income per common share:
Basic	$0.42	$0.28	$0.29
Diluted	$0.41	$0.28	$0.29
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of forward sale equity contracts under the treasury stock method (see Note 9).
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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
American Homes 4 Rent, L.P.

    The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the years ended December 31, 2021, 2020 and 2019 (in thousands, except unit and per unit data):

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Net income	$210,559	$154,829	$156,260
Less:
Preferred distributions	37,923	55,128	55,128
Redemption of perpetual preferred units	15,879	—	—
Allocation to participating securities (1)	418	217	166
Numerator for income per common unit–basic and diluted	$156,339	$99,484	$100,966

Denominator:
Weighted-average common units outstanding–basic	375,693,107	358,603,291	352,460,401
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	1,273,123	461,550	503,569
Weighted-average common units outstanding–diluted	376,966,230	359,064,841	352,963,970

Net income per common unit:
Basic	$0.42	$0.28	$0.29
Diluted	$0.41	$0.28	$0.29
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of forward sale equity contracts under the treasury stock method (see Note 9).

Note 12. Fair Value

    The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses generally approximate fair value because of the short maturity of these amounts. The Company’s treasury locks were the only financial instruments recorded at fair value on a recurring basis in the consolidated financial statements.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
    The following table displays the carrying values and fair values of our debt instruments as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$470,039	$479,464	$475,144	$488,140
AH4R 2014-SFR3 securitization	485,005	495,659	490,319	504,364
AH4R 2015-SFR1 securitization	510,585	521,639	515,326	529,542
AH4R 2015-SFR2 securitization	442,717	455,264	446,818	461,037
Total asset-backed securitizations	1,908,346	1,952,026	1,927,607	1,983,083
2028 unsecured senior notes, net	495,166	554,895	494,378	575,220
2029 unsecured senior notes, net	395,990	463,840	395,427	482,276
2031 unsecured senior notes, net	440,095	442,953	—	—
2051 unsecured senior notes, net	290,881	304,461	—	—
Total unsecured senior notes, net	1,622,132	1,766,149	889,805	1,057,496
Revolving credit facility	350,000	350,000	—	—
Total debt	$3,880,478	$4,068,175	$2,817,412	$3,040,579

    During the first quarter of 2021, in anticipation of a debt issuance and in order to hedge interest rate risk, the Company entered into a treasury lock agreement with a notional amount of $400.0 million based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument. The Company settled the treasury lock during the second quarter of 2021 in connection with the pricing of the 2031 Notes (see Note 7. Debt), which resulted in a $4.0 million loss that was recorded in other comprehensive loss and is being reclassified into earnings as an increase to interest expense over the 10-year term of the 2031 Notes. The estimated amount of existing losses reported in accumulated other comprehensive income at the reporting date expected to be reclassified into earnings within the next 12 months is approximately $0.4 million. The treasury lock was classified as Level 2 within the fair value hierarchy as its fair value was estimated using observable inputs based on the 10-year treasury note rate.

Note 13. Related Party Transactions

    As of December 31, 2021 and 2020, affiliates owned approximately 13.5% and 14.3%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 and 50,972,165 Class A units as of December 31, 2021 and 2020, respectively) an approximate 24.8% and 26.3% interest at December 31, 2021 and 2020, respectively.

    During the fourth quarter of 2020, we entered into a settlement and release agreement with a former employee, pursuant to which the parties agreed to settle any and all claims arising out of the employee’s relationship with the company. We paid $2.9 million, net of insurance proceeds, related to this matter, which is included in other income and expense, net within the consolidated statements of operations.

    American Homes 4 Rent

    As of December 31, 2020, the Company had a $4.8 million payable related to accrued common distributions to affiliates, which is included in amounts payable to affiliates on the Company’s consolidated balance sheets.

    American Homes 4 Rent, L.P.

    As of December 31, 2021, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which is included in amounts due from affiliates on the Operating Partnership’s consolidated balance sheets. As of December 31, 2020, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which is included in amounts due from affiliates on the Operating Partnership’s consolidated balance sheets, and had a $4.8 million payable related to accrued common distributions to affiliates, which is included in amounts payable to affiliates on the Operating Partnership’s consolidated balance sheets.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 14. Commitments and Contingencies

    The Company leases office space from third parties for our corporate and property management operations under non-cancelable operating lease agreements. Our operating leases have remaining lease terms of one to 10 years before any unexercised options to extend. For the years ended December 31, 2021, 2020 and 2019, operating lease costs were as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Lease costs	$3,957	$3,447	$2,612

    Other information related to our operating lease terms and discount rates were as follows:

	December 31, 2021	December 31, 2020
Weighted-Average Remaining Lease Term	7.9 years	8.7 years
Weighted-Average Discount Rate	2.8%	2.9%

    Future lease obligations under our operating leases as of December 31, 2021 were as follows (in thousands):

Operating Lease Obligations
2022	$3,140
2023	2,851
2024	2,745
2025	2,372
2026	1,806
Thereafter	8,084
Total lease payments	20,998
Less: imputed interest	(2,275)
Operating lease liabilities	$18,723

    As of December 31, 2021, the Company had commitments to acquire 482 single-family properties for an aggregate purchase price of $160.4 million, as well as $409.0 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. As of December 31, 2020, the Company had commitments to acquire 323 single-family properties for an aggregate purchase price of $81.7 million, as well as $72.3 million in purchase commitments for land relating to our AMH Development Program.

    As of December 31, 2021 and 2020, the Company had sales in escrow for approximately 111 and 97, respectively, of our single-family properties for aggregate selling prices of $39.2 million and $24.0 million, respectively.

    As of December 31, 2021 and 2020, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $112.4 million and $36.7 million, respectively.

    We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $2.5 million, $2.0 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Captive Insurance Company

    During the first quarter of 2021, the Company formed a wholly owned captive insurance company, American Dream Insurance, LLC, which provides general liability insurance coverage for losses below the deductible under the Company’s third-party liability insurance policy. The Company created American Dream Insurance, LLC as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program. The captive insurance company’s impact on the Company’s consolidated financial statements is immaterial.

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

COVID-19 Pandemic

    The global economy has continued to be severely impacted by the COVID-19 pandemic. We are actively monitoring the impact of the COVID-19 pandemic, which may continue to negatively impact our business and results of operations for fiscal year 2022 and likely beyond. The degree to which our operations will be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the duration, spread and severity of the pandemic, including with respect to resurgences, new variants or strains, such as the Delta and Omicron variants, the impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines against any future variants or strains, employee retention issues resulting from vaccine mandates, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Note 15. Subsequent Events

Subsequent Acquisitions

    From January 1, 2022 through February 18, 2022, the Company added 411 properties to its portfolio for a total cost of approximately $149.7 million, which included 135 newly constructed properties delivered through our AMH Development Program and 15 newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

    From January 1, 2022 through February 18, 2022, the Company disposed of 95 properties for aggregate net proceeds of approximately $28.2 million.

Revolving Credit Facility

    From January 1, 2022 through February 18, 2022, the Company borrowed an additional $120.0 million and paid down $360.0 million under its revolving credit facility, resulting in $110.0 million of outstanding borrowings under its revolving credit facility as of February 18, 2022.

Distributions

    On February 17, 2022, the Company’s board of trustees approved an increase in quarterly dividends to $0.18 per Class A and Class B common share for the first quarter of 2022. The quarterly dividends are payable on March 31, 2022 to shareholders of record on March 15, 2022.

Class A Common Share Offering

    In January 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company, and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares which are accounted for in equity. The Company expects to physically settle the January 2022 Forward Sale Agreements by the delivery of the Class A common shares and receive proceeds by January 20, 2023, although the Company has the right to elect settlement prior to that time subject to certain conditions. Although the Company expects to physically settle, the January 2022 Forward Sale Agreements allow the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
cash or net share settle the January 2022 Forward Sale Agreements, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchasers in certain circumstances. The January 2022 Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

    The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used the net proceeds from the offering to repay indebtedness under its revolving credit facility and for general corporate purposes. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis but estimates that net proceeds will be approximately $488.6 million after deducting underwriting fees. The Company expects to use these net proceeds (i) to develop new single-family properties and communities, (ii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iii) for general corporate purposes.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2021

(Amounts in thousands, except number of single-family homes)			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Total Cost as of December 31, 2021 (1)
Market	Number of Single-Family Homes	Gross Book Value of Encumbered Assets	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Date of Acquisition
Single-family properties in operation
Albuquerque, NM	239	$—	$7,961	$30,578	$—	$4,743	$7,961	$35,321	$43,282	$(9,046)	$34,236	2013-2021
Atlanta, GA	5,498	193,607	189,799	765,595	—	152,474	189,799	918,069	1,107,868	(179,201)	928,667	2012-2021
Austin, TX	794	36,179	29,799	113,491	—	17,037	29,799	130,528	160,327	(28,831)	131,496	2012-2021
Boise, ID	635	7,911	27,943	105,602	—	16,790	27,943	122,392	150,335	(15,993)	134,342	2013-2021
Charleston, SC	1,463	83,790	64,134	221,586	—	33,916	64,134	255,502	319,636	(44,062)	275,574	2012-2021
Charlotte, NC	3,897	288,888	151,524	561,718	—	80,776	151,524	642,494	794,018	(139,782)	654,236	2012-2021
Cincinnati, OH	2,104	237,454	68,311	273,421	—	51,607	68,311	325,028	393,339	(87,987)	305,352	2012-2021
Colorado Springs, CO	71	—	4,785	20,160	—	1,193	4,785	21,353	26,138	(1,335)	24,803	2013-2021
Columbus, OH	2,139	144,521	65,203	271,672	—	55,459	65,203	327,131	392,334	(77,347)	314,987	2012-2021
Dallas-Fort Worth, TX	4,320	292,327	112,514	517,841	—	105,430	112,514	623,271	735,785	(171,985)	563,800	2012-2021
Denver, CO	844	—	47,581	186,341	—	25,036	47,581	211,377	258,958	(49,676)	209,282	2012-2021
Greater Chicago area, IL and IN	1,700	487,564	53,453	210,667	—	53,121	53,453	263,788	317,241	(84,181)	233,060	2012-2015
Greensboro, NC	733	53,695	21,826	98,549	—	13,947	21,826	112,496	134,322	(28,209)	106,113	2013-2021
Greenville, SC	730	73,526	19,525	101,730	—	14,386	19,525	116,116	135,641	(28,839)	106,802	2013-2021
Houston, TX	2,914	175,907	62,076	364,091	—	69,520	62,076	433,611	495,687	(116,480)	379,207	2012-2021
Indianapolis, IN	2,919	—	81,622	325,228	—	71,373	81,622	396,601	478,223	(115,482)	362,741	2012-2021
Inland Empire, CA	89	—	9,292	11,632	—	1,898	9,292	13,530	22,822	(3,372)	19,450	2012-2016
Jacksonville, FL	2,721	61,872	92,679	377,811	—	69,697	92,679	447,508	540,187	(86,678)	453,509	2012-2021
Knoxville, TN	411	17,699	13,983	68,269	—	8,077	13,983	76,346	90,329	(18,438)	71,891	2013-2021
Las Vegas, NV	1,515	22,249	68,366	227,763	—	55,411	68,366	283,174	351,540	(50,453)	301,087	2011-2021
Memphis, TN	665	17,382	21,920	79,247	—	15,509	21,920	94,756	116,676	(23,962)	92,714	2013-2021
Miami, FL	184	3,462	2,190	21,277	—	5,308	2,190	26,585	28,775	(8,334)	20,441	2013-2015
Milwaukee, WI	109	—	6,446	19,163	—	2,546	6,446	21,709	28,155	(6,898)	21,257	2013
Nashville, TN	3,067	186,415	131,691	491,360	—	77,099	131,691	568,459	700,150	(120,491)	579,659	2012-2021
Orlando, FL	1,824	47,263	67,956	241,508	—	46,129	67,956	287,637	355,593	(64,887)	290,706	2011-2021
Phoenix, AZ	3,296	56,908	146,471	416,829	—	69,429	146,471	486,258	632,729	(105,579)	527,150	2011-2021
Portland, OR	184	24,820	13,214	23,302	—	2,817	13,214	26,119	39,333	(6,411)	32,922	2013-2021
Raleigh, NC	2,165	214,980	77,177	298,539	—	42,107	77,177	340,646	417,823	(82,877)	334,946	2012-2021
Salt Lake City, UT	1,762	160,964	107,284	321,767	—	63,679	107,284	385,446	492,730	(70,843)	421,887	2012-2021
San Antonio, TX	1,292	60,501	37,964	164,091	—	36,017	37,964	200,108	238,072	(39,471)	198,601	2012-2021
Savannah/Hilton Head, SC	974	42,534	34,029	136,059	—	17,206	34,029	153,265	187,294	(29,314)	157,980	2013-2021
Seattle, WA	1,062	28,363	82,224	225,118	—	19,894	82,224	245,012	327,236	(35,778)	291,458	2012-2021
Tampa, FL	2,635	46,670	102,913	392,682	—	63,823	102,913	456,505	559,418	(95,174)	464,244	2012-2021
Tucson, AZ	564	12,205	17,147	78,229	—	13,389	17,147	91,618	108,765	(17,104)	91,661	2011-2021
Winston Salem, NC	846	43,695	21,037	103,852	—	14,776	21,037	118,628	139,665	(28,433)	111,232	2013-2021
Total Single-family properties in operation	56,365	3,123,351	2,062,039	7,866,768	—	1,391,619	2,062,039	9,258,387	11,320,426	(2,072,933)	9,247,493	2011-2021
Properties under development & development land	—	—	471,782	—	77,871	332,506	549,653	332,506	882,159	—	882,159
Total Single-family properties held for sale	659	—	30,289	86,602	—	17,880	30,289	104,482	134,771	(19,864)	114,907	2011-2020
Total real estate assets	57,024	$3,123,351	$2,564,110	$7,953,370	$77,871	$1,742,005	$2,641,981	$9,695,375	$12,337,356	$(2,092,797)	$10,244,559	2011-2021
(1)The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was $12.4 billion as of December 31, 2021.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2021 (Continued)

Change in Total Real Estate Assets for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2021	2020	2019
Balance, beginning of period	$9,999,821	$9,448,381	$9,197,096
Acquisitions and building improvements	1,426,921	689,566	379,466
Dispositions	(95,997)	(208,540)	(233,094)
Write-offs	(23,916)	(20,843)	(12,353)
Impairment	(131)	(1,957)	(3,663)
Reclassifications to single-family properties held for sale, net of dispositions	13,728	93,214	120,929
Balance, end of period	$11,320,426	$9,999,821	$9,448,381

Change in Accumulated Depreciation for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2021	2020	2019
Balance, beginning of period	$(1,754,433)	$(1,462,105)	$(1,176,499)
Depreciation (1)	(357,797)	(330,192)	(313,683)
Dispositions	14,990	29,433	28,154
Write-offs	23,916	20,843	12,353
Reclassifications to single-family properties held for sale, net of dispositions	391	(12,412)	(12,430)
Balance, end of period	$(2,072,933)	$(1,754,433)	$(1,462,105)
(1)Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from three to thirty years.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

AMERICAN HOMES 4 RENT
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

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
Matthew R. Zaist (Trustee)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

AMERICAN HOMES 4 RENT, L.P.
By:	American Homes 4 Rent, its General Partner
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2022, by the following persons on behalf of American Homes 4 Rent, as sole general partner of American Homes 4 Rent, L.P., the registrant, and in the capacities indicated.

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