Form 10-Q
period 2022-03-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2022-05-06
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
    American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 347,657,888 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on May 4, 2022.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of March 31, 2022 owned approximately 87.1% of the common partnership interest in, the Operating Partnership. The remaining 12.9% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements may relate to beliefs, expectations or intentions and similar statements concerning matters that are not of historical fact and are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “intend,” “potential,” “plan,” “goal,” “outlook,” “guidance” or other words that convey the uncertainty of future events or outcomes. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control and could cause actual results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These and other important factors, including those discussed or incorporated by reference under Part II, “Item 1A. Risk Factors,” Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Single-family properties:
Land	$2,122,442	$2,062,039
Buildings and improvements	9,583,889	9,258,387
Single-family properties in operation	11,706,331	11,320,426
Less: accumulated depreciation	(2,148,145)	(2,072,933)
Single-family properties in operation, net	9,558,186	9,247,493
Single-family properties under development and development land	972,034	882,159
Single-family properties held for sale, net	140,627	114,907
Total real estate assets, net	10,670,847	10,244,559
Cash and cash equivalents	56,626	48,198
Restricted cash	150,354	143,569
Rent and other receivables	43,869	41,587
Escrow deposits, prepaid expenses and other assets	263,883	216,625
Investments in unconsolidated joint ventures	109,861	121,950
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$11,441,385	$10,962,433

Liabilities
Revolving credit facility	$410,000	$350,000
Asset-backed securitizations, net	1,903,715	1,908,346
Unsecured senior notes, net	1,622,806	1,622,132
Accounts payable and accrued expenses	394,085	343,526
Total liabilities	4,330,606	4,224,004

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 347,642,888 and 337,362,716 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	3,476	3,374
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2022 and December 31, 2021)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 15,400,000 shares issued and outstanding at March 31, 2022 and December 31, 2021)	154	154
Additional paid-in capital	6,873,257	6,492,933
Accumulated deficit	(445,709)	(438,710)
Accumulated other comprehensive income	1,698	1,814
Total shareholders’ equity	6,432,882	6,059,571
Noncontrolling interest	677,897	678,858
Total equity	7,110,779	6,738,429

Total liabilities and equity	$11,441,385	$10,962,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Rents and other single-family property revenues	$356,105	$312,573

Expenses:
Property operating expenses	133,643	118,694
Property management expenses	26,034	23,699
General and administrative expense	17,282	15,205
Interest expense	27,567	28,005
Acquisition and other transaction costs	5,974	4,846
Depreciation and amortization	99,954	90,071
Total expenses	310,454	280,520

Gain on sale and impairment of single-family properties and other, net	22,044	16,069
Other income and expense, net	2,319	799

Net income	70,014	48,921

Noncontrolling interest	8,312	4,925
Dividends on preferred shares	5,763	13,782

Net income attributable to common shareholders	$55,939	$30,214

Weighted-average common shares outstanding:
Basic	345,742,526	316,982,460
Diluted	346,480,823	317,441,397

Net income attributable to common shareholders per share:
Basic	$0.16	$0.10
Diluted	$0.16	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income	$70,014	$48,921
Other comprehensive (loss) income:
Cash flow hedging instruments:
Unrealized gain on cash flow hedging instrument	—	9,230
Reclassification adjustment for amortization of interest expense included in net income	(141)	(241)
Other comprehensive (loss) income	(141)	8,989
Comprehensive income	69,873	57,910
Comprehensive income attributable to noncontrolling interests	8,287	6,185
Dividends on preferred shares	5,763	13,782
Comprehensive income attributable to common shareholders	$55,823	$37,943

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2021	337,362,716	$3,374	635,075	$6	15,400,000	$154	$6,492,933	$(438,710)	$1,814	$6,059,571	$678,858	$6,738,429
Share-based compensation	—	—	—	—	—	—	7,405	—	—	7,405	—	7,405
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	280,172	2	—	—	—	—	(2,621)	—	—	(2,619)	—	(2,619)
Issuance of Class A common shares, net of offering costs of $200	10,000,000	100	—	—	—	—	375,540	—	—	375,640	—	375,640
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(5,763)	—	(5,763)	—	(5,763)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,248)	(9,248)
Common shares ($0.18 per share)	—	—	—	—	—	—	—	(62,938)	—	(62,938)	—	(62,938)
Net income	—	—	—	—	—	—	—	61,702	—	61,702	8,312	70,014
Total other comprehensive loss	—	—	—	—	—	—	—	—	(116)	(116)	(25)	(141)
Balances at March 31, 2022	347,642,888	$3,476	635,075	$6	15,400,000	$154	$6,873,257	$(445,709)	$1,698	$6,432,882	$677,897	$7,110,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$70,014	$48,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,954	90,071
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	2,453	1,829
Noncash share-based compensation	7,405	8,110
Equity in net income of unconsolidated joint ventures	(1,478)	(366)
Return on investment from unconsolidated joint ventures	2,598	—
Gain on sale and impairment of single-family properties and other, net	(22,044)	(16,069)
Other changes in operating assets and liabilities:
Rent and other receivables	(3,811)	(8,170)
Prepaid expenses and other assets	(6,530)	5,742
Deferred leasing costs	(535)	(975)
Accounts payable and accrued expenses	11,245	23,242
Amounts due from related parties	(529)	(338)
Net cash provided by operating activities	158,742	151,997

Investing activities
Cash paid for single-family properties	(288,719)	(82,118)
Change in escrow deposits for purchase of single-family properties	6,235	(5,341)
Net proceeds received from sales of single-family properties and other	51,407	46,304
Proceeds received from storm-related insurance claims	1,529	—
Payments received on notes for sale of properties	402	—
Investment in unconsolidated joint ventures	(5,294)	(7,990)
Distributions from joint ventures	22,587	25,893
Renovations to single-family properties	(21,721)	(9,069)
Recurring and other capital expenditures for single-family properties	(24,185)	(26,033)
Cash paid for development activity	(244,621)	(141,618)
Other purchases of productive assets	(10,384)	(8,258)
Net cash used for investing activities	(512,764)	(208,230)

Financing activities
Proceeds from issuance of Class A common shares	375,840	—
Payments of Class A common share issuance costs	(200)	—
Proceeds from issuances under share-based compensation plans	1,439	1,121
Payments related to tax withholding for share-based compensation	(4,058)	(2,642)
Payments on asset-backed securitizations	(5,876)	(6,118)
Proceeds from revolving credit facility	420,000	80,000
Payments on revolving credit facility	(360,000)	—
Proceeds from liabilities related to consolidated land not owned	19,794	—
Distributions to noncontrolling interests	(9,306)	(7,758)
Distributions to common shareholders	(62,635)	(47,561)
Distributions to preferred shareholders	(5,763)	(13,782)
Net cash provided by financing activities	369,235	3,260

Net increase (decrease) in cash, cash equivalents and restricted cash	15,213	(52,973)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	191,767	265,077
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$206,980	$212,104

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(40,871)	$(36,388)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$57,500	$31,854
Transfers of completed homebuilding deliveries to properties	112,911	72,862
Property and land contributions to unconsolidated joint ventures	(10,605)	(23,835)
Property and land distributions from unconsolidated joint ventures	8,397	—
Unrealized gain on cash flow hedging instrument	—	9,230
Noncash right-of-use assets obtained in exchange for operating lease liabilities	746	537
Accrued distributions to non-affiliates	303	105

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Single-family properties:
Land	$2,122,442	$2,062,039
Buildings and improvements	9,583,889	9,258,387
Single-family properties in operation	11,706,331	11,320,426
Less: accumulated depreciation	(2,148,145)	(2,072,933)
Single-family properties in operation, net	9,558,186	9,247,493
Single-family properties under development and development land	972,034	882,159
Single-family properties held for sale, net	140,627	114,907
Total real estate assets, net	10,670,847	10,244,559
Cash and cash equivalents	56,626	48,198
Restricted cash	150,354	143,569
Rent and other receivables	43,869	41,587
Escrow deposits, prepaid expenses and other assets	263,883	216,625
Investments in unconsolidated joint ventures	109,861	121,950
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$11,441,385	$10,962,433

Liabilities
Revolving credit facility	$410,000	$350,000
Asset-backed securitizations, net	1,903,715	1,908,346
Unsecured senior notes, net	1,622,806	1,622,132
Accounts payable and accrued expenses	394,085	343,526
Total liabilities	4,330,606	4,224,004

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (348,277,963 and 337,997,791 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	6,059,620	5,686,193
Preferred units (15,400,000 units issued and outstanding at March 31, 2022 and December 31, 2021)	371,564	371,564
Limited partner:
Common units (51,376,980 units issued and outstanding at March 31, 2022 and December 31, 2021)	677,646	678,582
Accumulated other comprehensive income	1,949	2,090
Total capital	7,110,779	6,738,429

Total liabilities and capital	$11,441,385	$10,962,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Rents and other single-family property revenues	$356,105	$312,573

Expenses:
Property operating expenses	133,643	118,694
Property management expenses	26,034	23,699
General and administrative expense	17,282	15,205
Interest expense	27,567	28,005
Acquisition and other transaction costs	5,974	4,846
Depreciation and amortization	99,954	90,071
Total expenses	310,454	280,520

Gain on sale and impairment of single-family properties and other, net	22,044	16,069
Other income and expense, net	2,319	799

Net income	70,014	48,921

Preferred distributions	5,763	13,782

Net income attributable to common unitholders	$64,251	$35,139

Weighted-average common units outstanding:
Basic	397,119,506	368,647,217
Diluted	397,857,803	369,106,154

Net income attributable to common unitholders per unit:
Basic	$0.16	$0.10
Diluted	$0.16	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income	$70,014	$48,921
Other comprehensive (loss) income:
Cash flow hedging instruments:
Unrealized gain on cash flow hedging instrument	—	9,230
Reclassification adjustment for amortization of interest expense included in net income	(141)	(241)
Other comprehensive (loss) income	(141)	8,989
Comprehensive income	69,873	57,910
Preferred distributions	5,763	13,782
Comprehensive income attributable to common unitholders	$64,110	$44,128

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2021	337,997,791	$5,686,193	$371,564	51,376,980	$678,582	$2,090	$6,738,429
Share-based compensation	—	7,405	—	—	—	—	7,405
Common units issued under share-based compensation plans, net of units withheld for employee taxes	280,172	(2,619)	—	—	—	—	(2,619)
Issuance of Class A common units, net of offering costs of $200	10,000,000	375,640	—	—	—	—	375,640
Distributions to capital holders:
Preferred units (Note 10)	—	—	(5,763)	—	—	—	(5,763)
Common units ($0.18 per unit)	—	(62,938)	—	—	(9,248)	—	(72,186)
Net income	—	55,939	5,763	—	8,312	—	70,014
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at March 31, 2022	348,277,963	$6,059,620	$371,564	51,376,980	$677,646	$1,949	$7,110,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$70,014	$48,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,954	90,071
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	2,453	1,829
Noncash share-based compensation	7,405	8,110
Equity in net income of unconsolidated joint ventures	(1,478)	(366)
Return on investment from unconsolidated joint ventures	2,598	—
Gain on sale and impairment of single-family properties and other, net	(22,044)	(16,069)
Other changes in operating assets and liabilities:
Rent and other receivables	(3,811)	(8,170)
Prepaid expenses and other assets	(6,530)	5,742
Deferred leasing costs	(535)	(975)
Accounts payable and accrued expenses	11,245	23,242
Amounts due from related parties	(529)	(338)
Net cash provided by operating activities	158,742	151,997

Investing activities
Cash paid for single-family properties	(288,719)	(82,118)
Change in escrow deposits for purchase of single-family properties	6,235	(5,341)
Net proceeds received from sales of single-family properties and other	51,407	46,304
Proceeds received from storm-related insurance claims	1,529	—
Payments received on notes for sale of properties	402	—
Investment in unconsolidated joint ventures	(5,294)	(7,990)
Distributions from joint ventures	22,587	25,893
Renovations to single-family properties	(21,721)	(9,069)
Recurring and other capital expenditures for single-family properties	(24,185)	(26,033)
Cash paid for development activity	(244,621)	(141,618)
Other purchases of productive assets	(10,384)	(8,258)
Net cash used for investing activities	(512,764)	(208,230)

Financing activities
Proceeds from issuance of Class A common units	375,840	—
Payments of Class A common unit issuance costs	(200)	—
Proceeds from issuances under share-based compensation plans	1,439	1,121
Payments related to tax withholding for share-based compensation	(4,058)	(2,642)
Payments on asset-backed securitizations	(5,876)	(6,118)
Proceeds from revolving credit facility	420,000	80,000
Payments on revolving credit facility	(360,000)	—
Proceeds from liabilities related to consolidated land not owned	19,794	—
Distributions to common unitholders	(71,941)	(55,319)
Distributions to preferred unitholders	(5,763)	(13,782)
Net cash provided by financing activities	369,235	3,260

Net increase (decrease) increase in cash, cash equivalents and restricted cash	15,213	(52,973)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	191,767	265,077
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$206,980	$212,104

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(40,871)	$(36,388)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$57,500	$31,854
Transfers of completed homebuilding deliveries to properties	112,911	72,862
Property and land contributions to unconsolidated joint ventures	(10,605)	(23,835)
Property and land distributions from unconsolidated joint ventures	8,397	—
Unrealized gain on cash flow hedging instrument	—	9,230
Noncash right-of-use assets obtained in exchange for operating lease liabilities	746	537
Accrued distributions to non-affiliates	303	105

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of March 31, 2022, the Company held 57,984 single-family properties in 22 states, including 855 properties classified as held for sale.

AH4R is the general partner of, and as of March 31, 2022 owned approximately 87.1% of the common partnership interest in, the Operating Partnership. The remaining 12.9% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. Entities that are not VIEs and for which the Company owns an interest but does not consolidate are accounted for under the equity method of accounting as an investment in an unconsolidated entity and are included in investments in unconsolidated joint ventures within the condensed consolidated balance sheets.

The Company consolidates VIEs in accordance with ASC 810 if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. The Company holds an investment in a limited partnership and a deposit with a land banking entity, both of which were determined to be VIEs for which the Company was deemed not to be the primary beneficiary. Because the Company does not have controlling financial interests, the investment in the limited partnership is accounted for under the equity method of accounting, and the deposit with the land banking entity is held at cost. The Company’s maximum exposure to loss is limited to the carrying values included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission

(“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	March 31,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$56,626	$75,237	$48,198	$137,060
Restricted cash	150,354	136,867	143,569	128,017
Total cash, cash equivalents and restricted cash	$206,980	$212,104	$191,767	$265,077

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Occupied single-family properties	$8,814,850	$8,522,080
Single-family properties leased, not yet occupied	110,242	77,221
Single-family properties in turnover process	180,864	184,170
Single-family properties recently renovated or developed	137,759	126,379
Single-family properties newly acquired and under renovation	314,471	337,643
Single-family properties in operation, net	9,558,186	9,247,493
Development land	612,237	549,653
Single-family properties under development	359,797	332,506
Single-family properties held for sale, net	140,627	114,907
Total real estate assets, net	$10,670,847	$10,244,559

Depreciation expense related to single-family properties was $96.2 million and $86.3 million for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the Company’s dispositions of single-family properties and land for the three months ended March 31, 2022 and 2021 (amounts in thousands, except property data):

	For the Three Months Ended March 31,
	2022	2021
Single-family properties:
Properties sold	169	180
Net proceeds (1)	$50,259	$46,040
Net gain on sale	$24,545	$15,350
Land:
Net proceeds	$1,148	$264
Net gain (loss) on sale	$278	$(77)
(1)Net proceeds are net of deductions for working capital prorations.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $52.3 million and $45.8 million for the three months ended March 31, 2022 and 2021, respectively. Variable lease payments for fees from single-family properties were $6.1 million and $5.2 million for the three months ended March 31, 2022 and 2021.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of March 31, 2022 (amounts in thousands):

March 31, 2022
Remaining 2022	$570,546
2023	123,025
2024	5,274
2025	2
Total	$698,847

As of March 31, 2022 and December 31, 2021, rent and other receivables included $0.3 million and $1.9 million, respectively, of insurance claims receivables related to storm damages.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Escrow deposits, prepaid expenses and other	$96,145	$88,414
Commercial real estate, software, vehicles and FF&E, net	63,438	62,462
Consolidated land not owned	39,714	—
Notes receivable, net	35,062	35,346
Operating lease ROU assets	17,300	17,269
Deferred costs and other intangibles, net	12,224	13,134
Total	$263,883	$216,625

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $3.0 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively.

Consolidated Land Not Owned

During the first quarter of 2022, the Company entered into a land option contract whereby it sold land to a third party with an option to repurchase finished lots on a predetermined schedule. Because of our option to repurchase the finished lots, in accordance with ASC 606-10-55-70, we accounted for this transaction as a financing arrangement rather than a sale. Consolidated land not owned is included in escrow deposits, prepaid expenses and other assets and the liability for consolidated land not owned, which represents proceeds received from the third party net of our deposit on the optioned land, is included in accounts payable and accrued expenses in the condensed consolidated balance sheets (see Note 9. Accounts Payable and Accrued Expenses).

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Deferred leasing costs	$2,690	$3,090
Deferred financing costs	22,491	22,491
	25,181	25,581
Less: accumulated amortization	(12,957)	(12,447)
Total	$12,224	$13,134

Amortization expense related to deferred leasing costs was $0.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively, and was included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $0.7 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and was included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2022 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2022	$1,171	$2,051	$3,222
2023	44	2,722	2,766
2024	—	2,730	2,730
2025	—	2,722	2,722
2026	—	784	784
Total	$1,215	$11,009	$12,224

Note 7. Investments in Unconsolidated Joint Ventures

As of March 31, 2022, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at March 31, 2022	Completed Homes at March 31, 2022	Balances at March 31, 2022	Balances at December 31, 2021
Alaska JV	20%	304	$22,051	$22,658
Institutional Investor JV	20%	855	29,058	28,695
J.P. Morgan JV	20%	690	58,752	70,597
		1,849	$109,861	$121,950

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $2.8 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively, and was included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

During the first quarter of 2022, the Company acquired 200 properties in a bulk transaction from Institutional Investor JV for total consideration of $74.6 million, of which (i) $66.2 million was paid in cash and included in cash paid for single-family properties in the condensed consolidated statements of cash flows and (ii) $8.4 million was recorded as a noncash distribution resulting in a reduction to our equity method investment. The transaction was accounted for as an asset acquisition and resulted in a gain on sale at Institutional Investor JV. Recognition of our pro rata portion of the gain on sale has been deferred by reducing the carrying value of the acquired properties in our condensed consolidated balance sheets.

During the first quarter of 2022, J.P. Morgan JV entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate plus a 1.5% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that include additional fees and interest. As of March 31, 2022, the joint venture’s loan had a $99.0 million outstanding principal balance.

During the third quarter of 2020, Institutional Investor JV entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of March 31, 2022, the joint venture’s loan had a $159.2 million outstanding principal balance.

The Company has provided customary non-recourse guarantees for the J.P. Morgan JV and Institutional Investor JV loans that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantees have not been invoked and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint ventures and us, and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of March 31, 2022 and December 31, 2021 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2022	December 31, 2021
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$471,981	$473,594
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	487,356	488,790
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	513,233	514,868
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	445,735	446,929
Total asset-backed securitizations			1,918,305	1,924,181
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
Revolving credit facility (6)	1.55%	April 15, 2026	410,000	350,000
Total debt			3,978,305	3,924,181
Unamortized discounts on unsecured senior notes			(15,222)	(15,561)
Deferred financing costs, net (7)			(26,562)	(28,142)
Total debt per balance sheet			$3,936,521	$3,880,478
(1)Interest rates are rounded and as of March 31, 2022. Unless otherwise stated, interest rates are fixed percentages.
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
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the Company had approximately $2.2 million and $1.6 million, respectively, committed to outstanding letters of credit that reduced our borrowing capacity as of March 31, 2022 and December 31, 2021. The revolving credit facility bears interest at LIBOR plus 1.10% as of March 31, 2022.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.6 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, and was included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of March 31, 2022 (amounts in thousands):

Debt Maturities
Remaining 2022	$15,536
2023	20,714
2024	951,418
2025	10,302
2026	420,302
Thereafter	2,560,033
Total debt	$3,978,305

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Gross interest cost	$40,461	$33,883
Capitalized interest	(12,894)	(5,878)
Interest expense	$27,567	$28,005

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Resident security deposits	$110,275	$105,809
Accrued property taxes	85,915	52,545
Accrued construction and maintenance liabilities	67,053	50,655
Prepaid rent	29,237	31,190
Liability for consolidated land not owned (see Note 6)	19,794	—
Operating lease liabilities	18,797	18,723
Accrued interest	17,575	33,332
Accounts payable	3,522	1,113
Other accrued liabilities	41,917	50,159
Total	$394,085	$343,526

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Share Offering

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company, and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares which are accounted for in equity. The Company expects to physically settle the January 2022 Forward Sale Agreements by the delivery of the Class A common shares and receive proceeds by January 20, 2023, although the Company has the right to elect settlement prior to that time subject to certain conditions. Although the Company expects to physically settle, the January 2022 Forward Sale Agreements allow the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the January 2022 Forward Sale Agreements, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchasers in certain circumstances. The January 2022 Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used the net proceeds from the offering to repay indebtedness under its revolving credit facility and for general corporate purposes. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis but estimates that net proceeds will be approximately $488.6 million after deducting underwriting fees. The Company expects to use these net proceeds (i) to repay indebtedness it has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for general corporate purposes. As of March 31, 2022, the Company has estimated net proceeds of $488.6 million available from future settlement under the January 2022 Forward Sale Agreements.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2022 and 2021, no shares were issued under the At-the-Market Program. As of March 31, 2022, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2022 and 2021, we did not repurchase and retire any of our Class A common shares or preferred shares. As of March 31, 2022, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

As of March 31, 2022 and December 31, 2021, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				March 31, 2022		December 31, 2021
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series F perpetual preferred shares (1)	4/24/2017	4/24/2022	5.875%	6,200,000	155,000	6,200,000	155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				15,400,000	$385,000	15,400,000	$385,000
(1)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022. See Note 16. Subsequent Events.

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	March 31, 2022	March 31, 2021
Class A and Class B common shares	$0.18	$0.10
6.500% Series D perpetual preferred shares (1)	—	0.41
6.350% Series E perpetual preferred shares (2)	—	0.40
5.875% Series F perpetual preferred shares (3)	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39
(1)The 6.500% Series D perpetual preferred shares were redeemed on June 7, 2021.
(2)The 6.350% Series E perpetual preferred shares were redeemed on June 30, 2021.
(3)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022. See Note 16. Subsequent Events.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.7% and 13.0%, of the total 399,654,943 and 389,374,771 Class A units in the Operating Partnership as of March 31, 2022 and December 31, 2021, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2%, of the total 399,654,943 and 389,374,771 Class A units in the Operating Partnership as of March 31, 2022 and December 31, 2021, respectively. The OP units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

Note 11. Share-Based Compensation

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the 2012 Equity Incentive Plan (the “2012 Plan”), provides for the issuance of Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, restricted share units (“RSUs”), unrestricted shares, dividend equivalent rights and performance-based awards. When the Company issues Class A common shares under the 2021 Plan, the Operating Partnership issues an equivalent number of Class A units to AH4R.

During the three months ended March 31, 2022 and 2021, the Human Capital and Compensation Committee granted RSUs to employees that vest over a three-year service period.

During the three months ended March 31, 2022 and 2021, the Human Capital and Compensation Committee granted performance-based restricted share units (“PSUs”) to certain senior employees that cliff vest at the end of a three-year service period. The performance conditions of the PSUs are measured over the three-year performance period January 1, 2022 through December 31, 2024 for PSUs granted during the three months ended March 31, 2022 and January 1, 2021 through December 31, 2023 for PSUs granted during the three months ended March 31, 2021. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Options outstanding at beginning of period	824,300	1,090,300
Granted	—	—
Exercised	(18,750)	(60,000)
Forfeited	—	—
Options outstanding at end of period	805,550	1,030,300
Options exercisable at end of period	800,550	992,800

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
RSUs outstanding at beginning of period	1,050,599	651,537
Awarded	395,759	453,560
Vested	(335,826)	(164,203)
Forfeited	(19,523)	(12,399)
RSUs outstanding at end of period	1,091,009	928,495

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
PSUs outstanding at beginning of period	92,319	—
Awarded	202,104	92,319
Vested	—	—
Forfeited	—	—
PSUs outstanding at end of period	294,423	92,319

2021 Employee Stock Purchase Plan

In 2021, the Company’s shareholders approved and the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which provides for the issuance of 3,000,000 Class A common shares. The 2021 ESPP terminates in June 2031 or the date on which there are no longer any Class A common shares available for issuance. The 2021 ESPP allows employees to acquire the Company’s Class A common shares through payroll deductions, subject to maximum purchase limitations, during six-month purchase periods. The first purchase period commenced on July 1, 2021. The purchase price for Class A common shares may be set at a maximum discount equal to 85% of the lower of the closing price of the Company’s Class A common shares on the first day or the last day of the applicable purchase period. When the Company issues Class A common shares under the 2021 ESPP, the Operating Partnership issues an equivalent number of Class A units to AH4R.

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
General and administrative expense	$4,030	$4,342
Property management expenses	999	999
Acquisition and other transaction costs	2,376	2,769
Total noncash share-based compensation expense	$7,405	$8,110

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three months ended March 31, 2022 and 2021 (amounts in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$70,014	$48,921
Less:
Noncontrolling interest	8,312	4,925
Dividends on preferred shares	5,763	13,782
Allocation to participating securities (1)	197	93
Numerator for income per common share–basic and diluted	$55,742	$30,121

Denominator:
Weighted-average common shares outstanding–basic	345,742,526	316,982,460
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	738,297	458,937
Weighted-average common shares outstanding–diluted (3)	346,480,823	317,441,397

Net income per common share:
Basic	$0.16	$0.10
Diluted	$0.16	$0.09
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of forward sale equity contracts under the treasury stock method (see Note 10. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three months ended March 31, 2022 and 2021 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$70,014	$48,921
Less:
Preferred distributions	5,763	13,782
Allocation to participating securities (1)	197	93
Numerator for income per common unit–basic and diluted	$64,054	$35,046

Denominator:
Weighted-average common units outstanding–basic	397,119,506	368,647,217
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	738,297	458,937
Weighted-average common units outstanding–diluted	397,857,803	369,106,154

Net income per common unit:
Basic	$0.16	$0.10
Diluted	$0.16	$0.09
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of forward sale equity contracts under the treasury stock method (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$468,743	$475,379	$470,039	$479,464
AH4R 2014-SFR3 securitization	483,887	491,209	485,005	495,659
AH4R 2015-SFR1 securitization	509,283	517,777	510,585	521,639
AH4R 2015-SFR2 securitization	441,802	450,543	442,717	455,264
Total asset-backed securitizations	1,903,715	1,934,908	1,908,346	1,952,026
2028 unsecured senior notes, net	495,364	508,265	495,166	554,895
2029 unsecured senior notes, net	396,130	424,764	395,990	463,840
2031 unsecured senior notes, net	440,354	398,624	440,095	442,953
2051 unsecured senior notes, net	290,958	251,940	290,881	304,461
Total unsecured senior notes, net	1,622,806	1,583,593	1,622,132	1,766,149
Revolving credit facility	410,000	410,000	350,000	350,000
Total debt	$3,936,521	$3,928,501	$3,880,478	$4,068,175

During the first quarter of 2021, in anticipation of a debt issuance and in order to hedge interest rate risk, the Company entered into a treasury lock agreement with a notional amount of $400.0 million based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument and had a fair value of $9.2 million as of March 31, 2021, which was included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets, with a corresponding unrealized gain reflected in other comprehensive income. The Company settled the treasury lock during the second quarter of 2021 in connection with the pricing of the 2031 unsecured senior notes which resulted in a $4.0 million loss recorded in other comprehensive (loss) income at the time that will be reclassified into earnings as an increase to interest expense over the 10-year term of the 2031 unsecured senior notes. The treasury lock was the only financial instrument recorded at fair value on a recurring basis in the condensed consolidated financial statements and was classified as Level 2 within the fair value hierarchy as its fair value was estimated using observable inputs based on the 10-year treasury note rate.

Note 14. Related Party Transactions

As of March 31, 2022 and December 31, 2021, affiliates owned approximately 12.8% and 13.5%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of March 31, 2022 and December 31, 2021) an approximate 24.0% and 24.8% interest as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

As of March 31, 2022, the Company had commitments to acquire 343 single-family properties for an aggregate purchase price of $116.3 million, as well as $446.1 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of March 31, 2022, the Company had sales in escrow for approximately 154 of our single-family properties for aggregate selling prices of $48.6 million.

As of March 31, 2022, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $130.0 million.

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

Note 16. Subsequent Events

Subsequent Acquisitions

From April 1, 2022 through April 30, 2022, the Company added 352 properties to its portfolio for a total cost of approximately $139.1 million, which included 97 newly constructed properties delivered through our AMH Development Program and two newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

From April 1, 2022 through April 30, 2022, the Company disposed of 54 properties for aggregate net proceeds of approximately $17.3 million.

Revolving Credit Facility

From April 1, 2022 through April 30, 2022, the Company paid down $410.0 million under its revolving credit facility, resulting in no outstanding borrowings under its revolving credit facility as of April 30, 2022.

Unsecured Senior Notes

In April 2022, the Operating Partnership issued $600.0 million of 3.625% unsecured senior notes with a maturity date of April 15, 2032 (the “2032 Notes”) and $300.0 million of 4.300% unsecured senior notes with a maturity date of April 15, 2052 (the “2052 Notes” and, together with the 2032 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2022. The Operating Partnership received aggregate net proceeds of $870.3 million from these issuances, after underwriting fees of approximately $6.5 million and a $23.2 million discount, and before estimated offering costs of $1.6 million. The Operating Partnership used net proceeds from this offering to repay amounts outstanding on its revolving credit facility and in connection with the redemption of its Series F preferred shares and intends to use the remaining net proceeds for general corporate purposes, including, without limitation, property acquisitions and developments, the expansion, redevelopment and/or improvement of existing properties in the Operating Partnership’s portfolio, other capital expenditures, the redemption of its other preferred shares, the repayment of outstanding indebtedness, working capital and other general purposes.

The Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indentures require that we maintain certain financial covenants. The Operating Partnership may redeem the Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indentures with respect to the Notes. If the 2032 Notes are redeemed on or after January 15, 2032 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. If the 2052 Notes are redeemed on or after October 15, 2051 (six months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

Redemption of Perpetual Preferred Shares

On May 5, 2022, the Company redeemed all 6,200,000 shares of the outstanding 5.875% Series F perpetual preferred shares, $0.01 par value per share, for cash at the liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series F perpetual preferred units.

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

As of March 31, 2022, we owned 57,984 single-family properties in selected sub-markets of metropolitan statistical areas (“MSAs”) in 22 states, including 855 properties held for sale, compared to 57,024 single-family properties in 22 states, including 659 properties held for sale, as of December 31, 2021, and 53,984 single-family properties in 22 states, including 636 properties held for sale as of March 31, 2021. As of March 31, 2022, 54,352 of our total properties (excluding properties held for sale) were occupied, compared to 53,637 of our total properties (excluding properties held for sale) as of December 31, 2021 and 52,025 of our total properties (excluding properties held for sale) as of March 31, 2021. Also, as of March 31, 2022, the Company had an additional 1,849 properties held in unconsolidated joint ventures, compared to 1,942 properties held in unconsolidated joint ventures as of December 31, 2021, and 1,383 properties held in unconsolidated joint ventures as of March 31, 2021. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of March 31, 2022:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,690	10.0%	$1,183.7	10.1%	$208,034	2,167	16.9	2016
Dallas-Fort Worth, TX	4,310	7.5%	738.7	6.3%	171,394	2,113	17.9	2014
Charlotte, NC	3,900	6.8%	802.4	6.9%	205,748	2,099	17.2	2015
Phoenix, AZ	3,334	5.8%	656.6	5.6%	196,946	1,834	18.2	2015
Nashville, TN	3,118	5.5%	722.9	6.2%	231,839	2,108	15.6	2015
Indianapolis, IN	2,932	5.1%	488.3	4.2%	166,541	1,930	19.2	2014
Houston, TX	2,850	5.0%	490.6	4.2%	172,146	2,103	16.2	2014
Jacksonville, FL	2,770	4.8%	558.9	4.8%	201,781	1,935	14.3	2016
Tampa, FL	2,662	4.7%	571.5	4.9%	214,682	1,940	15.1	2015
Raleigh, NC	2,167	3.8%	421.9	3.6%	194,694	1,886	16.4	2015
Columbus, OH	2,134	3.7%	394.1	3.4%	184,663	1,867	19.9	2015
Cincinnati, OH	2,134	3.7%	404.9	3.5%	189,751	1,848	19.3	2014
Orlando, FL	1,840	3.2%	362.6	3.1%	197,054	1,899	18.9	2015
Salt Lake City, UT	1,830	3.2%	526.9	4.5%	287,922	2,227	16.2	2015
Greater Chicago area, IL and IN	1,686	3.0%	315.1	2.7%	186,917	1,869	20.6	2013
Las Vegas, NV	1,597	2.8%	384.9	3.3%	241,031	1,879	14.3	2015
Charleston, SC	1,512	2.6%	335.8	2.9%	222,077	1,970	11.7	2016
San Antonio, TX	1,331	2.3%	253.2	2.2%	190,253	1,938	13.8	2015
Seattle, WA	1,106	1.9%	349.0	3.0%	315,583	2,002	12.5	2017
Savannah/Hilton Head, SC	990	1.7%	194.4	1.7%	196,390	1,887	13.6	2016
All Other (2)	7,236	12.9%	1,549.9	12.9%	214,197	1,900	17.0	2015
Total/Average	57,129	100.0%	$11,706.3	100.0%	$204,910	1,989	16.8	2015

(1)Excludes 855 single-family properties held for sale as of March 31, 2022.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of March 31, 2022:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	96.1%	$1,877	12.0	6.1	10.6%
Dallas-Fort Worth, TX	97.1%	1,961	12.2	5.9	8.1%
Charlotte, NC	96.6%	1,819	12.3	6.0	8.2%
Phoenix, AZ	96.0%	1,767	11.9	6.3	12.0%
Nashville, TN	97.3%	1,951	12.0	6.1	8.7%
Indianapolis, IN	95.7%	1,625	12.0	6.1	7.2%
Houston, TX	96.4%	1,812	12.5	5.6	5.6%
Jacksonville, FL	97.3%	1,841	12.0	6.0	9.6%
Tampa, FL	97.9%	1,952	12.0	6.1	10.7%
Raleigh, NC	95.6%	1,736	12.4	6.2	7.9%
Columbus, OH	94.7%	1,870	12.0	6.3	6.9%
Cincinnati, OH	95.7%	1,822	11.9	6.4	7.6%
Orlando, FL	97.9%	1,907	12.0	5.6	8.5%
Salt Lake City, UT	95.8%	2,070	12.1	6.6	8.4%
Greater Chicago area, IL and IN	97.2%	2,077	12.3	6.2	8.4%
Las Vegas, NV	93.9%	1,920	11.9	6.4	10.5%
Charleston, SC	92.6%	1,947	12.0	6.3	7.3%
San Antonio, TX	94.3%	1,763	12.0	5.9	6.9%
Seattle, WA	94.3%	2,311	12.0	6.9	9.3%
Savannah/Hilton Head, SC	96.3%	1,785	11.9	6.7	10.6%
All Other (6)	95.8%	1,857	12.0	6.3	8.8%
Total/Average	96.2%	$1,872	12.1	6.2	8.8%
(1)Excludes 855 single-family properties held for sale as of March 31, 2022.
(2)For the three months ended March 31, 2022, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended March 31, 2022, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended March 31, 2022, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the three months ended March 31, 2022, we developed or acquired 1,131 homes, including 325 newly constructed homes delivered through our AMH Development Program, 606 homes acquired through our National Builder Program and traditional acquisition channel and 200 homes acquired in a bulk transaction from an unconsolidated joint venture, partially offset by 171 homes sold to third parties or contributed to an unconsolidated joint venture. During the three months ended March 31, 2022, we also developed an additional 127 newly constructed properties which were delivered to our unconsolidated joint ventures, aggregating to 452 total program deliveries through our AMH Development Program.

Our properties held for sale were identified based on sub-market analysis, as well as individual property-level operational review. As of March 31, 2022 and December 31, 2021, there were 855 and 659 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

Property Operations

Homes added to our portfolio through new construction channels include properties developed through our internal AMH Development Program and newly constructed properties acquired from third-party developers through our National Builder Program. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, historically it has taken approximately four to six months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $250,000 and $450,000 to acquire and develop land and build a rental home. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

Homes added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association (“HOA”) fees, when applicable. In addition, we typically incur costs between $20,000 and $40,000 to renovate a home acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved to prepare our homes for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Historically, it has taken approximately 20 to 90 days to complete the renovation process, which will fluctuate based on our overall acquisition volume as well as availability of construction labor and materials.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 7.5% for the three months ended March 31, 2022, and we experienced turnover rates of 6.2% and 7.0% during the three months ended March 31, 2022 and 2021, respectively.

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

Results of Operations

Net income totaled $70.0 million for the three months ended March 31, 2022, compared to net income of $48.9 million for the three months ended March 31, 2021. This increase was primarily due to a larger number of occupied properties associated with growth in the Company’s portfolio, higher rental rates and lower uncollectible rents, as well as higher net gains on property sales.

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

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties, and total properties for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended March 31, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$262,720		$38,945		$301,665
Fees from single-family properties	4,995		1,092		6,087
Bad debt	(3,137)		(782)		(3,919)
Core revenues	264,578		39,255		303,833

Property tax expense	44,532	16.8%	7,410	18.9%	51,942	17.1%
HOA fees, net (2)	4,688	1.8%	720	1.8%	5,408	1.8%
R&M and turnover costs, net (2)	18,045	6.8%	3,958	10.1%	22,003	7.2%
Insurance	2,877	1.1%	496	1.3%	3,373	1.1%
Property management expenses, net (3)	19,111	7.2%	4,569	11.6%	23,680	7.8%
Core property operating expenses	89,253	33.7%	17,153	43.7%	106,406	35.0%

Core NOI	$175,325	66.3%	$22,102	56.3%	$197,427	65.0%

	For the Three Months Ended March 31, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$244,237		$24,084		$268,321
Fees from single-family properties	4,528		646		5,174
Bad debt	(5,852)		(865)		(6,717)
Core revenues	242,913		23,865		266,778

Property tax expense	42,601	17.5%	4,807	20.1%	47,408	17.8%
HOA fees, net (2)	4,402	1.8%	565	2.4%	4,967	1.9%
R&M and turnover costs, net (2)	15,809	6.6%	2,427	10.2%	18,236	6.8%
Insurance	2,498	1.0%	290	1.2%	2,788	1.0%
Property management expenses, net (3)	19,393	8.0%	2,807	11.8%	22,200	8.3%
Core property operating expenses	84,703	34.9%	10,896	45.7%	95,599	35.8%

Core NOI	$158,210	65.1%	$12,969	54.3%	$171,179	64.2%

(1)Includes 48,423 properties that have been stabilized longer than 90 days prior to January 1, 2021.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$356,105	$312,573
Tenant charge-backs	(52,272)	(45,795)
Core revenues	303,833	266,778
Less: Non-Same-Home core revenues	39,255	23,865
Same-Home core revenues	$264,578	$242,913

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$133,643	$118,694
Property management expenses	26,034	23,699
Noncash share-based compensation - property management	(999)	(999)
Expenses reimbursed by tenant charge-backs	(52,272)	(45,795)
Core property operating expenses	106,406	95,599
Less: Non-Same-Home core property operating expenses	17,153	10,896
Same-Home core property operating expenses	$89,253	$84,703

Core NOI and Same-Home Core NOI
Net income	$70,014	$48,921
Gain on sale and impairment of single-family properties and other, net	(22,044)	(16,069)
Depreciation and amortization	99,954	90,071
Acquisition and other transaction costs	5,974	4,846
Noncash share-based compensation - property management	999	999
Interest expense	27,567	28,005
General and administrative expense	17,282	15,205
Other income and expense, net	(2,319)	(799)
Core NOI	197,427	171,179
Less: Non-Same-Home Core NOI	22,102	12,969
Same-Home Core NOI	$175,325	$158,210

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 13.9% to $356.1 million for the three months ended March 31, 2022 from $312.6 million for the three months ended March 31, 2021. Revenue growth was driven by an increase in our average occupied portfolio which grew to 53,995 homes for the three months ended March 31, 2022, compared to 51,648 homes for the three months ended March 31, 2021, as well as higher rental rates and lower uncollectible rents.

Property Operating Expenses

Property operating expenses increased 12.6% to $133.6 million for the three months ended March 31, 2022 from $118.7 million for the three months ended March 31, 2021. This increase was primarily a result of inflationary increases and growth in our portfolio.

Property Management Expenses

Property management expenses for the three months ended March 31, 2022 and 2021 were $26.0 million and $23.7 million, respectively, which included $1.0 million of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs as a result of inflationary increases and to support growth in our portfolio as well as an increase in other miscellaneous property management expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 8.9% to $264.6 million for the three months ended March 31, 2022 from $242.9 million for the three months ended March 31, 2021. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 7.5% to $1,856 per month for the three months ended March 31, 2022 compared to $1,727 per month for the three months ended March 31, 2021, a rise in the Average Occupied Days Percentage, which increased to 97.5% for the three months ended March 31, 2022 compared to 97.3% for the three months ended March 31, 2021, and lower uncollectible rents.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 5.4% to $89.3 million for the three months ended March 31, 2022 from $84.7 million for the three months ended March 31, 2021 primarily driven by annual growth in property tax expense and other inflationary increases.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended March 31, 2022 and 2021 was $17.3 million and $15.2 million, respectively, which included $4.0 million and $4.3 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to higher personnel costs as a result of inflationary increases and to support growth in our business as well as timing of professional fees.

Interest Expense

Interest expense decreased 1.6% to $27.6 million for the three months ended March 31, 2022 from $28.0 million for the three months ended March 31, 2021. This decrease was primarily due to additional capitalized interest during the three months ended March 31, 2022 related to an increase in our development activities under our AMH Development Program and an increase in acquired properties that underwent initial renovation, partially offset by additional interest from the issuance of the 2031 unsecured senior notes and the 2051 unsecured senior notes during July 2021 and higher borrowings costs on the revolving credit facility during the three months ended March 31, 2022.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consists primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended March 31, 2022 and 2021 were $6.0 million and $4.8 million, respectively, which included $2.4 million and $2.8 million, respectively, of noncash share-based compensation expense related to employees in these functions. The increase in acquisition and other transaction costs was primarily related to higher acquisition costs associated with the growth of our portfolio, partially offset by lower noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 11.0% to $100.0 million for the three months ended March 31, 2022 from $90.1 million for the three months ended March 31, 2021 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net was $22.0 million and $16.1 million for the three months ended March 31, 2022 and 2021, respectively, which included $1.1 million and $0.1 million of impairment charges, respectively, related to homes classified as held for sale during each period. The increase was primarily related to higher net gains from property sales.

Other Income and Expense, net

Other income and expense, net was $2.3 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report. There have been no material changes to these estimates during the three months ended March 31, 2022.

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

Our liquidity and capital resources as of March 31, 2022 included cash and cash equivalents of $56.6 million. Additionally, as of March 31, 2022, we had $410.0 million of outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $1.25 billion, of which $2.2 million was committed to outstanding letters of credit. As described in Note 16. Subsequent Events to our condensed consolidated financial statements in this report, in April 2022, the Company issued $600.0 million of 3.625% unsecured senior notes due 2032 and $300.0 million of 4.300% unsecured senior notes due 2052 raising net proceeds of $870.3 million and as described below, we also have estimated net proceeds of $488.6 million available from future settlement of the January 2022 Forward Sale Agreements. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

Uses of Capital

Our expected material cash requirements over the next twelve months consist of (i) contractually obligated expenditures, including payments of principal and interest, (ii) other essential expenditures, including property operating expenses, HOA fees (as applicable), real estate taxes, maintenance capital expenditures, general and administrative expenses and dividends on our equity securities including those paid in accordance with REIT distribution requirements, and (iii) opportunistic expenditures, including to pay for the acquisition, development and renovation of our properties and repurchases of our securities.

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. Except as described in Note 8. Debt, Note 9. Accounts Payable and Accrued Expenses, Note 15. Commitments and Contingencies and Note 16. Subsequent Events to our condensed consolidated financial statements in this report, there have been no other material changes outside the ordinary course of business to our other known contractual obligations described in “Liquidity and

Capital Resources” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$158,742	$151,997	$6,745
Net cash used for investing activities	(512,764)	(208,230)	(304,534)
Net cash provided by financing activities	369,235	3,260	365,975
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,213	$(52,973)	$68,186

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $6.7 million, or 4.4%, from $152.0 million for the three months ended March 31, 2021 to $158.7 million for the three months ended March 31, 2022 primarily as a result of increased cash flows generated from a larger number of occupied properties, higher rental rates and lower uncollectible rents, partially offset by higher cash outflows for property related expenses as a result of inflationary increases and growth in our portfolio.

Investing Activities

Net cash used for investing activities increased $304.5 million, or 146%, from $208.2 million for the three months ended March 31, 2021 to $512.8 million for the three months ended March 31, 2022. Our investing activities are most significantly impacted by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels increased $298.0 million during the three months ended March 31, 2022. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in this strategic expansion. Renovations to single-family properties increased $12.7 million as a result of an increased volume in purchases of homes through our traditional acquisition channel during the three months ended March 31, 2022. These increases in net cash used for investing activities were partially offset by an increase of $5.1 million in net proceeds received from sales of single-family properties as a result of higher average per home realized sales prices during the three months ended March 31, 2022. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future.

Financing Activities

Net cash provided by financing activities increased $366.0 million from $3.3 million for the three months ended March 31, 2021 to $369.2 million for the three months ended March 31, 2022 primarily due to $375.6 million of net proceeds from the issuance of Class A common shares, an $8.0 million reduction in distributions to preferred shareholders as a result of the redemption of our Series D and E perpetual preferred shares in June 2021 and $19.8 million of proceeds from liabilities related to consolidated land not owned during the three months ended March 31, 2022 (see Note 6. Escrow Deposits, Prepaid Expenses and Other Assets to our condensed consolidated financial statements in this report for further discussion). These increases were partially offset by a $20.0 million reduction in borrowing activity, net of paydowns, under our revolving credit facility and a $16.6 million increase in distributions paid to common share and unit holders resulting from an 80% increase in distributions paid per common share and unit.

Class A Common Share Offering

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company, and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares which are accounted for in equity. The Company expects to physically settle the January 2022 Forward Sale Agreements by the delivery of the Class A common shares and receive proceeds by January 20, 2023, although the Company has the right to elect settlement prior to that time subject to certain conditions. Although the Company expects to physically settle, the January 2022 Forward Sale Agreements allow the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the January 2022 Forward Sale Agreements, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchasers in certain circumstances. The January 2022 Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used the net proceeds from the offering to repay indebtedness under its revolving credit facility and for general corporate purposes. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis but estimates that net proceeds will be approximately $488.6 million after deducting underwriting fees. The Company expects to use these net proceeds (i) to repay indebtedness it has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for general corporate purposes. As of March 31, 2022, the Company has estimated net proceeds of $488.6 million available from future settlement under the January 2022 Forward Sale Agreements.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2022 and 2021, no shares were issued under the At-the-Market Program. As of March 31, 2022, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2022 and 2021, we did not repurchase and retire any of our Class A common shares or preferred shares. As of March 31, 2022, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Distributions

As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. As of December 31, 2021, AH4R had a net operating loss (“NOL”) for U.S. federal income tax purposes of an estimated $25.4 million. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

During the three months ended March 31, 2022 and 2021, the Company distributed an aggregate $77.7 million and $69.1 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net income attributable to common shareholders	$55,939	$30,214
Adjustments:
Noncontrolling interests in the Operating Partnership	8,312	4,925
Gain on sale and impairment of single-family properties and other, net	(22,044)	(16,069)
Adjustments for unconsolidated joint ventures	(371)	382
Depreciation and amortization	99,954	90,071
Less: depreciation and amortization of non-real estate assets	(2,992)	(2,788)
FFO attributable to common share and unit holders	$138,798	$106,735
Adjustments:
Acquisition, other transaction costs and other	5,974	4,846
Noncash share-based compensation - general and administrative	4,030	4,342
Noncash share-based compensation - property management	999	999
Core FFO attributable to common share and unit holders	$149,801	$116,922
Recurring Capital Expenditures	(11,178)	(9,651)
Leasing costs	(535)	(975)
Adjusted FFO attributable to common share and unit holders	$138,088	$106,296

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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net income	$70,014	$48,921
Interest expense	27,567	28,005
Depreciation and amortization	99,954	90,071
EBITDA	$197,535	$166,997

Gain on sale and impairment of single-family properties and other, net	(22,044)	(16,069)
Adjustments for unconsolidated joint ventures	(371)	382
EBITDAre	$175,120	$151,310

Noncash share-based compensation - general and administrative	4,030	4,342
Noncash share-based compensation - property management	999	999
Acquisition, other transaction costs and other	5,974	4,846
Adjusted EBITDAre	$186,123	$161,497

Recurring Capital Expenditures	(11,178)	(9,651)
Leasing costs	(535)	(975)
Fully Adjusted EBITDAre	$174,410	$150,871
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the three months ended March 31, 2022, the Company borrowed an additional $420.0 million and paid down $360.0 million on its revolving credit facility, resulting in $410.0 million of outstanding variable rate debt as of March 31, 2022. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

As of March 31, 2022, assuming no change in the outstanding balance of our existing variable rate debt, which bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.10% and is subject to a zero percent LIBOR floor, a hypothetical 100 basis point increase or decrease in LIBOR would increase or decrease our projected annual interest expense by approximately $4.1 million or $1.9 million, respectively. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Treasury lock agreements are used from time to time to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. We do not hold or issue these derivative contracts for trading or speculative purposes.

There have been no other material changes to our market risk from those disclosed in section Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Annual Report.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in the 2021 Annual Report in Part I, “Item 1A. Risk Factors” and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

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

3.4
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

Exhibit Number		Exhibit Document

4.5		Form of Global Note representing the 2029 Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 23, 2019.)

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

4.10
Fifth Supplemental Indenture, dated as of April 7, 2022, among American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 7, 2022).

4.11		Form of Global Note representing the 2032 Notes (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 7, 2022).

4.12
Sixth Supplemental Indenture, dated as of April 7, 2022, among American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 7, 2022).

4.13		Form of Global Note representing the 2052 Notes (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.1	†	Form of Severance and Change of Control Letter Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022.)

31.1		Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2		Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3		Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4		Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 6, 2022

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Christopher C. Lau

Christopher C. Lau
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory of registrant)
Date: May 6, 2022