Form 10-Q
period 2022-06-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2022-08-05
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

280 Pilot Road
Las Vegas, Nevada 89119
(Address of principal executive offices) (Zip Code)

(702) 847-7800
(Registrant’s telephone number, including area code)

23975 Park Sorrento, Suite 300
Calabasas, California 91302
(Former name, former address and former fiscal year, if changed since last report)

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
    American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 347,735,087 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on August 3, 2022.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of June 30, 2022 owned approximately 87.1% of the common partnership interest in, the Operating Partnership. The remaining 12.9% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Single-family properties:
Land	$2,177,263	$2,062,039
Buildings and improvements	9,888,113	9,258,387
Single-family properties in operation	12,065,376	11,320,426
Less: accumulated depreciation	(2,228,095)	(2,072,933)
Single-family properties in operation, net	9,837,281	9,247,493
Single-family properties under development and development land	1,063,906	882,159
Single-family properties held for sale, net	159,243	114,907
Total real estate assets, net	11,060,430	10,244,559
Cash and cash equivalents	70,375	48,198
Restricted cash	151,790	143,569
Rent and other receivables	38,001	41,587
Escrow deposits, prepaid expenses and other assets	273,039	216,625
Investments in unconsolidated joint ventures	115,172	121,950
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$11,854,752	$10,962,433

Liabilities
Revolving credit facility	$—	$350,000
Asset-backed securitizations, net	1,899,602	1,908,346
Unsecured senior notes, net	2,492,610	1,622,132
Accounts payable and accrued expenses	498,279	343,526
Total liabilities	4,890,491	4,224,004

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 347,696,494 and 337,362,716 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	3,477	3,374
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2022 and December 31, 2021)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 and 15,400,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	92	154
Additional paid-in capital	6,734,292	6,492,933
Accumulated deficit	(452,155)	(438,710)
Accumulated other comprehensive income	1,575	1,814
Total shareholders’ equity	6,287,287	6,059,571
Noncontrolling interest	676,974	678,858
Total equity	6,964,261	6,738,429

Total liabilities and equity	$11,854,752	$10,962,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Rents and other single-family property revenues	$361,876	$313,654	$717,981	$626,227

Expenses:
Property operating expenses	129,270	116,578	262,913	235,272
Property management expenses	28,768	22,416	54,802	46,115
General and administrative expense	18,847	12,793	36,129	27,998
Interest expense	34,801	27,528	62,368	55,533
Acquisition and other transaction costs	7,658	2,968	13,632	7,814
Depreciation and amortization	104,415	91,117	204,369	181,188
Total expenses	323,759	273,400	634,213	553,920

Gain on sale and impairment of single-family properties and other, net	32,811	10,760	54,855	26,829
Other income and expense, net	3,627	800	5,946	1,599

Net income	74,555	51,814	144,569	100,735

Noncontrolling interest	8,343	3,218	16,655	8,143
Dividends on preferred shares	4,346	12,615	10,109	26,397
Redemption of perpetual preferred shares	5,276	15,879	5,276	15,879

Net income attributable to common shareholders	$56,590	$20,102	$112,529	$50,316

Weighted-average common shares outstanding:
Basic	348,484,158	319,752,730	347,123,576	318,380,175
Diluted	349,002,624	320,808,996	347,751,958	319,408,153

Net income attributable to common shareholders per share:
Basic	$0.16	$0.06	$0.32	$0.16
Diluted	$0.16	$0.06	$0.32	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$74,555	$51,814	$144,569	$100,735
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	(13,229)	—	(3,999)
Reclassification adjustment for amortization of interest expense included in net income	(141)	(240)	(282)	(481)
Other comprehensive loss	(141)	(13,469)	(282)	(4,480)
Comprehensive income	74,414	38,345	144,287	96,255
Comprehensive income attributable to noncontrolling interests	8,325	1,334	16,612	7,519
Dividends on preferred shares	4,346	12,615	10,109	26,397
Redemption of perpetual preferred shares	5,276	15,879	5,276	15,879
Comprehensive income attributable to common shareholders	$56,467	$8,517	$112,290	$46,460

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2021	337,362,716	$3,374	635,075	$6	15,400,000	$154	$6,492,933	$(438,710)	$1,814	$6,059,571	$678,858	$6,738,429
Share-based compensation	—	—	—	—	—	—	7,405	—	—	7,405	—	7,405
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	280,172	2	—	—	—	—	(2,621)	—	—	(2,619)	—	(2,619)
Issuance of Class A common shares, net of offering costs of $200	10,000,000	100	—	—	—	—	375,540	—	—	375,640	—	375,640
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(5,763)	—	(5,763)	—	(5,763)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,248)	(9,248)
Common shares ($0.18 per share)	—	—	—	—	—	—	—	(62,938)	—	(62,938)	—	(62,938)
Net income	—	—	—	—	—	—	—	61,702	—	61,702	8,312	70,014
Total other comprehensive loss	—	—	—	—	—	—	—	—	(116)	(116)	(25)	(141)
Balances at March 31, 2022	347,642,888	$3,476	635,075	$6	15,400,000	$154	$6,873,257	$(445,709)	$1,698	$6,432,882	$677,897	$7,110,779
Share-based compensation	—	—	—	—	—	—	10,643	—	—	10,643	—	10,643
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	53,606	1	—	—	—	—	54	—	—	55	—	55
Redemption of Series F perpetual preferred shares	—	—	—	—	(6,200,000)	(62)	(149,662)	(5,276)	—	(155,000)	—	(155,000)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(4,346)	—	(4,346)	—	(4,346)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,248)	(9,248)
Common shares ($0.18 per share)	—	—	—	—	—	—	—	(63,036)	—	(63,036)	—	(63,036)
Net income	—	—	—	—	—	—	—	66,212	—	66,212	8,343	74,555
Total other comprehensive loss	—	—	—	—	—	—	—	—	(123)	(123)	(18)	(141)
Balances at June 30, 2022	347,696,494	$3,477	635,075	$6	9,200,000	$92	$6,734,292	$(452,155)	$1,575	$6,287,287	$676,974	$6,964,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$144,569	$100,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,369	181,188
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	5,502	3,828
Noncash share-based compensation	18,048	11,261
Equity in net income of unconsolidated joint ventures	(2,457)	(660)
Return on investment from unconsolidated joint ventures	3,986	—
Gain on sale and impairment of single-family properties and other, net	(54,855)	(26,829)
Other changes in operating assets and liabilities:
Rent and other receivables	1,605	(9,372)
Prepaid expenses and other assets	(3,924)	6,870
Deferred leasing costs	(1,179)	(1,880)
Accounts payable and accrued expenses	73,887	66,339
Amounts due from related parties	(10,555)	307
Net cash provided by operating activities	378,996	331,787

Investing activities
Cash paid for single-family properties	(531,249)	(279,016)
Change in escrow deposits for purchase of single-family properties	6,225	(9,159)
Net proceeds received from sales of single-family properties and other	113,002	74,451
Proceeds received from storm-related insurance claims	1,981	—
Proceeds from notes receivable related to the sale of properties	33,186	—
Investment in unconsolidated joint ventures	(12,759)	(14,596)
Distributions from joint ventures	38,347	34,372
Renovations to single-family properties	(54,961)	(13,310)
Recurring and other capital expenditures for single-family properties	(53,770)	(56,579)
Cash paid for development activity	(473,637)	(309,706)
Other purchases of productive assets	(19,876)	(11,615)
Net cash used for investing activities	(953,511)	(585,158)

Financing activities
Proceeds from issuance of Class A common shares	375,840	194,040
Payments of Class A common share issuance costs	(200)	(200)
Redemption of perpetual preferred shares	(155,000)	(498,750)
Proceeds from issuances under share-based compensation plans	1,516	2,030
Payments related to tax withholding for share-based compensation	(4,080)	(2,656)
Payments on asset-backed securitizations	(11,277)	(12,278)
Proceeds from revolving credit facility	420,000	790,000
Payments on revolving credit facility	(770,000)	(170,000)
Proceeds from unsecured senior notes, net of discount	876,813	—
Proceeds from liabilities related to consolidated land not owned	33,821	—
Distributions to noncontrolling interests	(18,394)	(12,896)
Distributions to common shareholders	(125,781)	(79,881)
Distributions to preferred shareholders	(10,109)	(26,397)
Deferred financing costs paid	(8,236)	(11,182)
Net cash provided by financing activities	604,913	171,830

Net increase (decrease) in cash, cash equivalents and restricted cash	30,398	(81,541)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	191,767	265,077
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$222,165	$183,536

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(49,323)	$(51,449)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$79,596	$42,795
Transfers of completed homebuilding deliveries to properties	226,993	142,211
Property and land contributions to unconsolidated joint ventures	(25,053)	(30,014)
Property and land distributions from unconsolidated joint ventures	8,397	—
Accrued loss on settlement of cash flow hedging instrument	—	(3,999)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,679	537
Accrued distributions to affiliates	241	—
Accrued distributions to non-affiliates	112	158

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Single-family properties:
Land	$2,177,263	$2,062,039
Buildings and improvements	9,888,113	9,258,387
Single-family properties in operation	12,065,376	11,320,426
Less: accumulated depreciation	(2,228,095)	(2,072,933)
Single-family properties in operation, net	9,837,281	9,247,493
Single-family properties under development and development land	1,063,906	882,159
Single-family properties held for sale, net	159,243	114,907
Total real estate assets, net	11,060,430	10,244,559
Cash and cash equivalents	70,375	48,198
Restricted cash	151,790	143,569
Rent and other receivables	38,001	41,587
Escrow deposits, prepaid expenses and other assets	273,039	216,625
Investments in unconsolidated joint ventures	115,172	121,950
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$11,854,752	$10,962,433

Liabilities
Revolving credit facility	$—	$350,000
Asset-backed securitizations, net	1,899,602	1,908,346
Unsecured senior notes, net	2,492,610	1,622,132
Accounts payable and accrued expenses	498,279	343,526
Total liabilities	4,890,491	4,224,004

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (348,331,569 and 337,997,791 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	6,063,872	5,686,193
Preferred units (9,200,000 and 15,400,000 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	221,840	371,564
Limited partner:
Common units (51,376,980 units issued and outstanding at June 30, 2022 and December 31, 2021)	676,741	678,582
Accumulated other comprehensive income	1,808	2,090
Total capital	6,964,261	6,738,429

Total liabilities and capital	$11,854,752	$10,962,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Rents and other single-family property revenues	$361,876	$313,654	$717,981	$626,227

Expenses:
Property operating expenses	129,270	116,578	262,913	235,272
Property management expenses	28,768	22,416	54,802	46,115
General and administrative expense	18,847	12,793	36,129	27,998
Interest expense	34,801	27,528	62,368	55,533
Acquisition and other transaction costs	7,658	2,968	13,632	7,814
Depreciation and amortization	104,415	91,117	204,369	181,188
Total expenses	323,759	273,400	634,213	553,920

Gain on sale and impairment of single-family properties and other, net	32,811	10,760	54,855	26,829
Other income and expense, net	3,627	800	5,946	1,599

Net income	74,555	51,814	144,569	100,735

Preferred distributions	4,346	12,615	10,109	26,397
Redemption of perpetual preferred units	5,276	15,879	5,276	15,879

Net income attributable to common unitholders	$64,933	$23,320	$129,184	$58,459

Weighted-average common units outstanding:
Basic	399,861,138	371,129,710	398,500,556	369,900,249
Diluted	400,379,604	372,185,976	399,128,938	370,928,227

Net income attributable to common unitholders per unit:
Basic	$0.16	$0.06	$0.32	$0.16
Diluted	$0.16	$0.06	$0.32	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$74,555	$51,814	$144,569	$100,735
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	(13,229)	—	(3,999)
Reclassification adjustment for amortization of interest expense included in net income	(141)	(240)	(282)	(481)
Other comprehensive loss	(141)	(13,469)	(282)	(4,480)
Comprehensive income	74,414	38,345	144,287	96,255
Preferred distributions	4,346	12,615	10,109	26,397
Redemption of perpetual preferred units	5,276	15,879	5,276	15,879
Comprehensive income attributable to common unitholders	$64,792	$9,851	$128,902	$53,979

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2021	337,997,791	$5,686,193	$371,564	51,376,980	$678,582	$2,090	$6,738,429
Share-based compensation	—	7,405	—	—	—	—	7,405
Common units issued under share-based compensation plans, net of units withheld for employee taxes	280,172	(2,619)	—	—	—	—	(2,619)
Issuance of Class A common units, net of offering costs of $200	10,000,000	375,640	—	—	—	—	375,640
Distributions to capital holders:
Preferred units (Note 10)	—	—	(5,763)	—	—	—	(5,763)
Common units ($0.18 per unit)	—	(62,938)	—	—	(9,248)	—	(72,186)
Net income	—	55,939	5,763	—	8,312	—	70,014
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at March 31, 2022	348,277,963	$6,059,620	$371,564	51,376,980	$677,646	$1,949	$7,110,779
Share-based compensation	—	10,643	—	—	—	—	10,643
Common units issued under share-based compensation plans, net of units withheld for employee taxes	53,606	55	—	—	—	—	55
Redemption of Series F perpetual preferred units	—	(5,276)	(149,724)	—	—	—	(155,000)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(4,346)	—	—	—	(4,346)
Common units ($0.18 per unit)	—	(63,036)	—	—	(9,248)	—	(72,284)
Net income	—	61,866	4,346	—	8,343	—	74,555
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at June 30, 2022	348,331,569	$6,063,872	$221,840	51,376,980	$676,741	$1,808	$6,964,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$144,569	$100,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,369	181,188
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	5,502	3,828
Noncash share-based compensation	18,048	11,261
Equity in net income of unconsolidated joint ventures	(2,457)	(660)
Return on investment from unconsolidated joint ventures	3,986	—
Gain on sale and impairment of single-family properties and other, net	(54,855)	(26,829)
Other changes in operating assets and liabilities:
Rent and other receivables	1,605	(9,372)
Prepaid expenses and other assets	(3,924)	6,870
Deferred leasing costs	(1,179)	(1,880)
Accounts payable and accrued expenses	73,887	66,339
Amounts due from related parties	(10,555)	307
Net cash provided by operating activities	378,996	331,787

Investing activities
Cash paid for single-family properties	(531,249)	(279,016)
Change in escrow deposits for purchase of single-family properties	6,225	(9,159)
Net proceeds received from sales of single-family properties and other	113,002	74,451
Proceeds received from storm-related insurance claims	1,981	—
Proceeds from notes receivable related to the sale of properties	33,186	—
Investment in unconsolidated joint ventures	(12,759)	(14,596)
Distributions from joint ventures	38,347	34,372
Renovations to single-family properties	(54,961)	(13,310)
Recurring and other capital expenditures for single-family properties	(53,770)	(56,579)
Cash paid for development activity	(473,637)	(309,706)
Other purchases of productive assets	(19,876)	(11,615)
Net cash used for investing activities	(953,511)	(585,158)

Financing activities
Proceeds from issuance of Class A common units	375,840	194,040
Payments of Class A common unit issuance costs	(200)	(200)
Redemption of perpetual preferred units	(155,000)	(498,750)
Proceeds from issuances under share-based compensation plans	1,516	2,030
Payments related to tax withholding for share-based compensation	(4,080)	(2,656)
Payments on asset-backed securitizations	(11,277)	(12,278)
Proceeds from revolving credit facility	420,000	790,000
Payments on revolving credit facility	(770,000)	(170,000)
Proceeds from unsecured senior notes, net of discount	876,813	—
Proceeds from liabilities related to consolidated land not owned	33,821	—
Distributions to common unitholders	(144,175)	(92,777)
Distributions to preferred unitholders	(10,109)	(26,397)
Deferred financing costs paid	(8,236)	(11,182)
Net cash provided by financing activities	604,913	171,830

Net increase (decrease) in cash, cash equivalents and restricted cash	30,398	(81,541)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	191,767	265,077
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$222,165	$183,536

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(49,323)	$(51,449)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$79,596	$42,795
Transfers of completed homebuilding deliveries to properties	226,993	142,211
Property and land contributions to unconsolidated joint ventures	(25,053)	(30,014)
Property and land distributions from unconsolidated joint ventures	8,397	—
Accrued loss on settlement of cash flow hedging instrument	—	(3,999)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,679	537
Accrued distributions to affiliates	241	—
Accrued distributions to non-affiliates	112	158

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of June 30, 2022, the Company held 58,715 single-family properties in 22 states, including 955 properties classified as held for sale.

AH4R is the general partner of, and as of June 30, 2022 owned approximately 87.1% of the common partnership interest in, the Operating Partnership. The remaining 12.9% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission

(“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The operating results for interim periods are not necessarily indicative of results for other interim periods or the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	June 30,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$70,375	$40,585	$48,198	$137,060
Restricted cash	151,790	142,951	143,569	128,017
Total cash, cash equivalents and restricted cash	$222,165	$183,536	$191,767	$265,077

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Occupied single-family properties	$9,162,103	$8,522,080
Single-family properties leased, not yet occupied	122,427	77,221
Single-family properties in turnover process	204,736	184,170
Single-family properties recently renovated or developed	157,253	126,379
Single-family properties newly acquired and under renovation	190,762	337,643
Single-family properties in operation, net	9,837,281	9,247,493
Development land	646,855	549,653
Single-family properties under development	417,051	332,506
Single-family properties held for sale, net	159,243	114,907
Total real estate assets, net	$11,060,430	$10,244,559

Depreciation expense related to single-family properties was $100.6 million and $87.4 million for the three months ended June 30, 2022 and 2021, respectively, and $196.8 million and $173.7 million for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes the Company’s dispositions of single-family properties and land for the three and six months ended June 30, 2022 and 2021 (amounts in thousands, except property data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Single-family properties:
Properties sold	197	97	366	277
Net proceeds (1)	$60,801	$28,092	$111,060	$74,132
Net gain on sale	$33,147	$11,422	$57,692	$26,772
Land:
Net proceeds	$794	$55	$1,942	$319
Net gain (loss) on sale	$148	$(62)	$426	$(139)
(1)Net proceeds are net of deductions for working capital prorations.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $43.1 million and $38.0 million for the three months ended June 30, 2022 and 2021, respectively, and $95.4 million and $83.8 million for the six months ended June 30, 2022 and 2021, respectively. Variable lease payments for fees from single-family properties were $6.9 million and $5.5 million for the three months ended June 30, 2022 and 2021, respectively, and $13.0 million and $10.7 million for the six months ended June 30, 2022 and 2021, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of June 30, 2022 (amounts in thousands):

June 30, 2022
Remaining 2022	$470,424
2023	274,307
2024	16,682
2025	12
Total	$761,425

As of June 30, 2022 and December 31, 2021, rent and other receivables included zero and $1.9 million, respectively, of insurance claims receivables related to storm damages.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Escrow deposits, prepaid expenses and other	$103,298	$88,414
Commercial real estate, software, vehicles and FF&E, net	69,645	62,462
Consolidated land not owned	65,873	—
Operating lease right-of-use assets	19,446	17,269
Deferred costs and other intangibles, net	11,490	13,134
Notes receivable, net	3,287	35,346
Total	$273,039	$216,625

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $3.1 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $6.1 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively.

Consolidated Land Not Owned

During the three and six months ended June 30, 2022, the Company entered into land option agreements whereby it sold land to a third party with an option to repurchase finished lots on a predetermined schedule. Because of our options to repurchase the finished lots, in accordance with ASC 606-10-55-70, we accounted for these transactions as financing arrangements rather than a sale. Consolidated land not owned is included in escrow deposits, prepaid expenses and other assets and the liability for consolidated land not owned, which represents proceeds received from the third party net of our deposits on the optioned land, is included in accounts payable and accrued expenses in the condensed consolidated balance sheets (see Note 9. Accounts Payable and Accrued Expenses).

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Deferred leasing costs	$2,433	$3,090
Deferred financing costs	22,491	22,491
	24,924	25,581
Less: accumulated amortization	(13,434)	(12,447)
Total	$11,490	$13,134

Amortization expense related to deferred leasing costs was $0.7 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.7 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2022 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2022	$1,149	$1,372	$2,521
2023	11	2,722	2,733
2024	—	2,730	2,730
2025	—	2,722	2,722
2026	—	784	784
Total	$1,160	$10,330	$11,490

Note 7. Investments in Unconsolidated Joint Ventures

As of June 30, 2022, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at June 30, 2022	Completed Homes at June 30, 2022	Balances at June 30, 2022	Balances at December 31, 2021
Alaska JV	20%	287	$20,605	$22,658
Institutional Investor JV	20%	901	29,976	28,695
J.P. Morgan JV	20%	858	64,591	70,597
		2,046	$115,172	$121,950

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $3.6 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively, and $6.4 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

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

During the first quarter of 2022, J.P. Morgan JV entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate plus a 1.5% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that include additional fees and interest. As of June 30, 2022, the joint venture’s loan had a $152.5 million outstanding principal balance.

During the third quarter of 2020, Institutional Investor JV entered into a loan agreement to borrow up to a $201.0 million aggregate commitment. During the initial two-year term, the loan bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus a 3.50% margin and matures on August 11, 2022. The loan agreement provides for three one-year extension options that include additional fees and interest. As of June 30, 2022, the joint venture’s loan had a $159.2 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of June 30, 2022 and December 31, 2021 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2022	December 31, 2021
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$470,705	$473,594
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	486,042	488,790
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	511,859	514,868
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	444,327	446,929
Total asset-backed securitizations			1,912,933	1,924,181
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	—
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	—
Revolving credit facility (6)	2.89%	April 15, 2026	—	350,000
Total debt			4,462,933	3,924,181
Unamortized discounts on unsecured senior notes			(37,658)	(15,561)
Deferred financing costs, net (7)			(33,063)	(28,142)
Total debt per balance sheet			$4,392,212	$3,880,478
(1)Interest rates are rounded and as of June 30, 2022. Unless otherwise stated, interest rates are fixed percentages.
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
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the Company had approximately $2.5 million and $1.6 million committed to outstanding letters of credit that reduced our borrowing capacity as of June 30, 2022 and December 31, 2021, respectively. The revolving credit facility bears interest at LIBOR plus 1.10% as of June 30, 2022. Effective July 1, 2022, the revolving credit facility bears interest at LIBOR plus 0.90% as a result of an upgrade in the Company's corporate credit rating to BBB with a stable rating outlook by S&P Global Ratings.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.7 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $3.3 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively, and is included in gross interest, prior to interest capitalization.

Unsecured Senior Notes

In April 2022, the Operating Partnership issued $600.0 million of 3.625% unsecured senior notes with a maturity date of April 15, 2032 (the “2032 Notes”) and $300.0 million of 4.300% unsecured senior notes with a maturity date of April 15, 2052 (the “2052 Notes” and, together with the 2032 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2022. The Operating Partnership received aggregate net proceeds of $870.3 million from these issuances, after underwriting fees of approximately $6.5 million and a $23.2 million discount, and before offering costs of approximately $1.7 million. The Operating Partnership used net proceeds from this offering to repay amounts outstanding on its revolving credit facility, for the redemption of its Series F perpetual preferred shares and for general corporate purposes.

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

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of June 30, 2022 (amounts in thousands):

Debt Maturities
Remaining 2022	$10,358
2023	20,714
2024	951,430
2025	10,302
2026	10,302
Thereafter	3,459,827
Total debt	$4,462,933

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gross interest cost	$48,461	$34,415	$88,922	$68,298
Capitalized interest	(13,660)	(6,887)	(26,554)	(12,765)
Interest expense	$34,801	$27,528	$62,368	$55,533

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Accrued property taxes	$118,124	$52,545
Resident security deposits	116,771	105,809
Accrued construction and maintenance liabilities	91,963	50,655
Accrued interest	40,875	33,332
Liability for consolidated land not owned (see Note 6)	38,127	—
Prepaid rent	26,813	31,190
Operating lease liabilities	20,970	18,723
Accounts payable	4,708	1,113
Other accrued liabilities	39,928	50,159
Total	$498,279	$343,526

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

The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used the net proceeds from the offering to repay indebtedness under its revolving credit facility and for general corporate purposes. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis but estimates that net proceeds will be approximately $488.6 million after deducting underwriting fees. The Company expects to use these net proceeds (i) to repay indebtedness it has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for general corporate purposes. As of June 30, 2022, the Company has estimated net proceeds of $488.6 million available from future settlement under the January 2022 Forward Sale Agreements.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the six months ended June 30, 2022 and 2021, no shares were issued under the At-the-Market Program. As of June 30, 2022, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2022 and 2021, we did not repurchase and retire any of our Class A common shares or preferred shares. As of June 30, 2022, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

As of June 30, 2022 and December 31, 2021, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				June 30, 2022		December 31, 2021
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	—	$—	6,200,000	$155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	15,400,000	$385,000

In May 2022, the Company redeemed all 6,200,000 shares of the outstanding 5.875% Series F perpetual preferred shares, $0.01 par value per share, for cash at the liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series F perpetual preferred units. As a result of the redemption, the Company recorded a $5.3 million allocation of income to the Series F perpetual preferred shareholders within the condensed consolidated statements of operations during the three and six months ended June 30, 2022, which represents the initial liquidation value of the Series F perpetual preferred shares in excess of its carrying value as of the redemption date.

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	June 30, 2022	March 31, 2022	June 30, 2021	March 31, 2021
Class A and Class B common shares	$0.18	$0.18	$0.10	$0.10
6.500% Series D perpetual preferred shares (1)	—	—	0.30	0.41
6.350% Series E perpetual preferred shares (2)	—	—	0.40	0.40
5.875% Series F perpetual preferred shares (3)	0.14	0.37	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39
(1)The 6.500% Series D perpetual preferred shares were redeemed on June 7, 2021.
(2)The 6.350% Series E perpetual preferred shares were redeemed on June 30, 2021.
(3)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.7% and 13.0%, of the total 399,708,549 and 389,374,771 Class A units in the Operating Partnership as of June 30, 2022 and December 31, 2021, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2%, of the total 399,708,549 and 389,374,771 Class A units in the Operating Partnership as of June 30, 2022 and December 31, 2021, respectively. The OP units owned by former AH LLC members and non-affiliates that are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets are reflected as limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

During the six months ended June 30, 2022 and 2021, the Human Capital and Compensation Committee granted RSUs to employees that vest over a three-year service period and RSUs to non-management trustees that vest over a one-year service period.

During the six months ended June 30, 2022 and 2021, the Human Capital and Compensation Committee granted performance-based restricted share units (“PSUs”) to certain senior employees that cliff vest at the end of a three-year service period. The performance conditions of the PSUs are measured over the three-year performance period January 1, 2022 through December 31, 2024 for PSUs granted during the six months ended June 30, 2022 and January 1, 2021 through December 31, 2023 for PSUs granted during the six months ended June 30, 2021. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Options outstanding at beginning of period	824,300	1,090,300
Granted	—	—
Exercised	(33,750)	(114,000)
Forfeited	—	—
Options outstanding at end of period	790,550	976,300
Options exercisable at end of period	785,550	938,800

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
RSUs outstanding at beginning of period	1,050,599	651,537
Awarded	446,883	568,313
Vested	(375,039)	(200,939)
Forfeited	(28,140)	(17,697)
RSUs outstanding at end of period	1,094,303	1,001,214

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
PSUs outstanding at beginning of period	92,319	—
Awarded	202,104	92,319
Vested	—	—
Forfeited	—	—
PSUs outstanding at end of period	294,423	92,319

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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expense	$5,932	$1,823	$9,962	$6,165
Property management expenses	1,132	599	2,131	1,598
Acquisition and other transaction costs	3,579	729	5,955	3,498
Total noncash share-based compensation expense	$10,643	$3,151	$18,048	$11,261

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2022 and 2021 (amounts in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$74,555	$51,814	$144,569	$100,735
Less:
Noncontrolling interest	8,343	3,218	16,655	8,143
Dividends on preferred shares	4,346	12,615	10,109	26,397
Redemption of perpetual preferred shares	5,276	15,879	5,276	15,879
Allocation to participating securities (1)	198	101	395	194
Numerator for income per common share–basic and diluted	$56,392	$20,001	$112,134	$50,122

Denominator:
Weighted-average common shares outstanding–basic	348,484,158	319,752,730	347,123,576	318,380,175
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	518,466	1,056,266	628,382	1,027,978
Weighted-average common shares outstanding–diluted (3)	349,002,624	320,808,996	347,751,958	319,408,153

Net income per common share:
Basic	$0.16	$0.06	$0.32	$0.16
Diluted	$0.16	$0.06	$0.32	$0.16
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and six months ended June 30, 2022 and 2021 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$74,555	$51,814	$144,569	$100,735
Less:
Preferred distributions	4,346	12,615	10,109	26,397
Redemption of perpetual preferred units	5,276	15,879	5,276	15,879
Allocation to participating securities (1)	198	101	395	194
Numerator for income per common unit–basic and diluted	$64,735	$23,219	$128,789	$58,265

Denominator:
Weighted-average common units outstanding–basic	399,861,138	371,129,710	398,500,556	369,900,249
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	518,466	1,056,266	628,382	1,027,978
Weighted-average common units outstanding–diluted	400,379,604	372,185,976	399,128,938	370,928,227

Net income per common unit:
Basic	$0.16	$0.06	$0.32	$0.16
Diluted	$0.16	$0.06	$0.32	$0.16
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

The following table displays the carrying values and fair values of our debt instruments as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$467,786	$473,303	$470,039	$479,464
AH4R 2014-SFR3 securitization	482,895	488,865	485,005	495,659
AH4R 2015-SFR1 securitization	508,245	514,567	510,585	521,639
AH4R 2015-SFR2 securitization	440,676	446,959	442,717	455,264
Total asset-backed securitizations	1,899,602	1,923,694	1,908,346	1,952,026
2028 unsecured senior notes, net	495,561	477,660	495,166	554,895
2029 unsecured senior notes, net	396,271	393,816	395,990	463,840
2031 unsecured senior notes, net	440,614	361,454	440,095	442,953
2032 unsecured senior notes, net	580,524	526,092	—	—
2051 unsecured senior notes, net	291,035	207,963	290,881	304,461
2052 unsecured senior notes, net	288,605	244,188	—	—
Total unsecured senior notes, net	2,492,610	2,211,173	1,622,132	1,766,149
Revolving credit facility	—	—	350,000	350,000
Total debt	$4,392,212	$4,134,867	$3,880,478	$4,068,175

During the first quarter of 2021, in anticipation of a debt issuance and in order to hedge interest rate risk, the Company entered into a treasury lock agreement with a notional amount of $400.0 million based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument. The Company settled the treasury lock during the second quarter of 2021 in connection with the pricing of the 2031 unsecured senior notes, which resulted in a $4.0 million loss recorded in other comprehensive loss at the time that will be reclassified into earnings as an increase to interest expense over the 10-year term of the 2031 unsecured senior notes. The treasury lock was the only financial instrument recorded at fair value on a recurring basis in the condensed consolidated financial statements and was classified as Level 2 within the fair value hierarchy as its fair value was estimated using observable inputs based on the 10-year treasury note rate.

Note 14. Related Party Transactions

As of June 30, 2022 and December 31, 2021, affiliates owned approximately 13.0% and 13.5%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of June 30, 2022 and December 31, 2021) an approximate 24.1% and 24.8% interest as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets.

Note 15. Commitments and Contingencies

As of June 30, 2022, the Company had commitments to acquire 191 single-family properties for an aggregate purchase price of $57.8 million, as well as $443.2 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of June 30, 2022, the Company had sales in escrow for approximately 87 of our single-family properties for aggregate selling prices of $30.7 million.

As of June 30, 2022, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $150.7 million.

Legal Matters

During the third quarter of 2020, we received a notice from the Georgia Attorney General’s Office (the “Georgia AG”) seeking certain information relevant to an investigation they are conducting about our customary landlord-tenant matters. We have been cooperating with the Georgia AG and have been discussing a possible negotiated resolution with the Georgia AG.

We are involved in various other legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

Note 16. Subsequent Events

Subsequent Acquisitions

From July 1, 2022 through July 31, 2022, the Company added 148 properties to its portfolio for a total cost of approximately $54.7 million, which included 92 newly constructed properties delivered through our AMH Development Program and four newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

From July 1, 2022 through July 31, 2022, the Company disposed of 57 properties for aggregate net proceeds of approximately $17.2 million.

Revolving Credit Facility

From July 1, 2022 through July 31, 2022, the Company borrowed an additional $50.0 million under its revolving credit facility, resulting in $50.0 million of outstanding borrowings under its revolving credit facility as of July 31, 2022.

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

As of June 30, 2022, we owned 58,715 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 22 states, including 955 properties held for sale, compared to 57,024 single-family properties in 22 states, including 659 properties held for sale, as of December 31, 2021, and 54,785 single-family properties in 22 states, including 589 properties held for sale as of June 30, 2021. As of June 30, 2022, 55,220 of our total properties (excluding properties held for sale) were occupied, compared to 53,637 of our total properties (excluding properties held for sale) as of December 31, 2021 and 52,645 of our total properties (excluding properties held for sale) as of June 30, 2021. Also, as of June 30, 2022, the Company had an additional 2,046 properties held in unconsolidated joint ventures, compared to 1,942 properties held in unconsolidated joint ventures as of December 31, 2021, and 1,530 properties held in unconsolidated joint ventures as of June 30, 2021. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of June 30, 2022:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,779	10.0%	$1,229.1	10.2%	$212,680	2,165	16.9	2016
Dallas-Fort Worth, TX	4,306	7.5%	744.1	6.2%	172,814	2,111	18.1	2014
Charlotte, NC	3,911	6.8%	810.5	6.7%	207,234	2,100	17.3	2015
Phoenix, AZ	3,394	5.9%	692.9	5.7%	204,151	1,833	18.4	2015
Nashville, TN	3,182	5.5%	749.4	6.2%	235,510	2,108	15.6	2015
Indianapolis, IN	2,954	5.1%	501.0	4.2%	169,598	1,931	19.4	2014
Houston, TX	2,817	4.9%	492.2	4.1%	174,715	2,102	16.5	2014
Jacksonville, FL	2,804	4.9%	573.0	4.7%	204,358	1,935	14.4	2016
Tampa, FL	2,695	4.7%	586.4	4.9%	217,573	1,939	15.2	2016
Raleigh, NC	2,164	3.7%	423.4	3.5%	195,651	1,887	16.7	2015
Columbus, OH	2,129	3.7%	397.3	3.3%	186,628	1,867	20.1	2015
Cincinnati, OH	2,146	3.7%	413.0	3.4%	192,464	1,847	19.5	2014
Orlando, FL	1,846	3.2%	367.2	3.0%	198,927	1,895	19.1	2015
Salt Lake City, UT	1,884	3.3%	556.0	4.6%	295,125	2,236	16.0	2015
Greater Chicago area, IL and IN	1,671	2.9%	313.4	2.6%	187,532	1,867	20.8	2013
Las Vegas, NV	1,677	2.9%	422.1	3.5%	251,713	1,886	14.0	2016
Charleston, SC	1,524	2.6%	344.1	2.9%	225,770	1,964	11.7	2017
San Antonio, TX	1,344	2.3%	259.1	2.1%	192,804	1,935	13.8	2015
Seattle, WA	1,138	2.0%	366.1	3.0%	321,705	1,994	12.6	2017
Savannah/Hilton Head, SC	1,015	1.8%	205.4	1.7%	202,396	1,888	13.8	2016
All Other (2)	7,380	12.6%	1,619.7	13.5%	219,468	1,900	17.1	2015
Total/Average	57,760	100.0%	$12,065.4	100.0%	$208,888	1,988	16.9	2015
(1)Excludes 955 single-family properties held for sale as of June 30, 2022.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of June 30, 2022:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	95.8%	$1,939	12.0	6.2	10.6%
Dallas-Fort Worth, TX	97.1%	1,997	12.1	6.3	8.3%
Charlotte, NC	96.7%	1,856	12.2	6.2	8.3%
Phoenix, AZ	95.4%	1,836	11.9	6.6	11.2%
Nashville, TN	97.0%	2,003	12.0	6.5	10.0%
Indianapolis, IN	95.9%	1,654	12.0	6.3	7.5%
Houston, TX	95.0%	1,825	12.5	5.6	6.6%
Jacksonville, FL	97.1%	1,891	12.0	6.2	10.6%
Tampa, FL	97.8%	2,008	12.0	6.2	12.4%
Raleigh, NC	96.1%	1,766	12.3	6.5	8.4%
Columbus, OH	95.6%	1,904	12.0	6.6	7.0%
Cincinnati, OH	95.6%	1,856	11.9	6.8	7.6%
Orlando, FL	97.7%	1,945	12.0	6.5	12.3%
Salt Lake City, UT	96.2%	2,137	12.1	6.6	10.3%
Greater Chicago area, IL and IN	96.8%	2,112	12.3	6.1	8.3%
Las Vegas, NV	94.6%	1,970	11.8	6.3	10.9%
Charleston, SC	93.5%	1,984	12.0	6.6	7.9%
San Antonio, TX	94.0%	1,798	12.0	6.6	7.5%
Seattle, WA	94.7%	2,354	11.9	6.8	11.1%
Savannah/Hilton Head, SC	95.8%	1,832	11.9	7.0	10.4%
All Other (6)	95.0%	1,899	12.0	6.6	8.8%
Total/Average	96.0%	$1,917	12.0	6.4	9.3%
(1)Excludes 955 single-family properties held for sale as of June 30, 2022.
(2)For the three months ended June 30, 2022, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended June 30, 2022, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended June 30, 2022, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. During the three months ended June 30, 2022, we developed or acquired 928 homes, including 315 newly constructed homes delivered through our AMH Development Program and 613 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 197 homes sold to third parties. During the three months ended June 30, 2022, we also developed an additional 214 newly constructed properties which were delivered to our unconsolidated joint ventures, aggregating to 529 total program deliveries through our AMH Development Program.

Our properties held for sale were identified based on submarket analysis, as well as individual property-level operational review. As of June 30, 2022 and December 31, 2021, there were 955 and 659 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. Typically, it takes approximately 10 to 30 days to lease a property after acquiring or developing a new property through our new construction channels and 20 to 40 days after completing the renovation process for a traditionally acquired property. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. Typically, it takes approximately 30 to 50 days to complete the turnover process.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 8.3% for the three months ended June 30, 2022, and we experienced turnover rates of 7.6% and 8.2% during the three months ended June 30, 2022 and 2021, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 7.9% for the six months ended June 30, 2022, and we experienced turnover rates of 13.6% and 15.1% during the six months ended June 30, 2022 and 2021, respectively.

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

Results of Operations

Net income totaled $74.6 million for the three months ended June 30, 2022, compared to net income of $51.8 million for the three months ended June 30, 2021. This increase was primarily due to a larger number of occupied properties associated with growth in the Company’s portfolio, higher rental rates and lower uncollectible rents, as well as higher net gains on property sales. Net income totaled $144.6 million for the six months ended June 30, 2022, compared to net income of $100.7 million for the six months ended June 30, 2021. This increase was primarily due to a larger number of occupied properties associated with growth in the Company’s portfolio, higher rental rates and lower uncollectible rents, as well as higher net gains on property sales.

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

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended June 30, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$266,144		$48,892		$315,036
Fees from single-family properties	5,442		1,462		6,904
Bad debt	(2,420)		(781)		(3,201)
Core revenues	269,166		49,573		318,739

Property tax expense	44,598	16.5%	7,849	15.8%	52,447	16.5%
HOA fees, net (2)	5,069	1.9%	1,006	2.0%	6,075	1.9%
R&M and turnover costs, net (2)	21,141	7.9%	4,341	8.8%	25,482	8.0%
Insurance	2,958	1.1%	579	1.2%	3,537	1.1%
Property management expenses, net (3)	20,965	7.8%	5,263	10.6%	26,228	8.2%
Core property operating expenses	94,731	35.2%	19,038	38.4%	113,769	35.7%

Core NOI	$174,435	64.8%	$30,535	61.6%	$204,970	64.3%

	For the Three Months Ended June 30, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$247,048		$30,275		$277,323
Fees from single-family properties	4,752		774		5,526
Bad debt	(5,708)		(1,501)		(7,209)
Core revenues	246,092		29,548		275,640

Property tax expense	42,520	17.3%	5,460	18.5%	47,980	17.4%
HOA fees, net (2)	4,664	1.9%	638	2.2%	5,302	1.9%
R&M and turnover costs, net (2)	19,802	8.0%	3,201	10.8%	23,003	8.3%
Insurance	2,586	1.1%	356	1.2%	2,942	1.1%
Property management expenses, net (3)	18,204	7.4%	2,950	10.0%	21,154	7.7%
Core property operating expenses	87,776	35.7%	12,605	42.7%	100,381	36.4%

Core NOI	$158,316	64.3%	$16,943	57.3%	$175,259	63.6%

(1)Includes 47,914 properties that have been stabilized longer than 90 days prior to January 1, 2021.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$361,876	$313,654
Tenant charge-backs	(43,137)	(38,014)
Core revenues	318,739	275,640
Less: Non-Same-Home core revenues	49,573	29,548
Same-Home core revenues	$269,166	$246,092

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$129,270	$116,578
Property management expenses	28,768	22,416
Noncash share-based compensation - property management	(1,132)	(599)
Expenses reimbursed by tenant charge-backs	(43,137)	(38,014)
Core property operating expenses	113,769	100,381
Less: Non-Same-Home core property operating expenses	19,038	12,605
Same-Home core property operating expenses	$94,731	$87,776

Core NOI and Same-Home Core NOI
Net income	$74,555	$51,814
Gain on sale and impairment of single-family properties and other, net	(32,811)	(10,760)
Depreciation and amortization	104,415	91,117
Acquisition and other transaction costs	7,658	2,968
Noncash share-based compensation - property management	1,132	599
Interest expense	34,801	27,528
General and administrative expense	18,847	12,793
Other income and expense, net	(3,627)	(800)
Core NOI	204,970	175,259
Less: Non-Same-Home Core NOI	30,535	16,943
Same-Home Core NOI	$174,435	$158,316

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 15.4% to $361.9 million for the three months ended June 30, 2022 from $313.7 million for the three months ended June 30, 2021. Revenue growth was driven by an increase in our average occupied portfolio which grew to 54,786 homes for the three months ended June 30, 2022, compared to 52,335 homes for the three months ended June 30, 2021, as well as higher rental rates and lower uncollectible rents.

Property Operating Expenses

Property operating expenses increased 10.9% to $129.3 million for the three months ended June 30, 2022 from $116.6 million for the three months ended June 30, 2021. This increase was primarily attributable to inflationary increases and growth in our portfolio.

Property Management Expenses

Property management expenses for the three months ended June 30, 2022 and 2021 were $28.8 million and $22.4 million, respectively, which included $1.1 million and $0.6 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs from (i) the timing of increased compensation in the second half of 2021 as a result of the inflationary environment and (ii) increased headcount to support growth in our portfolio, as well as an increase in other miscellaneous property management expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 9.4% to $269.2 million for the three months ended June 30, 2022 from $246.1 million for the three months ended June 30, 2021. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 8.3% to $1,901 per month for the three months ended June 30, 2022 compared to $1,755 per month for the three months ended June 30, 2021, and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 97.4% for the three months ended June 30, 2022 compared to 97.9% for the three months ended June 30, 2021.

Core Property Operating Expenses from Same-Home Properties
Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 7.9% to $94.7 million for the three months ended June 30, 2022 from $87.8 million for the three months ended June 30, 2021 primarily driven by annual growth in property tax expense and other inflationary increases.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended June 30, 2022 and 2021 was $18.8 million and $12.8 million, respectively, which included $5.9 million and $1.8 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense driven by retirement provisions that resulted in accelerated expense recognition for retirement eligible employees during the three months ended June 30, 2022, as well as the timing of increased personnel and information technology costs to support growth in our business.

Interest Expense

Interest expense increased 26.4% to $34.8 million for the three months ended June 30, 2022 from $27.5 million for the three months ended June 30, 2021. This increase was primarily due to additional interest from the issuances of the 2031 and 2051 unsecured senior notes in July 2021 and the 2032 and 2052 unsecured senior notes in April 2022, partially offset by additional capitalized interest during the three months ended June 30, 2022 related to an increase in our development activities under our AMH Development Program and an increase in acquired properties that underwent initial renovation during the three months ended June 30, 2022.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended June 30, 2022 and 2021 were $7.7 million and $3.0 million, respectively, which included $3.6 million and $0.7 million, respectively, of noncash share-based compensation expense related to employees in these functions. The increase in acquisition and other transaction costs was primarily related to higher noncash share-based compensation expense driven by retirement provisions that resulted in accelerated expense recognition for retirement eligible employees during the three months ended June 30, 2022, as well as higher acquisition costs associated with the growth of our portfolio.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 14.6% to $104.4 million for the three months ended June 30, 2022 from $91.1 million for the three months ended June 30, 2021 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended June 30, 2022 and 2021 was $32.8 million and $10.8 million, respectively, which included zero and $0.2 million of impairment charges, respectively, related to homes classified as held for sale during each period. The increase was primarily related to an increase in properties sold as well as higher net gains from property sales.

Other Income and Expense, net

Other income and expense, net for the three months ended June 30, 2022 and 2021 was $3.6 million and $0.8 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Six Months Ended June 30, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$526,327		$90,374		$616,701
Fees from single-family properties	10,377		2,614		12,991
Bad debt	(5,134)		(1,986)		(7,120)
Core revenues	531,570		91,002		622,572

Property tax expense	88,604	16.7%	15,785	17.3%	104,389	16.9%
HOA fees, net (2)	9,703	1.8%	1,780	2.0%	11,483	1.8%
R&M and turnover costs, net (2)	38,784	7.3%	8,701	9.6%	47,485	7.6%
Insurance	5,805	1.1%	1,105	1.2%	6,910	1.1%
Property management expenses, net (3)	39,872	7.5%	10,036	11.0%	49,908	8.0%
Core property operating expenses	182,768	34.4%	37,407	41.1%	220,175	35.4%

Core NOI	$348,802	65.6%	$53,595	58.9%	$402,397	64.6%

	For the Six Months Ended June 30, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$488,774		$56,870		$545,644
Fees from single-family properties	9,222		1,478		10,700
Bad debt	(11,466)		(2,460)		(13,926)
Core revenues	486,530		55,888		542,418

Property tax expense	84,596	17.4%	10,792	19.3%	95,388	17.5%
HOA fees, net (2)	9,021	1.9%	1,248	2.2%	10,269	1.9%
R&M and turnover costs, net (2)	35,439	7.3%	5,800	10.4%	41,239	7.6%
Insurance	5,057	1.0%	673	1.2%	5,730	1.1%
Property management expenses, net (3)	37,397	7.7%	5,957	10.7%	43,354	8.0%
Core property operating expenses	171,510	35.3%	24,470	43.8%	195,980	36.1%

Core NOI	$315,020	64.7%	$31,418	56.2%	$346,438	63.9%

(1)Includes 47,914 properties that have been stabilized longer than 90 days prior to January 1, 2021.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Six Months Ended June 30,
	2022	2021
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$717,981	$626,227
Tenant charge-backs	(95,409)	(83,809)
Core revenues	622,572	542,418
Less: Non-Same-Home core revenues	91,002	55,888
Same-Home core revenues	$531,570	$486,530

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$262,913	$235,272
Property management expenses	54,802	46,115
Noncash share-based compensation - property management	(2,131)	(1,598)
Expenses reimbursed by tenant charge-backs	(95,409)	(83,809)
Core property operating expenses	220,175	195,980
Less: Non-Same-Home core property operating expenses	37,407	24,470
Same-Home core property operating expenses	$182,768	$171,510

Core NOI and Same-Home Core NOI
Net income	$144,569	$100,735
Gain on sale and impairment of single-family properties and other, net	(54,855)	(26,829)
Depreciation and amortization	204,369	181,188
Acquisition and other transaction costs	13,632	7,814
Noncash share-based compensation - property management	2,131	1,598
Interest expense	62,368	55,533
General and administrative expense	36,129	27,998
Other income and expense, net	(5,946)	(1,599)
Core NOI	402,397	346,438
Less: Non-Same-Home Core NOI	53,595	31,418
Same-Home Core NOI	$348,802	$315,020

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 14.7% to $718.0 million for the six months ended June 30, 2022 from $626.2 million for the six months ended June 30, 2021. Revenue growth was driven by an increase in our average occupied portfolio which grew to 54,403 homes for the six months ended June 30, 2022, compared to 51,980 homes for the six months ended June 30, 2021, as well as higher rental rates and lower uncollectible rents.

Property Operating Expenses

Property operating expenses increased 11.7% to $262.9 million for the six months ended June 30, 2022 from $235.3 million for the six months ended June 30, 2021. This increase was primarily attributable to inflationary increases and growth in our portfolio.

Property Management Expenses

Property management expenses for the six months ended June 30, 2022 and 2021 were $54.8 million and $46.1 million, respectively, which included $2.1 million and $1.6 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs from (i) the timing of increased compensation in the second half of 2021 as a result of the inflationary environment and (ii) increased headcount to support growth in our portfolio, as well as an increase in other miscellaneous property management expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 9.3% to $531.6 million for the six months ended June 30, 2022 from $486.5 million for the six months ended June 30, 2021. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 7.9% to $1,878 per month for the six months ended June 30, 2022 compared to $1,741 per month for the six months ended June 30, 2021, and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 97.5% for the six months ended June 30, 2022 compared to 97.6% for the six months ended June 30, 2021.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 6.6% to $182.8 million for the six months ended June 30, 2022 from $171.5 million for the six months ended June 30, 2021 primarily driven by annual growth in property tax expense and other inflationary increases.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the six months ended June 30, 2022 and 2021 was $36.1 million and $28.0 million, respectively, which included $10.0 million and $6.2 million, respectively, of noncash share-based compensation expense related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense, as well as the timing of increased personnel and information technology costs to support growth in our business.

Interest Expense

Interest expense increased 12.3% to $62.4 million for the six months ended June 30, 2022 from $55.5 million for the six months ended June 30, 2021. This increase was primarily due to additional interest from the issuances of the 2031 and 2051 unsecured senior notes in July 2021 and the 2032 and 2052 unsecured senior notes in April 2022, partially offset by additional capitalized interest during the six months ended June 30, 2022 related to an increase in our development activities under our AMH Development Program and an increase in acquired properties that underwent initial renovation during the six months ended June 30, 2022.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the six months ended June 30, 2022 and 2021 were $13.6 million and $7.8 million, respectively, which included $6.0 million and $3.5 million, respectively, of noncash share-based compensation expense related to employees in these functions. The increase in acquisition and other transaction costs was primarily related to higher acquisition costs associated with the growth of our portfolio and higher noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 12.8% to $204.4 million for the six months ended June 30, 2022 from $181.2 million for the six months ended June 30, 2021 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the six months ended June 30, 2022 and 2021 was $54.9 million and $26.8 million, respectively, which included $1.1 million and $0.2 million of impairment charges, respectively, related to homes classified as held for sale during each period. The increase was primarily related to an increase in properties sold as well as higher net gains from property sales, partially offset by higher impairment charges.

Other Income and Expense, net

Other income and expense, net for the six months ended June 30, 2022 and 2021 was $5.9 million and $1.6 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report. There have been no material changes to these estimates during the six months ended June 30, 2022.

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

Our liquidity and capital resources as of June 30, 2022 included cash and cash equivalents of $70.4 million. Additionally, as of June 30, 2022, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $1.25 billion, of which $2.5 million was committed to outstanding letters of credit. As described below, we also have estimated net proceeds of $488.6 million available from future settlement of the January 2022 Forward Sale Agreements. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$378,996	$331,787	$47,209
Net cash used for investing activities	(953,511)	(585,158)	(368,353)
Net cash provided by financing activities	604,913	171,830	433,083
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,398	$(81,541)	$111,939

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $47.2 million, or 14.2%, from $331.8 million for the six months ended June 30, 2021 to $379.0 million for the six months ended June 30, 2022 primarily as a result of increased cash flows generated from a larger number of occupied properties, higher rental rates and lower uncollectible rents, partially offset by higher cash outflows for property related expenses as a result of inflationary increases and growth in our portfolio.

Investing Activities

Net cash used for investing activities increased $368.4 million, or 62.9%, from $585.2 million for the six months ended June 30, 2021 to $953.5 million for the six months ended June 30, 2022. Our investing activities are most significantly impacted by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels increased $400.8 million during the six months ended June 30, 2022. Homes acquired through our traditional acquisition channel also require additional expenditures to prepare them for rental, and cash outflows for renovations to single-family properties increased $41.7 million primarily as a result of an increased volume of newly acquired properties that underwent initial renovation during the six months ended June 30, 2022. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in this strategic expansion. Net proceeds received from the sale of single-family properties and other increased $38.6 million as a result of an increased volume of properties sold and a higher average realized sales price per property during the six months ended June 30, 2022, and we collected $33.2 million during the six months ended June 30, 2022 from notes receivables related to property sales. Net cash inflows from unconsolidated joint ventures increased $5.8 million during the six months ended June 30, 2022 due to the timing of contributions and distributions to and from our unconsolidated joint ventures. Cash outflows for other purchases of productive assets increased $8.3 million primarily due to an investment in a residential-focused proptech venture capital fund during the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities increased $433.1 million from $171.8 million for the six months ended June 30, 2021 to $604.9 million for the six months ended June 30, 2022 primarily due to $876.8 million of proceeds from unsecured senior notes, net of discount, during the six months ended June 30, 2022, a $343.8 million reduction in cash paid for the redemptions of the Series F perpetual preferred shares during the six months ended June 30, 2022 compared to the Series D and Series E perpetual preferred shares during the during the six months ended June 30, 2021, and a $181.8 million increase in proceeds from the issuance of Class A common shares, net of offering costs, during six months ended June 30, 2022. Net cash provided by financing activities also increased due to $33.8 million of proceeds from liabilities related to consolidated land not owned during the six months ended June 30, 2022 and a $16.3 million reduction in distributions to preferred shareholders as a result of the redemptions of our Series F perpetual preferred shares during the six months ended June 30, 2022 and Series D and Series E perpetual preferred shares during the six months ended June 30, 2021. These increases were partially offset by activity under our revolving credit facility, which resulted in $350.0 million of net cash outflows during the six months ended June 30, 2022 compared to $620.0 million of net cash inflows during the six months ended June 30, 2021, and a $51.4 million increase in distributions paid to common share and unit holders resulting from an 80% increase in distributions paid per common share and unit.

Unsecured Senior Notes

In April 2022, the Operating Partnership issued $600.0 million of 3.625% unsecured senior notes with a maturity date of April 15, 2032 (the “2032 Notes”) and $300.0 million of 4.300% unsecured senior notes with a maturity date of April 15, 2052 (the “2052 Notes” and, together with the 2032 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2022. The Operating Partnership received aggregate net proceeds of $870.3 million from these issuances, after underwriting fees of approximately $6.5 million and a $23.2 million discount, and before offering costs of approximately $1.7 million. The Operating Partnership used net proceeds from this offering to repay amounts outstanding on its revolving credit facility, for the redemption of its Series F perpetual preferred shares and for general corporate purposes.

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

The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Operating Partnership issued an equivalent number of corresponding Class A units to AH4R in exchange for the net proceeds from the issuance. The Company used the net proceeds from the offering to repay indebtedness under its revolving credit facility and for general corporate purposes. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis but estimates that net proceeds will be approximately $488.6 million after deducting underwriting fees. The Company expects to use these net proceeds (i) to repay indebtedness it has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for general corporate purposes. As of June 30, 2022, the Company has estimated net proceeds of $488.6 million available from future settlement under the January 2022 Forward Sale Agreements.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the six months ended June 30, 2022 and 2021, no shares were issued under the At-the-Market Program. As of June 30, 2022, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2022 and 2021, we did not repurchase and retire any of our Class A common shares or preferred shares. As of June 30, 2022, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Redemption of Perpetual Preferred Shares

In May 2022, the Company redeemed all 6,200,000 shares of the outstanding 5.875% Series F perpetual preferred shares, $0.01 par value per share, for cash at the liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series F perpetual preferred units. As a result of the redemption, the Company recorded a $5.3 million allocation of income to the Series F perpetual preferred shareholders within the condensed consolidated statements of operations during the three and six months ended June 30, 2022, which represents the initial liquidation value of the Series F perpetual preferred shares in excess of its carrying value as of the redemption date.

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

During the six months ended June 30, 2022 and 2021, the Company distributed an aggregate $154.3 million and $119.2 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$56,590	$20,102	$112,529	$50,316
Adjustments:
Noncontrolling interests in the Operating Partnership	8,343	3,218	16,655	8,143
Gain on sale and impairment of single-family properties and other, net	(32,811)	(10,760)	(54,855)	(26,829)
Adjustments for unconsolidated joint ventures	(199)	449	(570)	831
Depreciation and amortization	104,415	91,117	204,369	181,188
Less: depreciation and amortization of non-real estate assets	(3,113)	(2,605)	(6,105)	(5,393)
FFO attributable to common share and unit holders	$133,225	$101,521	$272,023	$208,256
Adjustments:
Acquisition, other transaction costs and other	7,658	2,968	13,632	7,814
Noncash share-based compensation - general and administrative	5,932	1,823	9,962	6,165
Noncash share-based compensation - property management	1,132	599	2,131	1,598
Redemption of perpetual preferred shares	5,276	15,879	5,276	15,879
Core FFO attributable to common share and unit holders	$153,223	$122,790	$303,024	$239,712
Recurring Capital Expenditures	(15,959)	(13,217)	(27,137)	(22,868)
Leasing costs	(644)	(905)	(1,179)	(1,880)
Adjusted FFO attributable to common share and unit holders	$136,620	$108,668	$274,708	$214,964

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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$74,555	$51,814	$144,569	$100,735
Interest expense	34,801	27,528	62,368	55,533
Depreciation and amortization	104,415	91,117	204,369	181,188
EBITDA	$213,771	$170,459	$411,306	$337,456

Gain on sale and impairment of single-family properties and other, net	(32,811)	(10,760)	(54,855)	(26,829)
Adjustments for unconsolidated joint ventures	(199)	449	(570)	831
EBITDAre	$180,761	$160,148	$355,881	$311,458

Noncash share-based compensation - general and administrative	5,932	1,823	9,962	6,165
Noncash share-based compensation - property management	1,132	599	2,131	1,598
Acquisition, other transaction costs and other	7,658	2,968	13,632	7,814
Adjusted EBITDAre	$195,483	$165,538	$381,606	$327,035

Recurring Capital Expenditures	(15,959)	(13,217)	(27,137)	(22,868)
Leasing costs	(644)	(905)	(1,179)	(1,880)
Fully Adjusted EBITDAre	$178,880	$151,416	$353,290	$302,287

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the six months ended June 30, 2022, the Company borrowed an additional $420.0 million and paid down $770.0 million on its revolving credit facility, resulting in no outstanding variable rate debt as of June 30, 2022 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

4.13	Form of Global Note representing the 2052 Notes (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 7, 2022).

10.1 †	Form of Severance and Change of Control Letter Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2022.)

10.2 †	Form of Consulting Agreement between American Homes 4 Rent, L.P. and John Corrigan. Filed herewith.

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
†    Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: August 5, 2022

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: August 5, 2022