Form 10-Q
period 2022-09-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2022-11-04
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
    American Homes 4 Rent ☐  Yes   ☒  No                American Homes 4 Rent, L.P. ☐  Yes   ☒  No
There were 352,809,460 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on November 2, 2022.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AH4R” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership.

AH4R is the general partner of, and as of September 30, 2022 owned approximately 87.3% of the common partnership interest in, the Operating Partnership. The remaining 12.7% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Single-family properties:
Land	$2,190,724	$2,062,039
Buildings and improvements	10,024,700	9,258,387
Single-family properties in operation	12,215,424	11,320,426
Less: accumulated depreciation	(2,310,014)	(2,072,933)
Single-family properties in operation, net	9,905,410	9,247,493
Single-family properties under development and development land	1,123,183	882,159
Single-family properties held for sale, net	189,991	114,907
Total real estate assets, net	11,218,584	10,244,559
Cash and cash equivalents	97,244	48,198
Restricted cash	160,476	143,569
Rent and other receivables	50,395	41,587
Escrow deposits, prepaid expenses and other assets	315,789	216,625
Investments in unconsolidated joint ventures	110,409	121,950
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,098,842	$10,962,433

Liabilities
Revolving credit facility	$—	$350,000
Asset-backed securitizations, net	1,895,269	1,908,346
Unsecured senior notes, net	2,493,898	1,622,132
Accounts payable and accrued expenses	567,240	343,526
Total liabilities	4,956,407	4,224,004

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 352,809,460 and 337,362,716 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	3,528	3,374
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2022 and December 31, 2021)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 and 15,400,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	92	154
Additional paid-in capital	6,926,629	6,492,933
Accumulated deficit	(464,444)	(438,710)
Accumulated other comprehensive income	1,455	1,814
Total shareholders’ equity	6,467,266	6,059,571
Noncontrolling interest	675,169	678,858
Total equity	7,142,435	6,738,429

Total liabilities and equity	$12,098,842	$10,962,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Rents and other single-family property revenues	$391,627	$339,563	$1,109,608	$965,790

Expenses:
Property operating expenses	152,065	134,694	414,978	369,966
Property management expenses	29,739	24,562	84,541	70,677
General and administrative expense	16,986	12,647	53,115	40,645
Interest expense	36,254	31,097	98,622	86,630
Acquisition and other transaction costs	4,482	3,279	18,114	11,093
Depreciation and amortization	109,319	94,494	313,688	275,682
Hurricane-related charges, net	6,133	—	6,133	—
Total expenses	354,978	300,773	989,191	854,693

Gain on sale and impairment of single-family properties and other, net	24,197	9,572	79,052	36,401
Other income and expense, net	819	139	6,765	1,738

Net income	61,665	48,501	206,234	149,236

Noncontrolling interest	7,464	5,869	24,119	14,012
Dividends on preferred shares	3,486	5,763	13,595	32,160
Redemption of perpetual preferred shares	—	—	5,276	15,879

Net income attributable to common shareholders	$50,715	$36,869	$163,244	$87,185

Weighted-average common shares outstanding:
Basic	348,944,055	324,002,538	347,730,579	320,267,903
Diluted	349,344,541	326,206,423	348,282,995	321,879,235

Net income attributable to common shareholders per share:
Basic	$0.14	$0.11	$0.47	$0.27
Diluted	$0.14	$0.11	$0.47	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$61,665	$48,501	$206,234	$149,236
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	—	—	(3,999)
Reclassification adjustment for amortization of interest expense included in net income	(141)	(149)	(423)	(630)
Other comprehensive loss	(141)	(149)	(423)	(4,629)
Comprehensive income	61,524	48,352	205,811	144,607
Comprehensive income attributable to noncontrolling interests	7,443	5,778	24,055	13,297
Dividends on preferred shares	3,486	5,763	13,595	32,160
Redemption of perpetual preferred shares	—	—	5,276	15,879
Comprehensive income attributable to common shareholders	$50,595	$36,811	$162,885	$83,271

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2022	347,696,494	$3,477	635,075	$6	9,200,000	$92	$6,734,292	$(452,155)	$1,575	$6,287,287	$676,974	$6,964,261
Share-based compensation	—	—	—	—	—	—	5,680	—	—	5,680	—	5,680
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	112,966	1	—	—	—	—	1,075	—	—	1,076	—	1,076
Issuance of Class A common shares	5,000,000	50	—	—	—	—	185,582	—	—	185,632	—	185,632
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,248)	(9,248)
Common shares (0.18 per share)	—	—	—	—	—	—	—	(63,004)	—	(63,004)	—	(63,004)
Net income	—	—	—	—	—	—	—	54,201	—	54,201	7,464	61,665
Total other comprehensive loss	—	—	—	—	—	—	—	—	(120)	(120)	(21)	(141)
Balances at September 30, 2022	352,809,460	$3,528	635,075	$6	9,200,000	$92	$6,926,629	$(464,444)	$1,455	$6,467,266	$675,169	$7,142,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$206,234	$149,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313,688	275,682
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	8,588	6,290
Noncash share-based compensation	23,728	14,319
Equity in net income of unconsolidated joint ventures	(3,135)	(875)
Return on investment from unconsolidated joint ventures	4,777	—
Gain on sale and impairment of single-family properties and other, net	(79,052)	(36,401)
Other changes in operating assets and liabilities:
Rent and other receivables	(10,789)	(13,863)
Prepaid expenses and other assets	3,572	11,247
Deferred leasing costs	(1,868)	(2,672)
Accounts payable and accrued expenses	134,237	95,471
Amounts due from related parties	(3,192)	(241)
Net cash provided by operating activities	596,788	498,193

Investing activities
Cash paid for single-family properties	(582,442)	(633,794)
Change in escrow deposits for purchase of single-family properties	8,492	(26,818)
Net proceeds received from sales of single-family properties and other	163,295	101,411
Proceeds received from storm-related insurance claims	1,981	1,993
Proceeds from notes receivable related to the sale of properties	34,014	—
Investment in unconsolidated joint ventures	(17,308)	(20,742)
Distributions from joint ventures	58,160	46,927
Renovations to single-family properties	(80,612)	(28,234)
Recurring and other capital expenditures for single-family properties	(98,763)	(90,413)
Cash paid for development activity	(707,764)	(524,884)
Cash paid for deposits on land option contracts	(10,686)	—
Other investing activities	(36,021)	(16,907)
Net cash used for investing activities	(1,267,654)	(1,191,461)

Financing activities
Proceeds from issuance of Class A common shares	561,472	593,040
Payments of Class A common share issuance costs	(200)	(200)
Redemption of perpetual preferred shares	(155,000)	(498,750)
Proceeds from issuances under share-based compensation plans	3,323	4,094
Payments related to tax withholding for share-based compensation	(4,811)	(2,666)
Payments on asset-backed securitizations	(16,884)	(18,061)
Proceeds from revolving credit facility	490,000	1,060,000
Payments on revolving credit facility	(840,000)	(1,060,000)
Proceeds from unsecured senior notes, net of discount	876,813	737,195
Settlement of cash flow hedging instrument	—	(3,999)
Proceeds from liabilities related to consolidated land not owned	60,217	—
Distributions to noncontrolling interests	(27,612)	(18,033)
Distributions to common shareholders	(188,689)	(112,278)
Distributions to preferred shareholders	(13,595)	(32,160)
Deferred financing costs paid	(8,215)	(17,997)
Net cash provided by financing activities	736,819	630,185

Net increase (decrease) in cash, cash equivalents and restricted cash	65,953	(63,083)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	191,767	265,077
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$257,720	$201,994

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(89,400)	$(85,472)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$65,586	$37,877
Transfers of completed homebuilding deliveries to properties	335,684	252,218
Property and land contributions to unconsolidated joint ventures	(35,849)	(43,814)
Property and land distributions from unconsolidated joint ventures	8,397	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,885	989
Accrued distributions to affiliates	337	—
Accrued distributions to non-affiliates	114	166

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Single-family properties:
Land	$2,190,724	$2,062,039
Buildings and improvements	10,024,700	9,258,387
Single-family properties in operation	12,215,424	11,320,426
Less: accumulated depreciation	(2,310,014)	(2,072,933)
Single-family properties in operation, net	9,905,410	9,247,493
Single-family properties under development and development land	1,123,183	882,159
Single-family properties held for sale, net	189,991	114,907
Total real estate assets, net	11,218,584	10,244,559
Cash and cash equivalents	97,244	48,198
Restricted cash	160,476	143,569
Rent and other receivables	50,395	41,587
Escrow deposits, prepaid expenses and other assets	315,789	216,625
Investments in unconsolidated joint ventures	110,409	121,950
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,098,842	$10,962,433

Liabilities
Revolving credit facility	$—	$350,000
Asset-backed securitizations, net	1,895,269	1,908,346
Unsecured senior notes, net	2,493,898	1,622,132
Accounts payable and accrued expenses	567,240	343,526
Total liabilities	4,956,407	4,224,004

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (353,444,535 and 337,997,791 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	6,243,971	5,686,193
Preferred units (9,200,000 and 15,400,000 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	221,840	371,564
Limited partner:
Common units (51,376,980 units issued and outstanding at September 30, 2022 and December 31, 2021)	674,957	678,582
Accumulated other comprehensive income	1,667	2,090
Total capital	7,142,435	6,738,429

Total liabilities and capital	$12,098,842	$10,962,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Rents and other single-family property revenues	$391,627	$339,563	$1,109,608	$965,790

Expenses:
Property operating expenses	152,065	134,694	414,978	369,966
Property management expenses	29,739	24,562	84,541	70,677
General and administrative expense	16,986	12,647	53,115	40,645
Interest expense	36,254	31,097	98,622	86,630
Acquisition and other transaction costs	4,482	3,279	18,114	11,093
Depreciation and amortization	109,319	94,494	313,688	275,682
Hurricane-related charges, net	6,133	—	6,133	—
Total expenses	354,978	300,773	989,191	854,693

Gain on sale and impairment of single-family properties and other, net	24,197	9,572	79,052	36,401
Other income and expense, net	819	139	6,765	1,738

Net income	61,665	48,501	206,234	149,236

Preferred distributions	3,486	5,763	13,595	32,160
Redemption of perpetual preferred units	—	—	5,276	15,879

Net income attributable to common unitholders	$58,179	$42,738	$187,363	$101,197

Weighted-average common units outstanding:
Basic	400,321,035	375,379,518	399,107,559	371,739,755
Diluted	400,721,521	377,583,403	399,659,975	373,351,087

Net income attributable to common unitholders per unit:
Basic	$0.14	$0.11	$0.47	$0.27
Diluted	$0.14	$0.11	$0.47	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$61,665	$48,501	$206,234	$149,236
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	—	—	(3,999)
Reclassification adjustment for amortization of interest expense included in net income	(141)	(149)	(423)	(630)
Other comprehensive loss	(141)	(149)	(423)	(4,629)
Comprehensive income	61,524	48,352	205,811	144,607
Preferred distributions	3,486	5,763	13,595	32,160
Redemption of perpetual preferred units	—	—	5,276	15,879
Comprehensive income attributable to common unitholders	$58,038	$42,589	$186,940	$96,568

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2021	337,997,791	$5,686,193	$371,564	51,376,980	$678,582	$2,090	$6,738,429
Share-based compensation	—	7,405	—	—	—	—	7,405
Common units issued under share-based compensation plans, net of units withheld for employee taxes	280,172	(2,619)	—	—	—	—	(2,619)
Issuance of Class A common units, net of offering costs of $200	10,000,000	375,640	—	—	—	—	375,640
Distributions to capital holders:
Preferred units (Note 10)	—	—	(5,763)	—	—	—	(5,763)
Common units ($0.18 per unit)	—	(62,938)	—	—	(9,248)	—	(72,186)
Net income	—	55,939	5,763	—	8,312	—	70,014
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at March 31, 2022	348,277,963	$6,059,620	$371,564	51,376,980	$677,646	$1,949	$7,110,779
Share-based compensation	—	10,643	—	—	—	—	10,643
Common units issued under share-based compensation plans, net of units withheld for employee taxes	53,606	55	—	—	—	—	55
Redemption of Series F perpetual preferred units	—	(5,276)	(149,724)	—	—	—	(155,000)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(4,346)	—	—	—	(4,346)
Common units ($0.18 per unit)	—	(63,036)	—	—	(9,248)	—	(72,284)
Net income	—	61,866	4,346	—	8,343	—	74,555
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at June 30, 2022	348,331,569	$6,063,872	$221,840	51,376,980	$676,741	$1,808	$6,964,261
Share-based compensation	—	5,680	—	—	—	—	5,680
Common units issued under share-based compensation plans, net of units withheld for employee taxes	112,966	1,076	—	—	—	—	1,076
Issuance of Class A common units	5,000,000	185,632	—	—	—	—	185,632
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.18 per unit)	—	(63,004)	—	—	(9,248)	—	(72,252)
Net income	—	50,715	3,486	—	7,464	—	61,665
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at September 30, 2022	353,444,535	$6,243,971	$221,840	51,376,980	$674,957	$1,667	$7,142,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$206,234	$149,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313,688	275,682
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	8,588	6,290
Noncash share-based compensation	23,728	14,319
Equity in net income of unconsolidated joint ventures	(3,135)	(875)
Return on investment from unconsolidated joint ventures	4,777	—
Gain on sale and impairment of single-family properties and other, net	(79,052)	(36,401)
Other changes in operating assets and liabilities:
Rent and other receivables	(10,789)	(13,863)
Prepaid expenses and other assets	3,572	11,247
Deferred leasing costs	(1,868)	(2,672)
Accounts payable and accrued expenses	134,237	95,471
Amounts due from related parties	(3,192)	(241)
Net cash provided by operating activities	596,788	498,193

Investing activities
Cash paid for single-family properties	(582,442)	(633,794)
Change in escrow deposits for purchase of single-family properties	8,492	(26,818)
Net proceeds received from sales of single-family properties and other	163,295	101,411
Proceeds received from storm-related insurance claims	1,981	1,993
Proceeds from notes receivable related to the sale of properties	34,014	—
Investment in unconsolidated joint ventures	(17,308)	(20,742)
Distributions from joint ventures	58,160	46,927
Renovations to single-family properties	(80,612)	(28,234)
Recurring and other capital expenditures for single-family properties	(98,763)	(90,413)
Cash paid for development activity	(707,764)	(524,884)
Cash paid for deposits on land option contracts	(10,686)	—
Other investing activities	(36,021)	(16,907)
Net cash used for investing activities	(1,267,654)	(1,191,461)

Financing activities
Proceeds from issuance of Class A common units	561,472	593,040
Payments of Class A common unit issuance costs	(200)	(200)
Redemption of perpetual preferred units	(155,000)	(498,750)
Proceeds from issuances under share-based compensation plans	3,323	4,094
Payments related to tax withholding for share-based compensation	(4,811)	(2,666)
Payments on asset-backed securitizations	(16,884)	(18,061)
Proceeds from revolving credit facility	490,000	1,060,000
Payments on revolving credit facility	(840,000)	(1,060,000)
Proceeds from unsecured senior notes, net of discount	876,813	737,195
Settlement of cash flow hedging instrument	—	(3,999)
Proceeds from liabilities related to consolidated land not owned	60,217	—
Distributions to common unitholders	(216,301)	(130,311)
Distributions to preferred unitholders	(13,595)	(32,160)
Deferred financing costs paid	(8,215)	(17,997)
Net cash provided by financing activities	736,819	630,185

Net increase (decrease) in cash, cash equivalents and restricted cash	65,953	(63,083)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	191,767	265,077
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$257,720	$201,994

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(89,400)	$(85,472)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$65,586	$37,877
Transfers of completed homebuilding deliveries to properties	335,684	252,218
Property and land contributions to unconsolidated joint ventures	(35,849)	(43,814)
Property and land distributions from unconsolidated joint ventures	8,397	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,885	989
Accrued distributions to affiliates	337	—
Accrued distributions to non-affiliates	114	166

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AH4R” or “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and operating single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AH4R, the Operating Partnership and those entities/subsidiaries owned or controlled by AH4R and/or the Operating Partnership. As of September 30, 2022, the Company held 58,961 single-family properties in 21 states, including 1,057 properties classified as held for sale.

AH4R is the general partner of, and as of September 30, 2022 owned approximately 87.3% of the common partnership interest in, the Operating Partnership. The remaining 12.7% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AH4R has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AH4R and the Operating Partnership as one business, and the management of AH4R consists of the same members as the management of the Operating Partnership. AH4R’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AH4R is its partnership interest in the Operating Partnership. As a result, AH4R generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AH4R itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AH4R. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AH4R contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AH4R receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AH4R, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The operating results for interim periods are not necessarily indicative of results for other interim periods or the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements present the accounts of both (i) the Company, which include AH4R, the Operating Partnership and their consolidated subsidiaries, and (ii) the Operating Partnership, which include the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.

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

The Company consolidates VIEs in accordance with ASC 810 if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. The Company holds investments in venture capital funds and deposits with land banking entities, which were determined to be VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities.

The investments in these unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of September 30, 2022, the carrying value of the investments in these venture capital funds was $11.5 million and the Company’s maximum exposure to loss was $16.2 million, which includes all future capital funding requirements.

The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of September 30, 2022, the carrying value of the deposits with land banking entities and the Company’s maximum exposure to loss was $10.7 million.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	September 30,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$97,244	$63,997	$48,198	$137,060
Restricted cash	160,476	137,997	143,569	128,017
Total cash, cash equivalents and restricted cash	$257,720	$201,994	$191,767	$265,077

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Occupied single-family properties	$9,328,228	$8,522,080
Single-family properties leased, not yet occupied	71,963	77,221
Single-family properties in turnover process	284,230	184,170
Single-family properties recently renovated or developed	160,481	126,379
Single-family properties newly acquired and under renovation	60,508	337,643
Single-family properties in operation, net	9,905,410	9,247,493
Development land	641,514	549,653
Single-family properties under development	481,669	332,506
Single-family properties held for sale, net	189,991	114,907
Total real estate assets, net	$11,218,584	$10,244,559

Depreciation expense related to single-family properties was $105.1 million and $90.6 million for the three months ended September 30, 2022 and 2021, respectively, and $301.9 million and $264.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Hurricane Ian impacted certain properties primarily located in Florida, South Carolina and North Carolina during the three months ended September 30, 2022. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the three months ended September 30, 2022, the Company recognized $8.4 million in gross charges primarily related to an estimated accrual for minor repair and remediation costs, partially offset by an estimated $2.3 million of related insurance claims that we believe is probable we will recover. The $6.1 million of net charges were included in hurricane-related charges, net within the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

The following table summarizes the Company’s dispositions of single-family properties and land for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except property data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Single-family properties:
Properties sold	164	90	530	367
Net proceeds (1)	$49,096	$26,683	$160,156	$100,815
Net gain on sale	$24,501	$10,073	$82,193	$36,845
Land:
Net proceeds	$1,197	$277	$3,139	$596
Net gain (loss) on sale	$70	$42	$496	$(97)
(1)Net proceeds are net of deductions for working capital prorations.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $62.0 million and $52.7 million for the three months ended September 30, 2022 and 2021, respectively, and $157.4 million and $136.5 million for the nine months ended September 30, 2022 and 2021, respectively. Variable lease payments for fees from single-family properties were $7.0 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively, and $20.0 million and $16.7 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of September 30, 2022 (amounts in thousands):

September 30, 2022
Remaining 2022	$287,284
2023	496,844
2024	27,539
2025	27
Total	$811,694

Rent and other receivables included $2.3 million of insurance claims receivables related to Hurricane Ian as of September 30, 2022 and $1.9 million of insurance claims receivables related to Winter Storm Uri as of December 31, 2021.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Consolidated land not owned	$103,942	$—
Escrow deposits, prepaid expenses and other	102,993	88,414
Commercial real estate, software, vehicles and FF&E, net	76,745	62,462
Operating lease right-of-use assets	18,815	17,269
Deferred costs and other intangibles, net	10,835	13,134
Notes receivable, net	2,459	35,346
Total	$315,789	$216,625

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $3.5 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, and $9.6 million and $8.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Consolidated Land Not Owned

During the three and nine months ended September 30, 2022, the Company entered into land option agreements whereby it sold land to a third party with an option to repurchase finished lots on a predetermined schedule. Because of our options to repurchase the finished lots, in accordance with ASC 606-10-55-70, we accounted for these transactions as financing arrangements rather than a sale. Consolidated land not owned is included in escrow deposits, prepaid expenses and other assets and the liability for consolidated land not owned, which represents proceeds received from the third party net of our deposits on the optioned land, is included in accounts payable and accrued expenses in the condensed consolidated balance sheets (see Note 9. Accounts Payable and Accrued Expenses).

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Deferred leasing costs	$2,336	$3,090
Deferred financing costs	22,491	22,491
	24,827	25,581
Less: accumulated amortization	(13,992)	(12,447)
Total	$10,835	$13,134

Amortization expense related to deferred leasing costs was $0.7 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $2.2 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.7 million for both the three months ended September 30, 2022 and 2021 and $2.1 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2022 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2022	$527	$686	$1,213
2023	664	2,722	3,386
2024	—	2,730	2,730
2025	—	2,722	2,722
2026	—	784	784
Total	$1,191	$9,644	$10,835

Note 7. Investments in Unconsolidated Joint Ventures

As of September 30, 2022, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at September 30, 2022	Completed Homes at September 30, 2022	Balances at September 30, 2022	Balances at December 31, 2021
Alaska JV	20%	276	$19,394	$22,658
Institutional Investor JV	20%	933	15,271	28,695
J.P. Morgan JV	20%	1,062	75,744	70,597
		2,271	$110,409	$121,950

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $3.8 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively, and $10.2 million and $7.4 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

During the first quarter of 2022, the Company acquired 200 properties in a bulk transaction from the Institutional Investor JV for total consideration of $74.6 million, of which (i) $66.2 million was paid in cash and included in cash paid for single-family properties in the condensed consolidated statements of cash flows and (ii) $8.4 million was recorded as a noncash distribution resulting in a reduction to our equity method investment. The transaction was accounted for as an asset acquisition and resulted in a gain on sale at the Institutional Investor JV. Recognition of our pro rata portion of the gain on sale has been deferred by reducing the carrying value of the acquired properties in our condensed consolidated balance sheets.

During the first quarter of 2022, the J.P. Morgan JV entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.5% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of September 30, 2022, the joint venture’s loan had a $204.2 million outstanding principal balance.

During the third quarter of 2022, the Institutional Investor JV amended its existing loan agreement to increase borrowing capacity to $250.0 million. During the initial two-year term, the loan bears interest at SOFR plus a 2.40% margin and matures on July 1, 2024.

The loan agreement provides for two one-year extension options that include additional fees and interest. As of September 30, 2022, the joint venture’s loan had a $232.7 million outstanding principal balance.

The Company has provided customary non-recourse guarantees for the J.P. Morgan JV and Institutional Investor JV loans that may become a liability for us upon a voluntary bankruptcy filing by the joint venture or the occurrence of other actions such as fraud or a material misrepresentation by us or the joint venture. To date, the guarantees have not been invoked, and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint ventures and us and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AH4R is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2022 and December 31, 2021 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2022	December 31, 2021
AH4R 2014-SFR2 securitization	4.42%	October 9, 2024	$469,421	$473,594
AH4R 2014-SFR3 securitization	4.40%	December 9, 2024	484,389	488,790
AH4R 2015-SFR1 securitization (2)	4.14%	April 9, 2045	510,380	514,868
AH4R 2015-SFR2 securitization (3)	4.36%	October 9, 2045	443,136	446,929
Total asset-backed securitizations			1,907,326	1,924,181
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	—
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	—
Revolving credit facility (6)	4.04%	April 15, 2026	—	350,000
Total debt			4,457,326	3,924,181
Unamortized discounts on unsecured senior notes			(36,877)	(15,561)
Deferred financing costs, net (7)			(31,282)	(28,142)
Total debt per balance sheet			$4,389,167	$3,880,478
(1)Interest rates are rounded and as of September 30, 2022. Unless otherwise stated, interest rates are fixed percentages.
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
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion, and the Company had approximately $2.7 million and $1.6 million committed to outstanding letters of credit that reduced our borrowing capacity as of September 30, 2022 and December 31, 2021, respectively. The revolving credit facility bears interest at the London Inter-Bank Offered Rate plus 0.90% as of September 30, 2022.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.8 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $5.1 million and $4.5 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in gross interest, prior to interest capitalization.

Unsecured Senior Notes

During the second quarter of 2022, the Operating Partnership issued $600.0 million of 3.625% unsecured senior notes with a maturity date of April 15, 2032 (the “2032 Notes”) and $300.0 million of 4.300% unsecured senior notes with a maturity date of April 15, 2052 (the “2052 Notes” and, together with the 2032 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2022. The Operating Partnership received aggregate net proceeds of $870.3 million from these issuances, after underwriting fees of approximately $6.5 million and a $23.2 million discount, and before offering costs of approximately $1.7 million. The Operating Partnership used net proceeds from this offering to repay amounts outstanding on its revolving credit facility, for the redemption of its Series F perpetual preferred shares and for general corporate purposes.

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

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of September 30, 2022 (amounts in thousands):

Debt Maturities
Remaining 2022	$5,179
2023	20,714
2024	951,097
2025	10,302
2026	10,302
Thereafter	3,459,732
Total debt	$4,457,326

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross interest cost	$49,115	$40,161	$138,037	$108,459
Capitalized interest	(12,861)	(9,064)	(39,415)	(21,829)
Interest expense	$36,254	$31,097	$98,622	$86,630

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Accrued property taxes	$152,439	$52,545
Resident security deposits	119,510	105,809
Accrued construction and maintenance liabilities	80,250	50,655
Liability for consolidated land not owned (see Note 6)	65,301	—
Accrued interest	33,966	33,332
Prepaid rent	32,121	31,190
Operating lease liabilities	20,377	18,723
Accounts payable	3,426	1,113
Other accrued liabilities	59,850	50,159
Total	$567,240	$343,526

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Share Offering

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares which are accounted for in equity. The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. In September 2022, the Company issued and physically settled 5,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. The Company used these net proceeds to repay indebtedness under its revolving credit facility and for general corporate purposes.

As of September 30, 2022, 8,000,000 Class A common shares remained available for future settlement under the January 2022 Forward Sale Agreements. The Company expects to physically settle the remaining shares by January 20, 2023 through the delivery of the Class A common shares and expects that net proceeds will be approximately $297.1 million. The Company expects to use these net proceeds (i) to repay indebtedness it has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for general corporate purposes. Although the Company expects to physically settle, the January 2022 Forward Sale Agreements allow the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the January 2022 Forward Sale Agreements, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchasers in certain circumstances. The January 2022 Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the nine months ended September 30, 2022 and 2021, no shares were issued under the At-the-Market Program. As of September 30, 2022, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2022 and 2021, we did not repurchase and retire any of our Class A common shares or preferred shares. As of September 30, 2022, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

As of September 30, 2022 and December 31, 2021, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				September 30, 2022		December 31, 2021
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series F perpetual preferred shares	4/24/2017	4/24/2022	5.875%	—	$—	6,200,000	$155,000
Series G perpetual preferred shares	7/17/2017	7/17/2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	9/19/2018	9/19/2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	15,400,000	$385,000

During the second quarter of 2022, the Company redeemed all 6,200,000 shares of the outstanding 5.875% Series F perpetual preferred shares, $0.01 par value per share, for cash at the liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series F perpetual preferred units. As a result of the redemption, the Company recorded a $5.3 million allocation of income to the Series F perpetual preferred shareholders within the condensed consolidated statements of operations during the nine months ended September 30, 2022, which represents the initial liquidation value of the Series F perpetual preferred shares in excess of its carrying value as of the redemption date.

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	September 30, 2022	June 30, 2022	March 31, 2022	September 30, 2021	June 30, 2021	March 31, 2021
Class A and Class B common shares	$0.18	$0.18	$0.18	$0.10	$0.10	$0.10
6.500% Series D perpetual preferred shares (1)	—	—	—	—	0.30	0.41
6.350% Series E perpetual preferred shares (2)	—	—	—	—	0.40	0.40
5.875% Series F perpetual preferred shares (3)	—	0.14	0.37	0.37	0.37	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39	0.39	0.39
(1)The 6.500% Series D perpetual preferred shares were redeemed on June 7, 2021.
(2)The 6.350% Series E perpetual preferred shares were redeemed on June 30, 2021.
(3)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.5% and 13.0%, of the total 404,821,515 and 389,374,771 Class A units in the Operating Partnership as of September 30, 2022 and December 31, 2021, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2%, of the total 404,821,515 and 389,374,771 Class A units in the Operating Partnership as of September 30, 2022 and December 31, 2021, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

During the nine months ended September 30, 2022 and 2021, the Human Capital and Compensation Committee granted RSUs to employees that vest over a one- to three-year service period and RSUs to non-management trustees that vest over a one-year service period.

During the nine months ended September 30, 2022 and 2021, the Human Capital and Compensation Committee granted performance-based restricted share units (“PSUs”) to certain senior employees that cliff vest at the end of a three-year service period. The performance conditions of the PSUs are measured over the three-year performance period January 1, 2022 through December 31, 2024 for PSUs granted during the nine months ended September 30, 2022 and January 1, 2021 through December 31, 2023 for PSUs granted during the nine months ended September 30, 2021. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Options outstanding at beginning of period	824,300	1,090,300
Granted	—	—
Exercised	(63,750)	(259,000)
Forfeited	—	—
Options outstanding at end of period	760,550	831,300
Options exercisable at end of period	755,550	793,800

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
RSUs outstanding at beginning of period	1,050,599	651,537
Awarded	465,171	645,955
Vested	(439,331)	(208,574)
Forfeited	(37,045)	(28,239)
RSUs outstanding at end of period	1,039,394	1,060,679

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
PSUs outstanding at beginning of period	92,319	—
Awarded	202,104	92,319
Vested	—	—
Forfeited	—	—
PSUs outstanding at end of period	294,423	92,319

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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expense	$3,390	$1,557	$13,352	$7,722
Property management expenses	1,015	680	3,146	2,278
Acquisition and other transaction costs	1,275	821	7,230	4,319
Total noncash share-based compensation expense	$5,680	$3,058	$23,728	$14,319

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$61,665	$48,501	$206,234	$149,236
Less:
Noncontrolling interest	7,464	5,869	24,119	14,012
Dividends on preferred shares	3,486	5,763	13,595	32,160
Redemption of perpetual preferred shares	—	—	5,276	15,879
Allocation to participating securities (1)	188	118	583	300
Numerator for income per common share–basic and diluted	$50,527	$36,751	$162,661	$86,885

Denominator:
Weighted-average common shares outstanding–basic	348,944,055	324,002,538	347,730,579	320,267,903
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	400,486	2,203,885	552,416	1,611,332
Weighted-average common shares outstanding–diluted (3)	349,344,541	326,206,423	348,282,995	321,879,235

Net income per common share:
Basic	$0.14	$0.11	$0.47	$0.27
Diluted	$0.14	$0.11	$0.47	$0.27
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$61,665	$48,501	$206,234	$149,236
Less:
Preferred distributions	3,486	5,763	13,595	32,160
Redemption of perpetual preferred units	—	—	5,276	15,879
Allocation to participating securities (1)	188	118	583	300
Numerator for income per common unit–basic and diluted	$57,991	$42,620	$186,780	$100,897

Denominator:
Weighted-average common units outstanding–basic	400,321,035	375,379,518	399,107,559	371,739,755
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	400,486	2,203,885	552,416	1,611,332
Weighted-average common units outstanding–diluted	400,721,521	377,583,403	399,659,975	373,351,087

Net income per common unit:
Basic	$0.14	$0.11	$0.47	$0.27
Diluted	$0.14	$0.11	$0.47	$0.27
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

The following table displays the carrying values and fair values of our debt instruments as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
AH4R 2014-SFR2 securitization	$466,825	$471,249	$470,039	$479,464
AH4R 2014-SFR3 securitization	481,567	486,365	485,005	495,659
AH4R 2015-SFR1 securitization	507,107	512,425	510,585	521,639
AH4R 2015-SFR2 securitization	439,770	444,771	442,717	455,264
Total asset-backed securitizations	1,895,269	1,914,810	1,908,346	1,952,026
2028 unsecured senior notes, net	495,759	461,625	495,166	554,895
2029 unsecured senior notes, net	396,402	375,716	395,990	463,840
2031 unsecured senior notes, net	440,873	340,875	440,095	442,953
2032 unsecured senior notes, net	581,041	492,774	—	—
2051 unsecured senior notes, net	291,112	188,400	290,881	304,461
2052 unsecured senior notes, net	288,711	219,978	—	—
Total unsecured senior notes, net	2,493,898	2,079,368	1,622,132	1,766,149
Revolving credit facility	—	—	350,000	350,000
Total debt	$4,389,167	$3,994,178	$3,880,478	$4,068,175

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

Note 14. Related Party Transactions

As of September 30, 2022 and December 31, 2021, affiliates owned approximately 12.9% and 13.5%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of September 30, 2022 and December 31, 2021) an approximate 23.9% and 24.8% interest as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AH4R, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of September 30, 2022, the Company had commitments to acquire 102 single-family properties for an aggregate purchase price of $27.6 million, as well as $453.1 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of September 30, 2022, the Company had sales in escrow for approximately 140 of our single-family properties and 275 of our land lots for aggregate selling prices of $57.4 million.

As of September 30, 2022, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $167.2 million.

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

Note 16. Subsequent Events

Subsequent Acquisitions

From October 1, 2022 through October 31, 2022, the Company added 154 properties to its portfolio for a total cost of approximately $54.2 million, which included 121 newly constructed properties delivered through our AMH Development Program and 19 newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

From October 1, 2022 through October 31, 2022, the Company disposed of 92 properties for aggregate net proceeds of approximately $27.3 million.

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

As of September 30, 2022, we owned 58,961 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 21 states, including 1,057 properties held for sale, compared to 57,024 single-family properties in 22 states, including 659 properties held for sale, as of December 31, 2021, and 56,077 single-family properties in 22 states, including 604 properties held for sale as of September 30, 2021. As of September 30, 2022, 55,421 of our total properties (excluding properties held for sale) were occupied, compared to 53,637 of our total properties (excluding properties held for sale) as of December 31, 2021 and 53,133 of our total properties (excluding properties held for sale) as of September 30, 2021. Also, as of September 30, 2022, the Company had an additional 2,271 properties held in unconsolidated joint ventures, compared to 1,942 properties held in unconsolidated joint ventures as of December 31, 2021, and 1,729 properties held in unconsolidated joint ventures as of September 30, 2021. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of September 30, 2022:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,786	10.0%	$1,241.9	10.2%	$214,637	2,166	17.1	2016
Dallas-Fort Worth, TX	4,286	7.4%	744.1	6.1%	173,609	2,111	18.3	2014
Charlotte, NC	3,938	6.8%	823.2	6.7%	209,044	2,100	17.4	2015
Phoenix, AZ	3,399	5.9%	701.2	5.7%	206,285	1,835	18.6	2015
Nashville, TN	3,195	5.5%	757.1	6.2%	236,976	2,109	15.7	2016
Indianapolis, IN	2,942	5.1%	503.0	4.1%	170,977	1,929	19.7	2014
Houston, TX	2,770	4.8%	485.5	4.0%	175,281	2,098	16.7	2014
Jacksonville, FL	2,835	4.9%	584.1	4.8%	206,040	1,933	14.5	2016
Tampa, FL	2,713	4.7%	595.6	4.9%	219,548	1,937	15.4	2016
Raleigh, NC	2,165	3.7%	424.9	3.5%	196,240	1,888	16.9	2015
Columbus, OH	2,123	3.7%	398.4	3.3%	187,673	1,867	20.3	2015
Cincinnati, OH	2,141	3.7%	414.4	3.4%	193,545	1,845	19.7	2014
Orlando, FL	1,855	3.2%	372.4	3.0%	200,753	1,895	19.3	2015
Salt Lake City, UT	1,910	3.3%	573.6	4.7%	300,327	2,241	16.1	2016
Greater Chicago area, IL and IN	1,650	2.8%	310.6	2.5%	188,254	1,868	21.1	2013
Las Vegas, NV	1,751	3.0%	451.1	3.7%	257,617	1,893	13.7	2016
Charleston, SC	1,535	2.7%	349.6	2.9%	227,732	1,966	11.9	2017
San Antonio, TX	1,338	2.3%	259.3	2.1%	193,786	1,934	14.0	2015
Seattle, WA	1,136	2.0%	366.8	3.0%	322,898	1,994	12.8	2017
Savannah/Hilton Head, SC	1,042	1.8%	215.6	1.8%	206,947	1,887	14.0	2016
All Other (2)	7,394	12.7%	1,643.0	13.4%	222,210	1,901	16.9	2015
Total/Average	57,904	100.0%	$12,215.4	100.0%	$210,960	1,988	17.0	2015
(1)Excludes 1,057 single-family properties held for sale as of September 30, 2022.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of September 30, 2022:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	96.0%	$1,973	12.0	6.4	11.0%
Dallas-Fort Worth, TX	96.7%	2,036	12.1	6.5	8.5%
Charlotte, NC	96.8%	1,892	12.2	6.9	8.8%
Phoenix, AZ	94.7%	1,888	12.0	6.7	13.3%
Nashville, TN	96.5%	2,062	12.0	6.7	10.7%
Indianapolis, IN	95.1%	1,683	12.1	6.7	7.5%
Houston, TX	93.9%	1,855	12.0	6.5	6.7%
Jacksonville, FL	96.5%	1,944	12.0	6.6	10.4%
Tampa, FL	97.7%	2,067	12.0	6.4	11.9%
Raleigh, NC	96.8%	1,818	12.1	6.5	8.6%
Columbus, OH	96.3%	1,930	12.0	6.6	7.6%
Cincinnati, OH	95.5%	1,888	12.0	6.9	8.0%
Orlando, FL	97.5%	2,010	12.0	6.8	11.6%
Salt Lake City, UT	95.4%	2,195	12.0	6.4	9.7%
Greater Chicago area, IL and IN	95.3%	2,169	12.2	6.9	8.5%
Las Vegas, NV	92.5%	2,023	11.9	6.3	10.2%
Charleston, SC	95.1%	2,026	12.0	6.9	7.6%
San Antonio, TX	95.0%	1,833	12.0	6.6	6.6%
Seattle, WA	94.3%	2,437	12.0	6.3	11.2%
Savannah/Hilton Head, SC	96.8%	1,886	11.9	7.0	10.1%
All Other (6)	94.6%	1,955	12.0	6.9	9.1%
Total/Average	95.7%	$1,963	12.0	6.7	9.5%
(1)Excludes 1,057 single-family properties held for sale as of September 30, 2022.
(2)For the three months ended September 30, 2022, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended September 30, 2022, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended September 30, 2022, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. Recently, we have strategically scaled back acquisitions through our National Builder Program and traditional acquisition channel as the housing market adjusts to the current macroeconomic environment. We anticipate beginning to grow in these acquisition channels when the housing and capital markets stabilize. During the three months ended September 30, 2022, we developed or acquired 410 homes, including 265 newly constructed homes delivered through our AMH Development Program and 145 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 164 homes sold to third parties. During the three months ended September 30, 2022, we also developed an additional 236 newly constructed properties which were delivered to our unconsolidated joint ventures, aggregating to 501 total program deliveries through our AMH Development Program.

Our properties held for sale were identified based on submarket analysis, as well as individual property-level operational review. As of September 30, 2022 and December 31, 2021, there were 1,057 and 659 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. Typically, it takes approximately 10 to 30 days to lease a property after acquiring or developing a new property through our new construction channels and 20 to 40 days after completing the renovation process for a traditionally acquired property. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. Typically, it takes approximately 20 to 50 days to complete the turnover process.

Revenues

Our revenues are derived primarily from rents collected from tenants for our single-family properties under lease agreements which typically have a term of one year. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate. Additionally, our ability to collect revenues and related operating results are impacted by the credit worthiness and quality of our tenants. Typically, our incoming residents have household incomes ranging from $80,000 to $140,000 and primarily consist of families with approximately two adults and one or more children.

Our rents and other single-family property revenues are comprised of rental revenue from single-family properties, fees from our single-family property rentals and “tenant charge-backs,” which are primarily related to cost recoveries on utilities.

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 8.1% for the three months ended September 30, 2022, and we experienced turnover rates of 8.3% and 8.8% during the three months ended September 30, 2022 and 2021, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 7.9% for the nine months ended September 30, 2022, and we experienced turnover rates of 21.8% and 23.8% during the nine months ended September 30, 2022 and 2021, respectively.

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

Results of Operations

Net income totaled $61.7 million for the three months ended September 30, 2022, compared to $48.5 million for the three months ended September 30, 2021. This increase was primarily due to a larger number of occupied properties associated with growth in the Company’s portfolio, higher rental rates and lower uncollectible rents, as well as higher net gains on property sales, partially offset by $6.1 million of hurricane-related charges, net in the three months ended September 30, 2022. Net income totaled $206.2 million for the nine months ended September 30, 2022, compared to $149.2 million for the nine months ended September 30, 2021. This increase was primarily due to a larger number of occupied properties associated with growth in the Company’s portfolio, higher rental rates and lower uncollectible rents, as well as higher net gains on property sales, partially offset by $6.1 million of hurricane-related charges, net in the nine months ended September 30, 2022.

As we continue to grow our portfolio with a portion of our homes still recently developed, acquired and/or renovated, we distinguish our portfolio of homes between Same-Home properties and Non-Same-Home and Other properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison and if it has not been classified as held for sale or experienced a casualty loss, which allows the performance of these properties to be compared between periods. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated by the Company or newly constructed and then initially leased or available for rent for a period greater than 90 days. Properties acquired through a bulk purchase are first considered non-stabilized, as an entire group, until (1) we have owned them for an adequate period of time to allow for complete on-boarding to our operating platform, and (2) a substantial portion of the properties have experienced tenant turnover at least once under our ownership, providing the opportunity for renovations and improvements to meet our property standards. After such time has passed, properties acquired through a bulk purchase are then evaluated on an individual property basis under our standard stabilization criteria. All other properties, including those classified as held for sale or taken out of service as a result of a casualty loss, are classified as Non-Same-Home and Other.

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

Core NOI also excludes (1) gain or loss on early extinguishment of debt, (2) hurricane-related charges, net, which result in material charges to our single-family property portfolio, (3) gains and losses from sales or impairments of single-family properties and other, (4) depreciation and amortization, (5) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (6) noncash share-based compensation expense, (7) interest expense, (8) general and administrative expense, and (9) other income and expense, net. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

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

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended September 30, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$268,868		$57,621		$326,489
Fees from single-family properties	5,620		1,397		7,017
Bad debt	(2,956)		(937)		(3,893)
Core revenues	271,532		58,081		329,613

Property tax expense	43,908	16.1%	8,994	15.4%	52,902	16.0%
HOA fees, net (2)	5,086	1.9%	1,320	2.3%	6,406	1.9%
R&M and turnover costs, net (2)	23,287	8.6%	5,564	9.6%	28,851	8.8%
Insurance	2,958	1.1%	621	1.1%	3,579	1.1%
Property management expenses, net (3)	21,137	7.8%	5,900	10.2%	27,037	8.2%
Core property operating expenses	96,376	35.5%	22,399	38.6%	118,775	36.0%

Core NOI	$175,156	64.5%	$35,682	61.4%	$210,838	64.0%

	For the Three Months Ended September 30, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$249,758		$36,478		$286,236
Fees from single-family properties	5,001		955		5,956
Bad debt	(3,662)		(1,690)		(5,352)
Core revenues	251,097		35,743		286,840

Property tax expense	41,784	16.7%	6,040	16.9%	47,824	16.7%
HOA fees, net (2)	4,767	1.9%	787	2.2%	5,554	1.9%
R&M and turnover costs, net (2)	22,649	9.0%	4,026	11.3%	26,675	9.3%
Insurance	2,569	1.0%	418	1.2%	2,987	1.0%
Property management expenses, net (3)	19,047	7.6%	3,766	10.5%	22,813	8.0%
Core property operating expenses	90,816	36.2%	15,037	42.1%	105,853	36.9%

Core NOI	$160,281	63.8%	$20,706	57.9%	$180,987	63.1%

(1)Includes 47,503 properties that have been stabilized longer than 90 days prior to January 1, 2021.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended September 30,
	2022	2021
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$391,627	$339,563
Tenant charge-backs	(62,014)	(52,723)
Core revenues	329,613	286,840
Less: Non-Same-Home core revenues	58,081	35,743
Same-Home core revenues	$271,532	$251,097

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$152,065	$134,694
Property management expenses	29,739	24,562
Noncash share-based compensation - property management	(1,015)	(680)
Expenses reimbursed by tenant charge-backs	(62,014)	(52,723)
Core property operating expenses	118,775	105,853
Less: Non-Same-Home core property operating expenses	22,399	15,037
Same-Home core property operating expenses	$96,376	$90,816

Core NOI and Same-Home Core NOI
Net income	$61,665	$48,501
Hurricane-related charges, net	6,133	—
Gain on sale and impairment of single-family properties and other, net	(24,197)	(9,572)
Depreciation and amortization	109,319	94,494
Acquisition and other transaction costs	4,482	3,279
Noncash share-based compensation - property management	1,015	680
Interest expense	36,254	31,097
General and administrative expense	16,986	12,647
Other income and expense, net	(819)	(139)
Core NOI	210,838	180,987
Less: Non-Same-Home Core NOI	35,682	20,706
Same-Home Core NOI	$175,156	$160,281

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 15.3% to $391.6 million for the three months ended September 30, 2022 from $339.6 million for the three months ended September 30, 2021. Revenue growth was driven by an increase in our average occupied portfolio which grew to 55,321 homes for the three months ended September 30, 2022, compared to 52,889 homes for the three months ended September 30, 2021, as well as higher rental rates and lower uncollectible rents.

Property Operating Expenses

Property operating expenses increased 12.9% to $152.1 million for the three months ended September 30, 2022 from $134.7 million for the three months ended September 30, 2021. This increase was primarily attributable to inflationary increases in R&M and turnover costs, annual growth in property tax expense and growth in our portfolio.

Property Management Expenses

Property management expenses for the three months ended September 30, 2022 and 2021 were $29.7 million and $24.6 million, respectively, which included $1.0 million and $0.7 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs due to increased headcount to support growth in our portfolio.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 8.1% to $271.5 million for the three months ended September 30, 2022 from $251.1 million for the three months ended September 30, 2021. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 8.1% to $1,943 per month for the three months ended September 30, 2022 compared to $1,798 per month for the three months ended September 30, 2021, and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 97.1% for the three months ended September 30, 2022 compared to 97.4% for the three months ended September 30, 2021.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 6.1% to $96.4 million for the three months ended September 30, 2022 from $90.8 million for the three months ended September 30, 2021 primarily driven by annual growth in property tax expense, higher property management personnel costs due to increased headcount to support growth in our portfolio, and other inflationary increases.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended September 30, 2022 and 2021 was $17.0 million and $12.6 million, respectively, which included $3.4 million and $1.6 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to increased personnel and information technology costs to support growth in our business, as well as an increase in noncash share-based compensation expense driven by retirement provisions that resulted in accelerated expense recognition for retirement eligible employees during the three months ended September 30, 2022.

Interest Expense

Interest expense increased 16.6% to $36.3 million for the three months ended September 30, 2022 from $31.1 million for the three months ended September 30, 2021. This increase was primarily due to additional interest from the issuances of the 2032 and 2052 unsecured senior notes in April 2022, partially offset by additional capitalized interest during the three months ended September 30, 2022 related to an increase in development activities under our AMH Development Program during the three months ended September 30, 2022.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended September 30, 2022 and 2021 were $4.5 million and $3.3 million, respectively, which included $1.3 million and $0.8 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The increase in acquisition and other transaction costs was primarily related to higher personnel costs associated with the growth of our portfolio and higher noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 15.7% to $109.3 million for the three months ended September 30, 2022 from $94.5 million for the three months ended September 30, 2021 primarily due to growth in our average number of depreciable properties.

Hurricane-Related Charges, net

Hurricane Ian impacted certain properties primarily located in Florida, South Carolina and North Carolina, resulting in $6.1 million of hurricane-related charges, net during the three months ended September 30, 2022. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the three months ended September 30, 2022, the Company recognized $8.4 million in gross charges primarily related to an estimated accrual for minor repair and remediation costs, partially offset by an estimated $2.3 million of related insurance claims that we believe is probable we will recover.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended September 30, 2022 and 2021 was $24.2 million and $9.6 million, respectively, which included $0.2 million and zero of impairment charges, respectively, related to homes classified as held for sale during each period. The increase was primarily related to an increase in properties sold as well as higher net gains from property sales.

Other Income and Expense, net

Other income and expense, net for the three months ended September 30, 2022 and 2021 was $0.8 million and $0.1 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Nine Months Ended September 30, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$790,567		$152,623		$943,190
Fees from single-family properties	15,895		4,113		20,008
Bad debt	(7,875)		(3,138)		(11,013)
Core revenues	798,587		153,598		952,185

Property tax expense	131,612	16.5%	25,679	16.6%	157,291	16.5%
HOA fees, net (2)	14,705	1.8%	3,184	2.1%	17,889	1.9%
R&M and turnover costs, net (2)	61,641	7.7%	14,695	9.6%	76,336	8.0%
Insurance	8,714	1.1%	1,775	1.2%	10,489	1.1%
Property management expenses, net (3)	60,676	7.6%	16,269	10.6%	76,945	8.1%
Core property operating expenses	277,348	34.7%	61,602	40.1%	338,950	35.6%

Core NOI	$521,239	65.3%	$91,996	59.9%	$613,235	64.4%

	For the Nine Months Ended September 30, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$734,230		$97,650		$831,880
Fees from single-family properties	14,135		2,521		16,656
Bad debt	(14,922)		(4,356)		(19,278)
Core revenues	733,443		95,815		829,258

Property tax expense	125,503	17.0%	17,709	18.5%	143,212	17.2%
HOA fees, net (2)	13,707	1.9%	2,116	2.2%	15,823	1.9%
R&M and turnover costs, net (2)	57,712	7.9%	10,202	10.6%	67,914	8.2%
Insurance	7,583	1.0%	1,134	1.2%	8,717	1.1%
Property management expenses, net (3)	56,127	7.7%	10,040	10.5%	66,167	8.0%
Core property operating expenses	260,632	35.5%	41,201	43.0%	301,833	36.4%

Core NOI	$472,811	64.5%	$54,614	57.0%	$527,425	63.6%

(1)Includes 47,503 properties that have been stabilized longer than 90 days prior to January 1, 2021.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,109,608	$965,790
Tenant charge-backs	(157,423)	(136,532)
Core revenues	952,185	829,258
Less: Non-Same-Home core revenues	153,598	95,815
Same-Home core revenues	$798,587	$733,443

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$414,978	$369,966
Property management expenses	84,541	70,677
Noncash share-based compensation - property management	(3,146)	(2,278)
Expenses reimbursed by tenant charge-backs	(157,423)	(136,532)
Core property operating expenses	338,950	301,833
Less: Non-Same-Home core property operating expenses	61,602	41,201
Same-Home core property operating expenses	$277,348	$260,632

Core NOI and Same-Home Core NOI
Net income	$206,234	$149,236
Hurricane-related charges, net	6,133	—
Gain on sale and impairment of single-family properties and other, net	(79,052)	(36,401)
Depreciation and amortization	313,688	275,682
Acquisition and other transaction costs	18,114	11,093
Noncash share-based compensation - property management	3,146	2,278
Interest expense	98,622	86,630
General and administrative expense	53,115	40,645
Other income and expense, net	(6,765)	(1,738)
Core NOI	613,235	527,425
Less: Non-Same-Home Core NOI	91,996	54,614
Same-Home Core NOI	$521,239	$472,811

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 14.9% to $1.1 billion for the nine months ended September 30, 2022 from $965.8 million for the nine months ended September 30, 2021. Revenue growth was driven by an increase in our average occupied portfolio which grew to 54,658 homes for the nine months ended September 30, 2022, compared to 52,269 homes for the nine months ended September 30, 2021, as well as higher rental rates and lower uncollectible rents.

Property Operating Expenses

Property operating expenses increased 12.2% to $415.0 million for the nine months ended September 30, 2022 from $370.0 million for the nine months ended September 30, 2021. This increase was primarily attributable to inflationary increases in R&M and turnover costs, annual growth in property tax expense and growth in our portfolio.

Property Management Expenses

Property management expenses for the nine months ended September 30, 2022 and 2021 were $84.5 million and $70.7 million, respectively, which included $3.1 million and $2.3 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs from (i) the timing of increased compensation in the second half of 2021 as a result of the inflationary environment and (ii) increased headcount to support growth in our portfolio, as well as an increase in other miscellaneous property management expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 8.9% to $798.6 million for the nine months ended September 30, 2022 from $733.4 million for the nine months ended September 30, 2021. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 7.9% to $1,899 per month for the nine months ended September 30, 2022 compared to $1,760 per month for the nine months ended September 30, 2021, and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 97.4% for the nine months ended September 30, 2022 compared to 97.6% for the nine months ended September 30, 2021.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 6.4% to $277.3 million for the nine months ended September 30, 2022 from $260.6 million for the nine months ended September 30, 2021 primarily driven by annual growth in property tax expense, higher property management personnel costs from (i) the timing of increased compensation in the second half of 2021 as a result of the inflationary environment and (ii) increased headcount to support growth in our portfolio, and other inflationary increases.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the nine months ended September 30, 2022 and 2021 was $53.1 million and $40.6 million, respectively, which included $13.4 million and $7.7 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense, as well as the timing of increased personnel and information technology costs to support growth in our business.

Interest Expense

Interest expense increased 13.8% to $98.6 million for the nine months ended September 30, 2022 from $86.6 million for the nine months ended September 30, 2021. This increase was primarily due to additional interest from the issuances of the 2031 and 2051 unsecured senior notes in July 2021 and the 2032 and 2052 unsecured senior notes in April 2022, partially offset by additional capitalized interest during the nine months ended September 30, 2022 related to an increase in development activities under our AMH Development Program and an increase in acquired properties that underwent initial renovation during the nine months ended September 30, 2022.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the nine months ended September 30, 2022 and 2021 were $18.1 million and $11.1 million, respectively, which included $7.2 million and $4.3 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The increase in acquisition and other transaction costs was primarily related to higher personnel costs associated with the growth of our portfolio and higher noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 13.8% to $313.7 million for the nine months ended September 30, 2022 from $275.7 million for the nine months ended September 30, 2021 primarily due to growth in our average number of depreciable properties.

Hurricane-Related Charges, net

Hurricane Ian impacted certain properties primarily located in Florida, South Carolina and North Carolina, resulting in $6.1 million of hurricane-related charges, net during the nine months ended September 30, 2022. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the nine months ended September 30, 2022, the Company recognized $8.4 million in gross charges primarily related to an estimated accrual for minor repair and remediation costs, partially offset by an estimated $2.3 million of related insurance claims that we believe is probable we will recover.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the nine months ended September 30, 2022 and 2021 was $79.1 million and $36.4 million, respectively, which included $1.3 million and $0.2 million of impairment charges, respectively, related to homes classified as held for sale during each period. The increase was primarily related to an increase in properties sold as well as higher net gains from property sales, partially offset by higher impairment charges.

Other Income and Expense, net

Other income and expense, net for the nine months ended September 30, 2022 and 2021 was $6.8 million and $1.7 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Annual Report. There have been no material changes to these estimates during the nine months ended September 30, 2022.

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

Sources of Capital

We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), property dispositions and joint venture transactions. We expect to meet our operating liquidity requirements and our dividend distributions generally through cash on hand and cash provided by operations. For our acquisition and development expenditures, we expect to supplement these sources through the issuance of equity securities, including under our At-the-Market Program described below, borrowings under our credit facilities, issuances of unsecured senior notes, and proceeds from sales of single-family properties. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives including drawing on our revolving credit facility.

Our liquidity and capital resources as of September 30, 2022 included cash and cash equivalents of $97.2 million. Additionally, as of September 30, 2022, we had no outstanding borrowings under our revolving credit facility, which provides for maximum borrowings of up to $1.25 billion, of which $2.7 million was committed to outstanding letters of credit. As described below, we also have estimated net proceeds of $297.1 million available from future settlement of the January 2022 Forward Sale Agreements. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$596,788	$498,193	$98,595
Net cash used for investing activities	(1,267,654)	(1,191,461)	(76,193)
Net cash provided by financing activities	736,819	630,185	106,634
Net increase (decrease) in cash, cash equivalents and restricted cash	$65,953	$(63,083)	$129,036

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $98.6 million, or 19.8%, from $498.2 million for the nine months ended September 30, 2021 to $596.8 million for the nine months ended September 30, 2022, primarily as a result of increased cash flows generated from a larger number of occupied properties, higher rental rates and lower uncollectible rents, partially offset by higher cash outflows for property related expenses as a result of inflationary increases and growth in our portfolio.

Investing Activities

Net cash used for investing activities increased $76.2 million, or 6.4%, from $1.2 billion for the nine months ended September 30, 2021 to $1.3 billion for the nine months ended September 30, 2022. Our investing activities are most significantly impacted by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels increased $96.2 million during the nine months ended September 30, 2022. Homes acquired through our traditional acquisition channel require additional expenditures to prepare them for rental, and cash outflows for renovations to single-family properties increased $52.4 million primarily as a result of an increased volume of properties that underwent initial or property-enhancing renovations during the nine months ended September 30, 2022. Recurring and other capital expenditures for single-family properties increased $8.4 million primarily due to growth in our portfolio. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio. Net proceeds received from the sale of single-family properties and other increased $61.9 million as a result of an increased volume of properties sold and a higher average realized sales price per property during the nine months ended September 30, 2022, and we collected $34.0 million during the nine months ended September 30, 2022 from notes receivables related to property sales. Net cash inflows from unconsolidated joint ventures increased $14.7 million during the nine months ended September 30, 2022 due to the timing of contributions and distributions to and from our unconsolidated joint ventures. Cash outflows for other investing activities increased $19.1 million primarily due to investments in venture capital funds focused on proptech and decarbonization in the real estate industry during the nine months ended September 30, 2022 and a year-over-year increase in cash outflows for information technology projects. Cash outflows for deposits on land option contracts increased $10.7 million as a result of deposits made during the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities increased $106.6 million, from $630.2 million for the nine months ended September 30, 2021 to $736.8 million for the nine months ended September 30, 2022 primarily due to (i) a $343.8 million reduction in cash paid for the redemptions of perpetual preferred shares as well as an $18.6 million reduction in distributions to preferred shareholders as a result of the redemptions of our Series F perpetual preferred shares during the nine months ended September 30, 2022 and Series D and Series E perpetual preferred shares during the nine months ended September 30, 2021, (ii) a $139.6 million year-over-year increase in proceeds from unsecured senior notes, net of discount, (iii) $60.2 million of proceeds from liabilities related to consolidated land not owned during the nine months ended September 30, 2022, and (iv) a $9.8 million year-over-year decrease in financing costs paid. This increase was partially offset by (i) activity under our revolving credit facility, which resulted in $350.0 million of net cash outflows during the nine months ended September 30, 2022 compared to zero net activity during the nine months ended September 30, 2021, (ii) an $86.0 million increase in distributions paid to common share and unit holders resulting from an 80% increase in distributions paid per common share and unit, and (iii) a $31.6 million year-over-year decrease in proceeds from the issuance of Class A common shares, net of offering costs.

Unsecured Senior Notes

During the second quarter of 2022, the Operating Partnership issued $600.0 million of 3.625% unsecured senior notes with a maturity date of April 15, 2032 (the “2032 Notes”) and $300.0 million of 4.300% unsecured senior notes with a maturity date of April 15, 2052 (the “2052 Notes” and, together with the 2032 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2022. The Operating Partnership received aggregate net proceeds of $870.3 million from these issuances, after underwriting fees of approximately $6.5 million and a $23.2 million discount, and before offering costs of approximately $1.7 million. The Operating Partnership used net proceeds from this offering to repay amounts outstanding on its revolving credit facility, for the redemption of its Series F perpetual preferred shares and for general corporate purposes.

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

Class A Common Share Offering

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares which are accounted for in equity. The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. In September 2022, the Company issued and physically settled 5,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. The Company used these net proceeds to repay indebtedness under its revolving credit facility and for general corporate purposes.

As of September 30, 2022, 8,000,000 Class A common shares remained available for future settlement under the January 2022 Forward Sale Agreements. The Company expects to physically settle the remaining shares by January 20, 2023 through the delivery of the Class A common shares and expects that net proceeds will be approximately $297.1 million. The Company expects to use these net proceeds (i) to repay indebtedness it has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for general corporate purposes. Although the Company expects to physically settle, the January 2022 Forward Sale Agreements allow the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the January 2022 Forward Sale Agreements, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchasers in certain circumstances. The January 2022 Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AH4R, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the nine months ended September 30, 2022 and 2021, no shares were issued under the At-the-Market Program. As of September 30, 2022, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2022 and 2021, we did not repurchase and retire any of our Class A common shares or preferred shares. As of September 30, 2022, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Redemption of Perpetual Preferred Shares

During the second quarter of 2022, the Company redeemed all 6,200,000 shares of the outstanding 5.875% Series F perpetual preferred shares, $0.01 par value per share, for cash at the liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series F perpetual preferred units. As a result of the redemption, the Company recorded a $5.3 million allocation of income to the Series F perpetual preferred shareholders within the condensed consolidated statements of operations during the nine months ended September 30, 2022, which represents the initial liquidation value of the Series F perpetual preferred shares in excess of its carrying value as of the redemption date.

Distributions

As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. As of December 31, 2021, AH4R had a net operating loss (“NOL”) for U.S. federal income tax purposes of $25.4 million. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

During the nine months ended September 30, 2022 and 2021, the Company distributed an aggregate $229.9 million and $162.5 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to our single-family property portfolio, (4) gain or loss on early extinguishment of debt and (5) the allocation of income to our perpetual preferred shares in connection with their redemption.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$50,715	$36,869	$163,244	$87,185
Adjustments:
Noncontrolling interests in the Operating Partnership	7,464	5,869	24,119	14,012
Gain on sale and impairment of single-family properties and other, net	(24,197)	(9,572)	(79,052)	(36,401)
Adjustments for unconsolidated joint ventures	448	723	(122)	1,554
Depreciation and amortization	109,319	94,494	313,688	275,682
Less: depreciation and amortization of non-real estate assets	(3,543)	(2,894)	(9,648)	(8,287)
FFO attributable to common share and unit holders	$140,206	$125,489	$412,229	$333,745
Adjustments:
Acquisition, other transaction costs and other	4,482	3,279	18,114	11,093
Noncash share-based compensation - general and administrative	3,390	1,557	13,352	7,722
Noncash share-based compensation - property management	1,015	680	3,146	2,278
Hurricane-related charges, net	6,133	—	6,133	—
Redemption of perpetual preferred shares	—	—	5,276	15,879
Core FFO attributable to common share and unit holders	$155,226	$131,005	$458,250	$370,717
Recurring Capital Expenditures	(22,479)	(16,921)	(49,616)	(39,789)
Leasing costs	(689)	(792)	(1,868)	(2,672)
Adjusted FFO attributable to common share and unit holders	$132,058	$113,292	$406,766	$328,256

EBITDA / EBITDAre / Adjusted EBITDAre / Fully Adjusted EBITDAre

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT by adjusting EBITDA for gains and losses from sales or impairments of single-family properties and adjusting for unconsolidated partnerships and joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to our single-family property portfolio, and (4) gain or loss on early extinguishment of debt. Fully Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) Recurring Capital Expenditures and (2) leasing costs. As a portion of our homes are recently developed, acquired and/or renovated, we estimate Recurring Capital Expenditures for our entire portfolio by multiplying (a) current period actual Recurring Capital Expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$61,665	$48,501	$206,234	$149,236
Interest expense	36,254	31,097	98,622	86,630
Depreciation and amortization	109,319	94,494	313,688	275,682
EBITDA	$207,238	$174,092	$618,544	$511,548

Gain on sale and impairment of single-family properties and other, net	(24,197)	(9,572)	(79,052)	(36,401)
Adjustments for unconsolidated joint ventures	448	723	(122)	1,554
EBITDAre	$183,489	$165,243	$539,370	$476,701

Noncash share-based compensation - general and administrative	3,390	1,557	13,352	7,722
Noncash share-based compensation - property management	1,015	680	3,146	2,278
Acquisition, other transaction costs and other	4,482	3,279	18,114	11,093
Hurricane-related charges, net	6,133	—	6,133	—
Adjusted EBITDAre	$198,509	$170,759	$580,115	$497,794

Recurring Capital Expenditures	(22,479)	(16,921)	(49,616)	(39,789)
Leasing costs	(689)	(792)	(1,868)	(2,672)
Fully Adjusted EBITDAre	$175,341	$153,046	$528,631	$455,333

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the nine months ended September 30, 2022, the Company borrowed an additional $490.0 million and paid down $840.0 million on its revolving credit facility, resulting in no outstanding variable rate debt as of September 30, 2022 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

4.10
Fifth Supplemental Indenture, dated as of April 7, 2022, among American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.11	Form of Global Note representing the 2032 Notes (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.12
Sixth Supplemental Indenture, dated as of April 7, 2022, among American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.13	Form of Global Note representing the 2052 Notes (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: November 4, 2022

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: November 4, 2022