Form 10-K
period 2022-12-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2023-02-24
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
    American Homes 4 Rent Yes ☐    No ☒            American Homes 4 Rent, L.P. Yes ☐    No ☒
The aggregate market value of American Homes 4 Rent’s Class A common shares held by non-affiliates of the registrant was approximately $10.7 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2022. There is no public trading market for the common units of limited partnership interest of American Homes 4 Rent, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of American Homes 4 Rent, L.P. cannot be determined.
There were 361,138,050 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on February 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2022.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of December 31, 2022 owned approximately 87.3% of the common partnership interest in, the Operating Partnership. The remaining 12.7% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

The Company believes it is important to understand the few differences between AMH and the Operating Partnership in the context of how AMH and the Operating Partnership operate as a consolidated company. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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
ii

PART I

ITEM 1. BUSINESS

Overview

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership,” our “operating partnership” or the “OP”) is the entity through which the Company conducts substantially all of our business and owns, directly or through subsidiaries, substantially all of our assets. References to the “Company,” “we,” “our,” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. We are focused on acquiring, developing, renovating, leasing and managing single-family homes as rental properties. We commenced operations in November 2012.

AMH is the general partner of, and as of December 31, 2022 owned approximately 87.3% of the common partnership interest in, the Operating Partnership. The remaining 12.7% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

As of December 31, 2022, the Company held 58,993 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) within 21 states, including 1,115 properties classified as held for sale, and 55,605 of our total properties (excluding properties held for sale) were occupied. The Company also held an additional 2,540 properties in unconsolidated joint ventures as of December 31, 2022. We have an integrated operating platform that consists of 1,794 personnel dedicated to property management, acquisitions, development, marketing, leasing, financial and administrative functions.

We believe we have become a leader in the single-family home rental industry by aggregating a geographically diversified portfolio of high-quality single-family homes and developing into a nationally recognized brand that is well-known for quality, value and resident satisfaction and is well respected in our communities. Our goal is to simplify the experience of leasing a home and deliver peace of mind to households across the country. Our investments may be made directly or through investment vehicles with third-party investors. We began adding newly constructed “built-for-rental” single-family properties to our portfolio in 2017 through our internal “AMH Development Program” and through acquisitions from third-party developers via our “National Builder Program.” Our objective is to generate attractive, risk-adjusted returns for our shareholders through dividends and capital appreciation.

We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws for each of our taxable years commencing with our taxable year ended December 31, 2012 through the current taxable year ended December 31, 2022. We expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2023 and subsequent taxable years.

We believe that the Operating Partnership is properly treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to U.S. federal income tax on our income. Instead, each of the Operating Partnership’s partners, including AMH, is allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. As such, no provision for U.S. federal income taxes has been included for the Operating Partnership.

Our principal executive office is located at 280 Pilot Road, Las Vegas, Nevada 89119. Our main telephone number is (702) 847-7800. Our website address is www.amh.com. The information contained on our website is not part of or incorporated by reference in this report.

Our Business and Growth Strategies

Our primary objective is to generate attractive risk-adjusted returns for our shareholders through dividends and capital appreciation by acquiring, developing, renovating, leasing and managing single-family homes as rental properties. We believe we can achieve this objective by pursuing the following strategies:

•Employ a disciplined property acquisition process. We have an established acquisition and renovation platform to source properties through a variety of traditional acquisition channels, including broker sales via the multiple listing service (“MLS”) and bulk portfolio sales. We focus on homes with a number of key property characteristics, including: (i) construction after the year 2000; (ii) three or more bedrooms; (iii) two or more bathrooms; (iv) a range of $250,000 estimated minimum valuation to $600,000 maximum bid price; and (v) estimated renovation costs in line with our targeted program parameters. Our target areas have above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation. Not all of the homes we acquire through traditional channels meet all of these criteria, especially if acquired as part of a bulk purchase. In addition to our traditional MLS acquisition channel, we continue to acquire newly constructed homes from third-party developers through our National Builder Program.

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

•Maintain a geographically diversified portfolio.  We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular market. We currently are focusing on developing and acquiring single-family homes in select submarkets of MSAs. We continually evaluate potential new markets where we may invest and establish operations as opportunities emerge. We select our markets based on steady population growth and strong rental demand, providing for attractive potential yields and capital appreciation.

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

•Establish a nationally recognized brand.  We recently unveiled a new corporate brand identity in January 2023. The simplified name of “AMH” and reimagined look and feel represent a commitment to continued innovation, as well as to the company’s original purpose and leadership in powering a better future for American housing. This branding leverages the company’s rich heritage, people-first employer culture and an industry leading sustainability program. We continue to strive toward establishing “AMH” as a nationally recognized brand because we believe that establishing a brand well-known for quality, value and resident satisfaction will help attract and retain residents and qualified personnel, as well as support higher rental rates. We believe that creating brand awareness will facilitate the growth and success of our company. We have established a toll-free number serviced by our call center and a website to provide a direct portal to reach potential residents and to drive our brand presence. We believe our brand has gained recognition within a number of our markets.

•Optimize capital structure.  We may use leverage to increase potential returns to our shareholders, but we will seek to maintain a conservative and flexible balance sheet. We have obtained capital through the issuance of equity securities, the use of unsecured credit facilities, the issuance of unsecured senior notes, preferred shares, and through asset-backed securitization transactions completed during 2014 and 2015. We also participate in investment vehicles with third-party investors as an alternative source of equity to grow our business. Our executive officers have substantial experience organizing and managing investment vehicles with third-party investors.

Our Business Activities

Property Development, Acquisition, Renovation, Leasing and Property Management

•Property Development.  We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program and acquiring newly constructed homes from third-party developers through our National Builder Program in target markets in select submarkets of MSAs. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the availability of suitable land assets and the nature of each lot acquired. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

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

We also utilize land banking arrangements as a method of acquiring land to help us manage the financial and market risk associated with land holdings. These land banking arrangements generally require us to pay non-refundable deposits, which can vary by transaction, and provide us the option to acquire the land or finished lots, typically at pre-determined prices. In certain arrangements, we make improvements to the underlying land during the option period.

•Property Acquisition.  We have a disciplined acquisition platform that is capable of deploying large amounts of capital across all acquisition channels and in multiple markets simultaneously. Our acquisition process begins with an analysis of housing markets. Target markets are selected based on steady population growth and strong rental demand, providing for attractive potential yields and potential capital appreciation. Our target markets currently include select submarkets of MSAs. Within our target markets, our system allows us to screen broadly and rapidly for potential acquisitions and is designed to identify highly targeted submarkets at the neighborhood and street levels.

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

•Property Renovation.  We have a team of dedicated personnel to oversee the renovation process for homes added through traditional acquisition channels. This team focuses on maximizing the benefit of our investment in property renovation. Once a home is acquired, if it is not occupied, we promptly begin the renovation process, during which the property is thoroughly evaluated. Any resulting work is presented for bid to approved contractors, which we maintain in each of our markets. We have negotiated quantity discounts in each of our markets for products that we regularly use during the renovation process, such as paint, window blinds and flooring. By establishing and enforcing best practices and quality consistency, we believe that we are able to reduce the costs of both materials and labor.

We have found that a rapid response to renovating our homes improves our relationship with the local communities and homeowners’ associations (“HOAs”), enhancing the “AMH” brand recognition and loyalty. On average, it has taken approximately 20 to 90 days to complete the renovation process, which will fluctuate based on our overall acquisition volume as well as availability of construction labor and materials. Properties are typically leased approximately 20 to 40 days after completing the renovation process. If a home that is acquired remains occupied, the renovation process may be postponed. However, an assessment is made of potential renovation work that must be addressed once the property can be accessed.

•Property Management.  We have developed an extensive internal property management infrastructure, with modern systems, dedicated personnel and local offices. We directly manage all of our properties, including those held in our unconsolidated joint ventures, without the engagement of a third-party manager.

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

Prospective tenants are evaluated in a standardized manner. Our application and evaluation process includes obtaining appropriate identification, a thorough evaluation of credit and household income and a review of the applicant’s rental history. Although we require a minimum household credit score and income to rent ratio, all factors are taken into consideration during the tenant evaluation process, including an emphasis on rental payment history. On average, household credit scores and income to rent ratios of approved applicants are significantly in excess of our minimum requirements. We collect the majority of rent electronically via Automated Clearing House transfer or direct debit to the tenant’s checking account via a secure tenant portal on our website. An auto-pay feature is offered to facilitate rent payment. Tenants’ charges and payment history are available to tenants online through the tenant portal. Tenants who do not pay rent by the late payment date (typically within five calendar days of the due date) will receive notification and are assessed a late fee, in jurisdictions where allowable. Eviction is a last resort, and the eviction process is managed in compliance with local and state regulations. The eviction process is documented through a property management system with all correspondence and documentation stored electronically.

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

Insurance

We maintain property, liability and corporate level insurance coverage related to our business, including crime and fidelity, property management errors and omissions, trustees’ and officers’ errors and omissions, cyber liability, employment practice liability and workers’ compensation. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to substantial deductibles and carve-outs, and we will be self-insured up to the amount of such deductibles and carve-outs. We have a wholly owned captive insurance company, American Dream Insurance, LLC, which provides general liability insurance coverage for losses below the deductible under our third-party liability insurance policy. We created

American Dream Insurance, LLC as part of our overall risk management program and to stabilize our insurance costs, manage exposure and recoup expenses through the functions of the captive program.

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

Competition and Trends in Market Demand

We face competition from different sources in each of our two primary activities: developing/acquiring properties and renting our properties. We believe our primary competitors in acquiring our target properties through individual acquisitions are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios of properties or land assets include large and small private equity investors, public and private REITs, other sizeable private institutional investors and other homebuilders. These same competitors may also compete with us for tenants. Competition may increase the prices for properties and land that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our acquisition platform, our extensive in-house property management infrastructure and market knowledge in markets that meet our selection criteria provide us with competitive advantages. Further, we have benefited from increases in long-term demand primarily due to households accelerating decisions to leave city centers and apartments for suburban, detached single-family homes as well as recent increases in mortgage rates which has made home ownership more expensive. The work-from-home proliferation has continued to drive further demand for larger living spaces and the increase in mortgage rates has made renting a single-family home more attractive and we expect these trends to continue into 2023. However, if more companies begin to require a return to in-person or hybrid work arrangements or mortgage rates decline, demand for our single-family rental homes may be impacted. In addition to these recent trends, we also believe the persistent national housing shortage and the progression of the millennial demographic into “family formation” years will continue to drive long-term demand for our single-family rental homes.

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

Residential Housing Legislation and Regulations

Various legislative and regulatory bodies have been focused on the shortage of residential housing in the U.S. and significant increases in the cost of housing. There has been vigorous and continuing political debate and discussion, which we participate in, with respect to residential housing laws and regulations. We cannot be certain if or when any specific proposal or policy might be announced or adopted by governmental authorities, and, if so, what the effects on us may be.

REIT Qualification

AMH has elected to be taxed as a REIT commencing with our first taxable year ended December 31, 2012. Our qualification as a REIT, and maintenance of such qualification, depends upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distributions to our shareholders and the concentration of ownership of our equity shares. We believe that, commencing with our initial taxable year ended December 31, 2012, we have been organized in conformity with the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we currently distribute to our shareholders, but taxable income generated by any of our taxable REIT subsidiaries (our “TRS”) will be subject to U.S. federal, state and local income tax. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they generally distribute annually at least 90% of their REIT taxable income, determined without regard to the dividends paid deduction and any net capital gains to their shareholders. If AMH fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Even if AMH qualifies as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income.

Human Capital Management

As of December 31, 2022, we had 1,794 dedicated personnel. None of our personnel are covered by a collective bargaining agreement. Our success depends on our employees providing quality service to our residents. This requires us to attract, retain and grow a skilled and diverse workforce to design and maintain high quality homes. We are committed to creating and maintaining a great place to work with an inclusive culture, competitive benefits, and opportunities for training and growth. Our commitment to human capital development is a focus of not just our senior management, but also our board of trustees. The Human Capital and Compensation Committee of the board of trustees oversees our company’s human capital programs and policies, including with respect to employee retention and development, and regularly meets with senior management to discuss these issues.

Employee Engagement

We recognize employee engagement as a critical factor to our success. We have developed programs designed to attract and retain our talent, and to identify ways to increase employee engagement and satisfaction across the organization. To help build a positive culture and employee experience, each year we appoint members to our company’s Employee Council. This council, led by members of senior management, provides participants with a unique forum to provide feedback from all levels in the organization. In 2022, we launched six Employee Resource Groups (“ERGs”). These ERGs represent safe spaces designed to provide networking opportunities, raise cultural awareness, promote trust, support development, and foster allyship across our organization. Partnering with a third-party engagement survey company, we also periodically survey all employees to measure and assess employee satisfaction. All feedback is anonymous and aggregated in a secure system for analysis.

Another important part of engagement is compensating our employees competitively and providing an attractive benefits package. All full-time employees are eligible for our benefits package including healthcare insurance, a 401(k) retirement plan, an employee stock purchase plan, a tuition reimbursement plan, paid time off and our employee wellness programs.

During the year ended December 31, 2022, employee turnover was 33.5%.

Diversity, Equity and Inclusion

We champion inclusion and diversity and embrace Valuing Differences as one of our company’s core philosophies. A two-part “Valuing Differences” training series is mandatory for all employees, the first part to be completed within an employee’s first six months of service. In 2022, our employees participated in 2,210 hours of total diversity, equity and inclusion training. Our Human Resources department routinely monitors diversity in all employment decisions, including but not limited to hiring and promotions. The data in the table below reflects our employee diversity as of December 31, 2022. We believe that women and minority representation is enhanced through our ongoing human capital programs.

	Women	Minorities (1)	Undeclared Race
Employees	43%	41%	12%
Management positions	41%	29%	16%
Senior leadership of VP or above	25%	30%	8%
(1)Minorities percentage is calculated as the number of employees that declared a minority race divided by total employees (which includes employees who did not declare any race) as of December 31, 2022.

Training and Development

We provide training designed to meet the business and technical skills necessary for our employees to succeed in their roles and to advance their careers in our company. We provide leadership development training to support our managers and executives and to complement our succession planning efforts. We provided approximately 92,000 hours of training to employees, an average of 51 hours per employee, during the year ended December 31, 2022. Meetings with our District and Regional Managers held throughout the year are intentional opportunities to focus on our employee’s leadership and development.

Workplace Safety

The health and safety of our employees is a top priority. We have implemented company-wide policies that address occupational health and safety concerns, and offer programs that address these topics. We provide annual safety training for all employees and every employee in a safety-sensitive position is required to complete additional relevant training. Our OSHA Recordable Incident Rate for 2022 was 2.4, which continues to be below the national average rate and in line with our historical average rate and demonstrates our commitment to maintaining a safe and healthy environment.

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

Available Information

Our website address is www.amh.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the report with or furnish it to the Securities and Exchange Commission (“SEC”). This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, AMH, 280 Pilot Road, Las Vegas, Nevada 89119. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of the Audit Committee, Human Capital and Compensation Committee and Nominating and Corporate Governance Committee of the Company’s board of trustees. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. The information contained on our website shall not be deemed to be incorporated by reference into this or any other report we file with, or furnish to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Most of the expenses associated with our business, such as repairs and maintenance costs, real estate taxes, HOA fees, insurance, utilities, personal and ad valorem taxes, employee wages and benefits and other general corporate expenses, are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and will require a significant amount of ongoing capital expenditures. Our expenses and ongoing capital expenditures also will be affected by inflationary increases, and certain of our cost increases may exceed the rate of inflation in any given period. By contrast, our rental income is affected by many factors beyond our control such as the availability of alternative rental housing and economic conditions in our target markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property. As a result, we may not be able to fully offset rising costs and capital spending by raising rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

High inflation could adversely affect our operating results.

Inflation has significantly increased since the start of 2021 and continues to remain at elevated levels compared to recent years. Inflationary pressures have increased our direct and indirect operating and development costs, including for labor at the corporate, property management and development levels, third-party contractors and vendors, building materials, insurance, transportation and taxes. Although our leases permit some price increases to be charged back to our tenants, such as with increased energy prices, to the extent we are unable to offset these cost increases through higher rents or other measures, our operating results will be adversely affected. Our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of tenant defaults and harm our operating results.

The loss of key management and staff could materially and adversely affect us.

We rely on our key management and staff to carry out our business and to execute on our strategic plan. We face intense competition for retaining and hiring skilled employees, particularly with respect to our development activities. The loss of the services of key management and staff, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. In addition, the costs of retaining skilled management and staff could reduce our profitability.

Our investments are, and are expected to continue to be, concentrated in single-family properties and we have a significant number of properties in certain geographic markets, which exposes us to significant risks if there are adverse conditions in our sector or our key markets.

Our investments are, and are expected to continue to be, concentrated in single-family properties. In addition, our strategy is to concentrate our properties in select geographic markets that we believe favor future growth in rents and valuations. For example, 58.7% of our properties are located in Atlanta, GA, Dallas-Fort Worth, TX, Charlotte, NC, Phoenix, AZ, Nashville, TN, Indianapolis, IN, Houston, TX, Jacksonville, FL, Tampa, FL and Raleigh, NC. A downturn or slowdown in the rental demand for single-family housing generally, or in our target markets specifically, caused by adverse economic, regulatory or environmental conditions, or other events, would have a greater impact on our operating results than if we had more diversified investments. Similarly, given our geographic concentrations, a natural disaster, such as an earthquake, tornado, hurricane, flood or wildfire in one of our key markets could have a significant negative effect on our financial condition and results of operations.

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

Our success depends on us attracting and retaining quality tenants.

We depend on rental income for substantially all of our revenues, and to succeed we must attract and retain qualified tenants. We face competition for quality tenants from other lessors of single-family properties, apartment buildings and condominium units, and the continuing development of single-family properties, apartment buildings and condominium units in many of our markets increases the supply of housing and exacerbates competition for tenants. Competing properties may be newer, better located and more attractive to tenants, or may be offered at more attractive rents. Additionally, some competing housing options, like home ownerships, may qualify for government subsidies or other incentives that may make such options more affordable and therefore more attractive than renting our properties. These competitive factors will impact our occupancy and the rents we can charge. If we are not effective at leasing our properties to quality tenants, a significant number of our tenants may fail to meet their lease obligations or fail to renew their leases. Damage to our properties caused by tenants may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property.

Bulk portfolio acquisitions subject us to the risk of acquiring properties that do not fit our target investment criteria and may be costly or time consuming to divest, which may adversely affect our operating results.

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

We attempt to ensure that our properties are adequately insured to cover casualty losses. However, many of the policies covering casualty losses may be subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of the deductibles and carveouts. There are also some losses, including losses from floods, windstorms, fires, earthquakes, hurricanes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not practical to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. If we incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect our financial condition, operating results, cash flows and ability to make distributions. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

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

If our confidential information is compromised or corrupted, including as a result of a cybersecurity breach, our business operations and reputation could be damaged, which could adversely affect our financial condition and operating results.

We have been and will in the future be subject to third party attempts to gain unauthorized access to our systems in order to disrupt operations, corrupt data or steal confidential information, including information regarding our residents, prospective tenants, and employees. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers in our branch offices and on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Notwithstanding our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third-party vendors with which we do business are vulnerable to damage from any number of sources. We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts or other scams. These attacks may also originate from persons inside our organization and persons/vendors with access to our systems. Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Even the most well-protected information systems remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected, and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures and thus it is impossible for us to entirely mitigate this risk.

We address potential breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures intended to protect the confidentiality and security of this information including, among others: (a) engaging reputable, recognized firms to help us design and maintain our information technology and data security stems; (b) conducting periodic testing and verification of information and data security systems, including performing ethical hacks of our systems to discover where any vulnerabilities may exist; and (c) providing periodic employee awareness training around phishing and other scams, malware and other cyber risks. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches. However, there can be no assurance that these measures will prevent a cyber incident or that our cyber risk insurance coverage will be sufficient in the event of a cyber-attack. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, the loss of our residents, disruption to our operations and the services we provide to residents or damage our reputation, any of which could adversely affect our financial condition and operating results. As of December 31, 2022, we have not had any material incidences involving cybersecurity attacks.

HOA rules and restrictions subject us to increased costs and restrict our business operations.

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

Government investigations or legal proceedings brought by governmental authorities may result in significant costs and expenses and reputational harm and may divert resources from our operations.

We are subject to new and changing legislation and regulations, including the Fair Housing Act, legislation and regulation relating to residential housing, and environmental regulations. From time to time, we are subject to government inquiries and investigations and legal proceedings brought by governmental authorities. These inquiries, investigations and any related legal proceedings may result in significant costs and expenses, including legal fees, and divert management attention and company resources from our operations and execution of our business strategy. If any such proceedings are resolved adversely, governmental agencies could impose damages and fines, and may issue injunctions, cease and desist orders, bars on serving as a public company officer or director and other equitable remedies against us or our directors and officers. The financial costs could be in excess of our insurance coverage or not be covered by our insurance coverage. Any governmental legal proceeding, whether or not resolved adversely, could also negatively impact our reputation.

Recent significant increases in interest rates could adversely impact us and our tenants.

In response to high inflation the Federal Reserve significantly increased the benchmark federal funds rate during 2022 and has signaled its intention to continue with additional increases in 2023. These actions have significantly increased interest rates. These increases have significantly increased our cost of new debt or preferred capital, increased the borrowing costs under our credit facility, and have adversely impacted the relative attractiveness of the dividend yield on our common shares. Increases in our cost of capital impact our assessment of the yields we consider appropriate to support pursuing property acquisition and development opportunities and thus can impact our external growth prospects. The degree and pace of these changes have had and may continue to have adverse macroeconomic effects that have and may continue to have adverse impacts on our tenants, including as a result of economic recession, increased unemployment, and increased financing costs. For more information on interest rate risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

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

A pandemic, including the ongoing COVID-19 pandemic, and measures intended to prevent its spread, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

A pandemic, such as the ongoing COVID-19 pandemic, and emergence of new variants could negatively impact the global economy, disrupt financial markets and international trade, and result in varying unemployment levels, all of which could negatively impact our business, results of operations, cash flows, and financial condition. Pandemic outbreaks could lead (and the current outbreak of COVID-19 has led) governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate its spread, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures, quarantine orders, and orders not allowing the collection of rents, rent increases, or eviction of non-paying tenants.

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

We have been and may continue to be adversely impacted by the direct consequences of climate change, such as property damage due to increases in the frequency, duration and severity of extreme weather events, such as hurricanes and floods. Similarly, changes in precipitation levels could lead to increases in droughts or wildfires that could adversely impact demand for our communities. The increases in property damage due to these events have also contributed to the increases in costs we have faced in property insurance. The ongoing transition to non-carbon based energy also presents certain risks for us and our tenants, including macroeconomic risks related to high energy costs and energy shortages, among other things. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in delays and increased costs to complete our development projects and increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, and, as a result, adversely impact our financial results and operations. We also face investor-related climate risks. Investors are increasingly taking into account environmental, social, and governance factors, including climate risks, in determining whether to invest in companies. Our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

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

Risks Related to Our Ownership, Organization and Structure

AMH’s fiduciary duties as the general partner of the Operating Partnership could create conflicts of interest, which may impede business decisions that could benefit our shareholders.

As the sole general partner of the Operating Partnership, AMH has a fiduciary duty to the other limited partners in the Operating Partnership, which may conflict with the interests of the Company’s shareholders. The limited partners of the Operating Partnership have agreed that, in the event of a conflict in the fiduciary duties owed by AMH to the Company’s shareholders and in AMH’s capacity as the general partner of the Operating Partnership to such limited partner, AMH is under no obligation to give priority to the interests of such limited partner. In addition, the limited partners have the right to vote on certain amendments to the Agreement of Limited Partnership of the Operating Partnership and to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of the Company’s shareholders.

Our senior management, trustees and their affiliates may have significant voting influence due to their stock ownership.

Members of the Company’s senior management, trustees and their affiliates collectively hold significant amounts of the Company’s Class A common shares, entitled to one vote each, and Class B common shares, entitled to 50 votes each and which convert into Class A common shares on a one for one basis for every 49 partnership units converted, and Class A units in the Operating Partnership, which are nonvoting. This structure was put in place when the Company was organized to provide voting rights to holders of units in the Operating Partnership corresponding with their equity ownership. All members of the Company’s senior management, trustees and their affiliates collectively hold Class A common shares or Class B common shares that represent approximately 20.1% of the current voting power of the Company as of December 31, 2022. Assuming the conversion of all of the Class A units held by these individuals into Class A common shares, they would own approximately 29.4% of the voting power of the Company based on the Company’s outstanding common shares as of December 31, 2022. The Hughes Family and affiliates own all of the Class B common shares and, together with the Class A common shares they own, hold 19.9% of the voting power of the Company. Our senior management, trustees and affiliates have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of the Company’s shareholders, including electing trustees, changing the Company’s charter documents and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under the Code, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS may only be carried forward and may only be deducted against 80% of future taxable income in the TRS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table summarizes certain key single-family properties metrics as of December 31, 2022:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,805	10.0%	$1,256.1	10.2%	$216,381	2,167	17.1	2016
Dallas-Fort Worth, TX	4,224	7.3%	735.7	6.0%	174,165	2,108	18.5	2014
Charlotte, NC	3,962	6.8%	837.2	6.8%	211,311	2,105	17.5	2015
Phoenix, AZ	3,405	5.9%	711.9	5.8%	209,085	1,838	18.6	2015
Nashville, TN	3,238	5.6%	775.8	6.3%	239,592	2,110	15.7	2016
Indianapolis, IN	2,910	5.0%	499.4	4.1%	171,612	1,930	19.9	2014
Houston, TX	2,642	4.6%	465.1	3.8%	176,023	2,095	17.0	2014
Jacksonville, FL	2,891	5.0%	602.9	4.9%	208,527	1,931	14.5	2016
Tampa, FL	2,729	4.7%	602.7	4.9%	220,833	1,939	15.5	2016
Raleigh, NC	2,177	3.8%	429.2	3.5%	197,136	1,889	16.9	2015
Columbus, OH	2,110	3.6%	397.3	3.2%	188,290	1,869	20.6	2015
Cincinnati, OH	2,131	3.7%	414.1	3.4%	194,337	1,844	20.0	2014
Orlando, FL	1,867	3.2%	379.1	3.1%	203,033	1,897	19.3	2015
Salt Lake City, UT	1,908	3.3%	575.9	4.7%	301,837	2,242	16.3	2016
Greater Chicago area, IL and IN	1,611	2.8%	304.3	2.5%	188,859	1,869	21.3	2013
Las Vegas, NV	1,854	3.2%	493.2	4.0%	266,016	1,908	13.0	2016
Charleston, SC	1,524	2.6%	345.7	2.8%	226,808	1,963	12.1	2017
San Antonio, TX	1,325	2.3%	258.1	2.1%	194,760	1,933	14.2	2015
Seattle, WA	1,141	2.0%	369.9	3.0%	324,227	1,996	13.0	2017
Savannah/Hilton Head, SC	1,042	1.8%	216.6	1.8%	207,830	1,889	14.2	2016
All Other (2)	7,382	12.8%	1,654.9	13.1%	224,184	1,902	17.1	2015
Total/Average	57,878	100.0%	$12,325.1	100.0%	$212,950	1,989	17.1	2015
(1)Excludes 1,115 single-family properties held for sale as of December 31, 2022.
(2)Represents 15 markets in 13 states.

For details on material encumbrances on our properties, see “Schedule III—Real Estate and Accumulated Depreciation” included in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

Property and Management

We own commercial real estate in Las Vegas, Nevada, which serves as our principal executive offices. We also lease commercial office space in Calabasas, California, where certain corporate functions are located, as well as an additional 27 locations in 16 states for other operational and development personnel.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common shares have traded on the New York Stock Exchange (“NYSE”) under the symbol “AMH” since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. On February 22, 2023, the last reported sales price per share of our Class A common shares was $32.86. The Company’s Class B common shares and the Operating Partnership’s Class A units are not publicly traded.

Shareholders / Unitholders

As of the close of business on February 22, 2023, there were 26 holders of record of the Company’s Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees), one shareholder of record of the Company’s Class B common shares and 11 holders of record of the Operating Partnership’s Class A units (including AMH’s general partnership interest).

Distributions

The Company’s board of trustees declared total distributions of $0.72 and $0.40 per Class A and Class B common share during the years ended December 31, 2022 and 2021, respectively. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of the Company’s board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code; utilization of AMH’s net operating loss (“NOL”) carryforwards; and such other factors as the Company’s board of trustees deems relevant. To maintain our qualification as a REIT, AMH must generally make annual distributions to our shareholders of at least 90% of our REIT taxable income for the current taxable year, determined without regard to deductions for dividends paid and any net capital gains. AMH intends to use its NOL (to the extent available) to reduce AMH’s REIT taxable income and to pay quarterly distributions to our shareholders, and the Operating Partnership intends to pay quarterly distributions to the Operating Partnership’s unitholders, including AMH, which distributions, in the aggregate, approximately equal or exceed AMH’s net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have first paid all cumulative distributions on our Series G and Series H perpetual preferred shares. The distribution preference of our Series G and Series H perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares.    The following table displays the estimated income tax treatment of distributions on our Class A and Class B common shares and Series D, Series E, Series F, Series G and Series H perpetual preferred shares for the years ended December 31, 2022 and 2021:

	2022				2021
	Ordinary dividend income (1)	Qualified dividend income	Capital gains (2)(3)(4)	Total	Ordinary dividend income (1)	Qualified dividend income	Capital gains (2)(3)(4)	Total
Common Shares	52.6%	—%	47.4%	100.0%	73.1%	0.7%	26.2%	100.0%
Perpetual Preferred Shares:
Series D	—%	—%	—%	—%	73.1%	0.7%	26.2%	100.0%
Series E	—%	—%	—%	—%	73.1%	0.7%	26.2%	100.0%
Series F	52.6%	—%	47.4%	100.0%	73.1%	0.7%	26.2%	100.0%
Series G	52.6%	—%	47.4%	100.0%	73.1%	0.7%	26.2%	100.0%
Series H	52.6%	—%	47.4%	100.0%	73.1%	0.7%	26.2%	100.0%
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
(3)Pursuant to Treasury Regulation §1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends reported on Form 1099-DIV, Box 2a, Total Capital Gain Distributions for purposes of IRC Section 1061. IRC Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2022 and 2021 distributions, since all capital gain distributions relate to IRC Section 1231 gains. Shareholders should consult with their tax advisors to determine whether IRC Section 1061 applies to their capital gain distributions.
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

The following graph compares the cumulative total return on our Class A common shares from December 31, 2017 to the NYSE closing price per share on December 31, 2022, with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on December 31, 2017, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among AMH, the S&P 500 Index and the MSCI U.S. REIT Index

Index Value
225
200
175
150
125
100
75
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
AMH
S&P 500
MSCI U.S. REIT

The following table provides the same information in tabular form:

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
AMH	$100.00	$91.77	$122.16	$140.83	$206.89	$145.98
S&P 500	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
MSCI U.S. REIT	$100.00	$95.49	$120.21	$111.18	$159.08	$120.09

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

This section of this Form 10-K generally discusses the years ended December 31, 2022 and 2021. A discussion of the year ended December 31, 2020 is available at Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a Maryland REIT focused on acquiring, developing, renovating, leasing and managing single-family homes as rental properties. The Operating Partnership is the entity through which we conduct substantially all of our business and own, directly or through subsidiaries, substantially all of our assets. We commenced operations in November 2012 and we have elected to be taxed as a REIT.

As of December 31, 2022, we owned 58,993 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 21 states, including 1,115 properties held for sale, compared to 57,024 single-family properties in 22 states, including 659 properties held for sale, as of December 31, 2021. As of December 31, 2022, 55,605 of our total properties (excluding properties held for sale) were occupied, compared to 53,637 of our total properties (excluding properties held for sale) as of December 31, 2021. Also, as of December 31, 2022, the Company had an additional 2,540 properties held in unconsolidated joint ventures, compared to 1,942 properties held in unconsolidated joint ventures as of December 31, 2021. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of December 31, 2022:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,805	10.0%	$1,256.1	10.2%	$216,381	2,167	17.1	2016
Dallas-Fort Worth, TX	4,224	7.3%	735.7	6.0%	174,165	2,108	18.5	2014
Charlotte, NC	3,962	6.8%	837.2	6.8%	211,311	2,105	17.5	2015
Phoenix, AZ	3,405	5.9%	711.9	5.8%	209,085	1,838	18.6	2015
Nashville, TN	3,238	5.6%	775.8	6.3%	239,592	2,110	15.7	2016
Indianapolis, IN	2,910	5.0%	499.4	4.1%	171,612	1,930	19.9	2014
Houston, TX	2,642	4.6%	465.1	3.8%	176,023	2,095	17.0	2014
Jacksonville, FL	2,891	5.0%	602.9	4.9%	208,527	1,931	14.5	2016
Tampa, FL	2,729	4.7%	602.7	4.9%	220,833	1,939	15.5	2016
Raleigh, NC	2,177	3.8%	429.2	3.5%	197,136	1,889	16.9	2015
Columbus, OH	2,110	3.6%	397.3	3.2%	188,290	1,869	20.6	2015
Cincinnati, OH	2,131	3.7%	414.1	3.4%	194,337	1,844	20.0	2014
Orlando, FL	1,867	3.2%	379.1	3.1%	203,033	1,897	19.3	2015
Salt Lake City, UT	1,908	3.3%	575.9	4.7%	301,837	2,242	16.3	2016
Greater Chicago area, IL and IN	1,611	2.8%	304.3	2.5%	188,859	1,869	21.3	2013
Las Vegas, NV	1,854	3.2%	493.2	4.0%	266,016	1,908	13.0	2016
Charleston, SC	1,524	2.6%	345.7	2.8%	226,808	1,963	12.1	2017
San Antonio, TX	1,325	2.3%	258.1	2.1%	194,760	1,933	14.2	2015
Seattle, WA	1,141	2.0%	369.9	3.0%	324,227	1,996	13.0	2017
Savannah/Hilton Head, SC	1,042	1.8%	216.6	1.8%	207,830	1,889	14.2	2016
All Other (2)	7,382	12.8%	1,654.9	13.1%	224,184	1,902	17.1	2015
Total/Average	57,878	100.0%	$12,325.1	100.0%	$212,950	1,989	17.1	2015
(1)Excludes 1,115 single-family properties held for sale as of December 31, 2022.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of December 31, 2022:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	96.0%	$2,014	12.0	6.1	9.7%
Dallas-Fort Worth, TX	96.7%	2,069	12.0	6.2	7.4%
Charlotte, NC	96.6%	1,930	12.2	6.3	8.3%
Phoenix, AZ	94.9%	1,938	12.0	6.1	9.6%
Nashville, TN	95.8%	2,104	12.0	6.4	8.9%
Indianapolis, IN	95.0%	1,714	12.1	6.2	5.4%
Houston, TX	96.7%	1,883	12.0	6.3	5.5%
Jacksonville, FL	95.8%	1,981	12.0	6.6	8.2%
Tampa, FL	97.3%	2,122	12.0	6.3	10.3%
Raleigh, NC	96.4%	1,827	12.1	5.9	9.1%
Columbus, OH	96.2%	1,962	12.0	6.1	6.9%
Cincinnati, OH	96.0%	1,918	12.0	6.3	6.8%
Orlando, FL	96.2%	2,053	12.0	6.3	9.9%
Salt Lake City, UT	95.8%	2,247	12.0	5.9	8.2%
Greater Chicago area, IL and IN	97.9%	2,201	12.2	6.2	7.3%
Las Vegas, NV	91.5%	2,070	12.0	6.4	7.4%
Charleston, SC	97.0%	2,062	12.0	6.2	7.8%
San Antonio, TX	94.0%	1,859	12.0	6.0	5.3%
Seattle, WA	93.8%	2,496	12.0	5.5	7.8%
Savannah/Hilton Head, SC	96.9%	1,935	12.0	6.5	9.3%
All Other (6)	94.7%	1,988	12.0	6.3	7.9%
Total/Average	95.8%	$2,001	12.0	6.2	8.1%
(1)Excludes 1,115 single-family properties held for sale as of December 31, 2022.
(2)For the year ended December 31, 2022, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the year ended December 31, 2022, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the year, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the year ended December 31, 2022, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. Recently, we have strategically scaled back acquisitions through our National Builder Program and traditional acquisition channel as the housing market adjusts to the current macroeconomic environment. We anticipate beginning to grow in these acquisition channels when the housing and capital markets stabilize. During the year ended December 31, 2022, we developed or acquired 2,958 homes, including 1,320 newly constructed homes delivered through our AMH Development Program, 1,438 homes acquired through our National Builder Program and traditional acquisition channel and 200 homes acquired in a bulk transaction from an unconsolidated joint venture, partially offset by 989 homes sold to third parties or contributed to an unconsolidated joint venture. During the year ended December 31, 2022, we also developed an additional 863 newly constructed properties which were delivered to our unconsolidated joint ventures, aggregating to 2,183 total program deliveries through our AMH Development Program.

Our properties held for sale were identified based on submarket analysis, as well as individual property-level operational review. As of December 31, 2022 and 2021, there were 1,115 and 659 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 8.0% for the year ended December 31, 2022 and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 27.7% and 29.6% during the years ended December 31, 2022 and 2021, respectively.

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

Property Management Expenses

As we internally manage our portfolio of single-family properties through our proprietary property management platform, we incur costs such as salary expenses for property management personnel, lease expenses and operating costs for property management offices and technology expenses for maintaining as well as enhancing our property management platform. As part of developing our property management platform, we continue to make significant investments in our personnel, infrastructure, systems and technology that will impact expenses based on investment programs during the year. We believe that these investments will enable our property management platform to become more efficient over time, especially as our portfolio grows. Also included in property management expenses is noncash share-based compensation expense related to centralized and field property management employees.

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

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expenses, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. In addition, we also continue to make corporate level investments to support certain initiatives which will impact expenses based on given investment programs during the year. Also included in general and administrative expense is noncash share-based compensation expense related to corporate administrative employees.

Results of Operations

Net income totaled $310.0 million for the year ended December 31, 2022, compared to $210.6 million for the year ended December 31, 2021. This increase was primarily due to a larger number of occupied properties resulting from growth in the Company’s portfolio, higher rental rates and lower uncollectible rents, as well as higher net gains on property sales, partially offset by $6.1 million of hurricane-related charges, net in the year ended December 31, 2022.

As we continue to grow our portfolio with a portion of our homes still recently developed, acquired and/or renovated, we distinguish our portfolio of homes between Same-Home properties and Non-Same-Home and Other properties in evaluating our operating performance. We classify a property as Same-Home if it has been stabilized longer than 90 days prior to the beginning of the earliest period presented under comparison and if it has not been classified as held for sale, identified for future sale, or experienced a casualty loss, which allows the performance of these properties to be compared between periods. Single-family properties that we acquire individually (i.e., not through a bulk purchase) are classified as either stabilized or non-stabilized. A property is classified as stabilized once it has been renovated by the Company or newly constructed and then initially leased or available for rent for a period greater than 90 days. Properties acquired through a bulk purchase are first considered non-stabilized, as an entire group, until (1) we have owned them for an adequate period of time to allow for complete on-boarding to our operating platform, and (2) a substantial portion of the properties have experienced tenant turnover at least once under our ownership, providing the opportunity for renovations and improvements to meet our property standards. After such time has passed, properties acquired through a bulk purchase are then evaluated on an individual property basis under our standard stabilization criteria. All other properties, including those classified as held for sale or taken out of service as a result of a casualty loss, are classified as Non-Same-Home and Other.

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

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The following table presents a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the years ended December 31, 2022 and 2021 (amounts in thousands):

	For the Year Ended December 31, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,054,675		$222,317		$1,276,992
Fees from single-family properties	21,214		5,774		26,988
Bad debt	(11,140)		(4,912)		(16,052)
Core revenues	1,064,749		223,179		1,287,928

Property tax expense	179,726	16.9%	37,858	17.0%	217,584	16.9%
HOA fees, net (2)	19,409	1.8%	4,540	2.0%	23,949	1.9%
R&M and turnover costs, net (2)	79,560	7.5%	20,653	9.3%	100,213	7.8%
Insurance	11,571	1.1%	2,523	1.1%	14,094	1.1%
Property management expenses, net (3)	79,851	7.5%	22,631	10.1%	102,482	7.9%
Core property operating expenses	370,117	34.8%	88,205	39.5%	458,322	35.6%

Core NOI	$694,632	65.2%	$134,974	60.5%	$829,606	64.4%

	For the Year Ended December 31, 2021
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$979,896		$146,512		$1,126,408
Fees from single-family properties	18,829		3,731		22,560
Bad debt	(17,463)		(5,927)		(23,390)
Core revenues	981,262		144,316		1,125,578

Property tax expense	165,135	16.8%	25,857	17.9%	190,992	17.0%
HOA fees, net (2)	18,445	1.9%	3,135	2.2%	21,580	1.9%
R&M and turnover costs, net (2)	75,808	7.7%	15,348	10.6%	91,156	8.1%
Insurance	10,058	1.0%	1,690	1.2%	11,748	1.0%
Property management expenses, net (3)	75,044	7.7%	15,242	10.6%	90,286	8.0%
Core property operating expenses	344,490	35.1%	61,272	42.5%	405,762	36.0%

Core NOI	$636,772	64.9%	$83,044	57.5%	$719,816	64.0%
(1)Includes 47,068 properties that have been stabilized longer than 90 days prior to January 1, 2021.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the years ended December 31, 2022 and 2021 (amounts in thousands):

	For the Years Ended December 31,
	2022	2021
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,490,534	$1,303,882
Tenant charge-backs	(202,606)	(178,304)
Core revenues	1,287,928	1,125,578
Less: Non-Same-Home core revenues	223,179	144,316
Same-Home core revenues	$1,064,749	$981,262

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$552,091	$490,205
Property management expenses	112,698	96,865
Noncash share-based compensation - property management	(3,861)	(3,004)
Expenses reimbursed by tenant charge-backs	(202,606)	(178,304)
Core property operating expenses	458,322	405,762
Less: Non-Same-Home core property operating expenses	88,205	61,272
Same-Home core property operating expenses	$370,117	$344,490

Core NOI and Same-Home Core NOI
Net income	$310,025	$210,559
Hurricane-related charges, net	6,133	—
Gain on sale and impairment of single-family properties and other, net	(136,459)	(49,696)
Depreciation and amortization	426,531	372,848
Acquisition and other transaction costs	23,452	15,749
Noncash share-based compensation - property management	3,861	3,004
Interest expense	134,871	114,893
General and administrative expense	68,057	56,444
Other income and expense, net	(6,865)	(3,985)
Core NOI	829,606	719,816
Less: Non-Same-Home Core NOI	134,974	83,044
Same-Home Core NOI	$694,632	$636,772

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 14.3% to $1.5 billion for the year ended December 31, 2022, compared to $1.3 billion for the year ended December 31, 2021. Revenue growth was driven by an increase in our average occupied portfolio which grew to 54,847 homes for the year ended December 31, 2022, compared to 52,542 homes for the year ended December 31, 2021, as well as higher rental rates and lower uncollectible rents.

Property Operating Expenses

Property operating expenses increased 12.6% to $552.1 million for the year ended December 31, 2022 from $490.2 million for the year ended December 31, 2021. This increase was primarily attributable to growth in our portfolio, inflationary increases in R&M and turnover costs and outsized increases in property taxes in select states across our portfolio.

Property Management Expenses

Property management expenses for the years ended December 31, 2022 and 2021 were $112.7 million and $96.9 million, respectively, which included $3.9 million and $3.0 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to higher personnel costs from (i) the timing of increased compensation in the second half of 2021 as a result of the inflationary environment and (ii) increased headcount to support growth in our portfolio, as well as an increase in other miscellaneous property management expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 8.5% to $1.1 billion for the year ended December 31, 2022 from $981.3 million for the year ended December 31, 2021. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 8.0% to $1,920 per month for the year ended December 31, 2022 compared to $1,777 per month for the year ended December 31, 2021, and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 97.3% for the year ended December 31, 2022 compared to 97.6% for the year ended December 31, 2021.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 7.4% to $370.1 million for the year ended December 31, 2022 from $344.5 million for the year ended December 31, 2021 primarily driven by outsized increases in property taxes in select states across our portfolio, higher property management personnel costs due to increased headcount to support growth in our portfolio, and other inflationary increases.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the years ended December 31, 2022 and 2021 was $68.1 million and $56.4 million, respectively, which included $15.3 million and $9.4 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense, as well as the timing of increased personnel and information technology costs to support growth in our business.

Interest Expense

Interest expense increased 17.4% to $134.9 million for the year ended December 31, 2022 from $114.9 million for the year ended December 31, 2021. This increase was primarily due to additional interest from the issuances of the 2031 and 2051 unsecured senior notes in July 2021 and the 2032 and 2052 unsecured senior notes in April 2022, partially offset by additional capitalized interest during the year ended December 31, 2022 related to an increase in development activities under our AMH Development Program and an increase in properties that underwent renovation during the year ended December 31, 2022.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the years ended December 31, 2022 and 2021 were $23.5 million and $15.7 million, respectively, which included $8.1 million and $5.4 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The increase in acquisition and other transaction costs was primarily related to higher personnel costs associated with the growth of our portfolio and higher noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 14.4% to $426.5 million for the year ended December 31, 2022 from $372.8 million for the year ended December 31, 2021 primarily due to growth in our average number of depreciable properties.

Hurricane-Related Charges, net

Hurricane Ian impacted certain properties primarily located in Florida, South Carolina and North Carolina, resulting in $6.1 million of hurricane-related charges, net during the year ended December 31, 2022. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2022, the Company recognized $8.9 million in gross charges primarily related to an estimated accrual for minor repair and remediation costs, partially offset by an estimated $2.8 million of related insurance claims that we believe is probable we will recover.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the years ended December 31, 2022 and 2021 was $136.5 million and $49.7 million, respectively, which included $2.5 million and $0.2 million, respectively, of impairment charges related to homes classified as held for sale during each period. The increase was primarily related to an increase in properties sold as well as higher net gains from property sales, partially offset by higher impairment charges.

Other Income and Expense, net

Other income and expense, net for the years ended December 31, 2022 and 2021 was $6.9 million and $4.0 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

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

Investments in Real Estate - Estimating Purchase Price Allocation

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge obtained from historical transactions, its AMH Development Program and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense. For example, if a greater portion of the fair value is allocated to land, which does not depreciate, our net income would be higher. Typically, we allocate between 10% to 30% of the purchase price of properties to land. For the year ended December 31, 2022, the Company purchased 1,605 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $571.8 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

Impairment of Long-Lived Assets - Estimating Future Cash Flows

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. No significant impairments on operating properties were recorded during the years ended December 31, 2022, 2021 and 2020.

Recent Accounting Pronouncements

See Note 2. Significant Accounting Policies to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K for a discussion of the adoption and potential impact of recently issued accounting standards, if any.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions to our shareholders and OP unitholders, including AMH, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control.

Sources of Capital

We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), property dispositions and joint venture transactions. We expect to meet our operating liquidity requirements and our dividend distributions generally through cash on hand and cash provided by operations. For our acquisition and development expenditures, we expect to supplement these sources through the issuance of equity securities, including under our At-the-Market Program described below, borrowings under our credit facility, issuances of unsecured senior notes and proceeds from sales of single-family properties. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives including drawing on our revolving credit facility.

Our liquidity and capital resources as of December 31, 2022 included cash and cash equivalents of $69.2 million. Additionally, as of December 31, 2022, we had $130.0 million of outstanding borrowings and $4.0 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.1 billion of remaining borrowing capacity. As described below, in January 2023, we also issued and physically settled the remaining 8,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $298.4 million. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

A summary of our contractual obligations as of December 31, 2022 is presented below (amounts in thousands):

		Payments by Period
	Total	Less than 1 year	Thereafter
Debt maturities (1)	$4,581,628	$20,714	$4,560,914
Interest on debt obligations (2)	1,379,937	181,928	1,198,009
Operating lease obligations	22,764	3,917	18,847
Purchase obligations (3)	241,151	226,404	14,747
Total	$6,225,480	$432,963	$5,792,517
(1)Amounts represent principal amounts due and exclude unamortized discounts and deferred financing costs.
(2)Represents estimated future interest payments on our debt instruments based on applicable interest rates as of December 31, 2022 and assumes the repayment of the AMH 2015-1 and 2015-2 securitizations on their anticipated repayment dates in 2025. The fully extended maturity dates for the AMH 2015-1 and 2015-2 securitizations are in 2045 and the interest rates increase on the anticipated repayment dates in 2025. If the AMH 2015-1 and 2015-2 securitizations are not repaid on the anticipated repayment dates in 2025, our interest on debt obligations above would increase. Future interest payments on debt obligations would also be impacted by the level of borrowing on our revolving credit facility in the future.
(3)Represents commitments to acquire 52 single-family properties for an aggregate purchase price of $12.3 million and land relating to our AMH Development Program for an aggregate purchase price of $228.9 million. The timing of these obligations due within one year may be extended beyond December 31, 2023.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the years ended December 31, 2022 and 2021 (amounts in thousands):

	For the Years Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$665,518	$595,200	$70,318
Net cash used for investing activities	(1,425,502)	(1,733,465)	307,963
Net cash provided by financing activities	786,177	1,064,955	(278,778)
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,193	$(73,310)	$99,503

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $70.3 million, or 11.8%, from $595.2 million during the year ended December 31, 2021 to $665.5 million during the year ended December 31, 2022, primarily as a result of increased cash flows generated from a larger number of occupied properties, higher rental rates and lower uncollectible rents, partially offset by higher cash outflows for property related expenses as a result of inflationary increases and growth in our portfolio.

Investing Activities

	For the Years Ended December 31,		Change
(Amounts in thousands)	2022	2021
Sources of cash from investing activities:
Net proceeds received from sales of single-family properties and other	$292,509	$132,072	$160,437
Distributions from joint ventures	68,310	57,550	10,760
Proceeds from notes receivable related to the sale of properties	34,090	1,253	32,837
Change in escrow deposits for purchase of single-family properties	20,431	(33,005)	53,436
Proceeds received from storm-related insurance claims	1,981	4,842	(2,861)
	$417,321	$162,712	$254,609
Uses of cash for investing activities:
Cash paid for development activity	$(921,423)	$(824,247)	$(97,176)
Cash paid for single-family properties	(595,171)	(850,071)	254,900
Recurring and other capital expenditures for single-family properties	(138,779)	(122,551)	(16,228)
Renovations to single-family properties	(98,019)	(47,681)	(50,338)
Investment in unconsolidated joint ventures	(25,313)	(29,260)	3,947
Other investing activities	(49,570)	(22,367)	(27,203)
Cash paid for deposits on land option contracts	(14,548)	—	(14,548)
	$(1,842,823)	$(1,896,177)	$53,354

Net cash used for investing activities	$(1,425,502)	$(1,733,465)	$307,963

Net cash used for investing activities decreased $308.0 million, or 17.8%, from $1.7 billion during the year ended December 31, 2021 to $1.4 billion during the year ended December 31, 2022. Our investing activities are most significantly impacted by the strategic expansion of our portfolio through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels decreased $211.2 million during the year ended December 31, 2022 primarily due to a strategic scale back in the acquisition of single-family properties through our National Builder Program and traditional acquisition channel during the second half of the year ended December 31, 2022 as the housing market adjusts to the current macroeconomic environment. Homes acquired through our traditional acquisition channel require additional expenditures to prepare them for rental, and cash outflows for renovations to single-family properties increased $50.3 million primarily as a result of an increased volume of properties that underwent initial or property-enhancing renovations during the year ended December 31, 2022. Recurring and other capital expenditures for single-family properties increased $16.2 million primarily due to growth in our portfolio and inflationary increases in costs. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio. Net proceeds received from the sale of single-family properties and other increased $160.4 million as a result of an increased volume of properties sold and a higher average realized sales price per property during the year ended December 31, 2022 and proceeds from notes receivable related to the sale of properties increased $32.8 million year-over-year. Net cash inflows from unconsolidated joint ventures increased $14.7 million during the year ended December 31, 2022 due to the timing of contributions and distributions to and from our unconsolidated joint ventures. Cash outflows for other investing activities increased $27.2 million primarily due to investments in venture capital funds focused on proptech and decarbonization in the real estate industry during the year ended December 31, 2022 and a year-over-year increase in cash outflows for information technology projects. Cash outflows for deposits on land option contracts increased $14.5 million as a result of deposits made during the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities decreased $278.8 million from $1.1 billion during the year ended December 31, 2021 to $786.2 million during the year ended December 31, 2022 primarily due to the debt and equity activity described below, partially offset by $60.2 million of proceeds from liabilities related to consolidated land not owned during the year ended December 31, 2022 (see Land Option Contracts in Note 2. Significant Accounting Policies).

Debt

As of December 31, 2022, the Company had outstanding asset-backed securitizations with varying maturities starting in 2024 with an aggregate principal amount of $1.9 billion and outstanding unsecured senior notes with varying maturities starting in 2028 with an aggregate principal amount of $2.6 billion. The Company also amended its existing revolving credit facility during the year ended December 31, 2021 to provide for maximum borrowings of up to $1.25 billion and extend its maturity date to 2025 with two six-month extension options at the Company’s election if certain conditions are met. As of December 31, 2022, the Company had $130.0 million of outstanding borrowings under its revolving credit facility.

During the year ended December 31, 2022, the Company issued $900.0 million of unsecured senior notes, receiving $876.8 million in proceeds, net of discount, and paid $8.2 million in deferred financing costs. The Company also borrowed $620.0 million and paid down $840.0 million on its revolving credit facility and repaid $22.6 million on its asset-backed securitizations. During the year ended December 31, 2021, the Company issued $750.0 million of unsecured senior notes, receiving $737.2 million in proceeds, net of discount, and paid $18.0 million in deferred financing costs and $4.0 million for the settlement of a treasury lock (see Note 12. Fair Value) in connection with the issuances. The Company also borrowed $1.4 billion and paid down $1.1 billion on its revolving credit facility and repaid $24.3 million on its asset-backed securitizations.

For additional information regarding the Company’s debt issuances, see Note 7. Debt to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

Class A Common Share Offerings

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “2022 Forward Sale Agreements”) for these 13,000,000 shares which are accounted for in equity. The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third quarter of 2022, the Company issued and physically settled 5,000,000 Class A common shares under the 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. The Company used these net proceeds to repay indebtedness under its revolving credit facility and for general corporate purposes. As of December 31, 2022, 8,000,000 Class A common shares remained available for future settlement under the 2022 Forward Sale Agreements. In January 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares, receiving net proceeds of $298.4 million. The Company used these net proceeds to repay indebtedness under its revolving credit facility and for general corporate purposes.

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

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Redemptions of Perpetual Preferred Shares

During the second quarter of 2022, the Company redeemed all 6,200,000 shares of the outstanding 5.875% Series F perpetual preferred shares, $0.01 par value per share, for cash at the liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series F perpetual preferred units. As a result of the redemption, the Company recorded a $5.3 million allocation of income to the Series F perpetual preferred shareholders within the consolidated statements of operations during the year ended December 31, 2022, which represents the initial liquidation value of the Series F perpetual preferred shares in excess of its carrying value as of the redemption date.

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

At-the-Market Common Share Offering Program

During the second quarter of 2020, the Company extended its at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the year ended December 31, 2022, no shares were issued under the At-the-Market Program. During the year ended December 31, 2021, the Company issued 1,749,286 Class A common shares under the At-the-Market Program, raising $72.3 million in gross proceeds before commissions and other expenses of approximately $1.1 million. As of December 31, 2022, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2022 and 2021, we did not repurchase and retire any of our Class A common shares or preferred shares. As of December 31, 2022, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Distributions

As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. AMH had an NOL for U.S. federal income tax purposes of an estimated $11.8 million as of December 31, 2022 and $25.4 million as of December 31, 2021. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

During the years ended December 31, 2022 and 2021, the Company distributed an aggregate $306.4 million and $207.3 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the years ended December 31, 2022 and 2021 (amounts in thousands):

	For the Years Ended December 31,
	2022	2021
Net income attributable to common shareholders	$250,781	$135,290
Adjustments:
Noncontrolling interests in the Operating Partnership	36,887	21,467
Gain on sale and impairment of single-family properties and other, net	(136,459)	(49,696)
Adjustments for unconsolidated joint ventures	344	1,873
Depreciation and amortization	426,531	372,848
Less: depreciation and amortization of non-real estate assets	(13,358)	(11,151)
FFO attributable to common share and unit holders (1)	$564,726	$470,631
Adjustments:
Acquisition, other transaction costs and other	23,452	15,749
Noncash share-based compensation - general and administrative	15,318	9,361
Noncash share-based compensation - property management	3,861	3,004
Hurricane-related charges, net	6,133	—
Redemption of perpetual preferred shares	5,276	15,879
Core FFO attributable to common share and unit holders (1)	$618,766	$514,624
Recurring Capital Expenditures	(65,636)	(52,134)
Leasing costs	(2,586)	(3,422)
Adjusted FFO attributable to common share and unit holders (1)	$550,544	$459,068
(1)Unit holders include former AH LLC members and other non-affiliates that own Class A units in the Operating Partnership and their OP units are reflected as noncontrolling interests in the Company’s consolidated financial statements. See Note 9. Shareholders’ Equity / Partners’ Capital to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the years ended December 31, 2022 and 2021 (amounts in thousands):

	For the Years Ended December 31,
	2022	2021
Net income	$310,025	$210,559
Interest expense	134,871	114,893
Depreciation and amortization	426,531	372,848
EBITDA	$871,427	$698,300

Gain on sale and impairment of single-family properties and other, net	(136,459)	(49,696)
Adjustments for unconsolidated joint ventures	344	1,873
EBITDAre	$735,312	$650,477

Noncash share-based compensation - general and administrative	15,318	9,361
Noncash share-based compensation - property management	3,861	3,004
Acquisition, other transaction costs and other	23,452	15,749
Hurricane-related charges, net	6,133	—
Adjusted EBITDAre	$784,076	$678,591

Recurring Capital Expenditures	(65,636)	(52,134)
Leasing costs	(2,586)	(3,422)
Fully Adjusted EBITDAre	$715,854	$623,035

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

All borrowings under our revolving credit facility bear interest at LIBOR plus a margin of 0.90% until the fully extended maturity date of April 2026 and are subject to a zero percent LIBOR floor. As of December 31, 2022, the Company had $130.0 million of outstanding variable rate debt under its revolving credit facility. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility. Assuming no change in the outstanding balance of our existing variable rate debt, a hypothetical 100 basis point increase or decrease in LIBOR would increase or decrease our projected annual interest expense by approximately $1.3 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

As of December 31, 2022, the Company had approximately $4.5 billion of fixed rate debt and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows by scheduled maturity, weighted-average interest rates and the estimated fair value of our fixed rate debt as of December 31, 2022 (amounts in thousands):

	Expected Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total	Estimated Fair Value
Fixed rate debt	$20,714	$950,992	$10,302	$10,302	$10,302	$3,449,016	$4,451,628	$4,010,351
Weighted-average interest rate	4.04%	4.07%	4.33%	4.73%	4.72%	5.34%	4.98%

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

American Homes 4 Rent

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, the Company performed an evaluation, under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Company’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter of the year ended December 31, 2022, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022, which is presented at the end of this “Item 9A. Controls and Procedures.”

American Homes 4 Rent, L.P.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, the Operating Partnership performed an evaluation, under the supervision of the general partner’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Operating Partnership’s evaluation, the general partner’s CEO and CFO concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Operating Partnership’s internal controls over financial reporting that occurred during the Operating Partnership’s last fiscal quarter of the year ended December 31, 2022, that materially affected, or were reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on Internal Control over Financial Reporting

We have audited American Homes 4 Rent’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Homes 4 Rent (the Company) maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
February 24, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to trustees, executive officers and, to the extent applicable, Section 16(a) compliance will be included in the Company’s definitive proxy statement for the 2023 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included in the 2023 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics will be included in the 2023 Proxy Statement and is incorporated herein by reference. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table below, will be included in the 2023 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2022 for the Company’s equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,344,118	(2)	$17.97	(3)	11,485,007	(4)
Equity compensation plans not approved by security holders	—		$—		—
(1)The Company’s equity compensation plans, the 2012 Equity Incentive Plan and the 2021 Equity Incentive Plan (collectively, the “Plans”), and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), are described more fully in Note 10. Share-Based Compensation to the consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K. The Plans and the 2021 ESPP were approved by the Company’s shareholders.
(2)Includes restricted share units granted under the Plans, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding performance-based restricted share units.
(3)Excludes restricted share units and performance-based restricted share units.
(4)As of December 31, 2022, 8,600,552 shares and 2,884,455 shares are remaining available for future issuances under the Plans and the 2021 ESPP, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

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

3.3
Articles Supplementary for American Homes 4 Rent 5.875% Series G Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 12, 2017.)

3.4
Articles Supplementary for American Homes 4 Rent 6.25% Series H Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 14, 2018.)

3.5	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2020.)

4.1	Form of Indenture (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration Number 333-221878) filed December 1, 2017.)

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

4.12
Fifth Supplemental Indenture, dated as of April 7, 2022, between American Homes 4 Rent, L.P. and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.13	Form of Global Note representing the 2032 Notes (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.14
Sixth Supplemental Indenture, dated as of April 7, 2022, between American Homes 4 Rent, L.P. and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.15	Form of Global Note representing the 2052 Notes (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

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

10.9	Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.10	Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 2, 2015.)

10.11	Tenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed February 26, 2016.)

Exhibit Number		Exhibit Document
10.12		Eleventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2016.)

10.13		Twelfth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2016.)

10.14		Thirteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 21, 2017.)

10.15		Fourteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 12, 2017.)

10.16		Fifteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2018.)

10.17		Sixteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 22, 2019.)

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

10.24	†	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 24, 2017.)

10.25	†
Form of Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.26	†	Form of Restricted Share Unit Agreement (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed March 26, 2014.)

10.27	†	American Homes 4 Rent 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2021.)

10.28	†	Form of Restricted Share Unit Agreement – Retention (2021) (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.29	†
Form of Restricted Share Unit Agreement – Time-Vesting for Vice Presidents and Above (2021) (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.30	†
Form of Restricted Share Unit Agreement – Performance-Vesting for Vice Presidents and Above (2021) (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.31	†	Form of Restricted Share Unit Agreement for Non-Management Trustees (2021) (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.32	†	Form of Restricted Share Unit Agreement – Time-Vesting for Vice Presidents and Above (2023). Filed herewith.

10.33	†	Form of Restricted Share Unit Agreement – Performance-Vesting for Vice Presidents and Above (2023). Filed herewith.

10.34	†
Form of Indemnification Agreement with Trustees and Executive Officers (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.35		Amendment Number Seven to the Master Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2016.)

Exhibit Number		Exhibit Document
10.36
Amended and Restated Credit Agreement, dated April 15, 2021, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders.( Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2021)

10.37	†	Form of Severance and Change of Control Letter Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2022.)

10.38	†	Form of Consulting Agreement between American Homes 4 Rent, L.P. and John Corrigan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2022.)

21.1		List of Subsidiaries of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

23.1		Consent of independent registered public accounting firm of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

24.1		Power of Attorney (included on the signature page of this Form 10-K). Filed herewith.

31.1		Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2		Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3		Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4		Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
†    Indicates management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

AMERICAN HOMES 4 RENT
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ DAVID P. SINGELYN
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ CHRISTOPHER C. LAU
Christopher C. Lau Chief Financial Officer (Principal Financial Officer)

By:	/s/ BRIAN F. REITZ
Brian F. Reitz Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ DOUGLAS N. BENHAM
Douglas N. Benham (Trustee)

By:	/s/ JACK CORRIGAN
Jack Corrigan (Trustee)

By:	/s/ DAVID GOLDBERG
David Goldberg (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW J. HART
Matthew J. Hart (Trustee)

By:	/s/ MICHELLE C. KERRICK
Michelle C. Kerrick (Trustee)

By:	/s/ JAMES H. KROPP
James H. Kropp (Trustee)

By:	/s/ LYNN C. SWANN
Lynn C. Swann (Trustee)

By:	/s/ WINIFRED M. WEBB
Winifred M. Webb (Trustee)

By:	/s/ JAY WILLOUGHBY
Jay Willoughby (Trustee)

By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley (Trustee)

By:	/s/ MATTHEW R. ZAIST
Matthew R. Zaist (Trustee)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

AMERICAN HOMES 4 RENT, L.P.
By:	American Homes 4 Rent, its General Partner
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2023, by the following persons on behalf of American Homes 4 Rent, as sole general partner of American Homes 4 Rent, L.P., the registrant, and in the capacities indicated.

By:	/s/ DAVID P. SINGELYN
David P. Singelyn Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ CHRISTOPHER C. LAU
Christopher C. Lau Chief Financial Officer (Principal Financial Officer)

By:	/s/ BRIAN F. REITZ
Brian F. Reitz Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ DOUGLAS N. BENHAM
Douglas N. Benham (Trustee)

By:	/s/ JACK CORRIGAN
Jack Corrigan (Trustee)

By:	/s/ DAVID GOLDBERG
David Goldberg (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW J. HART
Matthew J. Hart (Trustee)

By:	/s/ MICHELLE C. KERRICK
Michelle C. Kerrick (Trustee)

By:	/s/ JAMES H. KROPP
James H. Kropp (Trustee)

By:	/s/ LYNN C. SWANN
Lynn C. Swann (Trustee)

By:	/s/ WINIFRED M. WEBB
Winifred M. Webb (Trustee)

By:	/s/ JAY WILLOUGHBY
Jay Willoughby (Trustee)

By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley (Trustee)

By:	/s/ MATTHEW R. ZAIST
Matthew R. Zaist (Trustee)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of American Homes 4 Rent

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Purchase price accounting
Description of the Matter
For the year ended December 31, 2022, the Company completed the acquisition of 1,605 single-family properties for a total purchase price of $571.8 million. As explained in Note 2 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, are recorded at the price to acquire the single-family property, including acquisition costs. The purchase price is allocated to the acquired components, which consist principally of land and buildings, based upon their relative fair values, which were determined using the Company’s own knowledge obtained from published market data such as county tax assessment records and supplemented by the Company’s historical cost to construct a home.

Auditing the accounting for the Company’s 2022 acquisitions of single-family properties was challenging because the determination of the relative fair values of the acquired land and buildings involved a higher degree of subjectivity due to the lack of availability of direct comparable market information.

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

For the 2022 single-family property acquisitions described above, our procedures included, among others, an evaluation of the methods and significant assumptions used by the Company and an evaluation of the sensitivity of changes in the significant assumptions on the purchase price allocation. For a sample of acquisitions, we read the purchase and sale agreements and tested the completeness and accuracy of the underlying data supporting the significant inputs and assumptions. For example, on a sub-market basis, we compared the allocated land and building values to the historical results of single-family properties acquired in the prior years. We also performed a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated building values. In addition, for certain of these asset acquisitions, our valuation specialists performed corroborative calculations to assess whether management’s allocations were supported by observable market data. Specifically, our valuation specialists utilized alternative data sources to develop a range of independent estimates of the land and building fair values to evaluate the reasonableness of management’s allocations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of American Homes 4 Rent, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent, L.P. (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Purchase price accounting
Description of the Matter
For the year ended December 31, 2022, the Operating Partnership completed the acquisition of 1,605 single-family properties for a total purchase price of $571.8 million. As explained in Note 2 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, are recorded at the price to acquire the single-family property, including acquisition costs. The purchase price is allocated to the acquired components, which consist principally of land and buildings, based upon their relative fair values, which were determined using the Operating Partnership’s own knowledge obtained from published market data such as county tax assessment records and supplemented by the Operating Partnership’s historical cost to construct a home.

Auditing the accounting for the Operating Partnership’s 2022 acquisitions of single-family properties was challenging because the determination of the relative fair values of the acquired land and buildings involved a higher degree of subjectivity due to the lack of availability of direct comparable market information.

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

For the 2022 single-family property acquisitions described above, our procedures included, among others, an evaluation of the methods and significant assumptions used by the Operating Partnership and an evaluation of the sensitivity of changes in the significant assumptions on the purchase price allocation. For a sample of acquisitions, we read the purchase and sale agreements and tested the completeness and accuracy of the underlying data supporting the significant inputs and assumptions. For example, on a sub-market basis, we compared the allocated land and building values to the historical results of single-family properties acquired in the prior years. We also performed a sensitivity analysis to evaluate the impact on the Operating Partnership’s financial statements resulting from changes in allocated building values. In addition, for certain of these asset acquisitions, our valuation specialists performed corroborative calculations to assess whether management’s allocations were supported by observable market data. Specifically, our valuation specialists utilized alternative data sources to develop a range of independent estimates of the land and building fair values to evaluate the reasonableness of management’s allocations.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2017.

Los Angeles, California
February 24, 2023

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Single-family properties:
Land	$2,197,233	$2,062,039
Buildings and improvements	10,127,891	9,258,387
Single-family properties in operation	12,325,124	11,320,426
Less: accumulated depreciation	(2,386,452)	(2,072,933)
Single-family properties in operation, net	9,938,672	9,247,493
Single-family properties under development and development land	1,187,221	882,159
Single-family properties held for sale, net	198,716	114,907
Total real estate assets, net	11,324,609	10,244,559
Cash and cash equivalents	69,155	48,198
Restricted cash	148,805	143,569
Rent and other receivables	47,752	41,587
Escrow deposits, prepaid expenses and other assets	331,446	216,625
Investments in unconsolidated joint ventures	107,347	121,950
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,175,059	$10,962,433

Liabilities
Revolving credit facility	$130,000	$350,000
Asset-backed securitizations, net	1,890,842	1,908,346
Unsecured senior notes, net	2,495,156	1,622,132
Accounts payable and accrued expenses	484,403	343,526
Total liabilities	5,000,401	4,224,004

Commitments and contingencies (see Note 14)

Equity
Shareholders' equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 352,881,826 and 337,362,716 shares issued and outstanding at December 31, 2022 and 2021, respectively)	3,529	3,374
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2022 and 2021)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 and 15,400,000 shares issued and outstanding at December 31, 2022 and 2021, respectively)	92	154
Additional paid-in capital	6,931,819	6,492,933
Accumulated deficit	(440,791)	(438,710)
Accumulated other comprehensive income	1,332	1,814
Total shareholders' equity	6,495,987	6,059,571
Noncontrolling interest	678,671	678,858
Total equity	7,174,658	6,738,429

Total liabilities and equity	$12,175,059	$10,962,433

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Rents and other single-family property revenues	$1,490,534	$1,303,882	$1,172,514

Expenses:
Property operating expenses	552,091	490,205	450,267
Property management expenses	112,698	96,865	89,892
General and administrative expense	68,057	56,444	48,517
Interest expense	134,871	114,893	117,038
Acquisition and other transaction costs	23,452	15,749	9,298
Depreciation and amortization	426,531	372,848	343,153
Hurricane-related charges, net	6,133	—	—
Total expenses	1,323,833	1,147,004	1,058,165

Gain on sale and impairment of single-family properties and other, net	136,459	49,696	38,773
Other income and expense, net	6,865	3,985	1,707

Net income	310,025	210,559	154,829

Noncontrolling interest	36,887	21,467	14,455
Dividends on preferred shares	17,081	37,923	55,128
Redemption of perpetual preferred shares	5,276	15,879	—

Net income attributable to common shareholders	$250,781	$135,290	$85,246

Weighted-average common shares outstanding:
Basic	349,290,848	324,245,168	306,613,197
Diluted	349,787,092	325,518,291	307,074,747

Net income attributable to common shareholders per share:
Basic	$0.72	$0.42	$0.28
Diluted	$0.71	$0.41	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$310,025	$210,559	$154,829
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	(3,999)	—
Reclassification adjustment for amortization of interest expense included in net income	(564)	(771)	(963)
Other comprehensive loss	(564)	(4,770)	(963)
Comprehensive income	309,461	205,789	153,866
Comprehensive income attributable to noncontrolling interests	36,805	20,730	14,315
Dividends on preferred shares	17,081	37,923	55,128
Redemption of perpetual preferred shares	5,276	15,879	—
Comprehensive income attributable to common shareholders	$250,299	$131,257	$84,423

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2019	300,107,599	$3,001	635,075	$6	35,350,000	$354	$5,790,775	$(465,368)	$6,658	$5,335,426	$683,364	$6,018,790
Share-based compensation	—	—	—	—	—	—	9,834	—	—	9,834	—	9,834
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	577,656	6	—	—	—	—	5,354	—	—	5,360	—	5,360
Issuance of Class A common shares, net of offering costs of $600	15,036,130	150	—	—	—	—	413,350	—	—	413,500	—	413,500
Redemptions of Class A units	300,000	3	—	—	—	—	3,943	—	5	3,951	(3,951)	—
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(55,128)	—	(55,128)	—	(55,128)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10,392)	(10,392)
Common shares ($0.20 per share)	—	—	—	—	—	—	—	(61,906)	—	(61,906)	—	(61,906)
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	—	(1,494)	—	(1,494)	—	(1,494)
Net income	—	—	—	—	—	—	—	140,374	—	140,374	14,455	154,829
Total other comprehensive loss	—	—	—	—	—	—	—	—	(823)	(823)	(140)	(963)
Balances at December 31, 2020	316,021,385	$3,160	635,075	$6	35,350,000	$354	$6,223,256	$(443,522)	$5,840	$5,789,094	$683,336	$6,472,430
Share-based compensation	—	—	—	—	—	—	17,792	—	—	17,792	—	17,792
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	497,045	5	—	—	—	—	1,538	—	—	1,543	—	1,543
Issuance of Class A common shares, net of offering costs of $200	20,494,286	205	—	—	—	—	728,405	—	—	728,610	—	728,610
Redemptions of Class A units	350,000	4	—	—	—	—	4,613	—	7	4,624	(4,624)	—
Redemption of Series D perpetual preferred shares	—	—	—	—	(10,750,000)	(108)	(260,133)	(8,509)	—	(268,750)	—	(268,750)
Redemption of Series E perpetual preferred shares	—	—	—	—	(9,200,000)	(92)	(222,538)	(7,370)	—	(230,000)	—	(230,000)
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(37,923)	—	(37,923)	—	(37,923)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(20,584)	(20,584)
Common shares (0.40 per share)	—	—	—	—	—	—	—	(130,478)	—	(130,478)	—	(130,478)
Net income	—	—	—	—	—	—	—	189,092	—	189,092	21,467	210,559
Total other comprehensive loss	—	—	—	—	—	—	—	—	(4,033)	(4,033)	(737)	(4,770)
Balances at December 31, 2021	337,362,716	$3,374	635,075	$6	15,400,000	$154	$6,492,933	$(438,710)	$1,814	$6,059,571	$678,858	$6,738,429

American Homes 4 Rent
Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2021	337,362,716	$3,374	635,075	$6	15,400,000	$154	$6,492,933	$(438,710)	$1,814	$6,059,571	$678,858	$6,738,429
Share-based compensation	—	—	—	—	—	—	27,308	—	—	27,308	—	27,308
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	519,110	5	—	—	—	—	118	—	—	123	—	123
Issuance of Class A common shares, net of offering costs of $200	15,000,000	150	—	—	—	—	561,122	—	—	561,272	—	561,272
Redemption of Series F perpetual preferred shares	—	—	—	—	(6,200,000)	(62)	(149,662)	(5,276)	—	(155,000)	—	(155,000)
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(17,081)	—	(17,081)	—	(17,081)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(36,992)	(36,992)
Common shares ($0.72 per share)	—	—	—	—	—	—	—	(252,862)	—	(252,862)	—	(252,862)
Net income	—	—	—	—	—	—	—	273,138	—	273,138	36,887	310,025
Total other comprehensive loss	—	—	—	—	—	—	—	—	(482)	(482)	(82)	(564)
Balances at December 31, 2022	352,881,826	$3,529	635,075	$6	9,200,000	$92	$6,931,819	$(440,791)	$1,332	$6,495,987	$678,671	$7,174,658

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating activities
Net income	$310,025	$210,559	$154,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426,531	372,848	343,153
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	11,673	8,790	7,431
Noncash share-based compensation	27,308	17,792	9,834
Equity in net (income) losses of unconsolidated joint ventures	(3,066)	(1,610)	774
Return on investment from unconsolidated joint ventures	5,711	—	—
Gain on sale and impairment of single-family properties and other, net	(136,459)	(49,696)	(38,773)
Other changes in operating assets and liabilities:
Rent and other receivables	(8,146)	(4,885)	(15,633)
Prepaid expenses and other assets	(7,144)	465	2,652
Deferred leasing costs	(2,586)	(3,422)	(4,070)
Accounts payable and accrued expenses	43,615	44,512	14,193
Amounts due from related parties	(1,944)	(153)	(290)
Net cash provided by operating activities	665,518	595,200	474,100

Investing activities
Cash paid for single-family properties	(595,171)	(850,071)	(269,273)
Change in escrow deposits for purchase of single-family properties	20,431	(33,005)	(374)
Net proceeds received from sales of single-family properties and other	292,509	132,072	228,566
Proceeds received from storm-related insurance claims	1,981	4,842	3,705
Proceeds from notes receivable related to the sale of properties	34,090	1,253	—
Investment in unconsolidated joint ventures	(25,313)	(29,260)	(29,834)
Distributions from joint ventures	68,310	57,550	129,007
Renovations to single-family properties	(98,019)	(47,681)	(16,968)
Recurring and other capital expenditures for single-family properties	(138,779)	(122,551)	(104,819)
Cash paid for development activity	(921,423)	(824,247)	(564,241)
Cash paid for deposits on land option contracts	(14,548)	—	—
Other investing activities	(49,570)	(22,367)	(18,694)
Net cash used for investing activities	(1,425,502)	(1,733,465)	(642,925)

Financing activities
Proceeds from issuance of Class A common shares	561,472	728,810	414,100
Payments of Class A common share issuance costs	(200)	(200)	(600)
Redemption of perpetual preferred shares	(155,000)	(498,750)	—
Proceeds from issuances under share-based compensation plans	4,935	4,225	7,011
Payments related to tax withholding for share-based compensation	(4,812)	(2,682)	(1,651)
Payments on asset-backed securitizations	(22,583)	(24,311)	(22,501)
Proceeds from revolving credit facility	620,000	1,410,000	130,000
Payments on revolving credit facility	(840,000)	(1,060,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	876,813	737,195	—
Settlement of cash flow hedging instrument	—	(3,999)	—
Proceeds from liabilities related to consolidated land not owned	60,217	—	—
Distributions to noncontrolling interests	(36,853)	(23,170)	(10,381)
Distributions to common shareholders	(252,506)	(146,243)	(61,067)
Distributions to preferred shareholders	(17,081)	(37,923)	(55,128)
Deferred financing costs paid	(8,225)	(17,997)	—
Net cash provided by financing activities	786,177	1,064,955	269,783

Net increase (decrease) in cash, cash equivalents and restricted cash	26,193	(73,310)	100,958
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	191,767	265,077	164,119
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$217,960	$191,767	$265,077

American Homes 4 Rent
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(116,404)	$(95,790)	$(109,679)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$71,069	$45,392	$36,544
Transfers of completed homebuilding deliveries to properties	502,207	395,937	322,024
Property and land contributions to unconsolidated joint ventures	(35,843)	(57,203)	(132,439)
Property and land distributions from unconsolidated joint ventures	8,397	—	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	5,059	1,346	17,105
Accrued distributions to affiliates	404	—	4,834
Accrued distributions to non-affiliates	106	—	13,612

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	December 31, 2022	December 31, 2021
Assets
Single-family properties:
Land	$2,197,233	$2,062,039
Buildings and improvements	10,127,891	9,258,387
Single-family properties in operation	12,325,124	11,320,426
Less: accumulated depreciation	(2,386,452)	(2,072,933)
Single-family properties in operation, net	9,938,672	9,247,493
Single-family properties under development and development land	1,187,221	882,159
Single-family properties held for sale, net	198,716	114,907
Total real estate assets, net	11,324,609	10,244,559
Cash and cash equivalents	69,155	48,198
Restricted cash	148,805	143,569
Rent and other receivables	47,752	41,587
Escrow deposits, prepaid expenses and other assets	331,446	216,625
Investments in unconsolidated joint ventures	107,347	121,950
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,175,059	$10,962,433

Liabilities
Revolving credit facility	$130,000	$350,000
Asset-backed securitizations, net	1,890,842	1,908,346
Unsecured senior notes, net	2,495,156	1,622,132
Accounts payable and accrued expenses	484,403	343,526
Total liabilities	5,000,401	4,224,004

Commitments and contingencies (see Note 14)

Capital
Partners' capital:
General partner:
Common units (353,516,901 and 337,997,791 units issued and outstanding at December 31, 2022 and 2021, respectively)	6,272,815	5,686,193
Preferred units (9,200,000 and 15,400,000 units issued and outstanding at December 31, 2022 and 2021, respectively)	221,840	371,564
Limited partner:
Common units (51,376,980 units issued and outstanding at December 31, 2022 and 2021)	678,477	678,582
Accumulated other comprehensive income	1,526	2,090
Total capital	7,174,658	6,738,429

Total liabilities and capital	$12,175,059	$10,962,433

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)

	For the Years Ended December 31,
	2022	2021	2020
Rents and other single-family property revenues	$1,490,534	$1,303,882	$1,172,514

Expenses:
Property operating expenses	552,091	490,205	450,267
Property management expenses	112,698	96,865	89,892
General and administrative expense	68,057	56,444	48,517
Interest expense	134,871	114,893	117,038
Acquisition and other transaction costs	23,452	15,749	9,298
Depreciation and amortization	426,531	372,848	343,153
Hurricane-related charges, net	6,133	—	—
Total expenses	1,323,833	1,147,004	1,058,165

Gain on sale and impairment of single-family properties and other, net	136,459	49,696	38,773
Other income and expense, net	6,865	3,985	1,707

Net income	310,025	210,559	154,829

Preferred distributions	17,081	37,923	55,128
Redemption of perpetual preferred units	5,276	15,879	—

Net income attributable to common unitholders	$287,668	$156,757	$99,701

Weighted-average common units outstanding:
Basic	400,667,828	375,693,107	358,603,291
Diluted	401,164,072	376,966,230	359,064,841

Net income attributable to common unitholders per unit:
Basic	$0.72	$0.42	$0.28
Diluted	$0.71	$0.41	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$310,025	$210,559	$154,829
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	(3,999)	—
Reclassification adjustment for amortization of interest expense included in net income	(564)	(771)	(963)
Other comprehensive loss	(564)	(4,770)	(963)
Comprehensive income	309,461	205,789	153,866
Preferred distributions	17,081	37,923	55,128
Redemption of perpetual preferred units	5,276	15,879	—
Comprehensive income attributable to common unitholders	$287,104	$151,987	$98,738
The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Capital
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2019	300,742,674	$4,474,333	$854,435	52,026,980	$682,199	$7,823	$6,018,790
Share-based compensation	—	9,834	—	—	—	—	9,834
Common units issued under share-based compensation plans, net of units withheld for employee taxes	577,656	5,360	—	—	—	—	5,360
Issuance of Class A common units, net of offering costs of $600	15,036,130	413,500	—	—	—	—	413,500
Redemptions of Class A units	300,000	3,946	—	(300,000)	(3,946)	—	—
Distributions to capital holders:
Preferred units (Note 9)	—	—	(55,128)	—	—	—	(55,128)
Common units ($0.20 per unit)	—	(61,906)	—	—	(10,392)	—	(72,298)
Cumulative effect of adoption of ASU 2016-13	—	(1,494)	—	—	—	—	(1,494)
Net income	—	85,246	55,128	—	14,455	—	154,829
Total other comprehensive loss	—	—	—	—	—	(963)	(963)
Balances at December 31, 2020	316,656,460	$4,928,819	$854,435	51,726,980	$682,316	$6,860	$6,472,430
Share-based compensation	—	17,792	—	—	—	—	17,792
Common units issued under share-based compensation plans, net of units withheld for employee taxes	497,045	1,543	—	—	—	—	1,543
Issuance of Class A common units, net of offering costs of $200	20,494,286	728,610	—	—	—	—	728,610
Redemptions of Class A units	350,000	4,617	—	(350,000)	(4,617)	—	—
Redemption of Series D perpetual preferred units	—	(8,509)	(260,241)	—	—	—	(268,750)
Redemption of Series E perpetual preferred units	—	(7,370)	(222,630)	—	—	—	(230,000)
Distributions to capital holders:
Preferred units (Note 9)	—	—	(37,923)	—	—	—	(37,923)
Common units ($0.40 per unit)	—	(130,478)	—	—	(20,584)	—	(151,062)
Net income	—	151,169	37,923	—	21,467	—	210,559
Total other comprehensive loss	—	—	—	—	—	(4,770)	(4,770)
Balances at December 31, 2021	337,997,791	$5,686,193	$371,564	51,376,980	$678,582	$2,090	$6,738,429

American Homes 4 Rent, L.P.
Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2021	337,997,791	$5,686,193	$371,564	51,376,980	$678,582	$2,090	$6,738,429
Share-based compensation	—	27,308	—	—	—	—	27,308
Common units issued under share-based compensation plans, net of units withheld for employee taxes	519,110	123	—	—	—	—	123
Issuance of Class A common units, net of offering costs of $200	15,000,000	561,272	—	—	—	—	561,272
Redemption of Series F perpetual preferred units	—	(5,276)	(149,724)	—	—	—	(155,000)
Distributions to capital holders:
Preferred units (Note 9)	—	—	(17,081)	—	—	—	(17,081)
Common units ($0.72 per unit)	—	(252,862)	—	—	(36,992)	—	(289,854)
Net income	—	256,057	17,081	—	36,887	—	310,025
Total other comprehensive loss	—	—	—	—	—	(564)	(564)
Balances at December 31, 2022	353,516,901	$6,272,815	$221,840	51,376,980	$678,477	$1,526	$7,174,658

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating activities
Net income	$310,025	$210,559	$154,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426,531	372,848	343,153
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	11,673	8,790	7,431
Noncash share-based compensation	27,308	17,792	9,834
Equity in net (income) losses of unconsolidated joint ventures	(3,066)	(1,610)	774
Return on investment from unconsolidated joint ventures	5,711	—	—
Gain on sale and impairment of single-family properties and other, net	(136,459)	(49,696)	(38,773)
Other changes in operating assets and liabilities:
Rent and other receivables	(8,146)	(4,885)	(15,633)
Prepaid expenses and other assets	(7,144)	465	2,652
Deferred leasing costs	(2,586)	(3,422)	(4,070)
Accounts payable and accrued expenses	43,615	44,512	14,193
Amounts due from related parties	(1,944)	(153)	(290)
Net cash provided by operating activities	665,518	595,200	474,100

Investing activities
Cash paid for single-family properties	(595,171)	(850,071)	(269,273)
Change in escrow deposits for purchase of single-family properties	20,431	(33,005)	(374)
Net proceeds received from sales of single-family properties and other	292,509	132,072	228,566
Proceeds received from storm-related insurance claims	1,981	4,842	3,705
Proceeds from notes receivable related to the sale of properties	34,090	1,253	—
Investment in unconsolidated joint ventures	(25,313)	(29,260)	(29,834)
Distributions from joint ventures	68,310	57,550	129,007
Renovations to single-family properties	(98,019)	(47,681)	(16,968)
Recurring and other capital expenditures for single-family properties	(138,779)	(122,551)	(104,819)
Cash paid for development activity	(921,423)	(824,247)	(564,241)
Cash paid for deposits on land option contracts	(14,548)	—	—
Other investing activities	(49,570)	(22,367)	(18,694)
Net cash used for investing activities	(1,425,502)	(1,733,465)	(642,925)

Financing activities
Proceeds from issuance of Class A common units	561,472	728,810	414,100
Payments of Class A common unit issuance costs	(200)	(200)	(600)
Redemption of perpetual preferred units	(155,000)	(498,750)	—
Proceeds from issuances under share-based compensation plans	4,935	4,225	7,011
Payments related to tax withholding for share-based compensation	(4,812)	(2,682)	(1,651)
Payments on asset-backed securitizations	(22,583)	(24,311)	(22,501)
Proceeds from revolving credit facility	620,000	1,410,000	130,000
Payments on revolving credit facility	(840,000)	(1,060,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	876,813	737,195	—
Settlement of cash flow hedging instrument	—	(3,999)	—
Proceeds from liabilities related to consolidated land not owned	60,217	—	—
Distributions to common unitholders	(289,359)	(169,413)	(71,448)
Distributions to preferred unitholders	(17,081)	(37,923)	(55,128)
Deferred financing costs paid	(8,225)	(17,997)	—
Net cash provided by financing activities	786,177	1,064,955	269,783

Net increase (decrease) in cash, cash equivalents and restricted cash	26,193	(73,310)	100,958
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	191,767	265,077	164,119
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$217,960	$191,767	$265,077

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(116,404)	$(95,790)	$(109,679)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$71,069	$45,392	$36,544
Transfers of completed homebuilding deliveries to properties	502,207	395,937	322,024
Property and land contributions to unconsolidated joint ventures	(35,843)	(57,203)	(132,439)
Property and land distributions from unconsolidated joint ventures	8,397	—	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	5,059	1,346	17,105
Accrued distributions to affiliates	404	—	4,834
Accrued distributions to non-affiliates	106	—	13,612

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is a Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of December 31, 2022, the Company held 58,993 single-family properties in 21 states, including 1,115 properties classified as held for sale.

AMH is the general partner of, and as of December 31, 2022 owned approximately 87.3% of the common partnership interest in, the Operating Partnership. The remaining 12.7% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

Principles of Consolidation

The consolidated financial statements present the accounts of both (i) the Company, which include AMH, the Operating Partnership and their consolidated subsidiaries, and (ii) the Operating Partnership, which include the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.

The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. Entities that are not VIEs and for which the Company owns an interest but does not consolidate are accounted for under the equity method of accounting as an investment in an unconsolidated entity and are included

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
in investments in unconsolidated joint ventures within the consolidated balance sheets. See Investments in Unconsolidated Joint Ventures below for a further discussion of the investments in unconsolidated joint ventures.

The Company consolidates VIEs in accordance with ASC 810 if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. The Company holds investments in venture capital funds and deposits with land banking entities, which were determined to be VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities. The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. As of December 31, 2022, the carrying value of the investments in these venture capital funds was $12.0 million and the Company’s maximum exposure to loss was $16.1 million, which includes all future capital funding requirements. See Land Option Contracts below for a further discussion of the deposits with land banking entities.

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

Income Taxes

AMH has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2012. We believe that we have operated, and continue to operate, in such a manner as to satisfy the requirements for qualification as a REIT. Provided that we qualify as a REIT and our distributions to our shareholders equal or exceed our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains), we generally will not be subject to U.S. federal income tax.

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

We believe that our Operating Partnership is properly treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to U.S. federal income tax on our income. Instead, each of the Operating Partnership’s partners, including AMH, is allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. As such, no provision for U.S. federal income taxes has been included for the Operating Partnership.

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50%

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2022, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. AMH had a net operating loss (“NOL”) for U.S. federal income tax purposes of an estimated $11.8 million as of December 31, 2022 and $25.4 million as of December 31, 2021. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

Investments in Real Estate

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge obtained from historical transactions, its internal construction program (the “AMH Development Program”) and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. Typically, we allocate between 10% to 30% of the purchase price of properties to land. For the year ended December 31, 2022, the Company purchased 1,605 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $571.8 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

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

Single-family Properties Held for Sale and Discontinued Operations

Single-family properties and land lots are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10, Property, Plant, and Equipment—Overall, including, but not limited to, the availability of the home for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the home within one year. Single-family properties and land lots are classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties held for sale, net within the consolidated balance sheets. As of December 31, 2022 and 2021, the Company had 1,115 and 659 single-family properties, respectively, classified as held for sale, and recorded $2.5 million, $0.2 million and $2.0 million of impairment on single-family properties held for sale for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in gain on sale and impairment of single-family properties and

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
other, net within the consolidated statements of operations. The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. During the years ended December 31, 2022, 2021 and 2020, none of the properties classified as held for sale met the criteria to be reported as a discontinued operation.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. No significant impairments on operating properties were recorded during the years ended December 31, 2022, 2021 and 2020.

Land Option Contracts

We enter into land option contracts to acquire the right to purchase land for our AMH Development Program. Under these contracts, we typically make a specified option payment or deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze these land option contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although the Company does not have legal title to the underlying land, we may be required to consolidate the related VIE if we are deemed to be the primary beneficiary. Deposits with land banking entities determined to be VIEs but not consolidated because we are not the primary beneficiary are at held at cost and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. As of December 31, 2022 and 2021, the carrying value of these deposits and the Company’s maximum exposure to loss was $14.5 million and zero, respectively.

We also consider whether the land option contracts should be accounted for as financing arrangements when the land banking entity is not consolidated under the variable interest model, as may be required if the land banking entity or other third-party acquires specific land parcels directly from us, on our behalf or at our direction or where we make improvements to the underlying land during the option period. During the year ended December 31, 2022, the Company entered into land option agreements whereby it sold land to a third party with an option to repurchase finished lots on a predetermined schedule. Because of our options to repurchase the finished lots, in accordance with ASC 606-10-55-70, we accounted for these transactions as financing arrangements rather than a sale. Consolidated land not owned is included in escrow deposits, prepaid expenses and other assets and the liability for consolidated land not owned, which represents proceeds received from the third party net of our deposits on the optioned land, is included in accounts payable and accrued expenses in the consolidated balance sheets (see Note 5. Escrow Deposits, Prepaid Expenses and Other Assets and Note 8. Accounts Payable and Accrued Expenses).

Commercial Office Leases

We lease commercial office space from third parties for use in our corporate and property management operations. Commercial office leases are accounted for as operating leases in accordance with ASC 842, Leases, which requires us to recognize right-of-use assets and lease liabilities within the consolidated balance sheets for the rights and obligations created from these leases. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is generally not determinable, the right-of-use assets and lease liabilities are measured using our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Lease expense for operating leases is recognized on a straight-line basis over the expected lease term in general and administrative expense within the consolidated statements of operations.

We elected the short-term lease measurement and recognition exemption and do not establish right-of-use assets or lease liabilities for operating leases with terms of twelve months or less. We also elected the practical expedient allowing us to avoid separating non-lease components from the associated lease component for our commercial office leases. The right-of-use assets and lease liabilities are

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
presented in escrow deposits, prepaid expenses and other assets and accounts payable and accrued expenses, respectively, within the consolidated balance sheets.

Depreciation and Amortization

Depreciation is computed on a straight-line basis over the estimated useful lives of buildings, improvements and other assets. Buildings are depreciated over 30 years and improvements and other assets are depreciated over their estimated economic useful lives, generally three to 30 years.

Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2022, 2021 and 2020.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company’s management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and whether or not there has been a sustained decrease in the Company’s stock price. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. Based on our assessment of qualitative factors on December 31, 2022, we concluded it was more likely than not that the Company’s recorded goodwill balance of $120.3 million was not impaired and did not perform the quantitative test. No goodwill impairment was recorded during the years ended December 31, 2022, 2021 and 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the Company’s and the Operating Partnership’s consolidated statements of cash flows to the corresponding financial statement line items in the consolidated balance sheets (amounts in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$69,155	$48,198	$137,060
Restricted cash	148,805	143,569	128,017
Total cash, cash equivalents and restricted cash	$217,960	$191,767	$265,077

Escrow Deposits

Escrow deposits include refundable and non-refundable cash earnest money deposits for the purchase of properties and deposits related to land option contracts (see Land Option Contracts above). In addition, escrow deposits include amounts paid for single-family properties in certain states which require a judicial order when the risks and rewards of ownership of the property are transferred and the purchase is finalized.

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

Notes Receivable, Net

The Company obtained promissory notes in connection with two bulk dispositions of our single-family properties. The promissory note obtained during the second quarter of 2019 was paid in full during the year ended December 31, 2022 and the promissory note obtained during the first quarter of 2017 matured in the first quarter of 2022 and is still being actively collected. The promissory notes are secured by first priority mortgages on the disposed homes, contain certain covenants and require monthly or quarterly interest payments with the full principal due at maturity.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists primarily of trade payables, accrued interest, distribution payables, resident security deposits, prepaid rent, construction and maintenance liabilities, HOA fees, operating lease liabilities and property tax accruals as of the end of the respective period presented. It also consists of liabilities for consolidated land not owned (see Land Option Contracts above) and contingent loss accruals, if any, when such losses are both probable and estimable. When it is reasonably possible that a significant contingent loss has occurred, we disclose the nature of the potential loss and, if estimable, a range of exposure.

Share-Based Compensation

Our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan (collectively, the “Plans”) are accounted for under the provisions of ASC 718, Compensation—Stock Compensation. Noncash share-based compensation costs related to options to purchase our Class A common shares, restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”) issued to members of the Company’s board of trustees and employees is based on the fair value of the options, RSUs and PSUs on the grant date and generally amortized over the service period. At the time of grant, the Company takes into consideration the timing of the equity award and evaluates for conditions that could result in the award to be considered spring-loaded, in which case the fair value would be adjusted.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
During the years ended December 31, 2022, 2021 and 2020, the Company did not grant equity awards that would be considered spring-loaded. Forfeitures are recognized as they occur.

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

Segment Reporting

During the year ended December 31, 2022, the Company reassessed its operating segments as a result of changes in information presented to its chief operating decision maker (“CODM”). We operate in one operating segment with activities related to acquiring, renovating, developing, leasing and managing single-family homes as rental properties. ASC 280, Segment Reporting, requires the use of the “management approach” to align segment reporting with our internal reporting, and our CODM regularly reviews core funds from operations at the total portfolio level as the primary measure for assessing the Company’s performance and allocating resources. Property acquisition and disposition decisions are made at the individual property level and development decisions are made at the community level across a geographically diversified portfolio based on criteria consistent with our objective of generating attractive risk-adjusted returns for our shareholders.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 3. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Occupied single-family properties	$9,419,098	$8,522,080
Single-family properties leased, not yet occupied	52,325	77,221
Single-family properties in turnover process	281,356	184,170
Single-family properties recently renovated or developed	182,336	126,379
Single-family properties newly acquired and under renovation	3,557	337,643
Single-family properties in operation, net	9,938,672	9,247,493
Development land	631,539	549,653
Single-family properties under development	555,682	332,506
Single-family properties held for sale, net	198,716	114,907
Total real estate assets, net	$11,324,609	$10,244,559

Depreciation expense related to single-family properties was $410.4 million, $357.8 million and $330.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Hurricane Ian impacted certain properties primarily located in Florida, South Carolina and North Carolina during the year ended December 31, 2022. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2022, the Company recognized $8.9 million in gross charges primarily related to an estimated accrual for minor repair and remediation costs, partially offset by an estimated $2.8 million of related insurance claims that we believe is probable we will recover. The $6.1 million of net charges are included in hurricane-related charges, net within the consolidated statement of operations for year ended December 31, 2022.

The following table summarizes the Company’s dispositions of single-family properties and land for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands, except property data):

	For the Years Ended December 31,
	2022	2021	2020
Single-family properties:
Properties sold	987	481	1,047
Net proceeds (1)	$288,030	$130,825	$228,495
Net gain on sale	$140,537	$50,543	$47,187
Land:
Net proceeds	$4,479	$1,247	$71
Net gain on sale	$777	$136	$7
(1)Net proceeds are net of deductions for working capital prorations.

Note 4. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $202.6 million, $178.3 million and $160.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Variable lease payments for fees from single-family properties were $27.0 million, $22.6 million and $16.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of December 31, 2022 (amounts in thousands):

December 31, 2022
2023	$693,989
2024	37,521
2025	32
Total	$731,542

Rent and other receivables included $5.0 million of insurance claims receivables related to Hurricane Ian and Winter Storm Elliott as of December 31, 2022 and $1.9 million of insurance claims receivables related to Winter Storm Uri as of December 31, 2021. The Company collected $2.0 million and $4.8 million in proceeds from storm-related insurance claims during the years ended December 31, 2022 and 2021, respectively, and collected $4.0 million in proceeds from insurance claims related to legal recoveries and $3.7 million in proceeds from hurricane-related insurance claims during the year ended December 31, 2020.

Note 5. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Consolidated land not owned (see Note 2)	$108,114	$—
Escrow deposits, prepaid expenses and other	105,811	88,414
Commercial real estate, software, vehicles and FF&E, net	85,772	62,462
Operating lease right-of-use assets	19,129	17,269
Deferred costs and other intangibles, net	10,237	13,134
Notes receivable, net	2,383	35,346
Total	$331,446	$216,625

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $13.4 million, $11.2 million and $8.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Deferred leasing costs	$2,375	$3,090
Deferred financing costs	22,491	22,491
	24,866	25,581
Less: accumulated amortization	(14,629)	(12,447)
Total	$10,237	$13,134

Amortization expense related to deferred leasing costs was $2.7 million, $3.9 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in depreciation and amortization within the consolidated statements of operations. Amortization of deferred financing costs that relate to our revolving credit facility was $2.7 million, $2.5 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in gross interest, prior to interest capitalization (see Note 7. Debt).

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2022 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
2023	$1,279	$2,722	$4,001
2024	—	2,730	2,730
2025	—	2,722	2,722
2026	—	784	784
Total	$1,279	$8,958	$10,237

Note 6. Investments in Unconsolidated Joint Ventures

As of December 31, 2022, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the consolidated statements of operations.

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

During the first quarter of 2020, the Company entered into a $253.1 million strategic joint venture, which has an evergreen term, with institutional investors advised by J.P. Morgan Asset Management (the “J.P. Morgan JV”) focused on constructing and operating newly built rental homes, which was subsequently upsized to $625.0 million during the second quarter of 2020. Subsequent to December 31, 2022, the parties agreed to reinvest proceeds from debt financing obtained in the first quarter of 2022 (see below) to increase the size of the partnership up to approximately $900.0 million. The changes do not impact the accounting treatment of the joint venture.

The following table summarizes our investments in unconsolidated joint ventures (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at December 31, 2022	Completed Homes at December 31, 2022	Balances at December 31, 2022	Balances at December 31, 2021
Alaska JV	20%	259	$18,890	$22,658
Institutional Investor JV	20%	967	16,567	28,695
J.P. Morgan JV	20%	1,314	71,890	70,597
		2,540	$107,347	$121,950

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $13.9 million, $10.3 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in other income and expense, net within the consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the consolidated balance sheets.

During the first quarter of 2022, the Company acquired 200 properties in a bulk transaction from the Institutional Investor JV for total consideration of $74.6 million, of which (i) $66.2 million was paid in cash and included in cash paid for single-family properties in the consolidated statements of cash flows and (ii) $8.4 million was recorded as a noncash distribution resulting in a reduction to our equity method investment. The transaction was accounted for as an asset acquisition and resulted in a gain on sale at the Institutional Investor

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
JV. Recognition of our pro rata portion of the gain on sale has been deferred by reducing the carrying value of the acquired properties in our consolidated balance sheets.

During the third quarter of 2020, the Institutional Investor JV entered into a loan agreement to borrow up to a $201.0 million aggregate commitment that bore interest at the London Inter-Bank Offered Rate (“LIBOR”) plus a 3.50% margin. The Institutional Investor JV amended its loan agreement during the third quarter of 2022 to increase its borrowing capacity to $250.0 million. The amended loan bears interest at an adjusted Secured Overnight Financing Rate (“SOFR”) plus a 2.40% margin during the during the initial two-year term and matures on July 1, 2024. The amended loan agreement provides for two one-year extension options that include additional fees and interest. As of December 31, 2022, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

During the first quarter of 2022, the J.P. Morgan JV entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. The loan bears interest at an adjusted SOFR plus a 1.50% margin during the initial three-year term and matures on January 28, 2025. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of December 31, 2022, the J.P. Morgan JV’s loan had a $260.3 million outstanding principal balance.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 7. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of December 31, 2022 and 2021 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2022	December 31, 2021
AMH 2014-SFR2 securitization	4.42%	October 9, 2024	$468,138	$473,594
AMH 2014-SFR3 securitization	4.40%	December 9, 2024	482,964	488,790
AMH 2015-SFR1 securitization (2)	4.14%	April 9, 2045	508,672	514,868
AMH 2015-SFR2 securitization (3)	4.36%	October 9, 2045	441,854	446,929
Total asset-backed securitizations			1,901,628	1,924,181
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	—
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	—
Revolving credit facility (6)	5.29%	April 15, 2026	130,000	350,000
Total debt			4,581,628	3,924,181
Unamortized discounts on unsecured senior notes			(36,099)	(15,561)
Deferred financing costs, net (7)			(29,531)	(28,142)
Total debt per balance sheet			$4,515,998	$3,880,478
(1)Interest rates are rounded and as of December 31, 2022. Unless otherwise stated, interest rates are fixed percentages.
(2)The AMH 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025.
(3)The AMH 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025.
(4)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(5)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion, and the Company had approximately $4.0 million and $1.6 million committed to outstanding letters of credit that reduced our borrowing capacity as of December 31, 2022 and 2021, respectively. The revolving credit facility bears interest at LIBOR plus 0.90% as of December 31, 2022.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $6.8 million, $6.1 million and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of December 31, 2022 (amounts in thousands):

Debt Maturities
2023	$20,714
2024	950,992
2025	10,302
2026	140,302
2027	10,302
Thereafter	3,449,016
Total debt	$4,581,628

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Encumbered Properties

The following table displays the number of properties pledged as collateral for the Company’s asset-backed securitization loans and the aggregate net book values as of December 31, 2022 and 2021 (amounts in thousands, except property data):

	December 31, 2022		December 31, 2021
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
AMH 2014-SFR2 securitization	4,530	$550,581	4,526	$559,257
AMH 2014-SFR3 securitization	4,563	598,189	4,570	605,420
AMH 2015-SFR1 securitization	4,691	596,236	4,690	606,385
AMH 2015-SFR2 securitization	4,168	554,608	4,168	562,443
Total encumbered properties	17,952	$2,299,614	17,954	$2,333,505

Asset-backed Securitizations

The Company completed multiple asset-backed securitizations, all of which have certain general characteristics in common. The asset-backed securitization transactions resulted in newly-formed special purpose entities (the “Borrowers”), which entered into loans with third-party lenders. The Borrowers are each wholly owned by respective special purpose entities (the “Equity Owners”), which are wholly owned by the Operating Partnership. The loans were represented by promissory notes that were immediately transferred by the third-party lenders to subsidiaries of the Company and then to Real Estate Mortgage Investment Conduit (“REMIC”) trusts in exchange for single-family rental pass-through certificates representing the beneficial ownership interests in the respective loans and trusts. Upon receipt of the certificates, the subsidiaries sold the certificates to investors. The principal amount of each class of certificates corresponds to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest. The loans require monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount of the loans.

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

AMH 2014-SFR2 Securitization

The AMH 2014-SFR2 securitization completed during the third quarter of 2014 is a fixed-rate loan for $513.3 million with a 10-year term maturing on October 9, 2024 and has a duration-adjusted weighted-average interest rate of 4.42%. The loan was originally secured by first priority mortgages on a portfolio of 4,487 single-family residential properties. In addition to the single-family rental pass-through certificates sold to third parties, the Company acquired all of the Class F certificates, which bear no interest, for $25.7

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
million. The Company evaluated the purchased Class F certificates as a variable interest in the trust and concluded that the Class F certificates will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. The Company also concluded that the Class F certificates do not provide the Company with an ability to direct activities that could impact the trust’s economic performance. The Company does not consolidate the trust and the $25.7 million of purchased Class F certificates are reflected as asset-backed securitization certificates in the Company’s consolidated balance sheets and as amounts due from affiliates in the Operating Partnership’s consolidated balance sheets. Gross proceeds to the Company from the transaction, after purchase of the Class F certificates, were $487.7 million, before issuance costs of $12.9 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

AMH 2014-SFR3 Securitization

The AMH 2014-SFR3 securitization completed during the fourth quarter of 2014 is a fixed-rate loan for $528.4 million with a 10-year term maturing on December 9, 2024 and has a duration-adjusted weighted-average interest rate of 4.40%. The loan was originally secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the Borrower. Gross proceeds from the transaction were $528.4 million, before issuance costs of $12.9 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

AMH 2015-SFR1 Securitization

The AMH 2015-SFR1 securitization completed during the first quarter of 2015 is a fixed-rate loan for $552.8 million with a 30-year term maturing on April 9, 2045 and has a duration-adjusted weighted-average interest rate of 4.14%. The loan was originally secured by first priority mortgages on a pool of 4,661 single-family residential properties owned by the Borrower and has an anticipated repayment date of April 9, 2025. Gross proceeds from the transaction were $552.8 million, before issuance costs of $13.3 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

AMH 2015-SFR2 Securitization

The AMH 2015-SFR2 securitization completed during the third quarter of 2015 is a fixed-rate loan for $477.7 million with a 30-year term maturing on October 9, 2045 and has a duration-adjusted weighted-average interest rate of 4.36%. The loan was originally secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the Borrower and has an anticipated repayment date of October 9, 2025. Gross proceeds from the transaction were $477.7 million, before issuance costs of $11.3 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

Unsecured Senior Notes

During the second quarter of 2022, the Operating Partnership issued $600.0 million of 3.625% unsecured senior notes with a maturity date of April 15, 2032 (the “2032 Notes”) and $300.0 million of 4.300% unsecured senior notes with a maturity date of April 15, 2052 (the “2052 Notes” and, together with the 2032 Notes, the “2032 and 2052 Notes”). Interest on the 2032 and 2052 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2022. The Operating Partnership received aggregate net proceeds of $870.3 million from these issuances, after underwriting fees of approximately $6.5 million and a $23.2 million discount, and before offering costs of approximately $1.7 million. The Operating Partnership used net proceeds from this offering to repay amounts outstanding on its revolving credit facility, for the redemption of its Series F perpetual preferred shares and for general corporate purposes. The Operating Partnership may redeem the 2032 and 2052 Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indentures with respect to the 2032 and 2052 Notes. If the 2032 Notes are redeemed on or after January 15, 2032 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. If the 2052 Notes are redeemed on or after October 15, 2051 (six months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the third quarter of 2021, the Operating Partnership issued $450.0 million of 2.375% unsecured senior notes with a maturity date of July 15, 2031 (the “2031 Notes”) and $300.0 million of 3.375% unsecured senior notes with a maturity date of July 15, 2051 (the “2051 Notes” and, together with the 2031 Notes, the “2031 and 2051 Notes”). Interest on the 2031 and 2051 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, which commenced on January 15, 2022. The Operating Partnership received aggregate net proceeds of $731.6 million from these issuances, after underwriting fees of approximately $5.6 million and a

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
$12.8 million discount, and before offering costs of $1.4 million. The Operating Partnership used the net proceeds from this offering to repay amounts outstanding on its revolving credit facility and for general corporate purposes, including, without limitation, property acquisitions and developments, the expansion, redevelopment and/or improvement of existing properties in the Operating Partnership’s portfolio, other capital expenditures, the redemption of its preferred shares, the repayment of outstanding indebtedness, working capital and other general purposes. The Operating Partnership may redeem the 2031 and 2051 Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indentures with respect to the 2031 and 2051 Notes. If the 2031 Notes are redeemed on or after April 15, 2031 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. If the 2051 Notes are redeemed on or after January 15, 2051 (six months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. Including the effect of a cash flow hedging instrument settled during the second quarter of 2021 (see Note 12. Fair Value), the 2031 Notes yield an effective interest rate of 2.46%.

During the first quarter of 2019, the Operating Partnership issued $400.0 million of 4.90% unsecured senior notes with a maturity date of February 15, 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on August 15, 2019. The Operating Partnership received net proceeds of $395.3 million from this issuance, after underwriting fees of approximately $2.6 million and a $2.1 million discount, and before offering costs of $1.0 million. The Operating Partnership used the net proceeds from this issuance to repay amounts outstanding on our revolving credit facility and for general corporate purposes. The Operating Partnership may redeem the 2029 Notes at any time, in whole or in part, at the applicable redemption price specified in the indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after November 15, 2028 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

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

The 2028 Notes, 2029 Notes, 2031 Notes, 2032 Notes, 2051 Notes and 2052 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indentures require that we maintain certain financial covenants.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes and (ii) capitalized interest for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Gross interest cost	$186,956	$148,689	$137,034
Capitalized interest	(52,085)	(33,796)	(19,996)
Interest expense	$134,871	$114,893	$117,038

Note 8. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Resident security deposits	$119,386	$105,809
Accrued construction and maintenance liabilities	86,775	50,655
Liability for consolidated land not owned (see Note 2)	69,434	—
Accrued property taxes	51,586	52,545
Accrued interest	40,126	33,332
Prepaid rent	26,922	31,190
Operating lease liabilities	20,755	18,723
Accounts payable	5,719	1,113
Other accrued liabilities	63,700	50,159
Total	$484,403	$343,526

Note 9. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Shares / Units

Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for AMH’s Class A common shares on a one-for-one basis. AMH owned 87.3% and 86.8% of the total 404,893,881 and 389,374,771 Class A units outstanding as of December 31, 2022 and 2021, respectively.

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “2022 Forward Sale Agreements”) for these 13,000,000 shares which are accounted for in equity. The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third quarter of 2022, the Company issued and physically settled 5,000,000 Class A common shares under the 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. The Company used these net proceeds to repay indebtedness under its revolving credit facility and for general corporate purposes. As of December 31, 2022, 8,000,000 Class A common shares remained available for future settlement under the 2022 Forward Sale Agreements. In January 2023, the Company issued and

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
physically settled the remaining 8,000,000 Class A common shares, receiving net proceeds of $298.4 million. The Company used these net proceeds to repay indebtedness under its revolving credit facility and for general corporate purposes.

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

At-the-Market Common Share Offering Program
During the second quarter of 2020, the Company extended its at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the year ended December 31, 2022, no shares were issued under the At-the-Market Program. During the year ended December 31, 2021, the Company issued 1,749,286 Class A common shares under the At-the-Market Program, raising $72.3 million in gross proceeds before commissions and other expenses of approximately $1.1 million. During the year ended December 31, 2020, the Company issued 86,130 Class A common shares under the At-the-Market Program, raising $2.4 million in gross proceeds before commissions and other expenses of approximately $0.4 million. As of December 31, 2022, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2022, 2021 and 2020, we did not repurchase and retire any of our Class A common shares or preferred shares. As of December 31, 2022, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Class B Common Shares

Former American Homes 4 Rent, LLC (“AH LLC”) members received 635,075 Class B common shares in connection with their contributions of properties and funds to the Company. The Operating Partnership issued an equivalent number of corresponding Class A units to AMH in exchange for the proceeds and properties contributed in the transaction. Each Class B common share generally entitles the holder to 50 votes on all matters that the holders of Class A common shares are entitled to vote. The issuance of Class B common shares to former AH LLC members allows former AH LLC members a voting right associated with their investment in the Company no greater than if they had solely received Class A common shares. Additionally, when the voting interest from Class A common shares and Class B common shares are added together, a shareholder is limited to a 30% total voting interest. Each Class B common share has the same economic interest as a Class A common share.

Perpetual Preferred Shares / Units

As of December 31, 2022 and 2021, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				December 31, 2022		December 31, 2021
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series F perpetual preferred shares	April 24, 2017	April 24, 2022	5.875%	—	$—	6,200,000	$155,000
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	115,000	4,600,000	115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	15,400,000	$385,000

Perpetual preferred shares represent non-voting preferred equity interests in the Company and entitle holders to a cumulative annual cash dividend, based on the respective dividend rate in the table above, which is applied to the liquidation preference at issuance of $25.00 per share. The Operating Partnership issues an equivalent number of corresponding perpetual preferred units for the given class to AMH in exchange for the net proceeds from the share issuances. The Company may, at its option, redeem the perpetual preferred shares for cash, in whole or in part, from time to time, at any time on or after the earliest redemption date shown in the table above or within 120 days after the occurrence of a change in control at a redemption price equal to the $25.00 per share liquidation preference, plus any accumulated and unpaid dividends.

During the second quarter of 2022, the Company redeemed all 6,200,000 shares of the outstanding 5.875% Series F perpetual preferred shares, $0.01 par value per share, for cash at the liquidation preference of $25.00 per share plus any accrued and unpaid dividends in accordance with the terms of such shares. The Operating Partnership also redeemed its corresponding Series F perpetual preferred units. As a result of the redemption, the Company recorded a $5.3 million allocation of income to the Series F perpetual preferred shareholders within the consolidated statements of operations during the year ended December 31, 2022, which represents the initial liquidation value of the Series F perpetual preferred shares in excess of its carrying value as of the redemption date.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Distributions

As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. AMH had an NOL for U.S. federal income tax purposes of an estimated $11.8 million as of December 31, 2022 and $25.4 million as of December 31, 2021. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

No distributions can be paid on our Class A and Class B common shares unless we have first paid all cumulative distributions on our Series G and Series H perpetual preferred shares. The distribution preference of our Series G and Series H perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares.

The Company’s board of trustees declared the following distributions during the years ended December 31, 2022, 2021 and 2020. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Years Ended December 31,
	2022	2021	2020
Class A and Class B common shares	$0.72	$0.40	$0.20
6.500% Series D perpetual preferred shares (1)	—	0.70	1.63
6.350% Series E perpetual preferred shares (2)	—	0.79	1.59
5.875% Series F perpetual preferred shares (3)	0.51	1.47	1.47
5.875% Series G perpetual preferred shares	1.47	1.47	1.47
6.250% Series H perpetual preferred shares	1.56	1.56	1.56
(1)The 6.500% Series D perpetual preferred shares were redeemed on June 7, 2021 and the distributions for the year ended December 31, 2021 include the accrued and unpaid dividends paid to shareholders as part of the redemption.
(2)The 6.350% Series E perpetual preferred shares were redeemed on June 30, 2021.
(3)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022 and the distributions for the year ended December 31, 2022 include the accrued and unpaid dividends paid to shareholders as part of the redemption.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.5% and 13.0%, of the total 404,893,881 and 389,374,771 Class A units in the Operating Partnership as of December 31, 2022 and 2021, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.2% of the total 404,893,881 and 389,374,771 Class A units in the Operating Partnership as of December 31, 2022 and 2021, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s consolidated balance sheets and limited partner capital in the Operating Partnership’s consolidated balance sheets.
Note 10. Share-Based Compensation

2021 Equity Incentive Plan

During the second quarter of 2021, the Company’s shareholders approved and the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”) and provides for the issuance of up to 9,544,095 Class A common shares (including shares that remained available for future awards under the 2012 Plan as of the effective date of the 2021 Plan and shares related to outstanding awards under the 2012 Plan that may become available after expiration, forfeiture or cancellation of such awards). The 2021 Plan provides for the issuance of Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, RSUs, unrestricted shares, dividend equivalent rights and performance-based awards. The 2021 Plan terminates in May 2031, unless terminated earlier by the Company’s board of trustees. When the Company issues Class A common shares under the 2021 Plan, the Operating Partnership issues an equivalent number of Class A units to AMH.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

During the years ended December 31, 2022, 2021 and 2020, employees were granted RSUs that vest over a one- to three-year service period and non-management trustees were granted RSUs that vest over a one-year service period. Options expire 10 years from the date of grant.

During the years ended December 31, 2022 and 2021, certain senior employees were granted PSUs that cliff vest at the end of a three-year service period. The performance conditions of the PSUs are measured over the three-year performance period January 1, 2022 through December 31, 2024 for PSUs granted during the year ended December 31, 2022 and January 1, 2021 through December 31, 2023 for PSUs granted during the year ended December 31, 2021. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

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

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2022, 2021 and 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (amounts in thousands)
Options outstanding at December 31, 2019	1,529,800	$17.40	5.3	$13,479
Granted	—	—
Exercised	(426,150)	16.55		4,911
Forfeited	(13,350)	21.89
Options outstanding at December 31, 2020	1,090,300	$17.68	4.5	$13,436
Granted	—	—
Exercised	(266,000)	17.01		5,625
Forfeited	—	—
Options outstanding at December 31, 2021	824,300	$17.89	3.7	$21,200
Granted	—	—
Exercised	(93,750)	17.26		1,782
Forfeited	—	—
Options outstanding at December 31, 2022	730,550	$17.97	3.0	$8,889
Options exercisable at December 31, 2022	725,550	$17.96	3.0	$8,841
(1)Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the grant price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2022, 2021 and 2020:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2019	599,109	$21.71
Awarded	470,147	27.38
Vested	(316,186)	23.61
Forfeited	(101,533)	23.93
RSUs outstanding at December 31, 2020	651,537	$24.53
Awarded	651,898	32.69
Vested	(209,824)	23.15
Forfeited	(43,012)	28.41
RSUs outstanding at December 31, 2021	1,050,599	$29.71
Awarded	466,802	39.52
Vested	(439,643)	29.41
Forfeited	(53,036)	35.85
RSUs outstanding at December 31, 2022	1,024,722	$33.99

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2022 and 2021:

	Performance-Based Restricted Share Units	Weighted-Average Grant Date Fair Value
PSUs outstanding at December 31, 2020	—	$—
Awarded	92,319	34.83
Vested	—	—
Forfeited	—	—
PSUs outstanding at December 31, 2021	92,319	$34.83
Awarded	202,104	43.91
Vested	—	—
Forfeited	—	—
PSUs outstanding at December 31, 2022	294,423	$41.07

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	2022	2021
Expected term (years)	3.0	3.0
Dividend yield	1.03%	0.67%
Estimated volatility (1)	27.62%	28.48%
Risk-free interest rate	1.39%	0.2%
(1)Estimated volatility for the performance period is based on 50% historical volatility and 50% implied volatility.

2021 Employee Stock Purchase Plan

During the second quarter of 2021, the Company’s shareholders approved and the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which provides for the issuance of 3,000,000 Class A common shares. The 2021 ESPP terminates in June 2031 or the date on which there are no longer any Class A common shares available for issuance. The 2021 ESPP allows employees to acquire the Company’s Class A common shares through payroll deductions, subject to maximum purchase limitations, during six-month purchase periods. The purchase price for Class A common shares may be set at a maximum discount equal to 85% of the lower of the closing price of the Company’s Class A common shares on the first day or the last day of the applicable purchase period. When the Company issues Class A common shares under the 2021 ESPP, the Operating Partnership issues an equivalent number of Class A units to AMH.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
General and administrative expense	$15,318	$9,361	$6,573
Property management expenses	3,861	3,004	1,745
Acquisition and other transaction costs	8,129	5,427	1,516
Total noncash share-based compensation expense	$27,308	$17,792	$9,834

As of December 31, 2022, the unrecognized compensation expense for unvested RSUs and PSUs was $14.9 million and $5.0 million, respectively. The unrecognized compensation expense for unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.4 years and 1.8 years, respectively.

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands, except share and per share data):

	For the Years Ended December 31,
	2022	2021	2020
Numerator:
Net income	$310,025	$210,559	$154,829
Less:
Noncontrolling interest	36,887	21,467	14,455
Dividends on preferred shares	17,081	37,923	55,128
Redemption of perpetual preferred shares	5,276	15,879	—
Allocation to participating securities (1)	767	418	217
Numerator for income per common share–basic and diluted	$250,014	$134,872	$85,029

Denominator:
Weighted-average common shares outstanding–basic	349,290,848	324,245,168	306,613,197
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	496,244	1,273,123	461,550
Weighted-average common shares outstanding–diluted (3)	349,787,092	325,518,291	307,074,747

Net income per common share:
Basic	$0.72	$0.42	$0.28
Diluted	$0.71	$0.41	$0.28
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of forward sale equity contracts under the treasury stock method (see Note 9. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands, except unit and per unit data):

	For the Years Ended December 31,
	2022	2021	2020
Numerator:
Net income	$310,025	$210,559	$154,829
Less:
Preferred distributions	17,081	37,923	55,128
Redemption of perpetual preferred units	5,276	15,879	—
Allocation to participating securities (1)	767	418	217
Numerator for income per common unit–basic and diluted	$286,901	$156,339	$99,484

Denominator:
Weighted-average common units outstanding–basic	400,667,828	375,693,107	358,603,291
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	496,244	1,273,123	461,550
Weighted-average common units outstanding–diluted	401,164,072	376,966,230	359,064,841

Net income per common unit:
Basic	$0.72	$0.42	$0.28
Diluted	$0.71	$0.41	$0.28
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and the dilutive effect of forward sale equity contracts under the treasury stock method (see Note 9. Shareholders’ Equity / Partners’ Capital).

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The following table displays the carrying values and fair values of our debt instruments as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2014-SFR2 securitization	$465,864	$469,192	$470,039	$479,464
AMH 2014-SFR3 securitization	480,467	484,350	485,005	495,659
AMH 2015-SFR1 securitization	505,738	509,714	510,585	521,639
AMH 2015-SFR2 securitization	438,773	442,286	442,717	455,264
Total asset-backed securitizations	1,890,842	1,905,542	1,908,346	1,952,026
2028 unsecured senior notes, net	495,956	463,920	495,166	554,895
2029 unsecured senior notes, net	396,543	377,680	395,990	463,840
2031 unsecured senior notes, net	441,133	347,243	440,095	442,953
2032 unsecured senior notes, net	581,533	504,294	—	—
2051 unsecured senior notes, net	291,189	189,750	290,881	304,461
2052 unsecured senior notes, net	288,802	221,922	—	—
Total unsecured senior notes, net	2,495,156	2,104,809	1,622,132	1,766,149
Revolving credit facility	130,000	130,000	350,000	350,000
Total debt	$4,515,998	$4,140,351	$3,880,478	$4,068,175

During the first quarter of 2021, in anticipation of a debt issuance and in order to hedge interest rate risk, the Company entered into a treasury lock agreement with a notional amount of $400.0 million based on the 10-year treasury note rate at the time. The treasury lock was designated as a cash flow hedging instrument. The Company settled the treasury lock during the second quarter of 2021 in connection with the pricing of the 2031 Notes (see Note 7. Debt), which resulted in a $4.0 million loss recorded in other comprehensive loss at the time that will be reclassified into earnings as an increase to interest expense over the 10-year term of the 2031 Notes. The treasury lock was the only financial instrument recorded at fair value on a recurring basis in the consolidated financial statements and was classified as Level 2 within the fair value hierarchy as its fair value was estimated using observable inputs based on the 10-year treasury note rate.

Note 13. Related Party Transactions

As of December 31, 2022 and 2021, affiliates owned approximately 12.9% and 13.5%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of December 31, 2022 and 2021) an approximate 23.9% and 24.8% interest as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AMH, which is included in amounts due from affiliates on the Operating Partnership’s consolidated balance sheets.

See Note 6. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space from third parties for our corporate and property management operations under non-cancelable operating lease agreements. Our operating leases have remaining lease terms of one to nine years before any unexercised options to extend. For the years ended December 31, 2022, 2021 and 2020, operating lease costs were as follows (amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Lease costs	$3,897	$3,957	$3,447

Other information related to our operating lease terms and discount rates were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	6.6 years	7.9 years
Weighted-average discount rate	2.6%	2.8%

Future lease obligations for our operating leases as of December 31, 2022 were as follows (amounts in thousands):

Operating Lease Obligations
2023	$3,917
2024	3,889
2025	3,526
2026	2,703
2027	2,276
Thereafter	6,453
Total lease payments	22,764
Less: imputed interest	(2,009)
Operating lease liabilities	$20,755

Other Commitments

As of December 31, 2022, the Company had commitments to acquire 52 single-family properties for an aggregate purchase price of $12.3 million, as well as $228.9 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of December 31, 2022, the Company had sales in escrow for approximately 237 of our single-family properties and 50 of our land lots for an aggregate selling price of $73.8 million.

As of December 31, 2022, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $185.3 million.

401(k) Retirement Savings Plan

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $3.1 million, $2.5 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Note 15. Subsequent Events

Subsequent Acquisitions

From January 1, 2023 through February 17, 2023, the Company added 127 properties to its portfolio for a total cost of approximately $42.6 million, which included 123 newly constructed properties delivered through our AMH Development Program and four newly constructed homes acquired from third-party developers through our National Builder Program.

Subsequent Dispositions

From January 1, 2023 through February 17, 2023, the Company disposed of 319 properties for aggregate net proceeds of approximately $87.4 million.

Revolving Credit Facility

From January 1, 2023 through February 17, 2023, the Company paid down $130.0 million under its revolving credit facility, resulting in zero outstanding borrowings under its revolving credit facility as of February 17, 2023.

Distributions

On February 10, 2023, the Company’s board of trustees approved an increase in quarterly dividends to $0.22 per Class A and Class B common share for the first quarter of 2023. The quarterly dividends are payable on March 31, 2023 to shareholders of record on March 15, 2023.

2022 Forward Sale Agreements Settlement

In January 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $298.4 million. See Note 9. Shareholders’ Equity / Partners’ Capital.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2022

(Amounts in thousands, except number of single-family homes)			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Total Cost as of December 31, 2022 (1)
Market	Number of Single-Family Homes	Gross Book Value of Encumbered Assets	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Date of Acquisition

Single-family properties in operation
Albuquerque, NM	271	$—	$9,987	$39,974	$—	$6,122	$9,987	$46,096	$56,083	$(10,334)	$45,749	2013-2022
Atlanta, GA	5,805	204,285	209,358	869,248	—	177,486	209,358	1,046,734	1,256,092	(213,205)	1,042,887	2012-2022
Austin, TX	772	36,223	29,383	112,485	—	18,446	29,383	130,931	160,314	(33,120)	127,194	2012-2022
Boise, ID	806	8,013	34,217	155,630	—	31,339	34,217	186,969	221,186	(21,929)	199,257	2013-2022
Charleston, SC	1,524	84,115	67,492	237,371	—	40,793	67,492	278,164	345,656	(53,403)	292,253	2012-2022
Charlotte, NC	3,962	316,302	153,613	586,546	—	97,054	153,613	683,600	837,213	(162,498)	674,715	2012-2022
Cincinnati, OH	2,131	240,076	70,684	284,433	—	59,015	70,684	343,448	414,132	(99,134)	314,998	2012-2022
Colorado Springs, CO	106	—	7,895	33,259	—	3,807	7,895	37,066	44,961	(2,208)	42,753	2013-2022
Columbus, OH	2,110	145,698	65,116	272,162	—	60,014	65,116	332,176	397,292	(88,075)	309,217	2012-2022
Dallas-Fort Worth, TX	4,224	287,739	111,823	511,853	—	111,999	111,823	623,852	735,675	(190,222)	545,453	2012-2022
Denver, CO	842	—	47,993	187,797	—	26,766	47,993	214,563	262,556	(56,756)	205,800	2012-2022
Greater Chicago area, IL and IN	1,611	167,260	50,926	199,847	—	53,479	50,926	253,326	304,252	(89,845)	214,407	2012-2015
Greensboro, NC	731	54,095	22,075	99,702	—	15,854	22,075	115,556	137,631	(31,789)	105,842	2013-2022
Greenville, SC	774	74,461	22,371	115,222	—	18,782	22,371	134,004	156,375	(32,982)	123,393	2013-2022
Houston, TX	2,642	151,691	58,566	336,662	—	69,825	58,566	406,487	465,053	(119,288)	345,765	2012-2022
Indianapolis, IN	2,910	303,038	83,631	334,909	—	80,853	83,631	415,762	499,393	(127,579)	371,814	2012-2022
Inland Empire, CA	44	—	4,938	5,719	—	1,096	4,938	6,815	11,753	(1,914)	9,839	2014-2016
Jacksonville, FL	2,891	62,509	99,360	421,766	—	81,727	99,360	503,493	602,853	(103,991)	498,862	2012-2022
Knoxville, TN	449	17,855	16,286	81,245	—	10,323	16,286	91,568	107,854	(21,506)	86,348	2013-2022
Las Vegas, NV	1,854	22,437	95,701	317,284	—	80,210	95,701	397,494	493,195	(62,376)	430,819	2011-2022
Memphis, TN	688	17,374	24,166	89,211	—	17,767	24,166	106,978	131,144	(27,110)	104,034	2013-2022
Miami, FL	179	3,485	2,129	20,817	—	5,303	2,129	26,120	28,249	(9,168)	19,081	2013-2015
Milwaukee, WI	94	—	5,776	16,604	—	2,342	5,776	18,946	24,722	(6,673)	18,049	2013
Nashville, TN	3,238	235,777	140,135	542,035	—	93,629	140,135	635,664	775,799	(142,443)	633,356	2012-2022
Orlando, FL	1,867	47,245	70,966	255,720	—	52,376	70,966	308,096	379,062	(74,936)	304,126	2011-2022
Phoenix, AZ	3,405	57,352	160,653	469,853	—	81,428	160,653	551,281	711,934	(123,539)	588,395	2011-2022
Portland, OR	184	24,227	13,285	23,880	—	3,434	13,285	27,314	40,599	(7,281)	33,318	2013-2022
Raleigh, NC	2,177	227,066	78,226	304,670	—	46,270	78,226	350,940	429,166	(94,873)	334,293	2012-2022
Salt Lake City, UT	1,908	162,302	120,585	379,814	—	75,505	120,585	455,319	575,904	(86,876)	489,028	2012-2022
San Antonio, TX	1,325	61,205	40,081	178,430	—	39,546	40,081	217,976	258,057	(46,527)	211,530	2012-2022
Savannah/Hilton Head, SC	1,042	42,614	38,603	155,239	—	22,718	38,603	177,957	216,560	(35,227)	181,333	2013-2022
Seattle, WA	1,141	28,558	91,501	251,741	—	26,701	91,501	278,442	369,943	(44,313)	325,630	2012-2022
Tampa, FL	2,729	46,790	108,203	422,563	—	71,887	108,203	494,450	602,653	(112,530)	490,123	2012-2022
Tucson, AZ	598	12,408	20,207	91,191	—	17,560	20,207	108,751	128,958	(20,340)	108,618	2011-2022
Winston Salem, NC	844	44,262	21,302	104,549	—	17,004	21,302	121,553	142,855	(32,462)	110,393	2013-2022
Total Single-family properties in operation	57,878	3,186,462	2,197,233	8,509,431	—	1,618,460	2,197,233	10,127,891	12,325,124	(2,386,452)	9,938,672	2011-2022
Properties under development & development land	—	—	541,031	—	538,901	107,289	1,079,932	107,289	1,187,221	—	1,187,221
Total Single-family properties held for sale	1,115	—	51,402	148,681	3,168	38,156	54,570	186,837	241,407	(42,691)	198,716	2011-2021
Total real estate assets	58,993	$3,186,462	$2,789,666	$8,658,112	$542,069	$1,763,905	$3,331,735	$10,422,017	$13,753,752	$(2,429,143)	$11,324,609	2011-2022
(1)The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was $13.9 billion as of December 31, 2022.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2022 (continued)

Change in Total Real Estate Assets for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2022	2021	2020
Balance, beginning of period	$11,320,426	$9,999,821	$9,448,381
Acquisitions and building improvements	1,325,231	1,426,921	689,566
Dispositions	(186,498)	(95,997)	(208,540)
Write-offs	(36,614)	(23,916)	(20,843)
Impairment	(2,499)	(131)	(1,957)
Reclassifications to single-family properties held for sale, net of dispositions	(94,922)	13,728	93,214
Balance, end of period	$12,325,124	$11,320,426	$9,999,821

Change in Accumulated Depreciation for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2022	2021	2020
Balance, beginning of period	$(2,072,933)	$(1,754,433)	$(1,462,105)
Depreciation (1)	(410,413)	(357,797)	(330,192)
Dispositions	37,453	14,990	29,433
Write-offs	36,614	23,916	20,843
Reclassifications to single-family properties held for sale, net of dispositions	22,827	391	(12,412)
Balance, end of period	$(2,386,452)	$(2,072,933)	$(1,754,433)
(1)Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from three to thirty years.