Form 10-Q
period 2023-03-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2023-05-05
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
    American Homes 4 Rent ☐ Yes ☒ No                American Homes 4 Rent, L.P. ☐ Yes ☒ No
There were 361,146,292 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on May 3, 2023.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of March 31, 2023 owned approximately 87.6% of the common partnership interest in, the Operating Partnership. The remaining 12.4% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

These and other important factors, including those discussed or incorporated by reference under Part II, “Item 1A. Risk Factors,” Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Single-family properties:
Land	$2,193,499	$2,197,233
Buildings and improvements	10,186,856	10,127,891
Single-family properties in operation	12,380,355	12,325,124
Less: accumulated depreciation	(2,463,232)	(2,386,452)
Single-family properties in operation, net	9,917,123	9,938,672
Single-family properties under development and development land	1,279,089	1,187,221
Single-family properties and land held for sale, net	171,448	198,716
Total real estate assets, net	11,367,660	11,324,609
Cash and cash equivalents	255,559	69,155
Restricted cash	153,256	148,805
Rent and other receivables	49,424	47,752
Escrow deposits, prepaid expenses and other assets	339,502	331,446
Investments in unconsolidated joint ventures	108,667	107,347
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,420,013	$12,175,059

Liabilities
Revolving credit facility	$—	$130,000
Asset-backed securitizations, net	1,885,322	1,890,842
Unsecured senior notes, net	2,496,423	2,495,156
Accounts payable and accrued expenses	520,364	484,403
Total liabilities	4,902,109	5,000,401

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 361,146,292 and 352,881,826 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	3,611	3,529
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2023 and December 31, 2022)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at March 31, 2023 and December 31, 2022)	92	92
Additional paid-in capital	7,232,191	6,931,819
Accumulated deficit	(403,303)	(440,791)
Accumulated other comprehensive income	1,212	1,332
Total shareholders’ equity	6,833,809	6,495,987
Noncontrolling interest	684,095	678,671
Total equity	7,517,904	7,174,658

Total liabilities and equity	$12,420,013	$12,175,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Rents and other single-family property revenues	$397,703	$356,105

Expenses:
Property operating expenses	147,068	133,643
Property management expenses	30,800	26,034
General and administrative expense	17,855	17,282
Interest expense	35,882	27,567
Acquisition and other transaction costs	5,076	5,974
Depreciation and amortization	112,717	99,954
Total expenses	349,398	310,454

Gain on sale and impairment of single-family properties and other, net	84,659	22,044
Other income and expense, net	4,735	2,319

Net income	137,699	70,014

Noncontrolling interest	16,748	8,312
Dividends on preferred shares	3,486	5,763

Net income attributable to common shareholders	$117,465	$55,939

Weighted-average common shares outstanding:
Basic	360,353,124	345,742,526
Diluted	360,674,370	346,480,823

Net income attributable to common shareholders per share:
Basic	$0.33	$0.16
Diluted	$0.32	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$137,699	$70,014
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(141)	(141)
Other comprehensive loss	(141)	(141)
Comprehensive income	137,558	69,873
Comprehensive income attributable to noncontrolling interests	16,727	8,287
Dividends on preferred shares	3,486	5,763
Comprehensive income attributable to common shareholders	$117,345	$55,823

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2022	352,881,826	$3,529	635,075	$6	9,200,000	$92	$6,931,819	$(440,791)	$1,332	$6,495,987	$678,671	$7,174,658
Share-based compensation	—	—	—	—	—	—	5,824	—	—	5,824	—	5,824
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	264,466	2	—	—	—	—	(3,744)	—	—	(3,742)	—	(3,742)
Issuance of Class A common shares	8,000,000	80	—	—	—	—	298,292	—	—	298,372	—	298,372
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,303)	(11,303)
Common shares ($0.22 per share)	—	—	—	—	—	—	—	(79,977)	—	(79,977)	—	(79,977)
Net income	—	—	—	—	—	—	—	120,951	—	120,951	16,748	137,699
Total other comprehensive loss	—	—	—	—	—	—	—	—	(120)	(120)	(21)	(141)
Balances at March 31, 2023	361,146,292	$3,611	635,075	$6	9,200,000	$92	$7,232,191	$(403,303)	$1,212	$6,833,809	$684,095	$7,517,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$137,699	$70,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,717	99,954
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	3,043	2,453
Noncash share-based compensation	5,824	7,405
Equity in net income of unconsolidated joint ventures	(1,340)	(1,478)
Return on investment from unconsolidated joint ventures	—	2,598
Gain on sale and impairment of single-family properties and other, net	(84,659)	(22,044)
Other changes in operating assets and liabilities:
Rent and other receivables	(1,672)	(3,811)
Prepaid expenses and other assets	4,309	(6,530)
Deferred leasing costs	(808)	(535)
Accounts payable and accrued expenses	23,926	11,245
Amounts due from related parties	1,428	(529)
Net cash provided by operating activities	200,467	158,742

Investing activities
Cash paid for single-family properties	(2,923)	(288,719)
Change in escrow deposits for purchase of single-family properties	988	6,235
Net proceeds received from sales of single-family properties and other	184,510	51,407
Proceeds received from storm-related insurance claims	—	1,529
Proceeds from notes receivable related to the sale of properties	24	402
Investment in unconsolidated joint ventures	—	(5,294)
Distributions from joint ventures	10,943	22,587
Renovations to single-family properties	(8,735)	(21,721)
Recurring and other capital expenditures for single-family properties	(31,705)	(24,185)
Cash paid for development activity	(213,598)	(244,621)
Other investing activities	(12,416)	(10,384)
Net cash used for investing activities	(72,912)	(512,764)

Financing activities
Proceeds from issuance of Class A common shares	298,372	375,840
Payments of Class A common share issuance costs	—	(200)
Proceeds from issuances under share-based compensation plans	31	1,439
Payments related to tax withholding for share-based compensation	(3,773)	(4,058)
Payments on asset-backed securitizations	(6,765)	(5,876)
Proceeds from revolving credit facility	—	420,000
Payments on revolving credit facility	(130,000)	(360,000)
Proceeds from liabilities related to consolidated land not owned	—	19,794
Distributions to noncontrolling interests	(11,248)	(9,306)
Distributions to common shareholders	(79,831)	(62,635)
Distributions to preferred shareholders	(3,486)	(5,763)
Net cash provided by financing activities	63,300	369,235

Net increase in cash, cash equivalents and restricted cash	190,855	15,213
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	217,960	191,767
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$408,815	$206,980

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(39,770)	$(40,871)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$71,110	$57,500
Transfers of completed homebuilding deliveries to properties	108,792	112,911
Property and land contributions to unconsolidated joint ventures	(11,609)	(10,605)
Property and land distributions from unconsolidated joint ventures	—	8,397
Noncash right-of-use assets obtained in exchange for operating lease liabilities	—	746
Accrued distributions to affiliates	551	—
Accrued distributions to non-affiliates	128	303

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Single-family properties:
Land	$2,193,499	$2,197,233
Buildings and improvements	10,186,856	10,127,891
Single-family properties in operation	12,380,355	12,325,124
Less: accumulated depreciation	(2,463,232)	(2,386,452)
Single-family properties in operation, net	9,917,123	9,938,672
Single-family properties under development and development land	1,279,089	1,187,221
Single-family properties and land held for sale, net	171,448	198,716
Total real estate assets, net	11,367,660	11,324,609
Cash and cash equivalents	255,559	69,155
Restricted cash	153,256	148,805
Rent and other receivables	49,424	47,752
Escrow deposits, prepaid expenses and other assets	339,502	331,446
Investments in unconsolidated joint ventures	108,667	107,347
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,420,013	$12,175,059

Liabilities
Revolving credit facility	$—	$130,000
Asset-backed securitizations, net	1,885,322	1,890,842
Unsecured senior notes, net	2,496,423	2,495,156
Accounts payable and accrued expenses	520,364	484,403
Total liabilities	4,902,109	5,000,401

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (361,781,367 and 353,516,901 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	6,610,757	6,272,815
Preferred units (9,200,000 units issued and outstanding at March 31, 2023 and December 31, 2022)	221,840	221,840
Limited partner:
Common units (51,376,980 units issued and outstanding at March 31, 2023 and December 31, 2022)	683,922	678,477
Accumulated other comprehensive income	1,385	1,526
Total capital	7,517,904	7,174,658

Total liabilities and capital	$12,420,013	$12,175,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Rents and other single-family property revenues	$397,703	$356,105

Expenses:
Property operating expenses	147,068	133,643
Property management expenses	30,800	26,034
General and administrative expense	17,855	17,282
Interest expense	35,882	27,567
Acquisition and other transaction costs	5,076	5,974
Depreciation and amortization	112,717	99,954
Total expenses	349,398	310,454

Gain on sale and impairment of single-family properties and other, net	84,659	22,044
Other income and expense, net	4,735	2,319

Net income	137,699	70,014

Preferred distributions	3,486	5,763

Net income attributable to common unitholders	$134,213	$64,251

Weighted-average common units outstanding:
Basic	411,730,104	397,119,506
Diluted	412,051,350	397,857,803

Net income attributable to common unitholders per unit:
Basic	$0.33	$0.16
Diluted	$0.32	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$137,699	$70,014
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(141)	(141)
Other comprehensive loss	(141)	(141)
Comprehensive income	137,558	69,873
Preferred distributions	3,486	5,763
Comprehensive income attributable to common unitholders	$134,072	$64,110

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2022	353,516,901	$6,272,815	$221,840	51,376,980	$678,477	$1,526	$7,174,658
Share-based compensation	—	5,824	—	—	—	—	5,824
Common units issued under share-based compensation plans, net of units withheld for employee taxes	264,466	(3,742)	—	—	—	—	(3,742)
Issuance of Class A common units	8,000,000	298,372	—	—	—	—	298,372
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.22 per unit)	—	(79,977)	—	—	(11,303)	—	(91,280)
Net income	—	117,465	3,486	—	16,748	—	137,699
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at March 31, 2023	361,781,367	$6,610,757	$221,840	51,376,980	$683,922	$1,385	$7,517,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$137,699	$70,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,717	99,954
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	3,043	2,453
Noncash share-based compensation	5,824	7,405
Equity in net income of unconsolidated joint ventures	(1,340)	(1,478)
Return on investment from unconsolidated joint ventures	—	2,598
Gain on sale and impairment of single-family properties and other, net	(84,659)	(22,044)
Other changes in operating assets and liabilities:
Rent and other receivables	(1,672)	(3,811)
Prepaid expenses and other assets	4,309	(6,530)
Deferred leasing costs	(808)	(535)
Accounts payable and accrued expenses	23,926	11,245
Amounts due from related parties	1,428	(529)
Net cash provided by operating activities	200,467	158,742

Investing activities
Cash paid for single-family properties	(2,923)	(288,719)
Change in escrow deposits for purchase of single-family properties	988	6,235
Net proceeds received from sales of single-family properties and other	184,510	51,407
Proceeds received from storm-related insurance claims	—	1,529
Proceeds from notes receivable related to the sale of properties	24	402
Investment in unconsolidated joint ventures	—	(5,294)
Distributions from joint ventures	10,943	22,587
Renovations to single-family properties	(8,735)	(21,721)
Recurring and other capital expenditures for single-family properties	(31,705)	(24,185)
Cash paid for development activity	(213,598)	(244,621)
Other investing activities	(12,416)	(10,384)
Net cash used for investing activities	(72,912)	(512,764)

Financing activities
Proceeds from issuance of Class A common units	298,372	375,840
Payments of Class A common unit issuance costs	—	(200)
Proceeds from issuances under share-based compensation plans	31	1,439
Payments related to tax withholding for share-based compensation	(3,773)	(4,058)
Payments on asset-backed securitizations	(6,765)	(5,876)
Proceeds from revolving credit facility	—	420,000
Payments on revolving credit facility	(130,000)	(360,000)
Proceeds from liabilities related to consolidated land not owned	—	19,794
Distributions to common unitholders	(91,079)	(71,941)
Distributions to preferred unitholders	(3,486)	(5,763)
Net cash provided by financing activities	63,300	369,235

Net increase in cash, cash equivalents and restricted cash	190,855	15,213
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	217,960	191,767
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$408,815	$206,980

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(39,770)	$(40,871)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$71,110	$57,500
Transfers of completed homebuilding deliveries to properties	108,792	112,911
Property and land contributions to unconsolidated joint ventures	(11,609)	(10,605)
Property and land distributions from unconsolidated joint ventures	—	8,397
Noncash right-of-use assets obtained in exchange for operating lease liabilities	—	746
Accrued distributions to affiliates	551	—
Accrued distributions to non-affiliates	128	303

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of March 31, 2023, the Company held 58,639 single-family properties in 21 states, including 903 properties classified as held for sale.

AMH is the general partner of, and as of March 31, 2023 owned approximately 87.6% of the common partnership interest in, the Operating Partnership. The remaining 12.4% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The operating results for interim periods are not necessarily indicative of results for other interim periods or the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements present the accounts of both (i) the Company, which include AMH, the Operating Partnership and their consolidated subsidiaries, and (ii) the Operating Partnership, which include the Operating Partnership and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated.

The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. Entities that are not VIEs and for which the Company owns an interest and has the ability to exercise significant influence but does not control are accounted for under the equity method of accounting as an investment in an unconsolidated entity and are included in investments in unconsolidated joint ventures within the condensed consolidated balance sheets.

The Company consolidates VIEs in accordance with ASC 810 if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. The Company holds investments in venture capital funds and deposits with land banking entities that we determined are VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities.

The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of March 31, 2023, the carrying value of the investments in these venture capital funds was $12.1 million and the Company’s maximum exposure to loss was $16.1 million, which includes all future capital funding requirements.

The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of March 31, 2023, the carrying value of the deposits with land banking entities and the Company’s maximum exposure to loss was $14.5 million.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	March 31,		December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$255,559	$56,626	$69,155	$48,198
Restricted cash	153,256	150,354	148,805	143,569
Total cash, cash equivalents and restricted cash	$408,815	$206,980	$217,960	$191,767

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Occupied single-family properties	$9,549,695	$9,419,098
Single-family properties leased, not yet occupied	89,718	52,325
Single-family properties in turnover process	191,738	281,356
Single-family properties recently renovated or developed	85,972	182,336
Single-family properties newly acquired and under renovation	—	3,557
Single-family properties in operation, net	9,917,123	9,938,672
Development land	631,752	631,539
Single-family properties under development	647,337	555,682
Single-family properties and land held for sale, net	171,448	198,716
Total real estate assets, net	$11,367,660	$11,324,609

Depreciation expense related to single-family properties was $107.8 million and $96.2 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the Company’s dispositions of single-family properties and land for the three months ended March 31, 2023 and 2022 (amounts in thousands, except property data):

	For the Three Months Ended March 31,
	2023	2022
Single-family properties:
Properties sold	666	169
Net proceeds (1)	$183,584	$50,259
Net gain on sale	$85,703	$24,545
Land:
Net proceeds	$926	$1,148
Net gain on sale	$34	$278
(1)Net proceeds are net of deductions for working capital prorations.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $55.4 million and $52.3 million for the three months ended March 31, 2023 and 2022, respectively. Variable lease payments for fees from single-family properties were $7.4 million and $6.1 million for the three months ended March 31, 2023 and 2022, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of March 31, 2023 (amounts in thousands):

March 31, 2023
Remaining 2023	$631,538
2024	98,868
2025	2,256
Total	$732,662

As of March 31, 2023 and December 31, 2022, rent and other receivables included $5.9 million and $5.0 million, respectively, of insurance claims receivables related to Hurricane Ian and Winter Storm Elliott.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Consolidated land not owned	$115,391	$108,114
Escrow deposits, prepaid expenses and other	105,106	105,811
Commercial real estate, software, vehicles and FF&E, net	88,707	85,772
Operating lease right-of-use assets	18,254	19,129
Deferred costs and other intangibles, net	9,685	10,237
Notes receivable, net	2,359	2,383
Total	$339,502	$331,446

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $4.2 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Deferred leasing costs	$2,665	$2,375
Deferred financing costs	22,491	22,491
	25,156	24,866
Less: accumulated amortization	(15,471)	(14,629)
Total	$9,685	$10,237

Amortization expense related to deferred leasing costs was $0.7 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.7 million for both the three months ended March 31, 2023 and 2022, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2023 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2023	$1,273	$2,050	$3,323
2024	126	2,730	2,856
2025	—	2,722	2,722
2026	—	784	784
Total	$1,399	$8,286	$9,685

Note 7. Investments in Unconsolidated Joint Ventures

As of March 31, 2023, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

The Company entered into a joint venture with (i) the Alaska Permanent Fund Corporation (the “Alaska JV”) during the second quarter of 2014 to invest in homes acquired through traditional acquisition channels, (ii) another leading institutional investor (the “Institutional Investor JV”) during the third quarter of 2018 to invest in newly constructed single-family rental homes, and (iii) institutional investors advised by J.P. Morgan Asset Management (the “J.P. Morgan JV”) during the first quarter of 2020 focused on constructing and operating newly built rental homes. During the three months ended March 31, 2023, the parties of the J.P. Morgan JV agreed to reinvest proceeds from debt financing obtained in the first quarter of 2022 (see below) to increase the size of the partnership up to approximately $900.0 million. The changes do not impact the accounting treatment of the joint venture.

The following table summarizes our investments in unconsolidated joint ventures (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at March 31, 2023	Completed Homes at March 31, 2023	Balances at March 31, 2023	Balances at December 31, 2022
Alaska JV	20%	240	$19,970	$18,890
Institutional Investor JV	20%	999	16,526	16,567
J.P. Morgan JV	20%	1,449	72,171	71,890
		2,688	$108,667	$107,347

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $3.3 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

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

During the first quarter of 2022, the J.P. Morgan JV entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.5% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of March 31, 2023, the joint venture’s loan had a $260.3 million outstanding principal balance.

During the third quarter of 2022, the Institutional Investor JV amended its existing loan agreement to increase borrowing capacity to $250.0 million. During the initial two-year term, the loan bears interest at SOFR plus a 2.4% margin and matures on July 1, 2024. The loan agreement provides for two one-year extension options that include additional fees and interest. As of March 31, 2023, the joint venture’s loan had a $232.7 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of March 31, 2023 and December 31, 2022 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2023	December 31, 2022
AMH 2014-SFR2 securitization	4.42%	October 9, 2024	$465,963	$468,138
AMH 2014-SFR3 securitization	4.40%	December 9, 2024	481,518	482,964
AMH 2015-SFR1 securitization (2)	4.14%	April 9, 2045	507,148	508,672
AMH 2015-SFR2 securitization (3)	4.36%	October 9, 2045	440,234	441,854
Total asset-backed securitizations			1,894,863	1,901,628
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (6)	5.76%	April 15, 2026	—	130,000
Total debt			4,444,863	4,581,628
Unamortized discounts on unsecured senior notes			(35,320)	(36,099)
Deferred financing costs, net (7)			(27,798)	(29,531)
Total debt per balance sheet			$4,381,745	$4,515,998
(1)Interest rates are rounded and as of March 31, 2023. Unless otherwise stated, interest rates are fixed percentages.
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
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion, and the Company had approximately $4.0 million committed to outstanding letters of credit that reduced our borrowing capacity as of both March 31, 2023 and December 31, 2022. The revolving credit facility bears interest at the London Inter-Bank Offered Rate plus 0.90% as of March 31, 2023.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.7 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively, and is included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of March 31, 2023 (amounts in thousands):

Debt Maturities
Remaining 2023	$15,536
2024	949,974
2025	10,302
2026	10,302
2027	10,302
Thereafter	3,448,447
Total debt	$4,444,863

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Gross interest cost	$48,970	$40,461
Capitalized interest	(13,088)	(12,894)
Interest expense	$35,882	$27,567

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Resident security deposits	$121,342	$119,386
Accrued property taxes	93,051	51,586
Accrued construction and maintenance liabilities	86,856	86,775
Liability for consolidated land not owned	76,749	69,434
Prepaid rent	34,150	26,922
Accrued interest	33,195	40,126
Operating lease liabilities	19,908	20,755
Accounts payable	5,577	5,719
Other accrued liabilities	49,536	63,700
Total	$520,364	$484,403

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Share Offering

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares which were accounted for in equity. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third quarter of 2022, the Company issued and physically settled 5,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. In January 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $298.4 million, which it used to repay indebtedness under its revolving credit facility and for general corporate purposes.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2023 and 2022, no shares were issued under the At-the-Market Program. As of March 31, 2023, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2023 and 2022, we did not repurchase and retire any of our Class A common shares or preferred shares. As of March 31, 2023, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

As of March 31, 2023 and December 31, 2022, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				March 31, 2023		December 31, 2022
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	March 31, 2023	March 31, 2022
Class A and Class B common shares	$0.22	$0.18
5.875% Series F perpetual preferred shares (1)	—	0.37
5.875% Series G perpetual preferred shares	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39
(1)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.3% and 12.5%, of the total 413,158,347 and 404,893,881 Class A units in the Operating Partnership as of March 31, 2023 and December 31, 2022, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1% and 0.2%, of the total 413,158,347 and 404,893,881 Class A units in the Operating Partnership as of March 31, 2023 and December 31, 2022, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

During the three months ended March 31, 2023 and 2022, employees were granted RSUs that generally vest over a three-year service period.

During the three months ended March 31, 2023 and 2022, certain senior employees were granted performance-based restricted share units (“PSUs”) that cliff vest at the end of a three-year service period. The performance conditions of the PSUs are measured over the three-year performance period January 1, 2023 through December 31, 2025 for PSUs granted during the three months ended March 31, 2023 and January 1, 2022 through December 31, 2024 for PSUs granted during the three months ended March 31, 2022. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Options outstanding at beginning of period	730,550	824,300
Granted	—	—
Exercised	(1,875)	(18,750)
Forfeited	—	—
Options outstanding at end of period	728,675	805,550
Options exercisable at end of period	728,675	800,550

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
RSUs outstanding at beginning of period	1,024,722	1,050,599
Awarded	447,364	395,759
Vested	(374,956)	(335,826)
Forfeited	(12,543)	(19,523)
RSUs outstanding at end of period	1,084,587	1,091,009

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
PSUs outstanding at beginning of period	294,423	92,319
Awarded	227,033	202,104
Vested	—	—
Forfeited	(693)	—
PSUs outstanding at end of period	520,763	294,423

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	For the Three Months Ended March 31,
	2023	2022
Expected term (years)	3.0	3.0
Dividend yield	2.09%	1.03%
Estimated volatility (1)	27.45%	27.62%
Risk-free interest rate	4.16%	1.39%
(1)Estimated volatility for the performance period is based on 50% historical volatility and 50% implied volatility.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) provides for the issuance of up to 3,000,000 Class A common shares and allows employees to acquire the Company’s Class A common shares through payroll deductions, subject to maximum purchase limitations, during six-month purchase periods. The purchase price for Class A common shares may be set at a maximum discount equal to 85% of the lower of the closing price of the Company’s Class A common shares on the first day or the last day of the applicable purchase period. The 2021 ESPP terminates in June 2031 or the date on which there are no longer any Class A common shares available for issuance. When the Company issues Class A common shares under the 2021 ESPP, the Operating Partnership issues an equivalent number of Class A units to AMH.

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
General and administrative expense	$3,743	$4,030
Property management expenses	1,066	999
Acquisition and other transaction costs	1,015	2,376
Total noncash share-based compensation expense	$5,824	$7,405

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three months ended March 31, 2023 and 2022 (amounts in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$137,699	$70,014
Less:
Noncontrolling interest	16,748	8,312
Dividends on preferred shares	3,486	5,763
Allocation to participating securities (1)	328	197
Numerator for income per common share–basic and diluted	$117,137	$55,742

Denominator:
Weighted-average common shares outstanding–basic	360,353,124	345,742,526
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	321,246	738,297
Weighted-average common shares outstanding–diluted (3)	360,674,370	346,480,823

Net income per common share:
Basic	$0.33	$0.16
Diluted	$0.32	$0.16
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options for the three months ended March 31, 2023 and 2022 and the dilutive effect of forward sale equity contracts under the treasury stock method for the three months ended March 31, 2022 (see Note 10. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three months ended March 31, 2023 and 2022 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$137,699	$70,014
Less:
Preferred distributions	3,486	5,763
Allocation to participating securities (1)	328	197
Numerator for income per common unit–basic and diluted	$133,885	$64,054

Denominator:
Weighted-average common units outstanding–basic	411,730,104	397,119,506
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	321,246	738,297
Weighted-average common units outstanding–diluted	412,051,350	397,857,803

Net income per common unit:
Basic	$0.33	$0.16
Diluted	$0.32	$0.16
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options for the three months ended March 31, 2023 and 2022 and the dilutive effect of forward sale equity contracts under the treasury stock method for the three months ended March 31, 2022 (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2014-SFR2 securitization	$464,006	$467,957	$465,864	$469,192
AMH 2014-SFR3 securitization	479,338	478,755	480,467	484,350
AMH 2015-SFR1 securitization	504,546	508,581	505,738	509,714
AMH 2015-SFR2 securitization	437,432	441,210	438,773	442,286
Total asset-backed securitizations	1,885,322	1,896,503	1,890,842	1,905,542
2028 unsecured senior notes, net	496,153	471,280	495,956	463,920
2029 unsecured senior notes, net	396,684	387,424	396,543	377,680
2031 unsecured senior notes, net	441,393	358,340	441,133	347,243
2032 unsecured senior notes, net	582,030	524,304	581,533	504,294
2051 unsecured senior notes, net	291,266	198,816	291,189	189,750
2052 unsecured senior notes, net	288,897	237,081	288,802	221,922
Total unsecured senior notes, net	2,496,423	2,177,245	2,495,156	2,104,809
Revolving credit facility	—	—	130,000	130,000
Total debt	$4,381,745	$4,073,748	$4,515,998	$4,140,351

Note 14. Related Party Transactions

As of March 31, 2023 and December 31, 2022, affiliates owned approximately 12.7% and 12.9%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of March 31, 2023 and December 31, 2022) an approximate 23.5% and 23.9% interest as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AMH, which is included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of March 31, 2023, the Company had commitments to acquire 42 single-family properties through our National Builder Program for an aggregate purchase price of $9.7 million, as well as $246.0 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of March 31, 2023, the Company had sales in escrow for approximately 249 of our single-family properties and 38 of our land lots for aggregate selling prices of $83.4 million.

As of March 31, 2023, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $195.2 million.

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

Note 16. Subsequent Events

Subsequent Acquisitions

From April 1, 2023 through April 30, 2023, the Company added 146 properties to its portfolio for a total cost of approximately $52.8 million, which included 145 newly constructed properties delivered through our AMH Development Program and one newly constructed home acquired from a third-party developer through our National Builder Program.

Subsequent Dispositions

From April 1, 2023 through April 30, 2023, the Company disposed of 189 properties for aggregate net proceeds of approximately $55.9 million.

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

As of March 31, 2023, we owned 58,639 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 21 states, including 903 properties held for sale, compared to 58,993 single-family properties in 21 states, including 1,115 properties held for sale, as of December 31, 2022, and 57,984 single-family properties in 22 states, including 855 properties held for sale as of March 31, 2022. As of March 31, 2023, 56,049 of our total properties (excluding properties held for sale) were occupied, compared to 55,605 of our total properties (excluding properties held for sale) as of December 31, 2022 and 54,352 of our total properties (excluding properties held for sale) as of March 31, 2022. Also, as of March 31, 2023, the Company had an additional 2,688 properties held in unconsolidated joint ventures, compared to 2,540 properties held in unconsolidated joint ventures as of December 31, 2022, and 1,849 properties held in unconsolidated joint ventures as of March 31, 2022. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of March 31, 2023:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,770	10.0%	$1,256.8	10.2%	$217,811	2,167	17.2	2016
Dallas-Fort Worth, TX	4,162	7.2%	726.1	5.9%	174,462	2,103	18.8	2014
Charlotte, NC	3,988	6.9%	852.3	6.9%	213,706	2,107	17.5	2015
Phoenix, AZ	3,387	5.9%	710.9	5.7%	209,898	1,839	18.8	2015
Nashville, TN	3,240	5.6%	780.3	6.3%	240,824	2,112	15.8	2016
Jacksonville, FL	2,923	5.1%	614.2	5.0%	210,110	1,930	14.5	2016
Indianapolis, IN	2,880	5.0%	495.9	4.0%	172,196	1,928	20.2	2014
Tampa, FL	2,746	4.8%	610.7	4.9%	222,399	1,939	15.5	2016
Houston, TX	2,548	4.4%	449.5	3.6%	176,401	2,090	17.3	2014
Raleigh, NC	2,183	3.8%	431.9	3.5%	197,846	1,889	17.1	2015
Cincinnati, OH	2,126	3.7%	414.0	3.3%	194,752	1,843	20.2	2014
Columbus, OH	2,108	3.7%	398.0	3.2%	188,816	1,869	20.8	2015
Las Vegas, NV	1,927	3.3%	522.9	4.2%	271,349	1,917	12.7	2016
Salt Lake City, UT	1,904	3.3%	575.5	4.6%	302,233	2,243	16.5	2016
Orlando, FL	1,887	3.3%	388.8	3.1%	206,036	1,901	19.1	2015
Greater Chicago area, IL and IN	1,586	2.7%	299.9	2.4%	189,106	1,867	21.6	2013
Charleston, SC	1,521	2.6%	345.6	2.8%	227,221	1,963	12.4	2017
San Antonio, TX	1,299	2.2%	254.2	2.1%	195,659	1,927	14.4	2015
Seattle, WA	1,140	2.0%	369.9	3.0%	324,506	1,995	13.3	2017
Savannah/Hilton Head, SC	1,042	1.8%	216.9	1.8%	208,192	1,889	14.5	2016
All Other (2)	7,369	12.7%	1,666.1	13.5%	226,090	1,903	17.0	2015
Total/Average	57,736	100.0%	$12,380.4	100.0%	$214,430	1,989	17.2	2015
(1)Excludes 903 single-family properties held for sale as of March 31, 2023.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of March 31, 2023:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	96.3%	$2,044	12.0	5.9	9.3%
Dallas-Fort Worth, TX	97.3%	2,096	12.0	5.8	6.6%
Charlotte, NC	96.5%	1,951	12.1	6.3	7.1%
Phoenix, AZ	96.2%	1,964	12.0	6.4	7.3%
Nashville, TN	95.7%	2,133	12.0	6.0	8.5%
Jacksonville, FL	97.0%	2,006	12.0	6.3	6.2%
Indianapolis, IN	96.3%	1,722	12.1	6.1	4.8%
Tampa, FL	97.6%	2,170	12.0	6.2	8.8%
Houston, TX	97.4%	1,906	12.0	5.6	4.9%
Raleigh, NC	95.5%	1,860	12.0	6.1	7.4%
Cincinnati, OH	96.9%	1,941	12.0	5.9	6.2%
Columbus, OH	96.5%	1,978	12.0	6.0	6.5%
Las Vegas, NV	92.2%	2,094	12.0	6.4	5.8%
Salt Lake City, UT	96.5%	2,275	12.0	5.9	5.8%
Orlando, FL	96.3%	2,104	12.0	6.3	9.3%
Greater Chicago area, IL and IN	97.7%	2,218	12.1	5.9	6.1%
Charleston, SC	97.2%	2,090	12.0	5.6	7.5%
San Antonio, TX	94.7%	1,864	12.0	5.6	4.2%
Seattle, WA	95.5%	2,509	12.0	5.9	7.5%
Savannah/Hilton Head, SC	98.2%	1,971	12.0	5.9	9.3%
All Other (6)	95.2%	2,007	12.0	5.9	6.5%
Total/Average	96.3%	$2,027	12.0	6.0	7.1%
(1)Excludes 903 single-family properties held for sale as of March 31, 2023.
(2)For the three months ended March 31, 2023, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended March 31, 2023, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended March 31, 2023, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. Recently, we have strategically scaled back acquisitions through our National Builder Program and traditional acquisition channel as the housing market adjusts to the current macroeconomic environment. We anticipate beginning to grow in these acquisition channels when the housing and capital markets stabilize. During the three months ended March 31, 2023, we developed or acquired 312 homes, including 299 newly constructed homes delivered through our AMH Development Program and 13 homes acquired through our National Builder Program, offset by 666 homes sold to third parties. During the three months ended March 31, 2023, we also developed an additional 167 newly constructed properties which were delivered to our unconsolidated joint ventures, aggregating to 466 total program deliveries through our AMH Development Program.

Our properties held for sale were identified based on submarket analysis, as well as individual property-level operational review. As of March 31, 2023 and December 31, 2022, there were 903 and 1,115 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 8.0% for the three months ended March 31, 2023, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 6.4% and 6.2% during the three months ended March 31, 2023 and 2022, respectively.

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

Results of Operations

Net income totaled $137.7 million for the three months ended March 31, 2023, compared to $70.0 million for the three months ended March 31, 2022. This increase was primarily due to higher net gains on property sales as well as a larger number of occupied properties resulting from growth in the Company’s portfolio and higher rental rates.

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

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended March 31, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$295,830		$44,384		$340,214
Fees from single-family properties	6,314		1,126		7,440
Bad debt	(3,999)		(1,347)		(5,346)
Core revenues	298,145		44,163		342,308

Property tax expense	51,890	17.5%	7,995	18.1%	59,885	17.6%
HOA fees, net (2)	5,152	1.7%	829	1.9%	5,981	1.7%
R&M and turnover costs, net (2)	19,830	6.7%	3,786	8.6%	23,616	6.9%
Insurance	3,428	1.1%	503	1.1%	3,931	1.1%
Property management expenses, net (3)	23,321	7.8%	4,673	10.6%	27,994	8.2%
Core property operating expenses	103,621	34.8%	17,786	40.3%	121,407	35.5%

Core NOI	$194,524	65.2%	$26,377	59.7%	$220,901	64.5%

	For the Three Months Ended March 31, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$274,474		$27,191		$301,665
Fees from single-family properties	5,241		846		6,087
Bad debt	(2,822)		(1,097)		(3,919)
Core revenues	276,893		26,940		303,833

Property tax expense	46,189	16.7%	5,753	21.4%	51,942	17.1%
HOA fees, net (2)	4,812	1.7%	596	2.2%	5,408	1.8%
R&M and turnover costs, net (2)	18,419	6.7%	3,584	13.3%	22,003	7.2%
Insurance	3,011	1.1%	362	1.3%	3,373	1.1%
Property management expenses, net (3)	19,921	7.2%	3,759	14.0%	23,680	7.8%
Core property operating expenses	92,352	33.4%	14,054	52.2%	106,406	35.0%

Core NOI	$184,541	66.6%	$12,886	47.8%	$197,427	65.0%

(1)Includes 50,381 properties that have been stabilized longer than 90 days prior to January 1, 2022.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$397,703	$356,105
Tenant charge-backs	(55,395)	(52,272)
Core revenues	342,308	303,833
Less: Non-Same-Home core revenues	44,163	26,940
Same-Home core revenues	$298,145	$276,893

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$147,068	$133,643
Property management expenses	30,800	26,034
Noncash share-based compensation - property management	(1,066)	(999)
Expenses reimbursed by tenant charge-backs	(55,395)	(52,272)
Core property operating expenses	121,407	106,406
Less: Non-Same-Home core property operating expenses	17,786	14,054
Same-Home core property operating expenses	$103,621	$92,352

Core NOI and Same-Home Core NOI
Net income	$137,699	$70,014
Gain on sale and impairment of single-family properties and other, net	(84,659)	(22,044)
Depreciation and amortization	112,717	99,954
Acquisition and other transaction costs	5,076	5,974
Noncash share-based compensation - property management	1,066	999
Interest expense	35,882	27,567
General and administrative expense	17,855	17,282
Other income and expense, net	(4,735)	(2,319)
Core NOI	220,901	197,427
Less: Non-Same-Home Core NOI	26,377	12,886
Same-Home Core NOI	$194,524	$184,541

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 11.7% to $397.7 million for the three months ended March 31, 2023 from $356.1 million for the three months ended March 31, 2022. Revenue growth was driven by an increase in our average occupied portfolio which grew to 55,827 homes for the three months ended March 31, 2023, compared to 53,995 homes for the three months ended March 31, 2022, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 10.0% to $147.1 million for the three months ended March 31, 2023 from $133.6 million for the three months ended March 31, 2022. This increase was primarily attributable to increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals as well as inflationary increases in R&M and turnover costs.

Property Management Expenses

Property management expenses for the three months ended March 31, 2023 and 2022 were $30.8 million and $26.0 million, respectively, which included $1.1 million and $1.0 million, respectively, of noncash share-based compensation expense related to centralized and field property management employees. The increase in property management expenses was primarily attributable to lower than normal staffing levels in the three months ended March 31, 2022 leading to a subsequent increase in personnel in the three months ended June 30, 2022 to a more stabilized level, as well as inflationary increases in supplies and materials expense.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 7.7% to $298.1 million for the three months ended March 31, 2023 from $276.9 million for the three months ended March 31, 2022. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 8.0% to $2,014 per month for the three months ended March 31, 2023 compared to $1,865 per month for the three months ended March 31, 2022, partially offset by a decrease in Average Occupied Days Percentage, which was 97.2% for the three months ended March 31, 2023 compared to 97.4% for the three months ended March 31, 2022.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 12.2% to $103.6 million for the three months ended March 31, 2023 from $92.4 million for the three months ended March 31, 2022 primarily driven by (i) increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals and (ii) increased property management expenses primarily attributable to lower than normal staffing levels in the three months ended March 31, 2022 leading to a subsequent increase in personnel in the three months ended June 30, 2022 to a more stabilized level.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended March 31, 2023 and 2022 was $17.9 million and $17.3 million, respectively, which included $3.7 million and $4.0 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to the timing of increased personnel and information technology costs to support growth in our business during the three months ended March 31, 2023, partially offset by lower noncash share-based compensation expense.

Interest Expense

Interest expense increased 30.2% to $35.9 million for the three months ended March 31, 2023 from $27.6 million for the three months ended March 31, 2022. This increase was primarily due to additional interest expense from the issuances of the 2032 and 2052 unsecured senior notes in April 2022.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended March 31, 2023 and 2022 were $5.1 million and $6.0 million, respectively, which included $1.0 million and $2.4 million, respectively, of noncash share-based compensation expense related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to lower noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 12.8% to $112.7 million for the three months ended March 31, 2023 from $100.0 million for the three months ended March 31, 2022 primarily due to growth in our average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended March 31, 2023 and 2022 was $84.7 million and $22.0 million, respectively, which included $0.4 million and $1.1 million, respectively, of impairment charges related to homes classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from an increase in properties sold.

Other Income and Expense, net

Other income and expense, net for the three months ended March 31, 2023 and 2022 was $4.7 million and $2.3 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report. There have been no material changes to these estimates during the three months ended March 31, 2023.

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

Sources of Capital

We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), property dispositions and joint venture transactions. We expect to meet our operating liquidity requirements and our dividend distributions generally through cash on hand and cash provided by operations. For our acquisition and development expenditures, we expect to supplement these sources through the issuance of equity securities, including under our At-the-Market Program described below, borrowings under our credit facility, issuances of unsecured senior notes, and proceeds from sales of single-family properties. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives including drawing on our revolving credit facility.

Our liquidity and capital resources as of March 31, 2023 included cash and cash equivalents of $255.6 million. Additionally, as of March 31, 2023, we had no outstanding borrowings and $4.0 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.25 billion of remaining borrowing capacity. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. Except as described in Note 8. Debt, Note 9. Accounts Payable and Accrued Expenses, Note 15. Commitments and Contingencies and Note 16. Subsequent Events to our condensed consolidated financial statements in this report, there have been no other material changes outside the ordinary course of business to our other known contractual obligations described in “Liquidity and Capital Resources” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Annual Report.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$200,467	$158,742	$41,725
Net cash used for investing activities	(72,912)	(512,764)	439,852
Net cash provided by financing activities	63,300	369,235	(305,935)
Net increase in cash, cash equivalents and restricted cash	$190,855	$15,213	$175,642

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $41.7 million, or 26.3%, from $158.7 million for the three months ended March 31, 2022 to $200.5 million for the three months ended March 31, 2023, primarily due to increased cash inflows generated from a larger number of occupied properties resulting from growth in our portfolio and higher rental rates, partially offset by higher cash outflows for property related expenses as a result of inflationary increases.

Investing Activities

Net cash used for investing activities decreased $439.9 million, or 85.8%, from $512.8 million for the three months ended March 31, 2022 to $72.9 million for the three months ended March 31, 2023. Our investing activities are most significantly impacted by the level of investment activity through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels decreased $311.6 million during the three months ended March 31, 2023 primarily due to a strategic scale back in the acquisition of single-family properties through our National Builder Program and traditional acquisition channel during the three months ended March 31, 2023 as the housing market adjusts to the current macroeconomic environment. Homes acquired through our traditional acquisition channel require additional expenditures to prepare them for rental, and cash outflows for renovations to single-family properties decreased $13.0 million primarily as a result of a decreased volume of properties that underwent initial or property-enhancing renovations during the three months ended March 31, 2023. Recurring and other capital expenditures for single-family properties increased $7.5 million primarily due to growth in our portfolio and inflationary increases in costs. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio. Net proceeds received from the sale of single-family properties and other increased $133.1 million as a result of an increased volume of properties sold during the three months ended March 31, 2023. The decrease in cash outflows was partially offset by a $6.4 million decrease in net cash inflows from unconsolidated joint ventures during the three months ended March 31, 2023 due to the timing of contributions and distributions to and from our unconsolidated joint ventures.

Financing Activities

Net cash provided by financing activities decreased $305.9 million, or 82.9%, from $369.2 million for the three months ended March 31, 2022 to $63.3 million for the three months ended March 31, 2023 primarily due to (i) a $77.3 million year-over-year decrease in proceeds from the issuance of Class A common shares, net of offering costs, (ii) activity under our revolving credit facility, which resulted in $130.0 million of net cash outflows during the three months ended March 31, 2023 compared to $60.0 million of net cash inflows during the three months ended March 31, 2022, (iii) a $19.1 million increase in distributions paid to common share and unit holders resulting from a 22% increase in distributions paid per common share and unit, and (iv) a $19.8 million decrease in proceeds from liabilities related to consolidated land not owned. These decreases in net cash provided by financing activities were partially offset by a $2.3 million reduction in distributions to preferred shareholders as a result of the redemptions of our Series F perpetual preferred shares during the three months ended June 30, 2022.

Class A Common Share Offering

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares which were accounted for in equity. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third quarter of 2022, the Company issued and physically settled 5,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. In January 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $298.4 million, which it used to repay indebtedness under its revolving credit facility and for general corporate purposes.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $500.0 million (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with its business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2023 and 2022, no shares were issued under the At-the-Market Program. As of March 31, 2023, 1,835,416 shares have been issued under the At-the-Market Program and $425.2 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2023 and 2022, we did not repurchase and retire any of our Class A common shares or preferred shares. As of March 31, 2023, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Distributions

As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. As of December 31, 2022, AMH had a net operating loss (“NOL”) for U.S. federal income tax purposes of an estimated $11.8 million. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

During the three months ended March 31, 2023 and 2022, the Company distributed an aggregate $94.6 million and $77.7 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net income attributable to common shareholders	$117,465	$55,939
Adjustments:
Noncontrolling interests in the Operating Partnership	16,748	8,312
Gain on sale and impairment of single-family properties and other, net	(84,659)	(22,044)
Adjustments for unconsolidated joint ventures	510	(371)
Depreciation and amortization	112,717	99,954
Less: depreciation and amortization of non-real estate assets	(4,177)	(2,992)
FFO attributable to common share and unit holders (1)	$158,604	$138,798
Adjustments:
Acquisition, other transaction costs and other	5,076	5,974
Noncash share-based compensation - general and administrative	3,743	4,030
Noncash share-based compensation - property management	1,066	999
Core FFO attributable to common share and unit holders (1)	$168,489	$149,801
Recurring Capital Expenditures	(14,193)	(11,178)
Leasing costs	(808)	(535)
Adjusted FFO attributable to common share and unit holders (1)	$153,488	$138,088
(1)Unit holders include former AH LLC members and other non-affiliates that own Class A units in the Operating Partnership and their OP units are reflected as noncontrolling interests in the Company’s condensed consolidated financial statements. See Note 10. Shareholders’ Equity / Partners’ Capital to our condensed consolidated financial statements included in this report.

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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net income	$137,699	$70,014
Interest expense	35,882	27,567
Depreciation and amortization	112,717	99,954
EBITDA	$286,298	$197,535

Gain on sale and impairment of single-family properties and other, net	(84,659)	(22,044)
Adjustments for unconsolidated joint ventures	510	(371)
EBITDAre	$202,149	$175,120

Noncash share-based compensation - general and administrative	3,743	4,030
Noncash share-based compensation - property management	1,066	999
Acquisition, other transaction costs and other	5,076	5,974
Adjusted EBITDAre	$212,034	$186,123

Recurring Capital Expenditures	(14,193)	(11,178)
Leasing costs	(808)	(535)
Fully Adjusted EBITDAre	$197,033	$174,410

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the three months ended March 31, 2023, the Company paid down $130.0 million on its revolving credit facility, resulting in no outstanding variable rate debt as of March 31, 2023 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

Treasury lock agreements are used from time to time to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. We do not hold or issue these derivative contracts for trading or speculative purposes.

There have been no other material changes to our market risk from those disclosed in section Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Annual Report.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in the 2022 Annual Report in Part I, “Item 1A. Risk Factors” and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

The following risk factor supplements the existing risk factors set forth in our 2022 Annual Report.

Recent negative developments affecting the banking industry, such as bank failures or concerns involving liquidity, have eroded customer confidence in the banking system and increased the prospect of future bank failures.

Recent developments in the banking industry have caused uncertainty and concern regarding the strength of the banking system. Although our banking relationships are primarily with large national banks, a significant disruption to the banking system could lead to market-wide liquidity problems which could adversely affect our access to capital and our cost of capital. Such events could also create macroeconomic issues that could adversely affect our residents.

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

3.4
Articles Supplementary for American Homes 4 Rent 6.25% Series H Cumulative Redeemable Perpetual Preferred Shares (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 13, 2018.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: May 5, 2023

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: May 5, 2023