Form 10-Q
period 2023-06-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2023-08-01
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
    American Homes 4 Rent ☐ Yes ☒ No                American Homes 4 Rent, L.P. ☐ Yes ☒ No
There were 361,366,257 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on July 28, 2023.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2023 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of June 30, 2023 owned approximately 87.6% of the common partnership interest in, the Operating Partnership. The remaining 12.4% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Single-family properties:
Land	$2,208,667	$2,197,233
Buildings and improvements	10,351,621	10,127,891
Single-family properties in operation	12,560,288	12,325,124
Less: accumulated depreciation	(2,552,998)	(2,386,452)
Single-family properties in operation, net	10,007,290	9,938,672
Single-family properties under development and development land	1,339,508	1,187,221
Single-family properties and land held for sale, net	154,190	198,716
Total real estate assets, net	11,500,988	11,324,609
Cash and cash equivalents	199,601	69,155
Restricted cash	162,169	148,805
Rent and other receivables	45,911	47,752
Escrow deposits, prepaid expenses and other assets	359,473	331,446
Investments in unconsolidated joint ventures	108,351	107,347
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,522,438	$12,175,059

Liabilities
Revolving credit facility	$—	$130,000
Asset-backed securitizations, net	1,880,348	1,890,842
Unsecured senior notes, net	2,497,691	2,495,156
Accounts payable and accrued expenses	594,154	484,403
Total liabilities	4,972,193	5,000,401

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 361,365,692 and 352,881,826 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	3,614	3,529
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2023 and December 31, 2022)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at June 30, 2023 and December 31, 2022)	92	92
Additional paid-in capital	7,244,204	6,931,819
Accumulated deficit	(385,434)	(440,791)
Accumulated other comprehensive income	1,090	1,332
Total shareholders’ equity	6,863,572	6,495,987
Noncontrolling interest	686,673	678,671
Total equity	7,550,245	7,174,658

Total liabilities and equity	$12,522,438	$12,175,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Rents and other single-family property revenues	$395,548	$361,876	$793,251	$717,981

Expenses:
Property operating expenses	142,553	129,270	289,621	262,913
Property management expenses	30,666	28,768	61,466	54,802
General and administrative expense	19,937	18,847	37,792	36,129
Interest expense	34,844	34,801	70,726	62,368
Acquisition and other transaction costs	4,175	7,658	9,251	13,632
Depreciation and amortization	113,199	104,415	225,916	204,369
Total expenses	345,374	323,759	694,772	634,213

Gain on sale and impairment of single-family properties and other, net	62,758	32,811	147,417	54,855
Other income and expense, net	2,482	3,627	7,217	5,946

Net income	115,414	74,555	253,113	144,569

Noncontrolling interest	13,899	8,343	30,647	16,655
Dividends on preferred shares	3,486	4,346	6,972	10,109
Redemption of perpetual preferred shares	—	5,276	—	5,276

Net income attributable to common shareholders	$98,029	$56,590	$215,494	$112,529

Weighted-average common shares outstanding:
Basic	362,148,911	348,484,158	361,267,035	347,123,576
Diluted	362,479,942	349,002,624	361,593,174	347,751,958

Net income attributable to common shareholders per share:
Basic	$0.27	$0.16	$0.59	$0.32
Diluted	$0.27	$0.16	$0.59	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$115,414	$74,555	$253,113	$144,569
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(140)	(141)	(281)	(282)
Other comprehensive loss	(140)	(141)	(281)	(282)
Comprehensive income	115,274	74,414	252,832	144,287
Comprehensive income attributable to noncontrolling interests	13,881	8,325	30,608	16,612
Dividends on preferred shares	3,486	4,346	6,972	10,109
Redemption of perpetual preferred shares	—	5,276	—	5,276
Comprehensive income attributable to common shareholders	$97,907	$56,467	$215,252	$112,290

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2022	352,881,826	$3,529	635,075	$6	9,200,000	$92	$6,931,819	$(440,791)	$1,332	$6,495,987	$678,671	$7,174,658
Share-based compensation	—	—	—	—	—	—	5,824	—	—	5,824	—	5,824
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	264,466	2	—	—	—	—	(3,744)	—	—	(3,742)	—	(3,742)
Issuance of Class A common shares	8,000,000	80	—	—	—	—	298,292	—	—	298,372	—	298,372
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,303)	(11,303)
Common shares ($0.22 per share)	—	—	—	—	—	—	—	(79,977)	—	(79,977)	—	(79,977)
Net income	—	—	—	—	—	—	—	120,951	—	120,951	16,748	137,699
Total other comprehensive loss	—	—	—	—	—	—	—	—	(120)	(120)	(21)	(141)
Balances at March 31, 2023	361,146,292	$3,611	635,075	$6	9,200,000	$92	$7,232,191	$(403,303)	$1,212	$6,833,809	$684,095	$7,517,904
Share-based compensation	—	—	—	—	—	—	8,508	—	—	8,508	—	8,508
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	219,400	3	—	—	—	—	3,505	—	—	3,508	—	3,508
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,303)	(11,303)
Common shares ($0.22 per share)	—	—	—	—	—	—	—	(80,160)	—	(80,160)	—	(80,160)
Net income	—	—	—	—	—	—	—	101,515	—	101,515	13,899	115,414
Total other comprehensive loss	—	—	—	—	—	—	—	—	(122)	(122)	(18)	(140)
Balances at June 30, 2023	361,365,692	$3,614	635,075	$6	9,200,000	$92	$7,244,204	$(385,434)	$1,090	$6,863,572	$686,673	$7,550,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$253,113	$144,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,916	204,369
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	6,108	5,502
Noncash share-based compensation	14,332	18,048
Equity in net income of unconsolidated joint ventures	(711)	(2,457)
Return on investment from unconsolidated joint ventures	1,788	3,986
Gain on sale and impairment of single-family properties and other, net	(147,417)	(54,855)
Other changes in operating assets and liabilities:
Rent and other receivables	1,841	1,605
Prepaid expenses and other assets	(2,117)	(3,924)
Deferred leasing costs	(1,576)	(1,179)
Accounts payable and accrued expenses	62,511	73,887
Amounts due from related parties	1,888	(10,555)
Net cash provided by operating activities	415,676	378,996

Investing activities
Cash paid for single-family properties	(3,181)	(531,249)
Change in escrow deposits for purchase of single-family properties	558	6,225
Net proceeds received from sales of single-family properties and other	311,878	113,002
Proceeds received from storm-related insurance claims	—	1,981
Proceeds from notes receivable related to the sale of properties	349	33,186
Investment in unconsolidated joint ventures	(4,278)	(12,759)
Distributions from joint ventures	13,155	38,347
Renovations to single-family properties	(14,891)	(54,961)
Recurring and other capital expenditures for single-family properties	(67,564)	(53,770)
Cash paid for development activity	(452,967)	(473,637)
Other investing activities	(20,881)	(19,876)
Net cash used for investing activities	(237,822)	(953,511)

Financing activities
Proceeds from issuance of Class A common shares	298,372	375,840
Payments of Class A common share issuance costs	—	(200)
Redemption of perpetual preferred shares	—	(155,000)
Proceeds from issuances under share-based compensation plans	3,580	1,516
Payments related to tax withholding for share-based compensation	(3,814)	(4,080)
Payments on asset-backed securitizations	(12,999)	(11,277)
Proceeds from revolving credit facility	—	420,000
Payments on revolving credit facility	(130,000)	(770,000)
Proceeds from unsecured senior notes, net of discount	—	876,813
Proceeds from liabilities related to consolidated land not owned	—	33,821
Distributions to noncontrolling interests	(22,511)	(18,394)
Distributions to common shareholders	(159,700)	(125,781)
Distributions to preferred shareholders	(6,972)	(10,109)
Deferred financing costs paid	—	(8,236)
Net cash (used for) provided by financing activities	(34,044)	604,913

Net increase in cash, cash equivalents and restricted cash	143,810	30,398
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	217,960	191,767
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$361,770	$222,165

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(64,872)	$(49,323)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$94,592	$79,596
Transfers of completed homebuilding deliveries to properties	286,060	226,993
Property and land contributions to unconsolidated joint ventures	(11,647)	(25,053)
Property and land distributions from unconsolidated joint ventures	—	8,397
Noncash right-of-use assets obtained in exchange for operating lease liabilities	—	3,679
Accrued distributions to affiliates	841	241
Accrued distributions to non-affiliates	139	112

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Single-family properties:
Land	$2,208,667	$2,197,233
Buildings and improvements	10,351,621	10,127,891
Single-family properties in operation	12,560,288	12,325,124
Less: accumulated depreciation	(2,552,998)	(2,386,452)
Single-family properties in operation, net	10,007,290	9,938,672
Single-family properties under development and development land	1,339,508	1,187,221
Single-family properties and land held for sale, net	154,190	198,716
Total real estate assets, net	11,500,988	11,324,609
Cash and cash equivalents	199,601	69,155
Restricted cash	162,169	148,805
Rent and other receivables	45,911	47,752
Escrow deposits, prepaid expenses and other assets	359,473	331,446
Investments in unconsolidated joint ventures	108,351	107,347
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,522,438	$12,175,059

Liabilities
Revolving credit facility	$—	$130,000
Asset-backed securitizations, net	1,880,348	1,890,842
Unsecured senior notes, net	2,497,691	2,495,156
Accounts payable and accrued expenses	594,154	484,403
Total liabilities	4,972,193	5,000,401

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (362,000,767 and 353,516,901 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	6,640,642	6,272,815
Preferred units (9,200,000 units issued and outstanding at June 30, 2023 and December 31, 2022)	221,840	221,840
Limited partner:
Common units (51,376,980 units issued and outstanding at June 30, 2023 and December 31, 2022)	686,518	678,477
Accumulated other comprehensive income	1,245	1,526
Total capital	7,550,245	7,174,658

Total liabilities and capital	$12,522,438	$12,175,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Rents and other single-family property revenues	$395,548	$361,876	$793,251	$717,981

Expenses:
Property operating expenses	142,553	129,270	289,621	262,913
Property management expenses	30,666	28,768	61,466	54,802
General and administrative expense	19,937	18,847	37,792	36,129
Interest expense	34,844	34,801	70,726	62,368
Acquisition and other transaction costs	4,175	7,658	9,251	13,632
Depreciation and amortization	113,199	104,415	225,916	204,369
Total expenses	345,374	323,759	694,772	634,213

Gain on sale and impairment of single-family properties and other, net	62,758	32,811	147,417	54,855
Other income and expense, net	2,482	3,627	7,217	5,946

Net income	115,414	74,555	253,113	144,569

Preferred distributions	3,486	4,346	6,972	10,109
Redemption of perpetual preferred units	—	5,276	—	5,276

Net income attributable to common unitholders	$111,928	$64,933	$246,141	$129,184

Weighted-average common units outstanding:
Basic	413,525,891	399,861,138	412,644,015	398,500,556
Diluted	413,856,922	400,379,604	412,970,154	399,128,938

Net income attributable to common unitholders per unit:
Basic	$0.27	$0.16	$0.59	$0.32
Diluted	$0.27	$0.16	$0.59	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$115,414	$74,555	$253,113	$144,569
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(140)	(141)	(281)	(282)
Other comprehensive loss	(140)	(141)	(281)	(282)
Comprehensive income	115,274	74,414	252,832	144,287
Preferred distributions	3,486	4,346	6,972	10,109
Redemption of perpetual preferred units	—	5,276	—	5,276
Comprehensive income attributable to common unitholders	$111,788	$64,792	$245,860	$128,902

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2022	353,516,901	$6,272,815	$221,840	51,376,980	$678,477	$1,526	$7,174,658
Share-based compensation	—	5,824	—	—	—	—	5,824
Common units issued under share-based compensation plans, net of units withheld for employee taxes	264,466	(3,742)	—	—	—	—	(3,742)
Issuance of Class A common units	8,000,000	298,372	—	—	—	—	298,372
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.22 per unit)	—	(79,977)	—	—	(11,303)	—	(91,280)
Net income	—	117,465	3,486	—	16,748	—	137,699
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at March 31, 2023	361,781,367	$6,610,757	$221,840	51,376,980	$683,922	$1,385	$7,517,904
Share-based compensation	—	8,508	—	—	—	—	8,508
Common units issued under share-based compensation plans, net of units withheld for employee taxes	219,400	3,508	—	—	—	—	3,508
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.22 per unit)	—	(80,160)	—	—	(11,303)	—	(91,463)
Net income	—	98,029	3,486	—	13,899	—	115,414
Total other comprehensive loss	—	—	—	—	—	(140)	(140)
Balances at June 30, 2023	362,000,767	$6,640,642	$221,840	51,376,980	$686,518	$1,245	$7,550,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$253,113	$144,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,916	204,369
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	6,108	5,502
Noncash share-based compensation	14,332	18,048
Equity in net income of unconsolidated joint ventures	(711)	(2,457)
Return on investment from unconsolidated joint ventures	1,788	3,986
Gain on sale and impairment of single-family properties and other, net	(147,417)	(54,855)
Other changes in operating assets and liabilities:
Rent and other receivables	1,841	1,605
Prepaid expenses and other assets	(2,117)	(3,924)
Deferred leasing costs	(1,576)	(1,179)
Accounts payable and accrued expenses	62,511	73,887
Amounts due from related parties	1,888	(10,555)
Net cash provided by operating activities	415,676	378,996

Investing activities
Cash paid for single-family properties	(3,181)	(531,249)
Change in escrow deposits for purchase of single-family properties	558	6,225
Net proceeds received from sales of single-family properties and other	311,878	113,002
Proceeds received from storm-related insurance claims	—	1,981
Proceeds from notes receivable related to the sale of properties	349	33,186
Investment in unconsolidated joint ventures	(4,278)	(12,759)
Distributions from joint ventures	13,155	38,347
Renovations to single-family properties	(14,891)	(54,961)
Recurring and other capital expenditures for single-family properties	(67,564)	(53,770)
Cash paid for development activity	(452,967)	(473,637)
Other investing activities	(20,881)	(19,876)
Net cash used for investing activities	(237,822)	(953,511)

Financing activities
Proceeds from issuance of Class A common units	298,372	375,840
Payments of Class A common unit issuance costs	—	(200)
Redemption of perpetual preferred units	—	(155,000)
Proceeds from issuances under share-based compensation plans	3,580	1,516
Payments related to tax withholding for share-based compensation	(3,814)	(4,080)
Payments on asset-backed securitizations	(12,999)	(11,277)
Proceeds from revolving credit facility	—	420,000
Payments on revolving credit facility	(130,000)	(770,000)
Proceeds from unsecured senior notes, net of discount	—	876,813
Proceeds from liabilities related to consolidated land not owned	—	33,821
Distributions to common unitholders	(182,211)	(144,175)
Distributions to preferred unitholders	(6,972)	(10,109)
Deferred financing costs paid	—	(8,236)
Net cash (used for) provided by financing activities	(34,044)	604,913

Net increase in cash, cash equivalents and restricted cash	143,810	30,398
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	217,960	191,767
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$361,770	$222,165

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(64,872)	$(49,323)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$94,592	$79,596
Transfers of completed homebuilding deliveries to properties	286,060	226,993
Property and land contributions to unconsolidated joint ventures	(11,647)	(25,053)
Property and land distributions from unconsolidated joint ventures	—	8,397
Noncash right-of-use assets obtained in exchange for operating lease liabilities	—	3,679
Accrued distributions to affiliates	841	241
Accrued distributions to non-affiliates	139	112

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of June 30, 2023, the Company held 58,693 single-family properties in 21 states, including 648 properties classified as held for sale.

AMH is the general partner of, and as of June 30, 2023 owned approximately 87.6% of the common partnership interest in, the Operating Partnership. The remaining 12.4% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of June 30, 2023, the carrying value of the investments in these venture capital funds was $13.5 million and the Company’s maximum exposure to loss was $16.1 million, which includes all future capital funding requirements.

The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of June 30, 2023, the carrying value of the deposits with land banking entities and the Company’s maximum exposure to loss was $14.5 million.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	June 30,		December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$199,601	$70,375	$69,155	$48,198
Restricted cash	162,169	151,790	148,805	143,569
Total cash, cash equivalents and restricted cash	$361,770	$222,165	$217,960	$191,767

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Occupied single-family properties	$9,583,609	$9,419,098
Single-family properties leased, not yet occupied	80,120	52,325
Single-family properties in turnover process	264,493	281,356
Single-family properties recently renovated or developed	79,068	182,336
Single-family properties newly acquired and under renovation	—	3,557
Single-family properties in operation, net	10,007,290	9,938,672
Development land	588,510	631,539
Single-family properties under development	750,998	555,682
Single-family properties and land held for sale, net	154,190	198,716
Total real estate assets, net	$11,500,988	$11,324,609

Depreciation expense related to single-family properties was $108.3 million and $100.6 million for the three months ended June 30, 2023 and 2022, respectively, and $216.1 million and $196.8 million for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the Company’s dispositions of single-family properties and land for the three and six months ended June 30, 2023 and 2022 (amounts in thousands, except property data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Single-family properties:
Properties sold	415	197	1,081	366
Net proceeds (1)	$126,795	$60,801	$310,379	$111,060
Net gain on sale	$62,622	$33,147	$148,325	$57,692
Land:
Net proceeds	$573	$794	$1,499	$1,942
Net gain on sale	$135	$148	$169	$426
(1)Net proceeds are net of deductions for working capital prorations.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $45.8 million and $43.1 million for the three months ended June 30, 2023 and 2022, respectively, and $101.2 million and $95.4 million for the six months ended June 30, 2023 and 2022, respectively. Variable lease payments for fees from single-family properties were $7.4 million and $6.9 million for the three months ended June 30, 2023 and 2022, respectively, and $14.8 million and $13.0 million for the six months ended June 30, 2023 and 2022, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of June 30, 2023 (amounts in thousands):

June 30, 2023
Remaining 2023	$509,166
2024	250,774
2025	7,422
Total	$767,362

As of June 30, 2023 and December 31, 2022, rent and other receivables included $5.2 million and $5.0 million, respectively, of insurance claims receivables related to Hurricane Ian and Winter Storm Elliott.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Consolidated land not owned	$125,682	$108,114
Escrow deposits, prepaid expenses and other	113,978	105,811
Commercial real estate, software, vehicles and FF&E, net	91,355	85,772
Operating lease right-of-use assets	17,389	19,129
Deferred costs and other intangibles, net	9,035	10,237
Notes receivable, net	2,034	2,383
Total	$359,473	$331,446

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $4.2 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively, and $8.4 million and $6.1 million for the six months ended June 30, 2023 and 2022, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Deferred leasing costs	$2,753	$2,375
Deferred financing costs	22,491	22,491
	25,244	24,866
Less: accumulated amortization	(16,209)	(14,629)
Total	$9,035	$10,237

Amortization expense related to deferred leasing costs was $0.7 million for both the three months ended June 30, 2023 and 2022 and $1.4 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.6 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2023 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2023	$1,013	$1,378	$2,391
2024	408	2,730	3,138
2025	—	2,722	2,722
2026	—	784	784
Total	$1,421	$7,614	$9,035

Note 7. Investments in Unconsolidated Joint Ventures

As of June 30, 2023, the Company held 20% ownership interests in three unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

The Company entered into a joint venture with (i) the Alaska Permanent Fund Corporation (the “Alaska JV”) during the second quarter of 2014 to invest in homes acquired through traditional acquisition channels, (ii) another leading institutional investor (the “Institutional Investor JV”) during the third quarter of 2018 to invest in newly constructed single-family rental homes, and (iii) institutional investors advised by J.P. Morgan Asset Management (the “J.P. Morgan JV”) during the first quarter of 2020 focused on constructing and operating newly built rental homes. During the first quarter of 2023, the parties to the J.P. Morgan JV agreed to reinvest proceeds from debt financing obtained in the first quarter of 2022 (see below) to increase the size of the joint venture up to approximately $900.0 million. The changes do not impact the accounting treatment of the joint venture.

In July 2023, the Company entered into a $625 million second strategic joint venture with institutional investors advised by J.P. Morgan Asset Management focused on constructing and operating newly built rental homes. The Company holds a 20% ownership interest in the joint venture, which has an evergreen term. Additionally, the Company will earn fees for development and management services provided to the joint venture and have an opportunity to earn a promoted interest after construction and initial operation of the joint venture’s properties.

The following table summarizes our investments in unconsolidated joint ventures as of June 30, 2023 and December 31, 2022 (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at June 30, 2023	Completed Homes at June 30, 2023	Balances at June 30, 2023	Balances at December 31, 2022
Alaska JV	20%	232	$16,690	$18,890
Institutional Investor JV	20%	1,012	15,854	16,567
J.P. Morgan JV	20%	1,602	75,807	71,890
		2,846	$108,351	$107,347

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $2.9 million and $3.6 million for the three months ended June 30, 2023 and 2022, respectively, and $6.2 million and $6.4 million for the six months ended June 30, 2023 and 2022, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

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

During the first quarter of 2022, the J.P. Morgan JV entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.5% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of June 30, 2023, the joint venture’s loan had a $324.0 million outstanding principal balance.

During the third quarter of 2022, the Institutional Investor JV amended its existing loan agreement to increase borrowing capacity to $250.0 million. During the initial two-year term, the loan bears interest at SOFR plus a 2.4% margin and matures on July 1, 2024. The loan agreement provides for two one-year extension options that include additional fees and interest. As of June 30, 2023, the joint venture’s loan had a $232.7 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of June 30, 2023 and December 31, 2022 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2023	December 31, 2022
AMH 2014-SFR2 securitization	4.42%	October 9, 2024	$464,582	$468,138
AMH 2014-SFR3 securitization	4.40%	December 9, 2024	480,082	482,964
AMH 2015-SFR1 securitization (2)	4.14%	April 9, 2045	505,167	508,672
AMH 2015-SFR2 securitization (3)	4.36%	October 9, 2045	438,798	441,854
Total asset-backed securitizations			1,888,629	1,901,628
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (6)	6.09%	April 15, 2026	—	130,000
Total debt			4,438,629	4,581,628
Unamortized discounts on unsecured senior notes			(34,539)	(36,099)
Deferred financing costs, net (7)			(26,051)	(29,531)
Total debt per balance sheet			$4,378,039	$4,515,998
(1)Interest rates are rounded and as of June 30, 2023. Unless otherwise stated, interest rates are fixed percentages.
(2)The AMH 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025. If the securitization is not repaid by this date, the duration-adjusted weighted-average interest rate will increase by a minimum of 3.00%.
(3)The AMH 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025. If the securitization is not repaid by this date, the duration-adjusted weighted-average interest rate will increase by a minimum of 3.00%.
(4)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(5)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion, and the Company had approximately $4.0 million committed to outstanding letters of credit that reduced our borrowing capacity as of both June 30, 2023 and December 31, 2022. During the second quarter of 2023, the Company amended its revolving credit facility in connection with the transition from the London Inter-Bank Offered Rate to the SOFR. The revolving credit facility bears interest at SOFR, as adjusted for the Company’s SOFR spread, plus 0.90% as of June 30, 2023.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.8 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $3.5 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively, and is included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of June 30, 2023 (amounts in thousands):

Debt Maturities
Remaining 2023	$10,358
2024	949,759
2025	10,302
2026	10,302
2027	10,302
Thereafter	3,447,606
Total debt	$4,438,629

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Gross interest cost	$48,577	$48,461	$97,547	$88,922
Capitalized interest	(13,733)	(13,660)	(26,821)	(26,554)
Interest expense	$34,844	$34,801	$70,726	$62,368

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Accrued property taxes	$129,269	$51,586
Resident security deposits	122,692	119,386
Accrued construction and maintenance liabilities	113,188	86,775
Liability for consolidated land not owned	87,040	69,434
Accrued interest	39,872	40,126
Prepaid rent	30,334	26,922
Operating lease liabilities	19,048	20,755
Accounts payable	3,925	5,719
Other accrued liabilities	48,786	63,700
Total	$594,154	$484,403

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Share Offering

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares which were accounted for in equity. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third quarter of 2022, the Company issued and physically settled 5,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. During the first quarter of 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $298.4 million, which it used to repay indebtedness under its revolving credit facility and for general corporate purposes.

At-the-Market Common Share Offering Program

In June 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “June 2023 At-the-Market Program”). The June 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the June 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The June 2023 At-the-Market Program may be suspended or terminated by the Company at any time. As of June 30, 2023, no shares have been issued under the June 2023 At-the-Market Program and $1.0 billion remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2023 and 2022, we did not repurchase and retire any of our Class A common shares or preferred shares. As of June 30, 2023, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

As of June 30, 2023 and December 31, 2022, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				June 30, 2023		December 31, 2022
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	June 30, 2023	March 31, 2023	June 30, 2022	March 31, 2022
Class A and Class B common shares	$0.22	$0.22	$0.18	$0.18
5.875% Series F perpetual preferred shares (1)	—	—	0.14	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39
(1)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022 and the distributions for the three months ended June 30, 2022 represent the accrued and unpaid dividends paid to shareholders as part of the redemption.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.3% and 12.5%, of the total 413,377,747 and 404,893,881 Class A units in the Operating Partnership as of June 30, 2023 and December 31, 2022, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1% and 0.2%, of the total 413,377,747 and 404,893,881 Class A units in the Operating Partnership as of June 30, 2023 and December 31, 2022, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

Note 11. Share-Based Compensation

2021 Equity Incentive Plan

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the 2012 Equity Incentive Plan (the “2012 Plan”), provides for the issuance of Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, restricted share units (“RSUs”), unrestricted shares, dividend equivalent rights and performance-based awards. When the Company issues Class A common shares under the 2012 Plan and 2021 Plan, the Operating Partnership issues an equivalent number of Class A units to AMH.

RSUs granted to employees during the six months ended June 30, 2023 and 2022 generally vest over a three-year service period. RSUs granted to non-management trustees during the six months ended June 30, 2023 and 2022 vest over a one-year service period.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the six months ended June 30, 2023 and 2022 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period January 1, 2023 through December 31, 2025 for PSUs granted during the six months ended June 30, 2023 and January 1, 2022 through December 31, 2024 for PSUs granted during the six months ended June 30, 2022. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Options outstanding at beginning of period	730,550	824,300
Granted	—	—
Exercised	(129,750)	(33,750)
Forfeited	—	—
Options outstanding at end of period	600,800	790,550
Options exercisable at end of period	600,800	785,550

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
RSUs outstanding at beginning of period	1,024,722	1,050,599
Awarded	498,557	446,883
Vested	(414,772)	(375,039)
Forfeited	(19,772)	(28,140)
RSUs outstanding at end of period	1,088,735	1,094,303

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
PSUs outstanding at beginning of period	294,423	92,319
Awarded	227,033	202,104
Vested	—	—
Forfeited	(693)	—
PSUs outstanding at end of period	520,763	294,423

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	For the Six Months Ended June 30,
	2023	2022
Expected term (years)	3.0	3.0
Dividend yield	2.09%	1.03%
Estimated volatility (1)	27.45%	27.62%
Risk-free interest rate	4.16%	1.39%
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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expense	$5,982	$5,932	$9,725	$9,962
Property management expenses	1,132	1,132	2,198	2,131
Acquisition and other transaction costs	1,394	3,579	2,409	5,955
Total noncash share-based compensation expense	$8,508	$10,643	$14,332	$18,048

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2023 and 2022 (amounts in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$115,414	$74,555	$253,113	$144,569
Less:
Noncontrolling interest	13,899	8,343	30,647	16,655
Dividends on preferred shares	3,486	4,346	6,972	10,109
Redemption of perpetual preferred shares	—	5,276	—	5,276
Allocation to participating securities (1)	288	198	633	395
Numerator for income per common share–basic and diluted	$97,741	$56,392	$214,861	$112,134

Denominator:
Weighted-average common shares outstanding–basic	362,148,911	348,484,158	361,267,035	347,123,576
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	331,031	518,466	326,139	628,382
Weighted-average common shares outstanding–diluted (3)	362,479,942	349,002,624	361,593,174	347,751,958

Net income per common share:
Basic	$0.27	$0.16	$0.59	$0.32
Diluted	$0.27	$0.16	$0.59	$0.32
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options for the three and six months ended June 30, 2023 and 2022 and the dilutive effect of forward sale equity contracts under the treasury stock method for the three and six months ended June 30, 2022 (see Note 10. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and six months ended June 30, 2023 and 2022 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$115,414	$74,555	$253,113	$144,569
Less:
Preferred distributions	3,486	4,346	6,972	10,109
Redemption of perpetual preferred units	—	5,276	—	5,276
Allocation to participating securities (1)	288	198	633	395
Numerator for income per common unit–basic and diluted	$111,640	$64,735	$245,508	$128,789

Denominator:
Weighted-average common units outstanding–basic	413,525,891	399,861,138	412,644,015	398,500,556
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	331,031	518,466	326,139	628,382
Weighted-average common units outstanding–diluted	413,856,922	400,379,604	412,970,154	399,128,938

Net income per common unit:
Basic	$0.27	$0.16	$0.59	$0.32
Diluted	$0.27	$0.16	$0.59	$0.32
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options for the three and six months ended June 30, 2023 and 2022 and the dilutive effect of forward sale equity contracts under the treasury stock method for the three and six months ended June 30, 2022 (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2014-SFR2 securitization	$462,945	$465,962	$465,864	$469,192
AMH 2014-SFR3 securitization	478,223	478,040	480,467	484,350
AMH 2015-SFR1 securitization	502,902	506,554	505,738	509,714
AMH 2015-SFR2 securitization	436,278	440,014	438,773	442,286
Total asset-backed securitizations	1,880,348	1,890,570	1,890,842	1,905,542
2028 unsecured senior notes, net	496,350	470,110	495,956	463,920
2029 unsecured senior notes, net	396,825	383,612	396,543	377,680
2031 unsecured senior notes, net	441,653	358,016	441,133	347,243
2032 unsecured senior notes, net	582,527	517,386	581,533	504,294
2051 unsecured senior notes, net	291,344	196,164	291,189	189,750
2052 unsecured senior notes, net	288,992	233,817	288,802	221,922
Total unsecured senior notes, net	2,497,691	2,159,105	2,495,156	2,104,809
Revolving credit facility	—	—	130,000	130,000
Total debt	$4,378,039	$4,049,675	$4,515,998	$4,140,351

Note 14. Related Party Transactions

As of June 30, 2023 and December 31, 2022, affiliates owned approximately 12.7% and 12.9%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of June 30, 2023 and December 31, 2022) an approximate 23.5% and 23.9% interest as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AMH, which is included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of June 30, 2023, the Company had commitments to acquire 37 single-family properties through our National Builder Program for an aggregate purchase price of $8.7 million, as well as $163.1 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of June 30, 2023, the Company had sales in escrow for approximately 101 of our single-family properties and 265 of our land lots for aggregate selling prices of $67.0 million.

As of June 30, 2023, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $200.7 million.

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

Note 16. Subsequent Events

Subsequent Acquisitions

From July 1, 2023 through July 21, 2023, the Company added 129 newly constructed properties to its portfolio for a total cost of approximately $44.5 million through its AMH Development Program.

Subsequent Dispositions

From July 1, 2023 through July 21, 2023, the Company disposed of 67 properties for aggregate net proceeds of approximately $22.3 million.

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

As of June 30, 2023, we owned 58,693 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 21 states, including 648 properties held for sale, compared to 58,993 single-family properties in 21 states, including 1,115 properties held for sale, as of December 31, 2022 and 58,715 single-family properties in 22 states, including 955 properties held for sale, as of June 30, 2022. As of June 30, 2023, 56,000 of our total properties (excluding properties held for sale) were occupied, compared to 55,605 of our total properties (excluding properties held for sale) as of December 31, 2022 and 55,220 of our total properties (excluding properties held for sale) as of June 30, 2022. Also, as of June 30, 2023, the Company had an additional 2,846 properties held in unconsolidated joint ventures, compared to 2,540 properties held in unconsolidated joint ventures as of December 31, 2022 and 2,046 properties held in unconsolidated joint ventures as of June 30, 2022. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of June 30, 2023:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,790	10.0%	$1,271.5	10.1%	$219,605	2,169	17.3	2016
Dallas-Fort Worth, TX	4,143	7.1%	724.5	5.8%	174,885	2,101	19.0	2014
Charlotte, NC	4,003	6.9%	862.9	6.9%	215,573	2,109	17.7	2015
Phoenix, AZ	3,380	5.8%	711.5	5.7%	210,510	1,840	19.0	2015
Nashville, TN	3,257	5.6%	791.5	6.3%	243,004	2,113	15.9	2016
Jacksonville, FL	2,981	5.1%	633.6	5.0%	212,553	1,929	14.5	2016
Indianapolis, IN	2,870	4.9%	496.0	3.9%	172,818	1,927	20.4	2014
Tampa, FL	2,806	4.8%	633.5	5.0%	225,765	1,943	15.4	2016
Houston, TX	2,516	4.3%	445.4	3.5%	177,021	2,089	17.5	2014
Raleigh, NC	2,181	3.8%	432.8	3.4%	198,446	1,889	17.3	2015
Cincinnati, OH	2,126	3.7%	415.8	3.3%	195,570	1,843	20.5	2014
Columbus, OH	2,126	3.7%	406.9	3.2%	191,382	1,873	20.9	2015
Las Vegas, NV	2,017	3.5%	557.9	4.4%	276,595	1,924	12.3	2016
Salt Lake City, UT	1,899	3.3%	576.0	4.6%	303,337	2,243	16.7	2016
Orlando, FL	1,934	3.3%	407.4	3.2%	210,636	1,904	18.8	2015
Greater Chicago area, IL and IN	1,575	2.7%	298.6	2.4%	189,583	1,866	21.8	2013
Charleston, SC	1,520	2.6%	345.8	2.8%	227,477	1,963	12.6	2017
San Antonio, TX	1,294	2.2%	253.5	2.0%	195,927	1,926	14.6	2015
Seattle, WA	1,153	2.0%	377.1	3.0%	327,028	2,000	13.4	2017
Savannah/Hilton Head, SC	1,042	1.8%	217.5	1.7%	208,751	1,889	14.7	2016
All Other (2)	7,432	12.9%	1,700.6	13.8%	228,820	1,907	17.2	2015
Total/Average	58,045	100.0%	$12,560.3	100.0%	$216,389	1,990	17.3	2015
(1)Excludes 648 single-family properties held for sale as of June 30, 2023.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of June 30, 2023:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	96.3%	$2,079	12.0	6.3	8.4%
Dallas-Fort Worth, TX	96.8%	2,140	12.0	6.2	7.8%
Charlotte, NC	96.9%	1,993	12.1	6.4	8.2%
Phoenix, AZ	96.3%	2,005	12.0	6.3	8.0%
Nashville, TN	96.2%	2,182	12.0	6.4	7.6%
Jacksonville, FL	96.6%	2,039	12.0	6.2	6.9%
Indianapolis, IN	96.9%	1,741	12.1	6.3	6.4%
Tampa, FL	96.5%	2,215	12.0	6.7	9.9%
Houston, TX	97.5%	1,930	12.0	5.6	6.0%
Raleigh, NC	96.2%	1,905	12.0	6.6	7.1%
Cincinnati, OH	96.8%	1,970	12.0	6.0	8.1%
Columbus, OH	96.8%	2,015	12.0	6.3	7.2%
Las Vegas, NV	91.8%	2,139	12.0	7.0	4.8%
Salt Lake City, UT	96.5%	2,299	12.0	6.4	6.5%
Orlando, FL	95.8%	2,155	12.0	6.7	9.8%
Greater Chicago area, IL and IN	97.5%	2,243	12.1	5.8	7.1%
Charleston, SC	96.7%	2,120	12.0	5.8	7.5%
San Antonio, TX	94.7%	1,885	12.0	6.5	3.7%
Seattle, WA	95.6%	2,559	12.0	6.8	8.4%
Savannah/Hilton Head, SC	98.2%	2,006	12.0	5.6	10.0%
All Other (6)	95.0%	2,042	12.0	6.2	7.3%
Total/Average	96.2%	$2,063	12.0	6.3	7.5%
(1)Excludes 648 single-family properties held for sale as of June 30, 2023.
(2)For the three months ended June 30, 2023, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended June 30, 2023, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended June 30, 2023, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Factors That Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include the pace at which we identify and acquire suitable land and properties, the time and cost required to renovate the acquired properties, the pace and cost of our property developments, the time to lease newly acquired or developed properties at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, property taxes including changes in rates and valuation assessments of our properties, our ability to raise capital and our capital structure. Additionally, further supply chain disruptions, inflationary increases in labor and material costs and labor shortages may have the potential to impact certain aspects of our business, including our AMH Development Program, our renovation program associated with acquired properties and our maintenance program.

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. Recently, we have strategically scaled back acquisitions through our National Builder Program and traditional acquisition channel as the housing market adjusts to the current macroeconomic environment. We anticipate beginning to grow in these acquisition channels when the housing and capital markets stabilize. During the three months ended June 30, 2023, we developed or acquired 469 homes, including 468 newly constructed homes delivered through our AMH Development Program and one home acquired through our National Builder Program, offset by 415 homes sold to third parties. During the three months ended June 30, 2023, we also developed an additional 166 newly constructed properties which were delivered to our unconsolidated joint ventures, aggregating to 634 total program deliveries through our AMH Development Program.

Our properties held for sale were identified based on submarket analysis, as well as individual property-level operational review. As of June 30, 2023 and December 31, 2022, there were 648 and 1,115 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 7.2% for the three months ended June 30, 2023, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 8.4% and 7.7% during the three months ended June 30, 2023 and 2022, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 7.6% for the six months ended June 30, 2023, and we experienced turnover rates of 14.7% and 13.8% during the six months ended June 30, 2023 and 2022, respectively.

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

Results of Operations

Net income totaled $115.4 million for the three months ended June 30, 2023, compared to $74.6 million for the three months ended June 30, 2022. This increase was primarily due to higher net gains on property sales, a larger number of occupied properties and higher rental rates. Net income totaled $253.1 million for the six months ended June 30, 2023, compared to $144.6 million for the six months ended June 30, 2022. This increase was primarily due to higher net gains on property sales, a larger number of occupied properties and higher rental rates.

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

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended June 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended June 30,
	2023	2022
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$395,548	$361,876
Tenant charge-backs	(45,814)	(43,137)
Core revenues	349,734	318,739
Less: Non-Same-Home core revenues	48,672	36,165
Same-Home core revenues	$301,062	$282,574

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$142,553	$129,270
Property management expenses	30,666	28,768
Noncash share-based compensation - property management	(1,132)	(1,132)
Expenses reimbursed by tenant charge-backs	(45,814)	(43,137)
Core property operating expenses	126,273	113,769
Less: Non-Same-Home core property operating expenses	18,216	15,432
Same-Home core property operating expenses	$108,057	$98,337

Core NOI and Same-Home Core NOI
Net income	$115,414	$74,555
Gain on sale and impairment of single-family properties and other, net	(62,758)	(32,811)
Depreciation and amortization	113,199	104,415
Acquisition and other transaction costs	4,175	7,658
Noncash share-based compensation - property management	1,132	1,132
Interest expense	34,844	34,801
General and administrative expense	19,937	18,847
Other income and expense, net	(2,482)	(3,627)
Core NOI	223,461	204,970
Less: Non-Same-Home Core NOI	30,456	20,733
Same-Home Core NOI	$193,005	$184,237

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended June 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended June 30, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$298,368		$48,504		$346,872
Fees from single-family properties	6,273		1,127		7,400
Bad debt	(3,579)		(959)		(4,538)
Core revenues	301,062		48,672		349,734

Property tax expense	52,602	17.5%	8,141	16.7%	60,743	17.4%
HOA fees, net (2)	5,509	1.8%	782	1.6%	6,291	1.8%
R&M and turnover costs, net (2)	23,067	7.7%	3,887	8.0%	26,954	7.7%
Insurance	3,960	1.3%	641	1.3%	4,601	1.3%
Property management expenses, net (3)	22,919	7.6%	4,765	9.8%	27,684	7.9%
Core property operating expenses	108,057	35.9%	18,216	37.4%	126,273	36.1%

Core NOI	$193,005	64.1%	$30,456	62.6%	$223,461	63.9%

	For the Three Months Ended June 30, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$279,070		$35,966		$315,036
Fees from single-family properties	5,726		1,178		6,904
Bad debt	(2,222)		(979)		(3,201)
Core revenues	282,574		36,165		318,739

Property tax expense	46,148	16.3%	6,299	17.4%	52,447	16.5%
HOA fees, net (2)	5,284	1.9%	791	2.2%	6,075	1.9%
R&M and turnover costs, net (2)	21,840	7.7%	3,642	10.1%	25,482	8.0%
Insurance	3,110	1.1%	427	1.2%	3,537	1.1%
Property management expenses, net (3)	21,955	7.8%	4,273	11.8%	26,228	8.2%
Core property operating expenses	98,337	34.8%	15,432	42.7%	113,769	35.7%

Core NOI	$184,237	65.2%	$20,733	57.3%	$204,970	64.3%

(1)Includes 50,038 properties that have been stabilized longer than 90 days prior to January 1, 2022.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 9.3% to $395.5 million for the three months ended June 30, 2023 from $361.9 million for the three months ended June 30, 2022. Revenue growth was driven by an increase in our average occupied portfolio which grew to 56,025 homes for the three months ended June 30, 2023, compared to 54,786 homes for the three months ended June 30, 2022, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 10.3% to $142.6 million for the three months ended June 30, 2023 from $129.3 million for the three months ended June 30, 2022. This increase was primarily attributable to increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals as well as inflationary increases in R&M and turnover costs.

Property Management Expenses

Property management expenses for the three months ended June 30, 2023 and 2022 were $30.7 million and $28.8 million, respectively, which included $1.1 million of noncash share-based compensation expense related to centralized and field property management employees for both periods. The increase in property management expenses was primarily attributable to an increase in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 6.5% to $301.1 million for the three months ended June 30, 2023 from $282.6 million for the three months ended June 30, 2022. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 7.2% to $2,048 per month for the three months ended June 30, 2023 compared to $1,910 per month for the three months ended June 30, 2022, partially offset by a decrease in Average Occupied Days Percentage, which was 97.0% for the three months ended June 30, 2023 compared to 97.3% for the three months ended June 30, 2022.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 9.9% to $108.1 million for the three months ended June 30, 2023 from $98.3 million for the three months ended June 30, 2022 primarily driven by increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals as well as other inflationary increases.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended June 30, 2023 and 2022 was $19.9 million and $18.8 million, respectively, which included $6.0 million and $5.9 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to inflationary increases and the timing of professional services fees.

Interest Expense

Interest expense was $34.8 million for both the three months ended June 30, 2023 and 2022 as a result of consistent interest expense on outstanding debt in both periods.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended June 30, 2023 and 2022 were $4.2 million and $7.7 million, respectively, which included $1.4 million and $3.6 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to lower noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 8.4% to $113.2 million for the three months ended June 30, 2023 from $104.4 million for the three months ended June 30, 2022 primarily due to growth in the average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended June 30, 2023 and 2022 was $62.8 million and $32.8 million, respectively, which included $0.4 million and zero, respectively, of impairment charges related to homes classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from an increase in properties sold.

Other Income and Expense, net

Other income and expense, net for the three months ended June 30, 2023 and 2022 was $2.5 million and $3.6 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the six months ended June 30, 2023 and 2022 (amounts in thousands):

	For the Six Months Ended June 30,
	2023	2022
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$793,251	$717,981
Tenant charge-backs	(101,209)	(95,409)
Core revenues	692,042	622,572
Less: Non-Same-Home core revenues	94,550	64,996
Same-Home core revenues	$597,492	$557,576

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$289,621	$262,913
Property management expenses	61,466	54,802
Noncash share-based compensation - property management	(2,198)	(2,131)
Expenses reimbursed by tenant charge-backs	(101,209)	(95,409)
Core property operating expenses	247,680	220,175
Less: Non-Same-Home core property operating expenses	36,869	30,176
Same-Home core property operating expenses	$210,811	$189,999

Core NOI and Same-Home Core NOI
Net income	$253,113	$144,569
Gain on sale and impairment of single-family properties and other, net	(147,417)	(54,855)
Depreciation and amortization	225,916	204,369
Acquisition and other transaction costs	9,251	13,632
Noncash share-based compensation - property management	2,198	2,131
Interest expense	70,726	62,368
General and administrative expense	37,792	36,129
Other income and expense, net	(7,217)	(5,946)
Core NOI	444,362	402,397
Less: Non-Same-Home Core NOI	57,681	34,820
Same-Home Core NOI	$386,681	$367,577

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the six months ended June 30, 2023 and 2022 (amounts in thousands):

	For the Six Months Ended June 30, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$592,360		$94,726		$687,086
Fees from single-family properties	12,537		2,303		14,840
Bad debt	(7,405)		(2,479)		(9,884)
Core revenues	597,492		94,550		692,042

Property tax expense	104,081	17.5%	16,546	17.6%	120,627	17.5%
HOA fees, net (2)	10,622	1.8%	1,651	1.7%	12,273	1.8%
R&M and turnover costs, net (2)	42,661	7.1%	7,909	8.4%	50,570	7.3%
Insurance	7,365	1.2%	1,167	1.2%	8,532	1.2%
Property management expenses, net (3)	46,082	7.7%	9,596	10.1%	55,678	8.0%
Core property operating expenses	210,811	35.3%	36,869	39.0%	247,680	35.8%

Core NOI	$386,681	64.7%	$57,681	61.0%	$444,362	64.2%

	For the Six Months Ended June 30, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$551,662		$65,039		$616,701
Fees from single-family properties	10,930		2,061		12,991
Bad debt	(5,016)		(2,104)		(7,120)
Core revenues	557,576		64,996		622,572

Property tax expense	91,990	16.5%	12,399	19.0%	104,389	16.9%
HOA fees, net (2)	10,068	1.8%	1,415	2.2%	11,483	1.8%
R&M and turnover costs, net (2)	40,102	7.2%	7,383	11.4%	47,485	7.6%
Insurance	6,101	1.1%	809	1.2%	6,910	1.1%
Property management expenses, net (3)	41,738	7.5%	8,170	12.6%	49,908	8.0%
Core property operating expenses	189,999	34.1%	30,176	46.4%	220,175	35.4%

Core NOI	$367,577	65.9%	$34,820	53.6%	$402,397	64.6%

(1)Includes 50,038 properties that have been stabilized longer than 90 days prior to January 1, 2022.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 10.5% to $793.3 million for the six months ended June 30, 2023 from $718.0 million for the six months ended June 30, 2022. Revenue growth was driven by an increase in our average occupied portfolio which grew to 55,885 homes for the six months ended June 30, 2023, compared to 54,403 homes for the six months ended June 30, 2022, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 10.2% to $289.6 million for the six months ended June 30, 2023 from $262.9 million for the six months ended June 30, 2022. This increase was primarily attributable to increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals as well as inflationary increases in R&M and turnover costs.

Property Management Expenses

Property management expenses for the six months ended June 30, 2023 and 2022 were $61.5 million and $54.8 million, respectively, which included $2.2 million and $2.1 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to (i) an increase in personnel related expenses and (ii) lower than normal staffing levels in the three months ended March 31, 2022 leading to a subsequent increase in personnel in the three months ended June 30, 2022 to a more stabilized level.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 7.2% to $597.5 million for the six months ended June 30, 2023 from $557.6 million for the six months ended June 30, 2022. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 7.6% to $2,031 per month for the six months ended June 30, 2023 compared to $1,888 per month for the six months ended June 30, 2022, partially offset by a decrease in Average Occupied Days Percentage, which was 97.1% for the six months ended June 30, 2023 compared to 97.3% for the six months ended June 30, 2022.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 11.0% to $210.8 million for the six months ended June 30, 2023 from $190.0 million for the six months ended June 30, 2022 primarily driven by (i) increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals, (ii) increased property management expenses primarily attributable to lower than normal staffing levels in the three months ended March 31, 2022 leading to a subsequent increase in personnel in the three months ended June 30, 2022 to a more stabilized level and (iii) other inflationary increases.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the six months ended June 30, 2023 and 2022 was $37.8 million and $36.1 million, respectively, which included $9.7 million and $10.0 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to the timing of increased personnel and information technology costs to support growth in our business as well as other inflationary increases.

Interest Expense

Interest expense increased 13.4% to $70.7 million for the six months ended June 30, 2023 from $62.4 million for the six months ended June 30, 2022. This increase was primarily due to additional interest from the issuances of the 2032 and 2052 unsecured senior notes in April 2022.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the six months ended June 30, 2023 and 2022 were $9.3 million and $13.6 million, respectively, which included $2.4 million and $6.0 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to lower noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 10.5% to $225.9 million for the six months ended June 30, 2023 from $204.4 million for the six months ended June 30, 2022 primarily due to growth in the average number of depreciable properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the six months ended June 30, 2023 and 2022 was $147.4 million and $54.9 million, respectively, which included $0.8 million and $1.1 million, respectively, of impairment charges related to homes classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from an increase in properties sold.

Other Income and Expense, net

Other income and expense, net for the six months ended June 30, 2023 and 2022 was $7.2 million and $5.9 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report. There have been no material changes to these estimates during the six months ended June 30, 2023.

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

Sources of Capital

We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), property dispositions and joint venture transactions. We expect to meet our operating liquidity requirements and our dividend distributions generally through cash on hand and cash provided by operations. For our acquisition and development expenditures, we expect to supplement these sources through the issuance of equity securities, including under our June 2023 At-the-Market Program described below, borrowings under our credit facility, issuances of unsecured senior notes, and proceeds from sales of single-family properties. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives including drawing on our revolving credit facility.

Our liquidity and capital resources as of June 30, 2023 included cash and cash equivalents of $199.6 million. Additionally, as of June 30, 2023, we had no outstanding borrowings and $4.0 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.25 billion of remaining borrowing capacity. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the six months ended June 30, 2023 and 2022 (amounts in thousands):

	For the Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$415,676	$378,996	$36,680
Net cash used for investing activities	(237,822)	(953,511)	715,689
Net cash (used for) provided by financing activities	(34,044)	604,913	(638,957)
Net increase in cash, cash equivalents and restricted cash	$143,810	$30,398	$113,412

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $36.7 million, or 9.7%, from $379.0 million for the six months ended June 30, 2022 to $415.7 million for the six months ended June 30, 2023 primarily due to increased cash inflows generated from a larger number of occupied properties and higher rental rates, partially offset by higher cash outflows for property related expenses as a result of inflationary increases.

Investing Activities

Net cash used for investing activities decreased $715.7 million, or 75.1%, from $953.5 million for the six months ended June 30, 2022 to $237.8 million for the six months ended June 30, 2023. Our investing activities are most significantly impacted by the level of investment activity through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels decreased $543.1 million during the six months ended June 30, 2023 primarily due to a strategic scale back in the acquisition of single-family properties through our National Builder Program and traditional acquisition channel during the six months ended June 30, 2023 as the housing market adjusts to the current macroeconomic environment. Homes acquired through our traditional acquisition channel require additional expenditures to prepare them for rental, and cash outflows for renovations to single-family properties decreased $40.1 million primarily as a result of a decreased volume of properties that underwent initial or property-enhancing renovations during the six months ended June 30, 2023. Recurring and other capital expenditures for single-family properties increased $13.8 million primarily due to inflationary increases in costs. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio. Net proceeds received from the sale of single-family properties and other increased $198.9 million as a result of an increased volume of properties sold during the six months ended June 30, 2023. The decrease in cash outflows was partially offset by (i) a $32.8 million reduction in collections on notes receivables related to property sales, (ii) a $16.7 million reduction in net cash inflows from unconsolidated joint ventures due to the timing of contributions and distributions to and from our unconsolidated joint ventures and (iii) a $2.0 million reduction in proceeds received from storm-related insurance claims.

Financing Activities

Net cash used for financing activities was $34.0 million for the six months ended June 30, 2023 compared to net cash provided by financing activities of $604.9 million for the six months ended June 30, 2022. This change of $639.0 million was primarily due to (i) an $868.6 million reduction in proceeds from unsecured senior notes, net of discount and deferred financing costs, (ii) a $77.3 million reduction in proceeds from the issuance of Class A common shares, net of offering costs, (iii) a $38.0 million increase in distributions paid to common share and unit holders resulting from a 22% increase in distributions paid per common share and unit and (iv) a $33.8 million decrease in proceeds from liabilities related to consolidated land not owned. These changes were partially offset by (i) a $220.0 million reduction in net cash outflows to pay down our revolving credit facility, (ii) a nonrecurring $155.0 million cash outflow for the redemption of the Series F perpetual preferred shares during the six months ended June 30, 2022 and (iii) a $3.1 million reduction in distributions to preferred shareholders as a result of the redemption of our Series F perpetual preferred shares during the six months ended June 30, 2022.

Class A Common Share Offering

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “January 2022 Forward Sale Agreements”) for these 13,000,000 shares which were accounted for in equity. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third quarter of 2022, the Company issued and physically settled 5,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. During the first quarter of 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares under the January 2022 Forward Sale Agreements, receiving net proceeds of $298.4 million, which it used to repay indebtedness under its revolving credit facility and for general corporate purposes.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

In June 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “June 2023 At-the-Market Program”). The June 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the June 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The June 2023 At-the-Market Program may be suspended or terminated by the Company at any time. As of June 30, 2023, no shares have been issued under the June 2023 At-the-Market Program and $1.0 billion remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2023 and 2022, we did not repurchase and retire any of our Class A common shares or preferred shares. As of June 30, 2023, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

During the six months ended June 30, 2023 and 2022, the Company distributed an aggregate $189.2 million and $154.3 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$98,029	$56,590	$215,494	$112,529
Adjustments:
Noncontrolling interests in the Operating Partnership	13,899	8,343	30,647	16,655
Gain on sale and impairment of single-family properties and other, net	(62,758)	(32,811)	(147,417)	(54,855)
Adjustments for unconsolidated joint ventures	1,058	(199)	1,568	(570)
Depreciation and amortization	113,199	104,415	225,916	204,369
Less: depreciation and amortization of non-real estate assets	(4,249)	(3,113)	(8,426)	(6,105)
FFO attributable to common share and unit holders (1)	$159,178	$133,225	$317,782	$272,023
Adjustments:
Acquisition, other transaction costs and other	4,175	7,658	9,251	13,632
Noncash share-based compensation - general and administrative	5,982	5,932	9,725	9,962
Noncash share-based compensation - property management	1,132	1,132	2,198	2,131
Redemption of perpetual preferred shares	—	5,276	—	5,276
Core FFO attributable to common share and unit holders (1)	$170,467	$153,223	$338,956	$303,024
Recurring Capital Expenditures	(20,913)	(15,959)	(35,106)	(27,137)
Leasing costs	(768)	(644)	(1,576)	(1,179)
Adjusted FFO attributable to common share and unit holders (1)	$148,786	$136,620	$302,274	$274,708
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$115,414	$74,555	$253,113	$144,569
Interest expense	34,844	34,801	70,726	62,368
Depreciation and amortization	113,199	104,415	225,916	204,369
EBITDA	$263,457	$213,771	$549,755	$411,306

Gain on sale and impairment of single-family properties and other, net	(62,758)	(32,811)	(147,417)	(54,855)
Adjustments for unconsolidated joint ventures	1,058	(199)	1,568	(570)
EBITDAre	$201,757	$180,761	$403,906	$355,881

Noncash share-based compensation - general and administrative	5,982	5,932	9,725	9,962
Noncash share-based compensation - property management	1,132	1,132	2,198	2,131
Acquisition, other transaction costs and other	4,175	7,658	9,251	13,632
Adjusted EBITDAre	$213,046	$195,483	$425,080	$381,606

Recurring Capital Expenditures	(20,913)	(15,959)	(35,106)	(27,137)
Leasing costs	(768)	(644)	(1,576)	(1,179)
Fully Adjusted EBITDAre	$191,365	$178,880	$388,398	$353,290

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the six months ended June 30, 2023, the Company paid down $130.0 million on its revolving credit facility, resulting in no outstanding variable rate debt as of June 30, 2023 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated April 21, 2023, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders. Filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: August 1, 2023

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: August 1, 2023