Form 10-Q
period 2023-09-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2023-11-03
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
    American Homes 4 Rent ☐ Yes ☒ No                American Homes 4 Rent, L.P. ☐ Yes ☒ No
There were 361,420,848 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on November 1, 2023.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of September 30, 2023 owned approximately 87.6% of the common partnership interest in, the Operating Partnership. The remaining 12.4% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

To help investors understand the differences between the Company and the Operating Partnership, this report provides separate condensed consolidated financial statements for the Company and the Operating Partnership; a single set of notes to such financial statements that includes separate discussions of each entity’s debt, noncontrolling interests and shareholders’ equity or partners’ capital, as applicable; and a combined Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section that includes discrete information related to each entity.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Single-family properties:
Land	$2,225,477	$2,197,233
Buildings and improvements	10,545,835	10,127,891
Single-family properties in operation	12,771,312	12,325,124
Less: accumulated depreciation	(2,639,127)	(2,386,452)
Single-family properties in operation, net	10,132,185	9,938,672
Single-family properties under development and development land	1,334,992	1,187,221
Single-family properties and land held for sale, net	160,328	198,716
Total real estate assets, net	11,627,505	11,324,609
Cash and cash equivalents	69,514	69,155
Restricted cash	173,133	148,805
Rent and other receivables	53,773	47,752
Escrow deposits, prepaid expenses and other assets	372,157	331,446
Investments in unconsolidated joint ventures	117,350	107,347
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,559,377	$12,175,059

Liabilities
Revolving credit facility	$—	$130,000
Asset-backed securitizations, net	1,876,087	1,890,842
Unsecured senior notes, net	2,498,959	2,495,156
Accounts payable and accrued expenses	633,795	484,403
Total liabilities	5,008,841	5,000,401

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 361,420,848 and 352,881,826 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	3,614	3,529
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2023 and December 31, 2022)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at September 30, 2023 and December 31, 2022)	92	92
Additional paid-in capital	7,251,465	6,931,819
Accumulated deficit	(391,452)	(440,791)
Accumulated other comprehensive income	965	1,332
Total shareholders’ equity	6,864,690	6,495,987
Noncontrolling interest	685,846	678,671
Total equity	7,550,536	7,174,658

Total liabilities and equity	$12,559,377	$12,175,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Rents and other single-family property revenues	$421,697	$391,627	$1,214,948	$1,109,608

Expenses:
Property operating expenses	167,041	152,065	456,662	414,978
Property management expenses	30,785	29,739	92,251	84,541
General and administrative expense	18,336	16,986	56,128	53,115
Interest expense	34,381	36,254	105,107	98,622
Acquisition and other transaction costs	3,399	4,482	12,650	18,114
Depreciation and amortization	114,863	109,319	340,779	313,688
Hurricane-related charges, net	—	6,133	—	6,133
Total expenses	368,805	354,978	1,063,577	989,191

Gain on sale and impairment of single-family properties and other, net	33,335	24,197	180,752	79,052
Other income and expense, net	1,865	819	9,082	6,765

Net income	88,092	61,665	341,205	206,234

Noncontrolling interest	10,493	7,464	41,140	24,119
Dividends on preferred shares	3,486	3,486	10,458	13,595
Redemption of perpetual preferred shares	—	—	—	5,276

Net income attributable to common shareholders	$74,113	$50,715	$289,607	$163,244

Weighted-average common shares outstanding:
Basic	362,426,273	348,944,055	361,665,436	347,730,579
Diluted	362,924,932	349,344,541	362,121,128	348,282,995

Net income attributable to common shareholders per share:
Basic	$0.20	$0.14	$0.80	$0.47
Diluted	$0.20	$0.14	$0.80	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$88,092	$61,665	$341,205	$206,234
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(142)	(141)	(423)	(423)
Other comprehensive loss	(142)	(141)	(423)	(423)
Comprehensive income	87,950	61,524	340,782	205,811
Comprehensive income attributable to noncontrolling interests	10,476	7,443	41,084	24,055
Dividends on preferred shares	3,486	3,486	10,458	13,595
Redemption of perpetual preferred shares	—	—	—	5,276
Comprehensive income attributable to common shareholders	$73,988	$50,595	$289,240	$162,885

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2022	347,696,494	$3,477	635,075	$6	9,200,000	$92	$6,734,292	$(452,155)	$1,575	$6,287,287	$676,974	$6,964,261
Share-based compensation	—	—	—	—	—	—	5,680	—	—	5,680	—	5,680
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	112,966	1	—	—	—	—	1,075	—	—	1,076	—	1,076
Issuance of Class A common shares	5,000,000	50	—	—	—	—	185,582	—	—	185,632	—	185,632
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,248)	(9,248)
Common shares ($0.18 per share)	—	—	—	—	—	—	—	(63,004)	—	(63,004)	—	(63,004)
Net income	—	—	—	—	—	—	—	54,201	—	54,201	7,464	61,665
Total other comprehensive loss	—	—	—	—	—	—	—	—	(120)	(120)	(21)	(141)
Balances at September 30, 2022	352,809,460	$3,528	635,075	$6	9,200,000	$92	$6,926,629	$(464,444)	$1,455	$6,467,266	$675,169	$7,142,435

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2023	361,365,692	$3,614	635,075	$6	9,200,000	$92	$7,244,204	$(385,434)	$1,090	$6,863,572	$686,673	$7,550,245
Share-based compensation	—	—	—	—	—	—	6,416	—	—	6,416	—	6,416
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	55,156	—	—	—	—	—	845	—	—	845	—	845
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,303)	(11,303)
Common shares (0.22 per share)	—	—	—	—	—	—	—	(80,131)	—	(80,131)	—	(80,131)
Net income	—	—	—	—	—	—	—	77,599	—	77,599	10,493	88,092
Total other comprehensive loss	—	—	—	—	—	—	—	—	(125)	(125)	(17)	(142)
Balances at September 30, 2023	361,420,848	$3,614	635,075	$6	9,200,000	$92	$7,251,465	$(391,452)	$965	$6,864,690	$685,846	$7,550,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$341,205	$206,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340,779	313,688
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	9,193	8,588
Noncash share-based compensation	20,748	23,728
Equity in net income of unconsolidated joint ventures	(1,581)	(3,135)
Return on investment from unconsolidated joint ventures	1,788	4,777
Gain on sale and impairment of single-family properties and other, net	(180,752)	(79,052)
Other changes in operating assets and liabilities:
Rent and other receivables	(8,206)	(10,789)
Prepaid expenses and other assets	(3,606)	3,572
Deferred leasing costs	(2,368)	(1,868)
Accounts payable and accrued expenses	104,670	134,237
Amounts due from related parties	1,504	(3,192)
Net cash provided by operating activities	623,374	596,788

Investing activities
Cash paid for single-family properties	(5,862)	(582,442)
Change in escrow deposits for purchase of single-family properties	2,808	8,492
Net proceeds received from sales of single-family properties and other	384,343	163,295
Proceeds received from storm-related insurance claims	2,185	1,981
Proceeds from notes receivable related to the sale of properties	663	34,014
Investment in unconsolidated joint ventures	(12,519)	(17,308)
Distributions from joint ventures	34,352	58,160
Renovations to single-family properties	(23,886)	(80,612)
Recurring and other capital expenditures for single-family properties	(106,372)	(98,763)
Cash paid for development activity	(708,823)	(707,764)
Cash paid for deposits on land option contracts	(1,142)	(10,686)
Other investing activities	(31,063)	(36,021)
Net cash used for investing activities	(465,316)	(1,267,654)

Financing activities
Proceeds from issuance of Class A common shares	298,372	561,472
Payments of Class A common share issuance costs	—	(200)
Redemption of perpetual preferred shares	—	(155,000)
Proceeds from issuances under share-based compensation plans	4,453	3,323
Payments related to tax withholding for share-based compensation	(3,842)	(4,811)
Payments on asset-backed securitizations	(18,533)	(16,884)
Proceeds from revolving credit facility	—	490,000
Payments on revolving credit facility	(130,000)	(840,000)
Proceeds from unsecured senior notes, net of discount	—	876,813
Proceeds from liabilities related to consolidated land not owned	—	60,217
Distributions to noncontrolling interests	(33,774)	(27,612)
Distributions to common shareholders	(239,589)	(188,689)
Distributions to preferred shareholders	(10,458)	(13,595)
Deferred financing costs paid	—	(8,215)
Net cash (used for) provided by financing activities	(133,371)	736,819

Net increase in cash, cash equivalents and restricted cash	24,687	65,953
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	217,960	191,767
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$242,647	$257,720

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(102,920)	$(89,400)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$84,224	$65,586
Transfers of completed homebuilding deliveries to properties	514,180	335,684
Property and land contributions to unconsolidated joint ventures	(33,385)	(35,849)
Property and land distributions from unconsolidated joint ventures	—	8,397
Noncash right-of-use assets obtained in exchange for operating lease liabilities	551	3,885
Accrued distributions to affiliates	1,083	337
Accrued distributions to non-affiliates	138	114

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Single-family properties:
Land	$2,225,477	$2,197,233
Buildings and improvements	10,545,835	10,127,891
Single-family properties in operation	12,771,312	12,325,124
Less: accumulated depreciation	(2,639,127)	(2,386,452)
Single-family properties in operation, net	10,132,185	9,938,672
Single-family properties under development and development land	1,334,992	1,187,221
Single-family properties and land held for sale, net	160,328	198,716
Total real estate assets, net	11,627,505	11,324,609
Cash and cash equivalents	69,514	69,155
Restricted cash	173,133	148,805
Rent and other receivables	53,773	47,752
Escrow deposits, prepaid expenses and other assets	372,157	331,446
Investments in unconsolidated joint ventures	117,350	107,347
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,559,377	$12,175,059

Liabilities
Revolving credit facility	$—	$130,000
Asset-backed securitizations, net	1,876,087	1,890,842
Unsecured senior notes, net	2,498,959	2,495,156
Accounts payable and accrued expenses	633,795	484,403
Total liabilities	5,008,841	5,000,401

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (362,055,923 and 353,516,901 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	6,641,885	6,272,815
Preferred units (9,200,000 units issued and outstanding at September 30, 2023 and December 31, 2022)	221,840	221,840
Limited partner:
Common units (51,376,980 units issued and outstanding at September 30, 2023 and December 31, 2022)	685,708	678,477
Accumulated other comprehensive income	1,103	1,526
Total capital	7,550,536	7,174,658

Total liabilities and capital	$12,559,377	$12,175,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Rents and other single-family property revenues	$421,697	$391,627	$1,214,948	$1,109,608

Expenses:
Property operating expenses	167,041	152,065	456,662	414,978
Property management expenses	30,785	29,739	92,251	84,541
General and administrative expense	18,336	16,986	56,128	53,115
Interest expense	34,381	36,254	105,107	98,622
Acquisition and other transaction costs	3,399	4,482	12,650	18,114
Depreciation and amortization	114,863	109,319	340,779	313,688
Hurricane-related charges, net	—	6,133	—	6,133
Total expenses	368,805	354,978	1,063,577	989,191

Gain on sale and impairment of single-family properties and other, net	33,335	24,197	180,752	79,052
Other income and expense, net	1,865	819	9,082	6,765

Net income	88,092	61,665	341,205	206,234

Preferred distributions	3,486	3,486	10,458	13,595
Redemption of perpetual preferred units	—	—	—	5,276

Net income attributable to common unitholders	$84,606	$58,179	$330,747	$187,363

Weighted-average common units outstanding:
Basic	413,803,253	400,321,035	413,042,416	399,107,559
Diluted	414,301,912	400,721,521	413,498,108	399,659,975

Net income attributable to common unitholders per unit:
Basic	$0.20	$0.14	$0.80	$0.47
Diluted	$0.20	$0.14	$0.80	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$88,092	$61,665	$341,205	$206,234
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(142)	(141)	(423)	(423)
Other comprehensive loss	(142)	(141)	(423)	(423)
Comprehensive income	87,950	61,524	340,782	205,811
Preferred distributions	3,486	3,486	10,458	13,595
Redemption of perpetual preferred units	—	—	—	5,276
Comprehensive income attributable to common unitholders	$84,464	$58,038	$330,324	$186,940

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2022	353,516,901	$6,272,815	$221,840	51,376,980	$678,477	$1,526	$7,174,658
Share-based compensation	—	5,824	—	—	—	—	5,824
Common units issued under share-based compensation plans, net of units withheld for employee taxes	264,466	(3,742)	—	—	—	—	(3,742)
Issuance of Class A common units	8,000,000	298,372	—	—	—	—	298,372
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.22 per unit)	—	(79,977)	—	—	(11,303)	—	(91,280)
Net income	—	117,465	3,486	—	16,748	—	137,699
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at March 31, 2023	361,781,367	$6,610,757	$221,840	51,376,980	$683,922	$1,385	$7,517,904
Share-based compensation	—	8,508	—	—	—	—	8,508
Common units issued under share-based compensation plans, net of units withheld for employee taxes	219,400	3,508	—	—	—	—	3,508
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.22 per unit)	—	(80,160)	—	—	(11,303)	—	(91,463)
Net income	—	98,029	3,486	—	13,899	—	115,414
Total other comprehensive loss	—	—	—	—	—	(140)	(140)
Balances at June 30, 2023	362,000,767	$6,640,642	$221,840	51,376,980	$686,518	$1,245	$7,550,245
Share-based compensation	—	6,416	—	—	—	—	6,416
Common units issued under share-based compensation plans, net of units withheld for employee taxes	55,156	845	—	—	—	—	845
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.22 per unit)	—	(80,131)	—	—	(11,303)	—	(91,434)
Net income	—	74,113	3,486	—	10,493	—	88,092
Total other comprehensive loss	—	—	—	—	—	(142)	(142)
Balances at September 30, 2023	362,055,923	$6,641,885	$221,840	51,376,980	$685,708	$1,103	$7,550,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$341,205	$206,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340,779	313,688
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	9,193	8,588
Noncash share-based compensation	20,748	23,728
Equity in net income of unconsolidated joint ventures	(1,581)	(3,135)
Return on investment from unconsolidated joint ventures	1,788	4,777
Gain on sale and impairment of single-family properties and other, net	(180,752)	(79,052)
Other changes in operating assets and liabilities:
Rent and other receivables	(8,206)	(10,789)
Prepaid expenses and other assets	(3,606)	3,572
Deferred leasing costs	(2,368)	(1,868)
Accounts payable and accrued expenses	104,670	134,237
Amounts due from related parties	1,504	(3,192)
Net cash provided by operating activities	623,374	596,788

Investing activities
Cash paid for single-family properties	(5,862)	(582,442)
Change in escrow deposits for purchase of single-family properties	2,808	8,492
Net proceeds received from sales of single-family properties and other	384,343	163,295
Proceeds received from storm-related insurance claims	2,185	1,981
Proceeds from notes receivable related to the sale of properties	663	34,014
Investment in unconsolidated joint ventures	(12,519)	(17,308)
Distributions from joint ventures	34,352	58,160
Renovations to single-family properties	(23,886)	(80,612)
Recurring and other capital expenditures for single-family properties	(106,372)	(98,763)
Cash paid for development activity	(708,823)	(707,764)
Cash paid for deposits on land option contracts	(1,142)	(10,686)
Other investing activities	(31,063)	(36,021)
Net cash used for investing activities	(465,316)	(1,267,654)

Financing activities
Proceeds from issuance of Class A common units	298,372	561,472
Payments of Class A common unit issuance costs	—	(200)
Redemption of perpetual preferred units	—	(155,000)
Proceeds from issuances under share-based compensation plans	4,453	3,323
Payments related to tax withholding for share-based compensation	(3,842)	(4,811)
Payments on asset-backed securitizations	(18,533)	(16,884)
Proceeds from revolving credit facility	—	490,000
Payments on revolving credit facility	(130,000)	(840,000)
Proceeds from unsecured senior notes, net of discount	—	876,813
Proceeds from liabilities related to consolidated land not owned	—	60,217
Distributions to common unitholders	(273,363)	(216,301)
Distributions to preferred unitholders	(10,458)	(13,595)
Deferred financing costs paid	—	(8,215)
Net cash (used for) provided by financing activities	(133,371)	736,819

Net increase in cash, cash equivalents and restricted cash	24,687	65,953
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	217,960	191,767
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$242,647	$257,720

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(102,920)	$(89,400)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$84,224	$65,586
Transfers of completed homebuilding deliveries to properties	514,180	335,684
Property and land contributions to unconsolidated joint ventures	(33,385)	(35,849)
Property and land distributions from unconsolidated joint ventures	—	8,397
Noncash right-of-use assets obtained in exchange for operating lease liabilities	551	3,885
Accrued distributions to affiliates	1,083	337
Accrued distributions to non-affiliates	138	114

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of September 30, 2023, the Company held 59,092 single-family properties in 21 states, including 700 properties classified as held for sale.

AMH is the general partner of, and as of September 30, 2023 owned approximately 87.6% of the common partnership interest in, the Operating Partnership. The remaining 12.4% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of September 30, 2023, the carrying value of the investments in these venture capital funds was $13.3 million and the Company’s maximum exposure to loss was $16.1 million, which includes all future capital funding requirements.

The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of September 30, 2023, the carrying value of the deposits with land banking entities and the Company’s maximum exposure to loss was $15.7 million.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	September 30,		December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$69,514	$97,244	$69,155	$48,198
Restricted cash	173,133	160,476	148,805	143,569
Total cash, cash equivalents and restricted cash	$242,647	$257,720	$217,960	$191,767

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Occupied single-family properties	$9,627,171	$9,419,098
Single-family properties leased, not yet occupied	60,392	52,325
Single-family properties in turnover process	320,204	281,356
Single-family properties recently renovated or developed	121,775	182,336
Single-family properties newly acquired and under renovation	2,643	3,557
Single-family properties in operation, net	10,132,185	9,938,672
Development land	575,514	631,539
Single-family properties under development	759,478	555,682
Single-family properties and land held for sale, net	160,328	198,716
Total real estate assets, net	$11,627,505	$11,324,609

Depreciation expense related to single-family properties was $109.6 million and $105.1 million for the three months ended September 30, 2023 and 2022, respectively, and $325.7 million and $301.9 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the Company’s dispositions of single-family properties and land for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands, except property data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Single-family properties:
Properties sold	224	164	1,305	530
Net proceeds (1)	$71,664	$49,096	$382,043	$160,156
Net gain on sale	$35,453	$24,501	$183,778	$82,193
Land:
Net proceeds	$801	$1,197	$2,300	$3,139
Net gain on sale	$195	$70	$364	$496
(1)Net proceeds are net of deductions for working capital prorations.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $65.8 million and $62.0 million for the three months ended September 30, 2023 and 2022, respectively, and $167.0 million and $157.4 million for the nine months ended September 30, 2023 and 2022, respectively. Variable lease payments for fees from single-family properties were $8.0 million and $7.0 million for the three months ended September 30, 2023 and 2022, respectively, and $22.9 million and $20.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of September 30, 2023 (amounts in thousands):

September 30, 2023
Remaining 2023	$310,113
2024	491,374
2025	12,764
2026	26
2027	26
Thereafter	19
Total	$814,322

As of September 30, 2023 and December 31, 2022, rent and other receivables included $1.9 million and $5.0 million, respectively, of insurance claims receivables related to Hurricane Ian and Winter Storm Elliott.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Consolidated land not owned	$132,892	$108,114
Escrow deposits, prepaid expenses and other	116,355	105,811
Commercial real estate, software, vehicles and FF&E, net	95,676	85,772
Operating lease right-of-use assets	17,145	19,129
Deferred costs and other intangibles, net	8,369	10,237
Notes receivable, net	1,720	2,383
Total	$372,157	$331,446

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $4.5 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively, and $12.9 million and $9.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Deferred leasing costs	$3,072	$2,375
Deferred financing costs	22,491	22,491
	25,563	24,866
Less: accumulated amortization	(17,194)	(14,629)
Total	$8,369	$10,237

Amortization expense related to deferred leasing costs was $0.8 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $2.2 million for both the nine months ended September 30, 2023 and 2022, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.7 million for both the three months ended September 30, 2023 and 2022, and $2.0 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2023 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2023	$583	$686	$1,269
2024	864	2,730	3,594
2025	—	2,722	2,722
2026	—	784	784
Total	$1,447	$6,922	$8,369

Note 7. Investments in Unconsolidated Joint Ventures

As of September 30, 2023, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

The Company entered into a joint venture with (i) the Alaska Permanent Fund Corporation (the “Alaska JV”) during the second quarter of 2014 to invest in homes acquired through traditional acquisition channels, (ii) another leading institutional investor (the “Institutional Investor JV”) during the third quarter of 2018 to invest in newly constructed single-family rental homes, and (iii) institutional investors advised by J.P. Morgan Asset Management (“J.P. Morgan JV I”) during the first quarter of 2020 focused on constructing and operating newly built rental homes. During the first quarter of 2023, the parties to J.P. Morgan JV I agreed to reinvest proceeds from debt financing obtained in the first quarter of 2022 (see below) to increase the size of the joint venture up to approximately $900.0 million. The changes do not impact the accounting treatment of the joint venture.

In July 2023, the Company entered into a $625 million second strategic joint venture with institutional investors advised by J.P. Morgan Asset Management (“J.P. Morgan JV II”) focused on constructing and operating newly built rental homes. The Company holds a 20% ownership interest in the joint venture, which has an evergreen term. Additionally, the Company will earn fees for development and management services provided to the joint venture and have an opportunity to earn a promoted interest after construction and initial operation of the joint venture’s properties.

The following table summarizes our investments in unconsolidated joint ventures as of September 30, 2023 and December 31, 2022 (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at September 30, 2023	Completed Homes at September 30, 2023	Balances at September 30, 2023	Balances at December 31, 2022
Alaska JV	20%	223	$17,683	$18,890
Institutional Investor JV	20%	1,015	15,655	16,567
J.P. Morgan JV I	20%	1,698	75,776	71,890
J.P. Morgan JV II	20%	—	8,236	—
		2,936	$117,350	$107,347

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $1.5 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and $7.7 million and $10.2 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

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

During the first quarter of 2022, J.P. Morgan JV I entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.5% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of September 30, 2023, the joint venture’s loan had a $324.0 million outstanding principal balance.

During the third quarter of 2022, the Institutional Investor JV amended its existing loan agreement to increase borrowing capacity to $250.0 million. During the initial two-year term, the loan bears interest at SOFR plus a 2.4% margin and matures on July 1, 2024. The loan agreement provides for two one-year extension options that include additional fees and interest. As of September 30, 2023, the joint venture’s loan had a $232.7 million outstanding principal balance.

The Company has provided customary non-recourse guarantees for the J.P. Morgan JV I and Institutional Investor JV loans that may become a liability for us upon a voluntary bankruptcy filing by the joint ventures or the occurrence of other actions such as fraud or a material misrepresentation by us or the joint ventures. To date, the guarantees have not been invoked, and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint ventures and us and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2023 and December 31, 2022 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2023	December 31, 2022
AMH 2014-SFR2 securitization	4.42%	October 9, 2024	$463,199	$468,138
AMH 2014-SFR3 securitization	4.40%	December 9, 2024	478,612	482,964
AMH 2015-SFR1 securitization (2)	4.14%	April 9, 2045	503,681	508,672
AMH 2015-SFR2 securitization (3)	4.36%	October 9, 2045	437,603	441,854
Total asset-backed securitizations			1,883,095	1,901,628
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (6)	6.31%	April 15, 2026	—	130,000
Total debt			4,433,095	4,581,628
Unamortized discounts on unsecured senior notes			(33,759)	(36,099)
Deferred financing costs, net (7)			(24,290)	(29,531)
Total debt per balance sheet			$4,375,046	$4,515,998
(1)Interest rates are rounded and as of September 30, 2023. Unless otherwise stated, interest rates are fixed percentages.
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
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion, and the Company had approximately $2.7 million and $4.0 million committed to outstanding letters of credit that reduced our borrowing capacity as of September 30, 2023 and December 31, 2022, respectively. During the second quarter of 2023, the Company amended its revolving credit facility in connection with the transition from the London Inter-Bank Offered Rate to the SOFR. The revolving credit facility bears interest at SOFR, as adjusted for the Company’s SOFR spread, plus 0.90% as of September 30, 2023.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.7 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $5.2 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of September 30, 2023 (amounts in thousands):

Debt Maturities
Remaining 2023	$5,179
2024	949,510
2025	10,302
2026	10,302
2027	10,302
Thereafter	3,447,500
Total debt	$4,433,095

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gross interest cost	$48,551	$49,115	$146,098	$138,037
Capitalized interest	(14,170)	(12,861)	(40,991)	(39,415)
Interest expense	$34,381	$36,254	$105,107	$98,622

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Accrued property taxes	$165,391	$51,586
Resident security deposits	121,796	119,386
Accrued construction and maintenance liabilities	109,413	86,775
Liability for consolidated land not owned	94,251	69,434
Accrued interest	33,120	40,126
Prepaid rent	24,050	26,922
Operating lease liabilities	18,815	20,755
Accounts payable	6,068	5,719
Other accrued liabilities	60,891	63,700
Total	$633,795	$484,403

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

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “June 2023 At-the-Market Program”). The June 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the June 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The June 2023 At-the-Market Program may be suspended or terminated by the Company at any time. As of September 30, 2023, no shares have been issued under the June 2023 At-the-Market Program and $1.0 billion remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2023 and 2022, we did not repurchase and retire any of our Class A common shares or preferred shares. As of September 30, 2023, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

As of September 30, 2023 and December 31, 2022, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				September 30, 2023		December 31, 2022
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	September 30, 2023	June 30, 2023	March 31, 2023	September 30, 2022	June 30, 2022	March 31, 2022
Class A and Class B common shares	$0.22	$0.22	$0.22	$0.18	$0.18	$0.18
5.875% Series F perpetual preferred shares (1)	—	—	—	—	0.14	0.37
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39	0.39	0.39
(1)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022 and the distributions for the three months ended June 30, 2022 represent the accrued and unpaid dividends paid to shareholders as part of the redemption.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.3% and 12.5%, of the total 413,432,903 and 404,893,881 Class A units in the Operating Partnership as of September 30, 2023 and December 31, 2022, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1% and 0.2%, of the total 413,432,903 and 404,893,881 Class A units in the Operating Partnership as of September 30, 2023 and December 31, 2022, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the nine months ended September 30, 2023 and 2022 generally vest over a three-year service period. RSUs granted to non-management trustees during the nine months ended September 30, 2023 and 2022 vest over a one-year service period.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the nine months ended September 30, 2023 and 2022 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period January 1, 2023 through December 31, 2025 for PSUs granted during the nine months ended September 30, 2023 and January 1, 2022 through December 31, 2024 for PSUs granted during the nine months ended September 30, 2022. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Options outstanding at beginning of period	730,550	824,300
Granted	—	—
Exercised	(182,875)	(63,750)
Forfeited	—	—
Options outstanding at end of period	547,675	760,550
Options exercisable at end of period	547,675	755,550

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
RSUs outstanding at beginning of period	1,024,722	1,050,599
Awarded	509,730	465,171
Vested	(417,616)	(439,331)
Forfeited	(23,998)	(37,045)
RSUs outstanding at end of period	1,092,838	1,039,394

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
PSUs outstanding at beginning of period	294,423	92,319
Awarded	227,033	202,104
Vested	—	—
Forfeited	(1,237)	—
PSUs outstanding at end of period	520,219	294,423

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	For the Nine Months Ended September 30,
	2023	2022
Expected term (years)	3.0	3.0
Dividend yield	2.09%	1.03%
Estimated volatility (1)	27.45%	27.62%
Risk-free interest rate	4.16%	1.39%
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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expense	$4,160	$3,390	$13,885	$13,352
Property management expenses	953	1,015	3,151	3,146
Acquisition and other transaction costs	1,303	1,275	3,712	7,230
Total noncash share-based compensation expense	$6,416	$5,680	$20,748	$23,728

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$88,092	$61,665	$341,205	$206,234
Less:
Noncontrolling interest	10,493	7,464	41,140	24,119
Dividends on preferred shares	3,486	3,486	10,458	13,595
Redemption of perpetual preferred shares	—	—	—	5,276
Allocation to participating securities (1)	238	188	854	583
Numerator for income per common share–basic and diluted	$73,875	$50,527	$288,753	$162,661

Denominator:
Weighted-average common shares outstanding–basic	362,426,273	348,944,055	361,665,436	347,730,579
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	498,659	400,486	455,692	552,416
Weighted-average common shares outstanding–diluted (3)	362,924,932	349,344,541	362,121,128	348,282,995

Net income per common share:
Basic	$0.20	$0.14	$0.80	$0.47
Diluted	$0.20	$0.14	$0.80	$0.47
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs for the three and nine months ended September 30, 2023 and 2022 and the dilutive effect of forward sale equity contracts under the treasury stock method for the nine months ended September 30, 2022 (see Note 10. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$88,092	$61,665	$341,205	$206,234
Less:
Preferred distributions	3,486	3,486	10,458	13,595
Redemption of perpetual preferred units	—	—	—	5,276
Allocation to participating securities (1)	238	188	854	583
Numerator for income per common unit–basic and diluted	$84,368	$57,991	$329,893	$186,780

Denominator:
Weighted-average common units outstanding–basic	413,803,253	400,321,035	413,042,416	399,107,559
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	498,659	400,486	455,692	552,416
Weighted-average common units outstanding–diluted	414,301,912	400,721,521	413,498,108	399,659,975

Net income per common unit:
Basic	$0.20	$0.14	$0.80	$0.47
Diluted	$0.20	$0.14	$0.80	$0.47
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs for the three and nine months ended September 30, 2023 and 2022 and the dilutive effect of forward sale equity contracts under the treasury stock method for the nine months ended September 30, 2022 (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2014-SFR2 securitization	$461,885	$464,745	$465,864	$469,192
AMH 2014-SFR3 securitization	477,078	480,236	480,467	484,350
AMH 2015-SFR1 securitization	501,756	505,005	505,738	509,714
AMH 2015-SFR2 securitization	435,368	438,785	438,773	442,286
Total asset-backed securitizations	1,876,087	1,888,771	1,890,842	1,905,542
2028 unsecured senior notes, net	496,548	465,010	495,956	463,920
2029 unsecured senior notes, net	396,966	377,688	396,543	377,680
2031 unsecured senior notes, net	441,912	343,737	441,133	347,243
2032 unsecured senior notes, net	583,024	495,720	581,533	504,294
2051 unsecured senior notes, net	291,421	180,378	291,189	189,750
2052 unsecured senior notes, net	289,088	217,014	288,802	221,922
Total unsecured senior notes, net	2,498,959	2,079,547	2,495,156	2,104,809
Revolving credit facility	—	—	130,000	130,000
Total debt	$4,375,046	$3,968,318	$4,515,998	$4,140,351

Note 14. Related Party Transactions

As of September 30, 2023 and December 31, 2022, affiliates owned approximately 12.6% and 12.9%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of September 30, 2023 and December 31, 2022) an approximate 23.5% and 23.9% interest as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AMH, which is included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of September 30, 2023, the Company had commitments to acquire 43 single-family properties through our National Builder Program and traditional acquisition channel for an aggregate purchase price of $10.5 million, as well as $112.3 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of September 30, 2023, the Company had sales in escrow for approximately 86 of our single-family properties and 188 of our land lots for aggregate selling prices of $57.9 million.

As of September 30, 2023, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $218.2 million.

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

Note 16. Subsequent Events

Subsequent Acquisitions

From October 1, 2023 through October 27, 2023, the Company added 214 properties to its portfolio for a total cost of approximately $74.4 million, which included 205 newly constructed properties delivered through our AMH Development Program and nine properties acquired through our traditional acquisition channel.

Subsequent Dispositions

From October 1, 2023 through October 27, 2023, the Company disposed of 63 properties for aggregate net proceeds of approximately $18.4 million.

Revolving Credit Facility

From October 1, 2023 through October 31, 2023, the Company borrowed an additional $50.0 million under its revolving credit facility, resulting in $50.0 million of outstanding borrowings under its revolving credit facility as of October 31, 2023.

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

As of September 30, 2023, we owned 59,092 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 21 states, including 700 properties held for sale, compared to 58,993 single-family properties in 21 states, including 1,115 properties held for sale, as of December 31, 2022 and 58,961 single-family properties in 21 states, including 1,057 properties held for sale, as of September 30, 2022. As of September 30, 2023, 55,949 of our total properties (excluding properties held for sale) were occupied, compared to 55,605 of our total properties (excluding properties held for sale) as of December 31, 2022 and 55,421 of our total properties (excluding properties held for sale) as of September 30, 2022. Also, as of September 30, 2023, the Company had an additional 2,936 properties held in unconsolidated joint ventures, compared to 2,540 properties held in unconsolidated joint ventures as of December 31, 2022 and 2,271 properties held in unconsolidated joint ventures as of September 30, 2022. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of September 30, 2023:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,851	10.0%	$1,301.7	10.2%	$222,478	2,173	17.2	2016
Dallas-Fort Worth, TX	4,108	7.0%	721.0	5.6%	175,506	2,100	19.3	2014
Charlotte, NC	4,039	6.9%	879.2	6.9%	217,682	2,109	17.8	2015
Phoenix, AZ	3,386	5.8%	718.6	5.6%	212,239	1,839	19.1	2016
Nashville, TN	3,290	5.6%	809.2	6.3%	245,952	2,116	16.0	2016
Jacksonville, FL	3,038	5.2%	653.9	5.1%	215,247	1,928	14.4	2016
Indianapolis, IN	2,863	4.9%	496.6	3.9%	173,466	1,928	20.6	2014
Tampa, FL	2,875	4.9%	660.6	5.2%	229,767	1,947	15.2	2016
Houston, TX	2,458	4.2%	436.9	3.4%	177,734	2,086	17.8	2014
Raleigh, NC	2,175	3.7%	432.9	3.4%	199,047	1,890	17.6	2015
Cincinnati, OH	2,125	3.6%	417.3	3.3%	196,358	1,842	20.7	2014
Columbus, OH	2,151	3.7%	417.8	3.3%	194,252	1,878	20.9	2015
Las Vegas, NV	2,128	3.6%	601.6	4.7%	282,700	1,935	11.8	2017
Salt Lake City, UT	1,899	3.3%	577.3	4.5%	303,986	2,244	17.0	2016
Orlando, FL	1,982	3.4%	428.2	3.4%	216,061	1,910	18.4	2016
Greater Chicago area, IL and IN	1,559	2.7%	297.0	2.3%	190,489	1,866	22.1	2013
Charleston, SC	1,520	2.6%	346.5	2.7%	227,982	1,963	12.9	2017
San Antonio, TX	1,282	2.2%	252.4	2.0%	196,843	1,925	14.7	2015
Seattle, WA	1,149	2.0%	376.1	2.9%	327,350	2,001	13.6	2017
Savannah/Hilton Head, SC	1,042	1.8%	218.4	1.7%	209,613	1,888	15.0	2016
All Other (2)	7,472	12.9%	1,728.1	13.6%	231,277	1,910	17.6	2015
Total/Average	58,392	100.0%	$12,771.3	100.0%	$218,717	1,991	17.4	2015
(1)Excludes 700 single-family properties held for sale as of September 30, 2023.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of September 30, 2023:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	95.4%	$2,103	12.0	7.3	7.7%
Dallas-Fort Worth, TX	95.8%	2,148	12.0	6.5	7.0%
Charlotte, NC	96.6%	2,016	12.0	6.5	7.6%
Phoenix, AZ	95.4%	2,015	12.0	6.2	6.6%
Nashville, TN	95.7%	2,201	12.0	6.7	6.4%
Jacksonville, FL	95.3%	2,050	12.0	6.3	6.2%
Indianapolis, IN	96.5%	1,753	12.1	6.4	5.9%
Tampa, FL	95.3%	2,246	12.0	6.9	8.8%
Houston, TX	96.6%	1,928	12.0	6.5	6.5%
Raleigh, NC	96.1%	1,909	12.0	6.8	6.5%
Cincinnati, OH	96.2%	1,993	12.0	6.7	8.0%
Columbus, OH	96.3%	2,033	12.0	6.4	6.9%
Las Vegas, NV	92.0%	2,148	12.0	6.6	4.2%
Salt Lake City, UT	95.8%	2,311	12.0	6.5	5.9%
Orlando, FL	94.8%	2,188	12.0	6.8	9.9%
Greater Chicago area, IL and IN	97.3%	2,273	12.1	6.6	7.4%
Charleston, SC	95.7%	2,136	12.0	6.8	7.6%
San Antonio, TX	95.5%	1,885	12.0	6.3	4.1%
Seattle, WA	95.1%	2,612	11.8	6.6	8.2%
Savannah/Hilton Head, SC	96.6%	2,031	12.0	6.2	10.0%
All Other (6)	94.8%	2,062	12.0	6.5	7.1%
Total/Average	95.6%	$2,081	12.0	6.6	7.1%
(1)Excludes 700 single-family properties held for sale as of September 30, 2023.
(2)For the three months ended September 30, 2023, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended September 30, 2023, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended September 30, 2023, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are increasingly focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. Recently, we have strategically scaled back acquisitions through our National Builder Program and traditional acquisition channel as the housing market adjusts to the current macroeconomic environment. We anticipate beginning to grow in these acquisition channels when the housing and capital markets stabilize. During the three months ended September 30, 2023, we developed or acquired 623 homes, including 615 newly constructed homes delivered through our AMH Development Program and eight homes acquired through our traditional acquisition channel, offset by 224 homes sold to third parties. During the three months ended September 30, 2023, we also developed an additional 99 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 714 total program deliveries through our AMH Development Program.

Our properties held for sale were identified based on submarket analysis, as well as individual property-level operational review. As of September 30, 2023 and December 31, 2022, there were 700 and 1,115 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 6.8% for the three months ended September 30, 2023, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 8.6% and 8.3% during the three months ended September 30, 2023 and 2022, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 7.3% for the nine months ended September 30, 2023, and we experienced turnover rates of 23.1% and 22.2% during the nine months ended September 30, 2023 and 2022, respectively.

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

Results of Operations

Net income totaled $88.1 million for the three months ended September 30, 2023, compared to $61.7 million for the three months ended September 30, 2022. The increase was primarily due to higher rental rates as well as higher net gains on property sales. Net income totaled $341.2 million for the nine months ended September 30, 2023, compared to $206.2 million for the nine months ended September 30, 2022. The increase was primarily due to higher net gains on property sales, higher rental rates and a larger number of occupied properties.

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

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended September 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended September 30,
	2023	2022
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$421,697	$391,627
Tenant charge-backs	(65,840)	(62,014)
Core revenues	355,857	329,613
Less: Non-Same-Home core revenues	53,559	43,953
Same-Home core revenues	$302,298	$285,660

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$167,041	$152,065
Property management expenses	30,785	29,739
Noncash share-based compensation - property management	(953)	(1,015)
Expenses reimbursed by tenant charge-backs	(65,840)	(62,014)
Core property operating expenses	131,033	118,775
Less: Non-Same-Home core property operating expenses	19,824	18,338
Same-Home core property operating expenses	$111,209	$100,437

Core NOI and Same-Home Core NOI
Net income	$88,092	$61,665
Hurricane-related charges, net	—	6,133
Gain on sale and impairment of single-family properties and other, net	(33,335)	(24,197)
Depreciation and amortization	114,863	109,319
Acquisition and other transaction costs	3,399	4,482
Noncash share-based compensation - property management	953	1,015
Interest expense	34,381	36,254
General and administrative expense	18,336	16,986
Other income and expense, net	(1,865)	(819)
Core NOI	224,824	210,838
Less: Non-Same-Home Core NOI	33,735	25,615
Same-Home Core NOI	$191,089	$185,223

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended September 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended September 30, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$299,652		$53,334		$352,986
Fees from single-family properties	6,746		1,276		8,022
Bad debt	(4,100)		(1,051)		(5,151)
Core revenues	302,298		53,559		355,857

Property tax expense	51,646	17.1%	7,939	14.9%	59,585	16.7%
HOA fees, net (2)	5,737	1.9%	1,095	2.0%	6,832	1.9%
R&M and turnover costs, net (2)	27,379	9.1%	4,873	9.1%	32,252	9.1%
Insurance	3,962	1.3%	718	1.3%	4,680	1.3%
Property management expenses, net (3)	22,485	7.4%	5,199	9.7%	27,684	7.8%
Core property operating expenses	111,209	36.8%	19,824	37.0%	131,033	36.8%

Core NOI	$191,089	63.2%	$33,735	63.0%	$224,824	63.2%

	For the Three Months Ended September 30, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$282,489		$44,000		$326,489
Fees from single-family properties	5,900		1,117		7,017
Bad debt	(2,729)		(1,164)		(3,893)
Core revenues	285,660		43,953		329,613

Property tax expense	45,726	16.0%	7,176	16.3%	52,902	16.0%
HOA fees, net (2)	5,465	1.9%	941	2.1%	6,406	1.9%
R&M and turnover costs, net (2)	23,972	8.4%	4,879	11.1%	28,851	8.8%
Insurance	3,109	1.1%	470	1.1%	3,579	1.1%
Property management expenses, net (3)	22,165	7.8%	4,872	11.1%	27,037	8.2%
Core property operating expenses	100,437	35.2%	18,338	41.7%	118,775	36.0%

Core NOI	$185,223	64.8%	$25,615	58.3%	$210,838	64.0%
(1)Includes 49,643 properties that have been stabilized longer than 90 days prior to January 1, 2022.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 7.7% to $421.7 million for the three months ended September 30, 2023 from $391.6 million for the three months ended September 30, 2022. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 9.8% to $167.0 million for the three months ended September 30, 2023 from $152.1 million for the three months ended September 30, 2022. This increase was primarily attributable to increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals as well as increased R&M and turnover costs.

Property Management Expenses

Property management expenses for the three months ended September 30, 2023 and 2022 were $30.8 million and $29.7 million, respectively, which included $1.0 million of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 5.8% to $302.3 million for the three months ended September 30, 2023 from $285.7 million for the three months ended September 30, 2022. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 6.8% to $2,086 per month for the three months ended September 30, 2023 compared to $1,954 per month for the three months ended September 30, 2022, partially offset by a decrease in Average Occupied Days Percentage, which was 96.4% for the three months ended September 30, 2023 compared to 97.1% for the three months ended September 30, 2022.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 10.7% to $111.2 million for the three months ended September 30, 2023 from $100.4 million for the three months ended September 30, 2022 primarily driven by increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals as well as increased R&M and turnover costs, net.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended September 30, 2023 and 2022 was $18.3 million and $17.0 million, respectively, which included $4.2 million and $3.4 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense and the timing of increased personnel and information technology costs to support growth in our business as well as other inflationary increases.

Interest Expense

Interest expense decreased 5.2% to $34.4 million for the three months ended September 30, 2023 from $36.3 million for the three months ended September 30, 2022. The decrease was primarily due to additional capitalized interest during the three months ended September 30, 2023 related to an increase in development activities under our AMH Development Program.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended September 30, 2023 and 2022 were $3.4 million and $4.5 million, respectively, which included $1.3 million of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily a result of a decrease in personnel costs due to fewer planned transactions through our traditional acquisition channel during the three months ended September 30, 2023.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 5.1% to $114.9 million for the three months ended September 30, 2023 from $109.3 million for the three months ended September 30, 2022 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Hurricane-Related Charges, net

Hurricane Ian impacted certain properties primarily located in Florida, South Carolina and North Carolina, resulting in $6.1 million of hurricane-related charges, net during the three months ended September 30, 2022. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the three months ended September 30, 2022, the Company recognized $8.4 million in gross charges primarily related to an estimated accrual for minor repair and remediation costs, partially offset by $2.3 million of related insurance claims.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended September 30, 2023 and 2022 was $33.3 million and $24.2 million, respectively, which included $0.3 million and $0.2 million, respectively, of impairment charges related to homes classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from an increase in properties sold.

Other Income and Expense, net

Other income and expense, net for the three months ended September 30, 2023 and 2022 was $1.9 million and $0.8 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,214,948	$1,109,608
Tenant charge-backs	(167,049)	(157,423)
Core revenues	1,047,899	952,185
Less: Non-Same-Home core revenues	152,724	113,521
Same-Home core revenues	$895,175	$838,664

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$456,662	$414,978
Property management expenses	92,251	84,541
Noncash share-based compensation - property management	(3,151)	(3,146)
Expenses reimbursed by tenant charge-backs	(167,049)	(157,423)
Core property operating expenses	378,713	338,950
Less: Non-Same-Home core property operating expenses	58,757	50,243
Same-Home core property operating expenses	$319,956	$288,707

Core NOI and Same-Home Core NOI
Net income	$341,205	$206,234
Hurricane-related charges, net	—	6,133
Gain on sale and impairment of single-family properties and other, net	(180,752)	(79,052)
Depreciation and amortization	340,779	313,688
Acquisition and other transaction costs	12,650	18,114
Noncash share-based compensation - property management	3,151	3,146
Interest expense	105,107	98,622
General and administrative expense	56,128	53,115
Other income and expense, net	(9,082)	(6,765)
Core NOI	669,186	613,235
Less: Non-Same-Home Core NOI	93,967	63,278
Same-Home Core NOI	$575,219	$549,957

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the Nine Months Ended September 30, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$887,363		$152,709		$1,040,072
Fees from single-family properties	19,165		3,697		22,862
Bad debt	(11,353)		(3,682)		(15,035)
Core revenues	895,175		152,724		1,047,899

Property tax expense	154,709	17.2%	25,503	16.8%	180,212	17.1%
HOA fees, net (2)	16,287	1.8%	2,818	1.8%	19,105	1.8%
R&M and turnover costs, net (2)	69,494	7.8%	13,328	8.7%	82,822	7.9%
Insurance	11,261	1.3%	1,951	1.3%	13,212	1.3%
Property management expenses, net (3)	68,205	7.6%	15,157	9.9%	83,362	8.0%
Core property operating expenses	319,956	35.7%	58,757	38.5%	378,713	36.1%

Core NOI	$575,219	64.3%	$93,967	61.5%	$669,186	63.9%

	For the Nine Months Ended September 30, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$829,690		$113,500		$943,190
Fees from single-family properties	16,740		3,268		20,008
Bad debt	(7,766)		(3,247)		(11,013)
Core revenues	838,664		113,521		952,185

Property tax expense	136,856	16.3%	20,435	18.0%	157,291	16.5%
HOA fees, net (2)	15,427	1.8%	2,462	2.2%	17,889	1.9%
R&M and turnover costs, net (2)	63,683	7.6%	12,653	11.1%	76,336	8.0%
Insurance	9,156	1.1%	1,333	1.2%	10,489	1.1%
Property management expenses, net (3)	63,585	7.6%	13,360	11.8%	76,945	8.1%
Core property operating expenses	288,707	34.4%	50,243	44.3%	338,950	35.6%

Core NOI	$549,957	65.6%	$63,278	55.7%	$613,235	64.4%
(1)Includes 49,643 properties that have been stabilized longer than 90 days prior to January 1, 2022.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 9.5% to $1.2 billion for the nine months ended September 30, 2023 from $1.1 billion for the nine months ended September 30, 2022. Revenue growth was driven by higher rental rates and an increase in our average occupied portfolio which grew to 55,901 homes for the nine months ended September 30, 2023, compared to 54,658 homes for the nine months ended September 30, 2022.

Property Operating Expenses

Property operating expenses increased 10.0% to $456.7 million for the nine months ended September 30, 2023 from $415.0 million for the nine months ended September 30, 2022. This increase was primarily attributable to increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals as well as inflationary increases in R&M and turnover costs.

Property Management Expenses

Property management expenses for the nine months ended September 30, 2023 and 2022 were $92.3 million and $84.5 million, respectively, which included $3.2 million and $3.1 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses as well as other inflationary increases.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 6.7% to $895.2 million for the nine months ended September 30, 2023 from $838.7 million for the nine months ended September 30, 2022. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 7.3% to $2,049 per month for the nine months ended September 30, 2023 compared to $1,910 per month for the nine months ended September 30, 2022, partially offset by a decrease in Average Occupied Days Percentage, which was 96.9% for the nine months ended September 30, 2023 compared to 97.2% for the nine months ended September 30, 2022.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 10.8% to $320.0 million for the nine months ended September 30, 2023 from $288.7 million for the nine months ended September 30, 2022 primarily driven by increased property tax expense from anticipated 2023 property tax assessments and timing of prior year property tax accruals as well as inflationary increases in R&M and turnover costs, net and property management expenses, net.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the nine months ended September 30, 2023 and 2022 was $56.1 million and $53.1 million, respectively, which included $13.9 million and $13.4 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to the timing of increased personnel and information technology costs to support growth in our business as well as other inflationary increases.

Interest Expense

Interest expense increased 6.6% to $105.1 million for the nine months ended September 30, 2023 from $98.6 million for the nine months ended September 30, 2022. This increase was primarily due to additional interest from the issuances of the 2032 and 2052 unsecured senior notes in April 2022, partially offset by additional capitalized interest during the nine months ended September 30, 2023 related to an increase in development activities under our AMH Development Program.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the nine months ended September 30, 2023 and 2022 were $12.7 million and $18.1 million, respectively, which included $3.7 million and $7.2 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to lower noncash share-based compensation expense as well as a decrease in personnel costs due to fewer planned transactions through our traditional acquisition channel during the nine months ended September 30, 2023.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 8.6% to $340.8 million for the nine months ended September 30, 2023 from $313.7 million for the nine months ended September 30, 2022 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Hurricane-Related Charges, net

Hurricane Ian impacted certain properties primarily located in Florida, South Carolina and North Carolina, resulting in $6.1 million of hurricane-related charges, net during the nine months ended September 30, 2022. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the nine months ended September 30, 2022, the Company recognized $8.4 million in gross charges primarily related to an estimated accrual for minor repair and remediation costs, partially offset by $2.3 million of related insurance claims.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the nine months ended September 30, 2023 and 2022 was $180.8 million and $79.1 million, respectively, which included $1.1 million and $1.3 million, respectively, of impairment charges related to homes classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from an increase in properties sold.

Other Income and Expense, net

Other income and expense, net for the nine months ended September 30, 2023 and 2022 was $9.1 million and $6.8 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Annual Report. There have been no material changes to these estimates during the nine months ended September 30, 2023.

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

Our liquidity and capital resources as of September 30, 2023 included cash and cash equivalents of $69.5 million. Additionally, as of September 30, 2023, we had no outstanding borrowings and $2.7 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.25 billion of remaining borrowing capacity. Under our June 2023 At-the-Market Program discussed below, we also had $1.0 billion remaining available for future share issuances as of September 30, 2023. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$623,374	$596,788	$26,586
Net cash used for investing activities	(465,316)	(1,267,654)	802,338
Net cash (used for) provided by financing activities	(133,371)	736,819	(870,190)
Net increase in cash, cash equivalents and restricted cash	$24,687	$65,953	$(41,266)

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $26.6 million, or 4.5%, from $596.8 million for the nine months ended September 30, 2022 to $623.4 million for the nine months ended September 30, 2023 primarily due to increased cash inflows generated from higher rental rates and a larger number of occupied properties, partially offset by higher cash outflows for property related expenses as a result of inflationary increases.

Investing Activities

Net cash used for investing activities decreased $802.3 million, or 63.3%, from $1.3 billion for the nine months ended September 30, 2022 to $465.3 million for the nine months ended September 30, 2023. Our investing activities are most significantly impacted by the level of investment activity through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels decreased $569.8 million during the nine months ended September 30, 2023 primarily due to a strategic scale back in the acquisition of single-family properties through our National Builder Program and traditional acquisition channel during the nine months ended September 30, 2023 as the housing market adjusts to the current macroeconomic environment. Homes acquired through our traditional acquisition channel require additional expenditures to prepare them for rental, and cash outflows for renovations to single-family properties decreased $56.7 million primarily as a result of a decreased volume of properties that underwent initial or property-enhancing renovations during the nine months ended September 30, 2023. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio. Net proceeds received from the sale of single-family properties and other increased $221.0 million as a result of an increased volume of properties sold during the nine months ended September 30, 2023. In addition, cash paid for deposits on land option contracts decreased $9.5 million and cash outflows for other investing activities decreased $5.0 million during the nine months ended September 30, 2023. These changes were partially offset by (i) a $33.4 million reduction in collections on notes receivables related to property sales, (ii) a $19.0 million reduction in net cash inflows from unconsolidated joint ventures due to the timing of contributions and distributions to and from our unconsolidated joint ventures, and (iii) a $7.6 million increase in recurring and other capital expenditures for single-family properties primarily due to inflationary increases in costs.

Financing Activities

Net cash used for financing activities was $133.4 million for the nine months ended September 30, 2023 compared to net cash provided by financing activities of $736.8 million for the nine months ended September 30, 2022. This change of $870.2 million was primarily due to (i) an $868.6 million reduction in proceeds from unsecured senior notes, net of discount and deferred financing costs, (ii) a $262.9 million reduction in proceeds from the issuance of Class A common shares, net of offering costs, (iii) a $60.2 million decrease in proceeds from liabilities related to consolidated land not owned, and (iv) a $57.1 million increase in distributions paid to common share and unit holders resulting from a 22% increase in distributions paid per common share and unit. These changes were partially offset by (i) a $220.0 million reduction in net cash outflows to pay down our revolving credit facility, (ii) a nonrecurring $155.0 million cash outflow for the redemption of the Series F perpetual preferred shares during the nine months ended September 30, 2022 and (iii) a $3.1 million reduction in distributions to preferred shareholders as a result of the redemption of our Series F perpetual preferred shares during the nine months ended September 30, 2022.

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

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “June 2023 At-the-Market Program”). The June 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the June 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The June 2023 At-the-Market Program may be suspended or terminated by the Company at any time. As of September 30, 2023, no shares have been issued under the June 2023 At-the-Market Program and $1.0 billion remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2023 and 2022, we did not repurchase and retire any of our Class A common shares or preferred shares. As of September 30, 2023, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Distributions

As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. As of December 31, 2022, AMH had a net operating loss (“NOL”) for U.S. federal income tax purposes of $11.8 million. We intend to use our NOL (to the extent available) to reduce our REIT taxable income to the extent that REIT taxable income is not reduced by our deduction for dividends paid.

During the nine months ended September 30, 2023 and 2022, the Company distributed an aggregate $283.8 million and $229.9 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$74,113	$50,715	$289,607	$163,244
Adjustments:
Noncontrolling interests in the Operating Partnership	10,493	7,464	41,140	24,119
Gain on sale and impairment of single-family properties and other, net	(33,335)	(24,197)	(180,752)	(79,052)
Adjustments for unconsolidated joint ventures	812	448	2,380	(122)
Depreciation and amortization	114,863	109,319	340,779	313,688
Less: depreciation and amortization of non-real estate assets	(4,476)	(3,543)	(12,902)	(9,648)
FFO attributable to common share and unit holders (1)	$162,470	$140,206	$480,252	$412,229
Adjustments:
Acquisition, other transaction costs and other	3,399	4,482	12,650	18,114
Noncash share-based compensation - general and administrative	4,160	3,390	13,885	13,352
Noncash share-based compensation - property management	953	1,015	3,151	3,146
Hurricane-related charges, net	—	6,133	—	6,133
Redemption of perpetual preferred shares	—	—	—	5,276
Core FFO attributable to common share and unit holders (1)	$170,982	$155,226	$509,938	$458,250
Recurring Capital Expenditures	(23,973)	(22,479)	(59,079)	(49,616)
Leasing costs	(792)	(689)	(2,368)	(1,868)
Adjusted FFO attributable to common share and unit holders (1)	$146,217	$132,058	$448,491	$406,766
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$88,092	$61,665	$341,205	$206,234
Interest expense	34,381	36,254	105,107	98,622
Depreciation and amortization	114,863	109,319	340,779	313,688
EBITDA	$237,336	$207,238	$787,091	$618,544

Gain on sale and impairment of single-family properties and other, net	(33,335)	(24,197)	(180,752)	(79,052)
Adjustments for unconsolidated joint ventures	812	448	2,380	(122)
EBITDAre	$204,813	$183,489	$608,719	$539,370

Noncash share-based compensation - general and administrative	4,160	3,390	13,885	13,352
Noncash share-based compensation - property management	953	1,015	3,151	3,146
Acquisition, other transaction costs and other	3,399	4,482	12,650	18,114
Hurricane-related charges, net	—	6,133	—	6,133
Adjusted EBITDAre	$213,325	$198,509	$638,405	$580,115

Recurring Capital Expenditures	(23,973)	(22,479)	(59,079)	(49,616)
Leasing costs	(792)	(689)	(2,368)	(1,868)
Fully Adjusted EBITDAre	$188,560	$175,341	$576,958	$528,631

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the nine months ended September 30, 2023, the Company paid down $130.0 million on its revolving credit facility, resulting in no outstanding variable rate debt as of September 30, 2023 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in the 2022 Annual Report in Part I, “Item 1A. Risk Factors,” the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 in Part II, “Item 1A. Risk Factors” and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 4, 2023.)

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
Date: November 3, 2023

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: November 3, 2023