Form 10-K
period 2023-12-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2024-02-23
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
    American Homes 4 Rent ☒                American Homes 4 Rent, L.P. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
    American Homes 4 Rent ☐                American Homes 4 Rent, L.P. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
    American Homes 4 Rent ☐                American Homes 4 Rent, L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    American Homes 4 Rent Yes ☐    No ☒            American Homes 4 Rent, L.P. Yes ☐    No ☒
The aggregate market value of American Homes 4 Rent’s Class A common shares held by non-affiliates of the registrant was approximately $11.2 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2023. There is no public trading market for the common units of limited partnership interest of American Homes 4 Rent, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of American Homes 4 Rent, L.P. cannot be determined.
There were 365,492,702 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on February 21, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2023.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of December 31, 2023 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

Form 10-K

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

These and other important factors, including those discussed under Part I, “Item 1. Business,” Part I, “Item 1A. Risk Factors,” Part I, “Item 1C. Cybersecurity,” Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

AMH is the general partner of, and as of December 31, 2023 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

As of December 31, 2023, the Company held 59,332 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) within 21 states, including 862 properties classified as held for sale, and 55,768 of our total properties (excluding properties held for sale) were occupied. The Company also held an additional 2,978 properties in unconsolidated joint ventures as of December 31, 2023. We have an integrated operating platform that consists of 1,725 personnel dedicated to property management, acquisitions, development, marketing, leasing, financial and administrative functions.

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

We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws for each of our taxable years commencing with our taxable year ended December 31, 2012 through the current taxable year ended December 31, 2023. We expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2024 and subsequent taxable years.

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

Our Business and Growth Strategies

Our primary objective is to generate attractive risk-adjusted returns for our shareholders through dividends and capital appreciation by acquiring, developing, renovating, leasing and managing single-family homes as rental properties. We believe we can achieve this objective by pursuing the following strategies:

•Grow through our one-of-a-kind internal development program.  We have created a fully integrated internal development program, known as AMH Development, that constructs “built-for-rental” homes, which we believe represents one of the best available investments on a risk-adjusted return basis. Our “built-for-rental” homes leverage our existing property management platform and are built with the long-term renter in mind, including maintenance resilient features, as well as floor plans, finishes and other features known to be desirable to our residents. Our experienced land acquisition team and our proprietary data analytics enables us to strategically identify ideal land opportunities that are within our existing footprint in our high-growth markets.

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

•Establish a nationally recognized brand.  Our corporate brand identity, which was updated to the simplified name of “AMH” with a reimagined look and feel in January 2023, represents a commitment to continued innovation, as well as to the company’s original purpose and leadership in powering a better future for American housing. This branding leverages the company’s rich heritage, people-first employer culture and an industry leading sustainability program. We continue to strive toward establishing “AMH” as a nationally recognized brand because we believe that establishing a brand well-known for quality, value and resident satisfaction will help attract and retain residents and qualified personnel, as well as support higher rental rates. We believe that creating brand awareness will facilitate the growth and success of our company. We have established a toll-free number serviced by our call center and a website to provide a direct portal to reach potential residents and to drive our brand presence. We believe our brand has gained recognition within a number of our markets.

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

Our Business Activities

Property Development, Acquisition, Renovation, Leasing and Property Management

•Property Development.  We are focused on developing “built-for-rental” homes through our internal AMH Development Program and acquiring newly constructed homes from third-party developers through our National Builder Program in target markets in select submarkets of MSAs. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the availability of suitable land assets and the nature of each lot acquired. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

For our AMH Development Program, the development timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately four to six months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our AMH Development Program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. On average, it takes approximately 10 to 50 days to lease a property after its development.

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

•Tenant Relations and Property Maintenance.  We are also responsible for most property repairs and maintenance and tenant relations. Our tenants can request maintenance through our online website, our 24/7 emergency line to handle after-hours issues, or through our local property management office or call center. As part of our ongoing property management, we conduct routine repairs and maintenance as appropriate to maximize long-term rental income and cash flows from our portfolio, and are increasingly performing this work using in-house employees as opposed to third-party vendors. In addition, our local teams are involved in periodic visits to our properties to help foster positive, long-term relationships with our tenants, to monitor the condition and use of our homes and to ensure compliance with HOA rules and regulations.

•Systems and Technology.  Effective systems and technology are essential components of our process. We have made significant investments in our operating, accounting and asset management systems. They are designed to be scalable to accommodate continued growth in our portfolio of homes. Our website is fully integrated into the tenant accounting and leasing system. From the website, which is accessible from mobile devices, prospective tenants can browse homes available for rent, request additional information and apply to rent a specific home. Through the tenant portal existing tenants can set up automatic payments. The system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and paying property-level expenses. The system obtains credit information from a major credit bureau, which is used to evaluate prospective tenant rental applications.

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

Competition and Trends in Market Demand

We face competition from different sources in each of our two primary activities: developing/acquiring properties and renting our properties. We believe our primary competitors in acquiring our target properties through individual acquisitions are private home buyers, individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios of properties or land assets include large and small private equity investors, public and private REITs, other sizeable private institutional investors and other homebuilders. These same competitors may also compete with us for tenants. Competition may increase the prices for properties and land that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our acquisition platform, our extensive in-house property management infrastructure and market knowledge in markets that meet our selection criteria provide us with competitive advantages. Further, we have benefited from increases in long-term demand due to population growth in households desiring detached single-family homes, the surge in demand for larger living spaces driven by the proliferation of work-from-home arrangements, and increases in mortgage rates which have made home ownership more expensive. We expect these trends to continue into 2024. However, if these trends diminish or mortgage rates decline, demand for our single-family rental homes may be impacted. In addition to these recent trends, we also believe the persistent national housing shortage and the progression of the millennial demographic into “family formation” years will continue to drive long-term demand for our single-family rental homes.

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

Residential Housing Legislation and Regulations

Various legislative and regulatory bodies have been focused on the shortage of residential housing in the U.S. and significant increases in the cost of housing. Some states and local jurisdictions continue to propose and pass regulations restricting landlords’ ability to screen applicants, raise rents, process evictions and terminate tenancies. There has been vigorous and continuing political debate and discussion, which we participate in, with respect to residential housing laws and regulations. We are currently monitoring proposals on property tax relief, rent pricing methods and fee disclosures. We cannot be certain if or when any specific proposal or policy might be announced or adopted by governmental authorities, and, if so, what the effects on us may be.

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

Human Capital Management

Our success depends on our ability to attract, retain and grow a skilled and diverse workforce to care for our residents and our portfolio of high-quality homes. We are committed to creating and maintaining a great place to work with an inclusive culture, competitive benefits and opportunities for training and growth. Our commitment to human capital development is a focus of not just our executive leadership, but also our board of trustees. The Human Capital and Compensation Committee of the board of trustees oversees the Company’s human capital programs and policies, such as employee retention and development, and regularly meets with executive leadership to discuss these issues. As of December 31, 2023, we had 1,725 dedicated employees. None of our employees are covered by a collective bargaining agreement.

Employee Engagement

To index employee satisfaction and maintain a pulse on how our employees are doing, we use a survey platform that invites dialogue and feedback on a voluntary, confidential and anonymous basis. To ensure ongoing monitoring of trends, we regularly conduct pulse surveys of all employees. During the year ended December 31, 2023, we maintained a healthy 72% participation rate, with over 11,000 comments received. Results are then aggregated via a secure third-party platform for analysis, and a summary dashboard is presented quarterly to the board’s Human Capital and Compensation Committee to maintain awareness of employee sentiment. Senior leadership then reviews and acts on this feedback as appropriate.

Enterprise-level and regional Town Halls, Employee Council meetings, biweekly field representative calls, information technology sessions and company-wide emails are examples of additional ways through which we deliver announcements, promote transparency and engage with our workforce. As a result of feedback delivered in these forums, our employees have played an instrumental role in shaping and advancing the implementation of workplace initiatives.

Another form of employee engagement we’ve adopted is our social impact program, in which we provide company-sponsored volunteer opportunities, volunteer grants and an employee match program to enable employees to give back to their communities and support their favorite causes at work.

We recognize that people thrive when they have the means to meet their needs and goals, both in and out of the workplace. To support our employees in living more fulfilled lives, we maintain a broad range of benefits that promote their physical, emotional and financial wellness. All full-time employees are eligible for our comprehensive benefits package, which includes robust healthcare and life insurance options, a 401(k) retirement plan with company contributions that vest immediately, an employee stock purchase plan, a tuition reimbursement plan, paid time off and our employee wellness programs.

During the year ended December 31, 2023, employee turnover was 27.9%.

Diversity, Equity and Inclusion

We believe that teams comprised of individuals with diverse identities, backgrounds, experiences, perspectives and viewpoints improve dialogue and decision-making in both the workplace and the boardroom, contributing to overall organizational effectiveness. Our diversity, equity and inclusion principles are – embrace individual differences, treat people fairly and create a sense of community and belonging. These principles guide how we engage one another in the workplace.

We promote a sense of belonging and encourage an environment of respect through two flagship programs. First, our “Valuing Differences” learning series provides a foundation for creating awareness and understanding for all team members – 2023 marked the fourth year of this program, and the training is offered to all new employees within their first six months of employment. Rooted in our core competency of “Values Differences,” the program helps employees develop greater awareness about personal biases and learn tools for effective communication to strengthen working relationships. The program also helps employees learn about the policies and initiatives developed by AMH to promote a fair and inclusive workplace and actionable ways to translate these insights into tools to become more equitable leaders.

We also have an Employee Resource Group program that is designed to foster an environment of acceptance and inclusion, enhance social and professional networking among employees, raise cultural awareness, and assist AMH in connecting with the communities in which we operate—all ultimately to strengthen our business, promote innovation, develop talent, and build a great workplace.

Training and Development

We provide training designed to meet the business and technical skills necessary for our employees to succeed in their roles and advance their careers at the Company. From their first day with us, we aim to provide our team members with the tools and training necessary to succeed. Employees are guided through their professional journey by a development toolkit that identifies activities, experiences and milestones for their growth. This systematic review of skills and strengths facilitates a continuous process of leadership development, pipeline development and succession planning. We provided approximately 92,500 hours of training to employees, an average of 54 hours per employee, during the year ended December 31, 2023.

Workplace Safety

The health and safety of our employees is a top priority. We have implemented company-wide policies that address occupational health and safety concerns and offer programs that address these topics. We provide annual safety training for all employees, and every employee in a safety-sensitive position is required to complete additional relevant training. Our OSHA Recordable Incident Rate for 2023 was 1.7, which is below both the historical national average rate and our historical average rate and demonstrates our commitment to maintaining a safe and healthy environment.

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

Inflation has significantly increased since the start of 2021 and continues to remain at elevated levels compared to years prior to 2021. Inflationary pressures have increased our direct and indirect operating and development costs, including for labor at the corporate, property management and development levels, third-party contractors and vendors, building materials, insurance, transportation and taxes. Although our leases permit some price increases to be charged back to our tenants, such as with increased energy prices, to the extent we are unable to offset these cost increases through higher rents or other measures, our operating results will be adversely affected. Our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of tenant defaults and harm our operating results.

Significant increases in property taxes could adversely affect our operating results.

Property taxes are a significant component of our property operating expenses. We have faced and expect to continue to face significant increases in property taxes. If property taxes, over which we have no control, continue to increase at recent rates, and if we are unable to increase rental rates to offset such increased expense, it would adversely affect our operating results, including our net operating income.

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

Our investments are, and are expected to continue to be, concentrated in single-family properties. In addition, our strategy is to concentrate our properties in select geographic markets that we believe favor future growth in rents and valuations. For example, 58.4% of our properties are located in Atlanta, GA, Dallas-Fort Worth, TX, Charlotte, NC, Phoenix, AZ, Nashville, TN, Jacksonville, FL, Indianapolis, IN, Tampa, FL, Houston, TX and Raleigh, NC. A downturn or slowdown in the rental demand for single-family housing generally, or in our target markets specifically, caused by adverse economic, regulatory or environmental conditions, or other events, would have a greater impact on our operating results than if we had more diversified investments. Similarly, given our geographic concentrations, a natural disaster, such as an earthquake, tornado, hurricane, flood or wildfire in one of our key markets could have a significant negative effect on our financial condition and results of operations.

We may not be able to effectively control the timing and costs relating to the renovation of properties, which may adversely affect our operating results and our ability to make distributions.

Nearly all of our properties acquired through traditional channels require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects that require extensive renovation and capital expenditures. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises, and we will pay the costs of renovating. In addition, from time to time, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements and perform significant renovations and repairs that tenant deposits and insurance may not cover. Our properties also have infrastructure and appliances of varying ages and conditions. We routinely retain independent contractors and trade professionals to perform repair work and are exposed to all risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors, delays in receiving work permits, certificates of occupancy and poor workmanship. Supply chain issues and labor force issues have increased these risks. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results may be adversely affected.

We face significant competition for acquisitions of our target properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

We face significant competition for acquisition opportunities in our target markets from other large real estate investors, including developers and private equity firms, some of which may have greater financial resources and a lower cost of capital than we do. We also compete with private home buyers and small-scale investors. Several REITs and other funds have deployed, and others may in the future deploy, significant amounts of capital to purchase single-family homes and may have investment objectives that compete with ours, including in our target markets. This activity has adversely impacted our level of purchases in certain of our target markets. As more well-capitalized companies pursue our business strategy, we expect competition will continue to intensify. As a result, the purchase price of potential acquisitions may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

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

Our success in expanding our development activities depends in large part on our ability to acquire land in our target markets that is suitable for residential homebuilding and meets our land investment criteria.

There is strong competition among homebuilders for land that is suitable for residential development. The future availability of finished and partially finished developed lots and undeveloped land that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available in our target markets, the number of homes we could build and lease could be reduced or we may need to expand to potentially less desirable areas, and the cost of land could increase, perhaps substantially, which could adversely impact our growth and results of operations.

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

We attempt to ensure that our properties are adequately insured to cover casualty losses. However, many of the policies covering casualty losses may be subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of the deductibles and carveouts. Our wholly-owned captive insurance company, American Dream Insurance, LLC, provides general liability insurance coverage for losses below the deductible under our third-party liability insurance policy, and we may increase our utilization of our captive insurance company for additional insurance coverage over time. If we experience a loss and our captive insurance company is required to pay under its insurance policies, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by our captive insurance company should not be considered the equivalent of third-party insurance, but rather as a modified form of self-insurance. There are also some losses, including losses from floods, windstorms, fires, earthquakes, hurricanes, acts of war, acts of terrorism or riots, that may not always be insured against or that are not generally fully insured against because it is not practical to do so. In addition, changes in the cost or availability of insurance could expose us to greater uninsured or self-insured casualty losses. If we incur a casualty loss that is not fully covered by third-party insurance, the value of our assets will be reduced by the amount of any such uninsured or self-insured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect our financial condition, operating results, cash flows and ability to make distributions. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

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

If our confidential information is compromised or corrupted, including as a result of a cybersecurity incident, our business operations and reputation could be damaged, which could adversely affect our financial condition and operating results.

We have been and we expect we will in the future be subject to third party attempts to gain unauthorized access to our systems in order to disrupt operations, corrupt data or steal confidential information, including information regarding our residents, prospective tenants, and employees. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers in our branch offices and on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Notwithstanding our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.

Despite protective measures we have taken, our systems and systems maintained by third-party vendors with which we do business are vulnerable to damage from any number of sources. We face cybersecurity threats, including system, network or Internet failures, cyber-attacks, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts or other scams. These attacks may also originate from persons inside our organization and persons/vendors with access to our systems. Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Even the most well-protected information systems remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected, and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures and thus it is impossible for us to entirely mitigate this risk.

Although we have implemented a variety of security measures intended to protect the confidentiality and security of this information (refer to Item 1C. “Cybersecurity” in this report for more information about our cybersecurity risk management and governance) and also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches, there can be no assurance that these measures will prevent a cybersecurity incident or that our cyber risk insurance coverage will be sufficient in the event of a cyber-attack. Any such cybersecurity incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, the loss of our residents, disruption to our operations and the services we provide to residents or damage our reputation, any of which could adversely affect our financial condition and operating results.

Furthermore, increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm us.

Although none of the cyber-attacks and incidents we have identified to date has had a material impact on our business or operations, we expect to continue to identify cyber-attacks and cybersecurity incidents on our systems and those of third parties, and we cannot predict the potential impact of future cyber-attacks and cybersecurity incidents on our business. The occurrence of any substantial future cyber-attacks and cybersecurity incidents could materially impact our business, which could adversely affect our financial condition and operating results.

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

Since 2022, interest rates have been at relatively high levels compared to recent years. This has increased our cost of new debt or preferred capital, increased the borrowing costs under our credit facility, and has impacted the relative attractiveness of the dividend yield on our common shares. Increases in our cost of capital impact our assessment of the yields we consider appropriate to support pursuing property acquisition and development opportunities and thus can impact our external growth prospects. The degree and pace of these changes have had and may continue to have adverse macroeconomic effects that have and may continue to have adverse impacts on our tenants, including as a result of economic recession, increased unemployment, and increased financing costs. For more information on interest rate risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

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

Pandemics and other public health emergencies could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

A pandemic, such as the COVID-19 pandemic, or similar public health emergencies could negatively impact the global economy, disrupt financial markets and international trade, and result in varying unemployment levels, all of which could negatively impact our business, results of operations, cash flows, and financial condition. These types of events could lead governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate the issue, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures, quarantine orders, and orders not allowing the collection of rents, rent increases, or eviction of non-paying tenants.

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

As landlord of numerous properties, we are involved regularly in evicting tenants who are not paying their rent or are otherwise in material violation of their lease. Eviction activities impose legal and managerial expenses that raise our costs. The eviction process is typically subject to legal barriers, mandatory “cure” policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, landlord-tenant laws may impose legal duties to assist tenants in relocating to new housing, or restrict the landlord’s ability to recover certain costs or charge tenants for damage caused by them. Because such laws vary by state and locality, we and any regional and local property managers we hire will need to take all appropriate steps to comply with all applicable landlord tenant laws, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation, or if we settle such litigation. Furthermore, rent control laws or other regulations that may limit our ability to increase rental rates may affect our rental income. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected. We believe these types of measures will continue given increasing political support.

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

Members of the Company’s senior management, trustees and their affiliates collectively hold significant amounts of the Company’s Class A common shares, entitled to one vote each, and Class B common shares, entitled to 50 votes each and which convert into Class

A common shares on a one for one basis for every 49 partnership units converted, and Class A units in the Operating Partnership, which are nonvoting. This structure was put in place when the Company was organized to provide voting rights to holders of units in the Operating Partnership corresponding with their equity ownership. All members of the Company’s senior management, trustees and their affiliates collectively hold Class A common shares or Class B common shares that represent approximately 19.5% of the current voting power of the Company as of December 31, 2023. Assuming the conversion of all of the Class A units held by these individuals into Class A common shares, they would own approximately 28.6% of the voting power of the Company based on the Company’s outstanding common shares as of December 31, 2023. The Hughes Family and affiliates own all of the Class B common shares and, together with the Class A common shares they own, hold 19.3% of the voting power of the Company. Our senior management, trustees and affiliates have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of the Company’s shareholders, including electing trustees, changing the Company’s charter documents and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

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

Even if we qualify as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under the Code. Finally, we could, in certain circumstances, be required to pay an excise or penalty tax or interest charge (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT and to avoid the imposition of an entity-level tax. Any of these taxes or interest charges would decrease cash available for distribution to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets through a TRS or other subsidiary corporations that are subject to U.S. federal, state and local corporate taxes. Any of these taxes would decrease cash available for distribution to our shareholders.

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

The Code provides that no more than 20% of the value of a REIT’s assets may consist of shares or securities of one or more TRS. Our TRS earn income that otherwise would be nonqualifying income if earned by us. Our TRS also hold certain properties the sale of which may not qualify for the safe harbor for prohibited transactions described above. The limitation on ownership of TRS stock could limit the extent to which we can conduct these activities and other activities through our TRS. In addition, taxpayers, including TRS, are subject to a limitation on their ability to deduct net business interest generally equal to 30% of adjusted taxable income, subject to certain exceptions. This provision may limit the ability of our TRS to deduct interest, which could increase its taxable income. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. There can be no assurance that we will be able to comply with the TRS limitation or avoid application of the 100% excise tax.

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

If a transaction intended to qualify as a Section 1031 tax-deferred exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect such a Section 1031 exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of real properties on a tax-deferred basis.

From time to time we may dispose of real properties in transactions that are intended to qualify as tax-deferred exchanges under Section 1031 of the Code (“Section 1031 Exchanges”). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such cases, our taxable income would increase as would the amount of distributions we are required to make to satisfy our REIT distribution requirements and to avoid the imposition of an entity-level tax. This could increase the dividend income to our stockholders by reducing any return of capital they receive. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. If a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any reports we distributed to our shareholders. It is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of real properties on a tax-deferred basis.

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

We have, and may continue to have, series of preferred shares outstanding with respect to which we have the ability to issue additional preferred shares of that series without shareholder approval (referred to as a “reopening” of the preferred shares). We may issue additional series of preferred shares in the future with the reopening feature. If we issue preferred shares in a reopening at a price that exceeds the redemption price of such preferred shares by more than a de minimis amount, those shares could be considered to be “fast-

pay stock” under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”). Under the Fast-Pay Stock Regulations, if stock of a REIT is structured so that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), the stock is characterized as “fast-pay stock,” resulting in the adverse tax consequences described below. Under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, our preferred shares are presumed to be fast-pay stock if they are issued for an amount that exceeds (by more than a de minimis amount, as determined under certain other Treasury Regulations) the amount at which the shareholder can be compelled to dispose of the shares (“Fast-Pay Stock”). Apart from the Fast-Pay Stock Regulations, no meaningful guidance exists regarding the determination of whether a dividend economically constitutes a return of investment for these purposes or how a taxpayer could clearly demonstrate otherwise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe that having a strong cybersecurity program, including robust risk management and oversight procedures, is critical to our business success. We are committed to implementing leading data protection standards, and have a comprehensive set of written policies and standards that follow the guidance of the industry standard cybersecurity frameworks.

Management and Board Oversight

We have a dedicated cybersecurity team led by our Vice President of Information Security (“CISO”), who reports directly to our Chief Technology Officer (“CTO”). Our CISO has more than 10 years of experience in cybersecurity and IT compliance, is a member of InfraGard, a national non-profit organization serving as a public-partnership between U.S. businesses and the Federal Bureau of Investigation, and is a member of the Cal Poly Pomona Cyber Security Advisory Council. He has also obtained the following certifications: Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA), Certified Cloud Security Professional (CCSP), and Certified Chief Information Security Professional (CCISO). Our CTO has over two decades of experience in establishing, administering, and enhancing effective cybersecurity programs for multiple publicly-traded companies. Our CTO and CISO conduct quarterly cybersecurity reviews for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Legal Officer (“CLO”). Our CISO reports to our CTO, who reports to our CFO.

In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems we use, including systems provided by third party service providers, we utilize a regularly updated incident response plan that was developed taking into account a recognized third party cybersecurity framework. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the team is generally led by the CISO or another member of the dedicated cybersecurity team, and will include other information technology and legal personnel. The incident response team regularly reports to senior management, including the CEO, CFO, COO and CLO in the event of a potentially significant cybersecurity incident. The CISO or another member of the incident response team also reports to the Company’s Disclosure Committee, which makes determinations regarding SEC reporting obligations related to the cybersecurity incident and consists of senior officers in the operations, finance, and legal functions. The Disclosure Committee also consults with the chair of the Audit Committee of the board of trustees in making determinations regarding applicable SEC reporting requirements.

The board of trustees considers cybersecurity as part of its broader consideration of business strategy and risk management. Our board of trustees has delegated to the Audit Committee the responsibility of overseeing the Company’s risk management program, including the company’s risk assessment, risk management and risk mitigation policies and programs. A key part of this responsibility is overseeing the Company’s cybersecurity program. The Audit Committee, which consists solely of independent trustees and whose chair has information security experience, receives quarterly updates with respect to the cybersecurity program, addressing topics such as current threat levels, program enhancements and vulnerability testing. The Audit Committee oversees our compliance with industry standard cybersecurity frameworks, our cybersecurity insurance coverage, cybersecurity-related internal controls, cybersecurity training provided to company personnel, penetration testing, incident response plan updates, and our business continuity plan. The Audit Committee also periodically evaluates our cyber strategy to ensure its effectiveness, including benchmarking against our peers. The Audit Committee provides regular briefings to the full board of trustees with respect to the Company’s cybersecurity program. Additionally, we provide an annual update on the cybersecurity program to the full board of trustees, which has included our CTO and third-party cybersecurity experts in recent years.

As part of our board refreshment efforts in recent years we have focused on adding trustees with cybersecurity risk management experience. Currently four members of our board of trustees have information security experience.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

Our cybersecurity program has four components: (1) prevention and preparation, (2) detection and analysis, (3) containment, eradication, recovery, and reporting, and (4) post-incident analysis and program enhancements.

Prevention and Preparation

We undertake regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and we implement business continuity, contingency and recovery plans to mitigate the impact of an incident. As part of these efforts we engage a third-party to conduct an external review of our vulnerabilities at least annually. We continue to strengthen our authentication mechanisms including broad adoption of multi-factor authentication and geolocation-based blocking. To support our preparedness, we perform a tabletop exercise at least once a year to test our incident response procedures.

We recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of our prevention efforts is employee training on our data privacy and cyber security procedures. For example, all new hires receive mandatory privacy and information security training. In addition, current employees must complete mandatory annual cybersecurity and data trainings, which are supplemented by regular phishing and other cyber-related testing that we conduct throughout the year.

We also recognize that third-parties that provide information systems we use can be subject to cybersecurity incidents that could impact us. To mitigate third party risk, we maintain a Vendor Integrity Code, which is designed to require our third-party vendors to comply with our requirements for maintenance of passwords, as well as other confidentiality, security, and privacy procedures. Third-party IT vendors are also subject to additional diligence such as questionnaires, inquiries, and review of System and Organization Controls (SOC) 1 and 2 reports, when relevant.

Detection and Analysis

We have implemented controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect the integrity of our information assets. Our cybersecurity team, with the assistance of an outside cybersecurity firm, continuously monitors for threats to keep our systems secure. Cybersecurity incidents may also be detected through a variety of means, which may include, but are not limited to, employee notification to our IT service center, notification from external parties (e.g., customers, vendors, or service providers), and automated event-detection notifications. Once a potential cybersecurity incident is identified, including a third-party cybersecurity event, the incident response team designated pursuant to the incident response plan follows the procedures set forth in the plan to investigate the potential incident, including classifying the nature of the event (e.g. ransomware, personal data breach, intellectual property breach, theft or fraud) and assessing the severity of the event and sensitivity of any compromised data according to preset criteria. Potentially significant cybersecurity incidents are escalated to the Disclosure Committee, which makes determinations regarding SEC reporting obligations related to the cybersecurity incident.

Containment, Eradication, Recovery, and Reporting

With every cybersecurity incident, the highest priority of the incident response team is to contain the cybersecurity incident as quickly as possible. A cybersecurity incident is considered contained when no additional harm can be caused and the focus shifts to remediation. The incident response team executes our incident response plan to respond to the cybersecurity incident and coordinate resources and communication protocols.

The incident response team also directs and coordinates eradication and recovery efforts. Eradication and recovery activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions, validation of files or data that may have been affected, increased network monitoring or logging to identify recurring attacks, or employee re-training, among other things. We have also retained an outside cybersecurity firm which would assist with containment, eradication, and recovery efforts, as needed.

Further, the Company also maintains cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches, and the Audit Committee annually reviews such coverage.

The Company’s incident response plan provides clear communication protocols, including with respect to members of senior management, including the CEO, CFO, COO and CLO, the Audit Committee, internal and external counsel, particularly with respect to legal obligations to report the incident to tenants, regulators and law enforcements, and to the Disclosure Committee and external counsel with respect to the Company’s SEC reporting obligations.

Post-Incident Activity

After recovery, the Company performs a review of the incident to identify and implement enhancements to the cybersecurity program that can mitigate the risk or severity of future incidents. The CISO generally oversees the implementation of enhancements identified through these reviews with oversight by senior management and the Audit Committee as appropriate.

Cybersecurity Risks

As of December 31, 2023, we are not aware of any material cybersecurity incidents. However, we routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams that we are able to prevent or sufficiently mitigate harm from. Although we make efforts to maintain the security and integrity of our networks and systems, and the proprietary, confidential and personal information that resides on or is transmitted through them, and we have implemented various cybersecurity policies and procedures to manage the risk of a security incident or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security incidents or disruptions would not be successful or damaging. In addition, although the Company maintains cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches, there can be no assurance that our cyber risk insurance coverage will be sufficient in the event of a cyber-attack. See “Risk Factors–Risks Related to our Business–If our confidential information is compromised or corrupted, including as a result of a cybersecurity incident, our business operations and reputation could be damaged, which could adversely affect our financial condition and operating results.”

ITEM 2. PROPERTIES

The following table summarizes certain key single-family properties metrics as of December 31, 2023:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,853	10.0%	$1,311.0	10.2%	$223,985	2,174	17.3	2016
Dallas-Fort Worth, TX	4,055	6.9%	711.5	5.5%	175,469	2,095	19.5	2014
Charlotte, NC	4,089	7.0%	899.9	7.0%	220,086	2,110	17.7	2015
Phoenix, AZ	3,364	5.8%	718.5	5.6%	213,588	1,841	19.2	2016
Nashville, TN	3,319	5.7%	823.0	6.4%	247,960	2,117	16.1	2016
Jacksonville, FL	3,101	5.3%	676.1	5.2%	218,020	1,928	14.4	2016
Indianapolis, IN	2,848	4.9%	495.1	3.8%	173,841	1,927	20.9	2014
Tampa, FL	2,901	5.0%	673.6	5.2%	232,187	1,948	15.2	2016
Houston, TX	2,402	4.1%	427.5	3.3%	177,995	2,082	18.1	2014
Raleigh, NC	2,179	3.7%	434.3	3.4%	199,320	1,889	17.7	2015
Cincinnati, OH	2,127	3.6%	418.9	3.3%	196,952	1,842	21.0	2014
Columbus, OH	2,154	3.7%	421.5	3.3%	195,675	1,880	21.0	2015
Las Vegas, NV	2,169	3.7%	618.8	4.8%	285,270	1,937	11.7	2017
Salt Lake City, UT	1,901	3.3%	579.1	4.5%	304,605	2,245	17.2	2016
Orlando, FL	1,999	3.4%	437.6	3.4%	218,923	1,911	18.3	2016
Greater Chicago area, IL and IN	1,541	2.6%	294.5	2.3%	191,105	1,865	22.3	2013
Charleston, SC	1,535	2.6%	352.2	2.7%	229,471	1,962	13.0	2017
San Antonio, TX	1,263	2.2%	249.2	1.9%	197,277	1,919	14.9	2015
Seattle, WA	1,161	2.0%	383.8	3.0%	330,534	2,006	13.6	2017
Savannah/Hilton Head, SC	1,051	1.8%	222.0	1.7%	211,204	1,887	15.2	2016
All Other (2)	7,458	12.7%	1,737.6	13.5%	232,983	1,912	17.8	2015
Total/Average	58,470	100.0%	$12,885.7	100.0%	$220,381	1,992	17.5	2015
(1)Excludes 862 single-family properties held for sale as of December 31, 2023.
(2)Represents 15 markets in 13 states.

For details on material encumbrances on our properties, see “Schedule III—Real Estate and Accumulated Depreciation” included in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

Property and Management

We own commercial real estate in Las Vegas, Nevada, which serves as our principal executive offices. We also lease commercial office space in Calabasas, California, where certain corporate functions are located, as well as an additional 26 locations in 16 states for other operational and development personnel.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common shares have traded on the New York Stock Exchange (“NYSE”) under the symbol “AMH” since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. On February 21, 2024, the last reported sales price per share of our Class A common shares was $34.73. The Company’s Class B common shares and the Operating Partnership’s Class A units are not publicly traded.

Shareholders / Unitholders

As of the close of business on February 21, 2024, there were 26 holders of record of the Company’s Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees), one shareholder of record of the Company’s Class B common shares and 11 holders of record of the Operating Partnership’s Class A units (including AMH’s general partnership interest).

Distributions

The Company’s board of trustees declared total distributions of $0.88 and $0.72 per Class A and Class B common share during the years ended December 31, 2023 and 2022, respectively. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of the Company’s board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code; and such other factors as the Company’s board of trustees deems relevant. To maintain our qualification as a REIT, AMH must generally make annual distributions to our shareholders of at least 90% of our REIT taxable income for the current taxable year, determined without regard to deductions for dividends paid and any net capital gains. AMH intends to pay quarterly distributions to its shareholders, and the Operating Partnership intends to pay quarterly distributions to the Operating Partnership’s unitholders, including AMH, which distributions, in the aggregate, approximately equal or exceed AMH’s net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have first paid all cumulative distributions on our Series G and Series H perpetual preferred shares. The distribution preference of our Series G and Series H perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares. The following table displays the estimated income tax treatment of our quarterly distributions on our Class A and Class B common shares and Series F, Series G and Series H perpetual preferred shares for the years ended December 31, 2023 and 2022:

	2023				2022
Classification	3/31/2023	6/30/2023	9/29/2023	12/29/2023	3/31/2022	6/30/2022(5)	9/30/2022	12/30/2022
Ordinary Dividend Income (1)	76.3%	25.4%	25.4%	25.4%	52.6%	52.6%	52.6%	52.6%
Capital Gain Distributions(2)(3)(4)	23.7%	74.6%	74.6%	74.6%	47.4%	47.4%	47.4%	47.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
(3)Pursuant to Treasury Regulation §1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends reported on Form 1099-DIV, Box 2a, Total Capital Gain Distributions for purposes of IRC Section 1061. IRC Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2023 and 2022 distributions, since all capital gain distributions relate to IRC Section 1231 gains. Shareholders should consult with their tax advisors to determine whether IRC Section 1061 applies to their capital gain distributions.
(4)100.0% of the capital gain distributions represent gain from dispositions of U.S. real property interests pursuant to IRC Section 897 for foreign shareholders.
(5)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be incorporated by reference into any filing by us under the Securities Act except as expressly set forth in such filing.

The following graph compares the cumulative total return on our Class A common shares from December 31, 2018 to the NYSE closing price per share on December 31, 2023, with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on December 31, 2018, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among AMH, the S&P 500 Index and the MSCI U.S. REIT Index

Index Value
250
225
200
175
150
125
100
75
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
AMH
S&P 500
MSCI U.S. REIT

The following table provides the same information in tabular form:

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
AMH	$100.00	$133.12	$153.46	$225.44	$159.07	$194.71
S&P 500	$100.00	$131.47	$155.65	$200.28	$163.98	$207.04
MSCI U.S. REIT	$100.00	$125.89	$116.43	$166.59	$125.76	$143.04

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

This section of this Form 10-K generally discusses the years ended December 31, 2023 and 2022. A discussion of the year ended December 31, 2021 is available at Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of December 31, 2023, we owned 59,332 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 21 states, including 862 properties held for sale, compared to 58,993 single-family properties in 21 states, including 1,115 properties held for sale, as of December 31, 2022. As of December 31, 2023, 55,768 of our total properties (excluding properties held for sale) were occupied, compared to 55,605 of our total properties (excluding properties held for sale) as of December 31, 2022. Also, as of December 31, 2023, the Company had an additional 2,978 properties held in unconsolidated joint ventures, compared to 2,540 properties held in unconsolidated joint ventures as of December 31, 2022. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of December 31, 2023:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,853	10.0%	$1,311.0	10.2%	$223,985	2,174	17.3	2016
Dallas-Fort Worth, TX	4,055	6.9%	711.5	5.5%	175,469	2,095	19.5	2014
Charlotte, NC	4,089	7.0%	899.9	7.0%	220,086	2,110	17.7	2015
Phoenix, AZ	3,364	5.8%	718.5	5.6%	213,588	1,841	19.2	2016
Nashville, TN	3,319	5.7%	823.0	6.4%	247,960	2,117	16.1	2016
Jacksonville, FL	3,101	5.3%	676.1	5.2%	218,020	1,928	14.4	2016
Indianapolis, IN	2,848	4.9%	495.1	3.8%	173,841	1,927	20.9	2014
Tampa, FL	2,901	5.0%	673.6	5.2%	232,187	1,948	15.2	2016
Houston, TX	2,402	4.1%	427.5	3.3%	177,995	2,082	18.1	2014
Raleigh, NC	2,179	3.7%	434.3	3.4%	199,320	1,889	17.7	2015
Cincinnati, OH	2,127	3.6%	418.9	3.3%	196,952	1,842	21.0	2014
Columbus, OH	2,154	3.7%	421.5	3.3%	195,675	1,880	21.0	2015
Las Vegas, NV	2,169	3.7%	618.8	4.8%	285,270	1,937	11.7	2017
Salt Lake City, UT	1,901	3.3%	579.1	4.5%	304,605	2,245	17.2	2016
Orlando, FL	1,999	3.4%	437.6	3.4%	218,923	1,911	18.3	2016
Greater Chicago area, IL and IN	1,541	2.6%	294.5	2.3%	191,105	1,865	22.3	2013
Charleston, SC	1,535	2.6%	352.2	2.7%	229,471	1,962	13.0	2017
San Antonio, TX	1,263	2.2%	249.2	1.9%	197,277	1,919	14.9	2015
Seattle, WA	1,161	2.0%	383.8	3.0%	330,534	2,006	13.6	2017
Savannah/Hilton Head, SC	1,051	1.8%	222.0	1.7%	211,204	1,887	15.2	2016
All Other (2)	7,458	12.7%	1,737.6	13.5%	232,983	1,912	17.8	2015
Total/Average	58,470	100.0%	$12,885.7	100.0%	$220,381	1,992	17.5	2015
(1)Excludes 862 single-family properties held for sale as of December 31, 2023.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of December 31, 2023:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.8%	$2,153	12.0	6.8	5.8%
Dallas-Fort Worth, TX	95.1%	2,203	12.1	6.0	6.1%
Charlotte, NC	95.3%	2,077	12.0	6.1	6.1%
Phoenix, AZ	94.2%	2,047	12.0	5.7	5.7%
Nashville, TN	95.6%	2,248	12.0	6.1	5.3%
Jacksonville, FL	93.3%	2,081	12.0	6.2	5.0%
Indianapolis, IN	96.6%	1,797	12.1	6.1	5.3%
Tampa, FL	93.7%	2,313	12.0	6.6	6.1%
Houston, TX	96.9%	1,981	12.0	6.3	5.5%
Raleigh, NC	96.3%	1,951	12.0	5.8	5.1%
Cincinnati, OH	96.4%	2,042	12.0	6.3	5.5%
Columbus, OH	95.7%	2,084	12.0	6.1	5.5%
Las Vegas, NV	91.9%	2,194	12.0	6.3	3.9%
Salt Lake City, UT	96.4%	2,365	12.0	5.9	3.7%
Orlando, FL	93.8%	2,258	12.0	6.2	6.6%
Greater Chicago area, IL and IN	96.6%	2,327	12.0	6.5	5.4%
Charleston, SC	95.9%	2,207	12.0	6.3	5.0%
San Antonio, TX	94.3%	1,915	12.0	5.6	3.3%
Seattle, WA	95.4%	2,653	11.7	5.6	7.0%
Savannah/Hilton Head, SC	97.0%	2,108	12.0	6.4	7.8%
All Other (6)	94.5%	2,108	12.0	6.1	5.3%
Total/Average	95.0%	$2,132	12.0	6.2	5.5%
(1)Excludes 862 single-family properties held for sale as of December 31, 2023.
(2)For the year ended December 31, 2023, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the year ended December 31, 2023, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the year, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the year ended December 31, 2023, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are also focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we also acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. Recently, we have strategically scaled back acquisitions through our National Builder Program and traditional acquisition channel as the housing market adjusts to the current macroeconomic environment. We anticipate beginning to grow in these acquisition channels when the housing and capital markets stabilize. During the year ended December 31, 2023, we developed or acquired 1,885 homes, including 1,838 newly constructed homes delivered through our AMH Development Program and 47 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 1,546 homes sold to third parties. During the year ended December 31, 2023, we also developed an additional 479 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 2,317 total program deliveries through our AMH Development Program.

Our properties held for sale were identified based on submarket analysis, as well as individual property-level operational review. As of December 31, 2023 and 2022, there were 862 and 1,115 properties, respectively, classified as held for sale. We will continue to evaluate our properties for potential disposition going forward as a normal course of business.

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

Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. Typically, it takes approximately 10 to 50 days to lease a property after acquiring or developing a new property through our new construction channels and 20 to 40 days after completing the renovation process for a traditionally acquired property. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. Typically, it takes approximately 20 to 50 days to complete the turnover process.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 7.1% for the year ended December 31, 2023 and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 29.2% and 28.1% during the years ended December 31, 2023 and 2022, respectively.

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

Results of Operations

Net income totaled $432.1 million for the year ended December 31, 2023, compared to $310.0 million for the year ended December 31, 2022. The increase was primarily due to higher net gains on property sales, higher rental rates and a larger number of occupied properties.

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

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the years ended December 31, 2023 and 2022 (amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,623,605	$1,490,534
Tenant charge-backs	(215,555)	(202,606)
Core revenues	1,408,050	1,287,928
Less: Non-Same-Home core revenues	(217,456)	(170,017)
Same-Home core revenues	$1,190,594	$1,117,911

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$599,459	$552,091
Property management expenses	123,363	112,698
Noncash share-based compensation - property management	(4,030)	(3,861)
Expenses reimbursed by tenant charge-backs	(215,555)	(202,606)
Core property operating expenses	503,237	458,322
Less: Non-Same-Home core property operating expenses	(83,153)	(73,306)
Same-Home core property operating expenses	$420,084	$385,016

Core NOI and Same-Home Core NOI
Net income	$432,142	$310,025
Hurricane-related charges, net	—	6,133
Gain on sale and impairment of single-family properties and other, net	(209,834)	(136,459)
Depreciation and amortization	456,550	426,531
Acquisition and other transaction costs	16,910	23,452
Noncash share-based compensation - property management	4,030	3,861
Interest expense	140,198	134,871
General and administrative expense	74,615	68,057
Other income and expense, net	(9,798)	(6,865)
Core NOI	904,813	829,606
Less: Non-Same-Home Core NOI	(134,303)	(96,711)
Same-Home Core NOI	$770,510	$732,895

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the years ended December 31, 2023 and 2022 (amounts in thousands):

	For the Year Ended December 31, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,179,630		$217,232		$1,396,862
Fees from single-family properties	25,551		5,204		30,755
Bad debt	(14,587)		(4,980)		(19,567)
Core revenues	1,190,594		217,456		1,408,050

Property tax expense	203,431	17.1%	35,994	16.5%	239,425	17.0%
HOA fees, net (2)	21,644	1.8%	4,124	1.9%	25,768	1.8%
R&M and turnover costs, net (2)	89,625	7.5%	18,748	8.6%	108,373	7.7%
Insurance	15,085	1.3%	2,863	1.3%	17,948	1.3%
Property management expenses, net (3)	90,299	7.6%	21,424	9.9%	111,723	7.9%
Core property operating expenses	420,084	35.3%	83,153	38.2%	503,237	35.7%

Core NOI	$770,510	64.7%	$134,303	61.8%	$904,813	64.3%

	For the Year Ended December 31, 2022
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,106,751		$170,241		$1,276,992
Fees from single-family properties	22,342		4,646		26,988
Bad debt	(11,182)		(4,870)		(16,052)
Core revenues	1,117,911		170,017		1,287,928

Property tax expense	186,436	16.6%	31,148	18.4%	217,584	16.9%
HOA fees, net (2)	20,393	1.8%	3,556	2.1%	23,949	1.9%
R&M and turnover costs, net (2)	82,336	7.4%	17,877	10.5%	100,213	7.8%
Insurance	12,155	1.1%	1,939	1.1%	14,094	1.1%
Property management expenses, net (3)	83,696	7.5%	18,786	11.0%	102,482	7.9%
Core property operating expenses	385,016	34.4%	73,306	43.1%	458,322	35.6%

Core NOI	$732,895	65.6%	$96,711	56.9%	$829,606	64.4%
(1)Includes 49,198 properties that have been stabilized longer than 90 days prior to January 1, 2022.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 8.9% to $1.6 billion for the year ended December 31, 2023 from $1.5 billion for the year ended December 31, 2022. Revenue growth was primarily driven by higher rental rates and an increase in our average occupied portfolio which grew to 55,874 homes for the year ended December 31, 2023, compared to 54,847 homes for the year ended December 31, 2022.

Property Operating Expenses

Property operating expenses increased 8.6% to $599.5 million for the year ended December 31, 2023 from $552.1 million for the year ended December 31, 2022. This increase was primarily attributable to increased property tax expense as well as inflationary increases in R&M and turnover costs.

Property Management Expenses

Property management expenses for the years ended December 31, 2023 and 2022 were $123.4 million and $112.7 million, respectively, which included $4.0 million and $3.9 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to general inflationary increases as well as investments made into our property management teams and platform.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 6.5% to $1.2 billion for the year ended December 31, 2023 from $1.1 billion for the year ended December 31, 2022. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 7.1% to $2,065 per month for the year ended December 31, 2023 compared to $1,929 per month for the year ended December 31, 2022, partially offset by a decrease in Average Occupied Days Percentage, which was 96.8% for the year ended December 31, 2023 compared to 97.2% for the year ended December 31, 2022.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 9.1% to $420.1 million for the year ended December 31, 2023 from $385.0 million for the year ended December 31, 2022 primarily driven by increased property tax expense and inflationary increases in R&M and turnover costs, net and property management expenses, net.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the years ended December 31, 2023 and 2022 was $74.6 million and $68.1 million, respectively, which included $16.4 million and $15.3 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to increased personnel and information technology costs to support growth in our business as well as other inflationary increases and an increase in noncash share-based compensation expense.

Interest Expense

Interest expense increased 3.9% to $140.2 million for the year ended December 31, 2023 from $134.9 million for the year ended December 31, 2022. This increase was primarily due to additional interest from the issuances of the 2032 and 2052 unsecured senior notes in April 2022, partially offset by additional capitalized interest during the year ended December 31, 2023 related to an increase in development activities under our AMH Development Program.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the years ended December 31, 2023 and 2022 were $16.9 million and $23.5 million, respectively, which included $5.0 million and $8.1 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in personnel costs as a result of fewer planned transactions through our traditional acquisition channel for the year ended December 31, 2023 as well as lower noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 7.0% to $456.6 million for the year ended December 31, 2023 from $426.5 million for the year ended December 31, 2022 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Hurricane-Related Charges, net

Hurricane Ian impacted certain properties primarily located in Florida, South Carolina and North Carolina, resulting in $6.1 million of hurricane-related charges, net during the year ended December 31, 2022. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2022, the Company recognized $8.9 million in gross charges primarily related to minor repair and remediation costs, partially offset by $2.8 million of related insurance claims.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the years ended December 31, 2023 and 2022 was $209.8 million and $136.5 million, respectively, which included $1.9 million and $2.5 million, respectively, of impairment charges related to homes classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from an increase in properties sold.

Other Income and Expense, net

Other income and expense, net for the years ended December 31, 2023 and 2022 was $9.8 million and $6.9 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

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

Investments in Real Estate - Estimating Purchase Price Allocation

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge obtained from historical transactions, its AMH Development Program and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense. For example, if a greater portion of the fair value is allocated to land, which does not depreciate, our net income would be higher. Typically, we allocate between 10% to 30% of the purchase price of properties to land. For the year ended December 31, 2023, the Company purchased 47 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $12.8 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

Impairment of Long-Lived Assets - Estimating Future Cash Flows

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. Excluding the effects of casualty losses, no impairments on operating properties were recorded during the years ended December 31, 2023, 2022 and 2021.

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

Sources of Capital

We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), property dispositions and joint venture transactions. We expect to meet our operating liquidity requirements and our dividend distributions generally through cash on hand and cash provided by operations. For our acquisition and development expenditures, we expect to supplement these sources through the issuance of equity securities, including under our 2023 At-the-Market Program described below, borrowings under our credit facility, issuances of unsecured senior notes and proceeds from sales of single-family properties. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives including drawing on our revolving credit facility.

Our liquidity and capital resources as of December 31, 2023 included cash and cash equivalents of $59.4 million. Additionally, as of December 31, 2023, we had $90.0 million of outstanding borrowings and $2.7 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.16 billion of remaining borrowing capacity. Under our 2023 At-the-Market Program described below, we also had $898.0 million remaining available for future share issuances as of December 31, 2023. In January 2024, the Company issued $600.0 million of 5.500% unsecured senior notes due 2034, raising net proceeds of $595.5 million, and issued additional shares under its 2023 At-the-Market Program, raising $33.7 million in gross proceeds. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, the repayment of our AMH 2014-SFR2 and AMH 2014-SFR3 asset-backed securitizations, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. In January 2024, the Company gave notice to the third-party lender of its intent to repay all amounts due under the AMH 2014-SFR2 securitization during the first quarter of 2024. See Note 7. Debt, Note 8. Accounts Payable and Accrued Expenses, Note 14. Commitments and Contingencies and Note 15. Subsequent Events to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K for a discussion of our material short-term and long-term cash requirements.

A summary of our contractual obligations as of December 31, 2023 is presented below (amounts in thousands):

		Payments by Period
	Total	Less than 1 year	Thereafter
Debt maturities (1)	$4,517,158	$948,864	$3,568,294
Interest on debt obligations (2)	1,211,481	182,993	1,028,488
Operating lease obligations	19,968	4,080	15,888
Purchase obligations (3)	82,170	66,300	15,870
Total	$5,830,777	$1,202,237	$4,628,540
(1)Amounts represent principal amounts due and exclude unamortized discounts and deferred financing costs.
(2)Represents estimated future interest payments on our debt instruments based on applicable interest rates as of December 31, 2023 and assumes the repayment of the AMH 2015-SFR1 and AMH 2015-SFR2 securitizations on their anticipated repayment dates in 2025. The fully extended maturity dates for the AMH 2015-SFR1 and AMH 2015-SFR2 securitizations are in 2045 and the interest rates increase on the anticipated repayment dates in 2025. If the AMH 2015-SFR1 and AMH 2015-SF2 securitizations are not repaid on the anticipated repayment dates in 2025, our interest on debt obligations above would increase. Future interest payments on debt obligations will also be impacted by the level of borrowing on our revolving credit facility in the future.
(3)Represents commitments to acquire 29 single-family properties for an aggregate purchase price of $6.6 million and land relating to our AMH Development Program for an aggregate purchase price of $75.6 million. The timing of these obligations due within one year may be extended beyond December 31, 2024.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the years ended December 31, 2023 and 2022 (amounts in thousands):

	For the Years Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$738,689	$665,518	$73,171
Net cash used for investing activities	(692,578)	(1,425,502)	732,924
Net cash (used for) provided by financing activities	(42,210)	786,177	(828,387)
Net increase in cash, cash equivalents and restricted cash	$3,901	$26,193	$(22,292)

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $73.2 million, or 11.0%, from $665.5 million during the year ended December 31, 2022 to $738.7 million during the year ended December 31, 2023, primarily due to increased cash inflows generated from higher rental rates and a larger number of occupied properties, partially offset by higher cash outflows for property related expenses as a result of inflationary increases.

Investing Activities

	For the Years Ended December 31,		Change
(Amounts in thousands)	2023	2022
Sources of cash from investing activities:
Net proceeds received from sales of single-family properties and other	$469,463	$292,509	$176,954
Distributions from joint ventures	47,736	68,310	(20,574)
Change in escrow deposits for purchase of single-family properties	4,928	20,431	(15,503)
Proceeds received from storm-related insurance claims	4,050	1,981	2,069
Proceeds from notes receivable related to the sale of properties	698	34,090	(33,392)
	$526,875	$417,321	$109,554
Uses of cash for investing activities:
Cash paid for development activity	$(979,848)	$(921,423)	$(58,425)
Recurring and other capital expenditures for single-family properties	(134,176)	(138,779)	4,603
Renovations to single-family properties	(40,137)	(98,019)	57,882
Cash paid for single-family properties	(12,784)	(595,171)	582,387
Investment in unconsolidated joint ventures	(12,614)	(25,313)	12,699
Cash paid for deposits on land option contracts	(1,142)	(14,548)	13,406
Other investing activities	(38,752)	(49,570)	10,818
	$(1,219,453)	$(1,842,823)	$623,370

Net cash used for investing activities	$(692,578)	$(1,425,502)	$732,924

Net cash used for investing activities decreased $732.9 million, or 51.4%, from $1.4 billion during the year ended December 31, 2022 to $692.6 million during the year ended December 31, 2023. Our investing activities are most significantly impacted by the level of investment activity through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. Cash outflows for the addition of single-family properties to our portfolio through these channels decreased $521.9 million during the year ended December 31, 2023 primarily due to a strategic scale back in the acquisition of single-family properties through our National Builder Program and traditional acquisition channel during the year ended December 31, 2023 as the housing market adjusts to the current macroeconomic environment. Homes acquired through our traditional acquisition channel require additional expenditures to prepare them for rental, and cash outflows for renovations to single-family properties decreased $57.9 million primarily as a result of a decreased volume of properties that underwent initial or property-enhancing renovations during the year ended December 31, 2023. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio. Net proceeds received from the sale of single-family properties and other increased $177.0 million as a result of an increased volume of properties sold during the year ended December 31, 2023. In addition, (i) cash outflows for other investing activities decreased $10.8 million and (ii) cash outflows for recurring and other capital expenditures for single-family properties decreased $4.6 million during the year ended December 31, 2023. These changes were partially offset by (i) a $33.4 million reduction in collections on notes receivables related to property sales and (ii) a $7.9 million reduction in net cash inflows from unconsolidated joint ventures due to the timing of contributions and distributions to and from our unconsolidated joint ventures.

Financing Activities

Net cash used for financing activities was $42.2 million for the year ended December 31, 2023 compared to net cash provided by financing activities of $786.2 million during the year ended December 31, 2022. This change was primarily due to the debt and equity activity described below as well as $60.2 million of proceeds from liabilities related to consolidated land not owned during the year ended December 31, 2022.

Debt

As of December 31, 2023, the Company had outstanding asset-backed securitizations with varying maturities starting in 2024 with an aggregate principal amount of $1.9 billion, which includes $938.6 million maturing within the next twelve months, and outstanding unsecured senior notes with varying maturities starting in 2028 with an aggregate principal amount of $2.6 billion. The Company’s revolving credit facility has a maximum borrowing capacity of $1.25 billion and matures in 2025 with two six-month extension options at the Company’s election if certain conditions are met. As of December 31, 2023, the Company had $90.0 million of outstanding borrowings under its revolving credit facility.

During the year ended December 31, 2023, the Company borrowed $200.0 million and paid down $240.0 million on its revolving credit facility, and the Company repaid $24.5 million on its asset-backed securitizations. During the year ended December 31, 2022, the Company issued $900.0 million of unsecured senior notes, receiving $876.8 million in proceeds, net of discount, and paid $8.2 million in deferred financing costs. The Company also borrowed $620.0 million and paid down $840.0 million on its revolving credit facility, and the Company repaid $22.6 million on its asset-backed securitizations.

For additional information regarding the Company’s debt issuances, see Note 7. Debt and Note 15. Subsequent Events to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

Class A Common Share Offering

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “2022 Forward Sale Agreements”) for these 13,000,000 shares which were accounted for in equity. The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third quarter of 2022, the Company issued and physically settled 5,000,000 Class A common shares under the 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. During the first quarter of 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares under the 2022 Forward Sale Agreements, receiving net proceeds of $298.4 million. The Company used these net proceeds to repay indebtedness under its revolving credit facility and for general corporate purposes.

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

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the year ended December 31, 2022, no shares were issued under its previous program. During the fourth quarter of 2023, the Company issued 2,799,683 Class A common shares under its 2023 At-the-Market Program, raising $102.0 million in gross proceeds before commissions and other expenses of approximately $1.7 million. As of December 31, 2023, 2,799,683 shares have been issued under the 2023 At-the-Market Program and $898.0 million remained available for future issuances. See Note 15. Subsequent Events to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K for further information on share issuances under the 2023 At-the-Market Program in January 2024.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2023 and 2022, we did not repurchase and retire any of our Class A common shares or preferred shares. As of December 31, 2023, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Distributions

As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. We historically used our net operating loss (“NOL”) for U.S. federal income tax purposes to reduce our REIT taxable income and have substantially utilized our NOL as of December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company distributed an aggregate $378.5 million and $306.4 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the years ended December 31, 2023 and 2022 (amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Net income attributable to common shareholders	$366,224	$250,781
Adjustments:
Noncontrolling interests in the Operating Partnership	51,974	36,887
Gain on sale and impairment of single-family properties and other, net	(209,834)	(136,459)
Adjustments for unconsolidated joint ventures	3,711	344
Depreciation and amortization	456,550	426,531
Less: depreciation and amortization of non-real estate assets	(17,417)	(13,358)
FFO attributable to common share and unit holders (1)	$651,208	$564,726
Adjustments:
Acquisition, other transaction costs and other	16,910	23,452
Noncash share-based compensation - general and administrative	16,379	15,318
Noncash share-based compensation - property management	4,030	3,861
Hurricane-related charges, net	—	6,133
Redemption of perpetual preferred shares	—	5,276
Core FFO attributable to common share and unit holders (1)	$688,527	$618,766
Recurring Capital Expenditures	(76,098)	(65,636)
Leasing costs	(3,113)	(2,586)
Adjusted FFO attributable to common share and unit holders (1)	$609,316	$550,544
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the years ended December 31, 2023 and 2022 (amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Net income	$432,142	$310,025
Interest expense	140,198	134,871
Depreciation and amortization	456,550	426,531
EBITDA	$1,028,890	$871,427

Gain on sale and impairment of single-family properties and other, net	(209,834)	(136,459)
Adjustments for unconsolidated joint ventures	3,711	344
EBITDAre	$822,767	$735,312

Noncash share-based compensation - general and administrative	16,379	15,318
Noncash share-based compensation - property management	4,030	3,861
Acquisition, other transaction costs and other	16,910	23,452
Hurricane-related charges, net	—	6,133
Adjusted EBITDAre	$860,086	$784,076

Recurring Capital Expenditures	(76,098)	(65,636)
Leasing costs	(3,113)	(2,586)
Fully Adjusted EBITDAre	$780,875	$715,854

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

During the second quarter of 2023, the Company amended its revolving credit facility in connection with the transition from the London Inter-Bank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). All borrowings under our revolving credit facility bear interest at SOFR, as adjusted for the Company’s SOFR spread, plus a margin of 0.90% until the fully extended maturity date of April 2026 and are subject to a zero percent SOFR floor. As of December 31, 2023, the Company had $90.0 million of outstanding variable rate debt under its revolving credit facility. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility. Assuming no change in the outstanding balance of our existing variable rate debt, a hypothetical 100 basis point increase or decrease in SOFR would increase or decrease our projected annual interest expense by approximately $0.9 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

As of December 31, 2023, the Company had approximately $4.4 billion of fixed rate debt and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows by scheduled maturity, weighted-average interest rates and the estimated fair value of our fixed rate debt as of December 31, 2023 (amounts in thousands):

	Expected Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total	Estimated Fair Value
Fixed rate debt	$948,864	$10,302	$10,302	$10,302	$510,302	$2,937,086	$4,427,158	$4,129,737
Weighted-average interest rate	4.07%	4.33%	4.73%	4.72%	4.78%	5.40%	5.06%

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

American Homes 4 Rent

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, the Company performed an evaluation, under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Company’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter of the year ended December 31, 2023, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023, which is presented at the end of this “Item 9A. Controls and Procedures.”

American Homes 4 Rent, L.P.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, the Operating Partnership performed an evaluation, under the supervision of the general partner’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Operating Partnership’s evaluation, the general partner’s CEO and CFO concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Operating Partnership’s internal controls over financial reporting that occurred during the Operating Partnership’s last fiscal quarter of the year ended December 31, 2023, that materially affected, or were reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of American Homes 4 Rent

Opinion on Internal Control Over Financial Reporting

We have audited American Homes 4 Rent’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Homes 4 Rent (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to trustees, executive officers and, to the extent applicable, Section 16(a) compliance will be included in the Company’s definitive proxy statement for the 2024 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included in the 2024 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics will be included in the 2024 Proxy Statement and is incorporated herein by reference. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table below, will be included in the 2024 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2023 for the Company’s equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,653,635	(2)	$18.45	(3)	10,668,381	(4)
Equity compensation plans not approved by security holders	—		$—		—
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
(4)As of December 31, 2023, 7,890,605 shares and 2,777,776 shares are remaining available for future issuances under the Plans and the 2021 ESPP, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

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

3.5	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2020.)

3.6	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 4, 2023.)

4.1	Form of Indenture (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration Number 333-221878) filed December 1, 2017.)

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

4.6	Form of Global Note representing the Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 23, 2019.)

4.7	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed February 24, 2023.)

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

4.16
Seventh Supplemental Indenture, dated as of January 30, 2024, among American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 30, 2024.)

4.17	Form of Global Note representing the 2034 Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 30, 2024.)

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

Exhibit Number		Exhibit Document
10.9		Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.10		Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 2, 2015.)

10.11		Tenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed February 26, 2016.)

10.12		Eleventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2016.)

10.13		Twelfth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2016.)

10.14		Thirteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 21, 2017.)

10.15		Fourteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 12, 2017.)

10.16		Fifteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2018.)

10.17		Sixteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 22, 2019.)

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

10.26	†	American Homes 4 Rent 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2021.)

10.27	†	Form of Restricted Share Unit Agreement – Retention (2021) (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.28	†
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

10.30	†	Form of Restricted Share Unit Agreement for Non-Management Trustees (2021) (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.31	†
Form of Restricted Share Unit Agreement – Time-Vesting for Vice Presidents and Above (2023) (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 24, 2023.)

Exhibit Number		Exhibit Document
10.32	†
Form of Restricted Share Unit Agreement – Performance-Vesting for Vice Presidents and Above (2023) (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed February 24, 2023.)

10.33	†	Form of Indemnification Agreement with Trustees and Executive Officers. Filed herewith

10.34		Amendment Number Seven to the Master Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2016.)

10.35
Amended and Restated Credit Agreement, dated April 15, 2021, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders.(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 19, 2021)

10.36	†	Form of Severance and Change of Control Letter Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2022.)

10.37
Amendment No. 1 to Amended and Restated Credit Agreement, dated April 21, 2023, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and the other lending institutions that are parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed August 1, 2023.)

21.1		List of Subsidiaries of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

23.1		Consent of independent registered public accounting firm of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

24.1		Power of Attorney (included on the signature page of this Form 10-K). Filed herewith.

31.1		Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2		Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3		Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4		Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

97.1		Policy Relating to Recovery of Erroneously Awarded Compensation. Filed herewith.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
†    Indicates management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

AMERICAN HOMES 4 RENT
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

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
Matthew R. Zaist (Trustee)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

AMERICAN HOMES 4 RENT, L.P.
By:	American Homes 4 Rent, its General Partner
By:	/s/ DAVID P. SINGELYN
David P. Singelyn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2024, by the following persons on behalf of American Homes 4 Rent, as sole general partner of American Homes 4 Rent, L.P., the registrant, and in the capacities indicated.

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
Matthew R. Zaist (Trustee)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of American Homes 4 Rent

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real estate assets, net
Description of the Matter
As of December 31, 2023, the Company had total real estate assets, net of $11.8 billion, consisting of single-family properties in operation, single-family properties in development and development land, and single-family properties and land held-for-sale. As explained in Note 2 to the consolidated financial statements, the Company capitalizes costs to prepare single-family properties to be leased and for the development of single-family properties through its internal construction program. From time to time, the Company identifies single-family properties to be sold. At the time such properties are identified, the Company evaluates whether such properties should be classified as held for sale.

Given the number of homes and the volume and nature of the different transactions affecting the recognition, measurement and classification of real estate assets, performing audit procedures to evaluate the accounting for real estate assets was challenging and required an increased extent of audit effort.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for real estate assets, including controls over capitalization of costs, dispositions and classification of the Company’s properties. Our procedures included testing of management’s controls over the completeness and accuracy of underlying data used in the operation of the controls.

To test the existence, measurement and presentation and disclosure of real estate assets, we performed audit procedures that included, among others, selecting a sample of costs capitalized during the year, including development costs, and evaluating the accuracy and classification of recorded amounts, evaluating the methodologies utilized to capitalize soft costs including interest and payroll costs, and selecting a sample of properties completed during the period and verifying that they were accounted for appropriately when placed into service. As it relates to dispositions, we selected a sample of properties disposed during the year and evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of assets from the accounting records and related gain or loss on sale. We also selected a sample of properties classified as held for sale and evaluated whether the properties met the criteria to be classified as held for sale as of December 31, 2023 and selected a sample of properties sold after December 31, 2023 and evaluated whether each property was properly classified as either held for sale or held for use as of December 31, 2023.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Partners of American Homes 4 Rent, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent, L.P. (the Operating Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real estate assets, net
Description of the Matter
As of December 31, 2023, the Company had total real estate assets, net of $11.8 billion, consisting of single-family properties in operation, single-family properties in development and development land, and single-family properties and land held-for-sale. As explained in Note 2 to the consolidated financial statements, the Company capitalizes costs to prepare single-family properties to be leased and for the development of single-family properties through its internal construction program. From time to time, the Company identifies single-family properties to be sold. At the time such properties are identified, the Company evaluates whether such properties should be classified as held for sale.

Given the number of homes and the volume and nature of the different transactions affecting the recognition, measurement and classification of real estate assets, performing audit procedures to evaluate the accounting for real estate assets was challenging and required an increased extent of audit effort.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for real estate assets, including controls over capitalization of costs, dispositions and classification of the Company’s properties. Our procedures included testing of management’s controls over the completeness and accuracy of underlying data used in the operation of the controls.

To test the existence, measurement and presentation and disclosure of real estate assets, we performed audit procedures that included, among others, selecting a sample of costs capitalized during the year, including development costs, and evaluating the accuracy and classification of recorded amounts, evaluating the methodologies utilized to capitalize soft costs including interest and payroll costs, and selecting a sample of properties completed during the period and verifying that they were accounted for appropriately when placed into service. As it relates to dispositions, we selected a sample of properties disposed during the year and evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of assets from the accounting records and related gain or loss on sale. We also selected a sample of properties classified as held for sale and evaluated whether the properties met the criteria to be classified as held for sale as of December 31, 2023 and selected a sample of properties sold after December 31, 2023 and evaluated whether each property was properly classified as either held for sale or held for use as of December 31, 2023.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2017.

Los Angeles, California
February 23, 2024

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Single-family properties:
Land	$2,234,301	$2,197,233
Buildings and improvements	10,651,388	10,127,891
Single-family properties in operation	12,885,689	12,325,124
Less: accumulated depreciation	(2,719,970)	(2,386,452)
Single-family properties in operation, net	10,165,719	9,938,672
Single-family properties under development and development land	1,409,424	1,187,221
Single-family properties and land held for sale, net	182,082	198,716
Total real estate assets, net	11,757,225	11,324,609
Cash and cash equivalents	59,385	69,155
Restricted cash	162,476	148,805
Rent and other receivables	42,823	47,752
Escrow deposits, prepaid expenses and other assets	406,138	331,446
Investments in unconsolidated joint ventures	114,198	107,347
Asset-backed securitization certificates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,688,190	$12,175,059

Liabilities
Revolving credit facility	$90,000	$130,000
Asset-backed securitizations, net	1,871,421	1,890,842
Unsecured senior notes, net	2,500,226	2,495,156
Accounts payable and accrued expenses	573,660	484,403
Total liabilities	5,035,307	5,000,401

Commitments and contingencies (see Note 14)

Equity
Shareholders' equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 364,296,431 and 352,881,826 shares issued and outstanding at December 31, 2023 and 2022, respectively)	3,643	3,529
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2023 and 2022)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at December 31, 2023 and 2022)	92	92
Additional paid-in capital	7,357,848	6,931,819
Accumulated deficit	(394,908)	(440,791)
Accumulated other comprehensive income	843	1,332
Total shareholders' equity	6,967,524	6,495,987
Noncontrolling interest	685,359	678,671
Total equity	7,652,883	7,174,658

Total liabilities and equity	$12,688,190	$12,175,059

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Rents and other single-family property revenues	$1,623,605	$1,490,534	$1,303,882

Expenses:
Property operating expenses	599,459	552,091	490,205
Property management expenses	123,363	112,698	96,865
General and administrative expense	74,615	68,057	56,444
Interest expense	140,198	134,871	114,893
Acquisition and other transaction costs	16,910	23,452	15,749
Depreciation and amortization	456,550	426,531	372,848
Hurricane-related charges, net	—	6,133	—
Total expenses	1,411,095	1,323,833	1,147,004

Gain on sale and impairment of single-family properties and other, net	209,834	136,459	49,696
Other income and expense, net	9,798	6,865	3,985

Net income	432,142	310,025	210,559

Noncontrolling interest	51,974	36,887	21,467
Dividends on preferred shares	13,944	17,081	37,923
Redemption of perpetual preferred shares	—	5,276	15,879

Net income attributable to common shareholders	$366,224	$250,781	$135,290

Weighted-average common shares outstanding:
Basic	362,024,968	349,290,848	324,245,168
Diluted	362,477,216	349,787,092	325,518,291

Net income attributable to common shareholders per share:
Basic	$1.01	$0.72	$0.42
Diluted	$1.01	$0.71	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$432,142	$310,025	$210,559
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	—	(3,999)
Reclassification adjustment for amortization of interest expense included in net income	(564)	(564)	(771)
Other comprehensive loss	(564)	(564)	(4,770)
Comprehensive income	431,578	309,461	205,789
Comprehensive income attributable to noncontrolling interests	51,899	36,805	20,730
Dividends on preferred shares	13,944	17,081	37,923
Redemption of perpetual preferred shares	—	5,276	15,879
Comprehensive income attributable to common shareholders	$365,735	$250,299	$131,257

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2020	316,021,385	$3,160	635,075	$6	35,350,000	$354	$6,223,256	$(443,522)	$5,840	$5,789,094	$683,336	$6,472,430
Share-based compensation	—	—	—	—	—	—	17,792	—	—	17,792	—	17,792
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	497,045	5	—	—	—	—	1,538	—	—	1,543	—	1,543
Issuance of Class A common shares, net of offering costs of $200	20,494,286	205	—	—	—	—	728,405	—	—	728,610	—	728,610
Redemptions of Class A units	350,000	4	—	—	—	—	4,613	—	7	4,624	(4,624)	—
Redemption of Series D perpetual preferred shares	—	—	—	—	(10,750,000)	(108)	(260,133)	(8,509)	—	(268,750)	—	(268,750)
Redemption of Series E perpetual preferred shares	—	—	—	—	(9,200,000)	(92)	(222,538)	(7,370)	—	(230,000)	—	(230,000)
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(37,923)	—	(37,923)	—	(37,923)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(20,584)	(20,584)
Common shares ($0.40 per share)	—	—	—	—	—	—	—	(130,478)	—	(130,478)	—	(130,478)
Net income	—	—	—	—	—	—	—	189,092	—	189,092	21,467	210,559
Total other comprehensive loss	—	—	—	—	—	—	—	—	(4,033)	(4,033)	(737)	(4,770)
Balances at December 31, 2021	337,362,716	$3,374	635,075	$6	15,400,000	$154	$6,492,933	$(438,710)	$1,814	$6,059,571	$678,858	$6,738,429
Share-based compensation	—	—	—	—	—	—	27,308	—	—	27,308	—	27,308
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	519,110	5	—	—	—	—	118	—	—	123	—	123
Issuance of Class A common shares, net of offering costs of $200	15,000,000	150	—	—	—	—	561,122	—	—	561,272	—	561,272
Redemption of Series F perpetual preferred shares	—	—	—	—	(6,200,000)	(62)	(149,662)	(5,276)	—	(155,000)	—	(155,000)
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(17,081)	—	(17,081)	—	(17,081)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(36,992)	(36,992)
Common shares ($0.72 per share)	—	—	—	—	—	—	—	(252,862)	—	(252,862)	—	(252,862)
Net income	—	—	—	—	—	—	—	273,138	—	273,138	36,887	310,025
Total other comprehensive loss	—	—	—	—	—	—	—	—	(482)	(482)	(82)	(564)
Balances at December 31, 2022	352,881,826	$3,529	635,075	$6	9,200,000	$92	$6,931,819	$(440,791)	$1,332	$6,495,987	$678,671	$7,174,658

American Homes 4 Rent
Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2022	352,881,826	$3,529	635,075	$6	9,200,000	$92	$6,931,819	$(440,791)	$1,332	$6,495,987	$678,671	$7,174,658
Share-based compensation	—	—	—	—	—	—	25,370	—	—	25,370	—	25,370
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	614,922	6	—	—	—	—	2,567	—	—	2,573	—	2,573
Issuance of Class A common shares, net of offering costs of $400	10,799,683	108	—	—	—	—	398,092	—	—	398,200	—	398,200
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(13,944)	—	(13,944)	—	(13,944)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(45,211)	(45,211)
Common shares ($0.88 per share)	—	—	—	—	—	—	—	(320,341)	—	(320,341)	—	(320,341)
Net income	—	—	—	—	—	—	—	380,168	—	380,168	51,974	432,142
Total other comprehensive loss	—	—	—	—	—	—	—	—	(489)	(489)	(75)	(564)
Balances at December 31, 2023	364,296,431	$3,643	635,075	$6	9,200,000	$92	$7,357,848	$(394,908)	$843	$6,967,524	$685,359	$7,652,883

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities
Net income	$432,142	$310,025	$210,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456,550	426,531	372,848
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	12,279	11,673	8,790
Noncash share-based compensation	25,370	27,308	17,792
Equity in net income of unconsolidated joint ventures	(1,227)	(3,066)	(1,610)
Return on investment from unconsolidated joint ventures	3,345	5,711	—
Gain on sale and impairment of single-family properties and other, net	(209,834)	(136,459)	(49,696)
Other changes in operating assets and liabilities:
Rent and other receivables	879	(8,146)	(4,885)
Prepaid expenses and other assets	(21,545)	(7,144)	465
Deferred leasing costs	(3,113)	(2,586)	(3,422)
Accounts payable and accrued expenses	44,264	43,615	44,512
Amounts due from related parties	(421)	(1,944)	(153)
Net cash provided by operating activities	738,689	665,518	595,200

Investing activities
Cash paid for single-family properties	(12,784)	(595,171)	(850,071)
Change in escrow deposits for purchase of single-family properties	4,928	20,431	(33,005)
Net proceeds received from sales of single-family properties and other	469,463	292,509	132,072
Proceeds received from storm-related insurance claims	4,050	1,981	4,842
Proceeds from notes receivable related to the sale of properties	698	34,090	1,253
Investment in unconsolidated joint ventures	(12,614)	(25,313)	(29,260)
Distributions from joint ventures	47,736	68,310	57,550
Renovations to single-family properties	(40,137)	(98,019)	(47,681)
Recurring and other capital expenditures for single-family properties	(134,176)	(138,779)	(122,551)
Cash paid for development activity	(979,848)	(921,423)	(824,247)
Cash paid for deposits on land option contracts	(1,142)	(14,548)	—
Other investing activities	(38,752)	(49,570)	(22,367)
Net cash used for investing activities	(692,578)	(1,425,502)	(1,733,465)

Financing activities
Proceeds from issuance of Class A common shares	398,600	561,472	728,810
Payments of Class A common share issuance costs	(400)	(200)	(200)
Redemption of perpetual preferred shares	—	(155,000)	(498,750)
Proceeds from issuances under share-based compensation plans	6,539	4,935	4,225
Payments related to tax withholding for share-based compensation	(3,966)	(4,812)	(2,682)
Payments on asset-backed securitizations	(24,470)	(22,583)	(24,311)
Proceeds from revolving credit facility	200,000	620,000	1,410,000
Payments on revolving credit facility	(240,000)	(840,000)	(1,060,000)
Proceeds from unsecured senior notes, net of discount	—	876,813	737,195
Settlement of cash flow hedging instrument	—	—	(3,999)
Proceeds from liabilities related to consolidated land not owned	—	60,217	—
Distributions to noncontrolling interests	(45,071)	(36,853)	(23,170)
Distributions to common shareholders	(319,498)	(252,506)	(146,243)
Distributions to preferred shareholders	(13,944)	(17,081)	(37,923)
Deferred financing costs paid	—	(8,225)	(17,997)
Net cash (used for) provided by financing activities	(42,210)	786,177	1,064,955

Net increase (decrease) in cash, cash equivalents and restricted cash	3,901	26,193	(73,310)
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	217,960	191,767	265,077
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$221,861	$217,960	$191,767

American Homes 4 Rent
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(128,027)	$(116,404)	$(95,790)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$71,637	$71,069	$45,392
Transfers of completed homebuilding deliveries to properties	683,688	502,207	395,937
Property and land contributions to unconsolidated joint ventures	(46,109)	(35,843)	(57,203)
Property and land distributions from unconsolidated joint ventures	—	8,397	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	963	5,059	1,346
Accrued distributions to affiliates	1,248	404	—
Accrued distributions to non-affiliates	142	106	—

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	December 31, 2023	December 31, 2022
Assets
Single-family properties:
Land	$2,234,301	$2,197,233
Buildings and improvements	10,651,388	10,127,891
Single-family properties in operation	12,885,689	12,325,124
Less: accumulated depreciation	(2,719,970)	(2,386,452)
Single-family properties in operation, net	10,165,719	9,938,672
Single-family properties under development and development land	1,409,424	1,187,221
Single-family properties and land held for sale, net	182,082	198,716
Total real estate assets, net	11,757,225	11,324,609
Cash and cash equivalents	59,385	69,155
Restricted cash	162,476	148,805
Rent and other receivables	42,823	47,752
Escrow deposits, prepaid expenses and other assets	406,138	331,446
Investments in unconsolidated joint ventures	114,198	107,347
Amounts due from affiliates	25,666	25,666
Goodwill	120,279	120,279
Total assets	$12,688,190	$12,175,059

Liabilities
Revolving credit facility	$90,000	$130,000
Asset-backed securitizations, net	1,871,421	1,890,842
Unsecured senior notes, net	2,500,226	2,495,156
Accounts payable and accrued expenses	573,660	484,403
Total liabilities	5,035,307	5,000,401

Commitments and contingencies (see Note 14)

Capital
Partners' capital:
General partner:
Common units (364,931,506 and 353,516,901 units issued and outstanding at December 31, 2023 and 2022, respectively)	6,744,841	6,272,815
Preferred units (9,200,000 units issued and outstanding at December 31, 2023 and 2022)	221,840	221,840
Limited partner:
Common units (51,376,980 units issued and outstanding at December 31, 2023 and 2022)	685,240	678,477
Accumulated other comprehensive income	962	1,526
Total capital	7,652,883	7,174,658

Total liabilities and capital	$12,688,190	$12,175,059

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)

	For the Years Ended December 31,
	2023	2022	2021
Rents and other single-family property revenues	$1,623,605	$1,490,534	$1,303,882

Expenses:
Property operating expenses	599,459	552,091	490,205
Property management expenses	123,363	112,698	96,865
General and administrative expense	74,615	68,057	56,444
Interest expense	140,198	134,871	114,893
Acquisition and other transaction costs	16,910	23,452	15,749
Depreciation and amortization	456,550	426,531	372,848
Hurricane-related charges, net	—	6,133	—
Total expenses	1,411,095	1,323,833	1,147,004

Gain on sale and impairment of single-family properties and other, net	209,834	136,459	49,696
Other income and expense, net	9,798	6,865	3,985

Net income	432,142	310,025	210,559

Preferred distributions	13,944	17,081	37,923
Redemption of perpetual preferred units	—	5,276	15,879

Net income attributable to common unitholders	$418,198	$287,668	$156,757

Weighted-average common units outstanding:
Basic	413,401,948	400,667,828	375,693,107
Diluted	413,854,196	401,164,072	376,966,230

Net income attributable to common unitholders per unit:
Basic	$1.01	$0.72	$0.42
Diluted	$1.01	$0.71	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$432,142	$310,025	$210,559
Other comprehensive loss:
Cash flow hedging instruments:
Loss on settlement of cash flow hedging instrument	—	—	(3,999)
Reclassification adjustment for amortization of interest expense included in net income	(564)	(564)	(771)
Other comprehensive loss	(564)	(564)	(4,770)
Comprehensive income	431,578	309,461	205,789
Preferred distributions	13,944	17,081	37,923
Redemption of perpetual preferred units	—	5,276	15,879
Comprehensive income attributable to common unitholders	$417,634	$287,104	$151,987

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Capital
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2020	316,656,460	$4,928,819	$854,435	51,726,980	$682,316	$6,860	$6,472,430
Share-based compensation	—	17,792	—	—	—	—	17,792
Common units issued under share-based compensation plans, net of units withheld for employee taxes	497,045	1,543	—	—	—	—	1,543
Issuance of Class A common units, net of offering costs of $200	20,494,286	728,610	—	—	—	—	728,610
Redemptions of Class A units	350,000	4,617	—	(350,000)	(4,617)	—	—
Redemption of Series D perpetual preferred units	—	(8,509)	(260,241)	—	—	—	(268,750)
Redemption of Series E perpetual preferred units	—	(7,370)	(222,630)	—	—	—	(230,000)
Distributions to capital holders:
Preferred units (Note 9)	—	—	(37,923)	—	—	—	(37,923)
Common units ($0.40 per unit)	—	(130,478)	—	—	(20,584)	—	(151,062)
Net income	—	151,169	37,923	—	21,467	—	210,559
Total other comprehensive loss	—	—	—	—	—	(4,770)	(4,770)
Balances at December 31, 2021	337,997,791	$5,686,193	$371,564	51,376,980	$678,582	$2,090	$6,738,429
Share-based compensation	—	27,308	—	—	—	—	27,308
Common units issued under share-based compensation plans, net of units withheld for employee taxes	519,110	123	—	—	—	—	123
Issuance of Class A common units, net of offering costs of $200	15,000,000	561,272	—	—	—	—	561,272
Redemption of Series F perpetual preferred units	—	(5,276)	(149,724)	—	—	—	(155,000)
Distributions to capital holders:
Preferred units (Note 9)	—	—	(17,081)	—	—	—	(17,081)
Common units ($0.72 per unit)	—	(252,862)	—	—	(36,992)	—	(289,854)
Net income	—	256,057	17,081	—	36,887	—	310,025
Total other comprehensive loss	—	—	—	—	—	(564)	(564)
Balances at December 31, 2022	353,516,901	$6,272,815	$221,840	51,376,980	$678,477	$1,526	$7,174,658

American Homes 4 Rent, L.P.
Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2022	353,516,901	$6,272,815	$221,840	51,376,980	$678,477	$1,526	$7,174,658
Share-based compensation	—	25,370	—	—	—	—	25,370
Common units issued under share-based compensation plans, net of units withheld for employee taxes	614,922	2,573	—	—	—	—	2,573
Issuance of Class A common units, net of offering costs of $400	10,799,683	398,200	—	—	—	—	398,200
Distributions to capital holders:
Preferred units (Note 9)	—	—	(13,944)	—	—	—	(13,944)
Common units ($0.88 per unit)	—	(320,341)	—	—	(45,211)	—	(365,552)
Net income	—	366,224	13,944	—	51,974	—	432,142
Total other comprehensive loss	—	—	—	—	—	(564)	(564)
Balances at December 31, 2023	364,931,506	$6,744,841	$221,840	51,376,980	$685,240	$962	$7,652,883

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities
Net income	$432,142	$310,025	$210,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456,550	426,531	372,848
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	12,279	11,673	8,790
Noncash share-based compensation	25,370	27,308	17,792
Equity in net income of unconsolidated joint ventures	(1,227)	(3,066)	(1,610)
Return on investment from unconsolidated joint ventures	3,345	5,711	—
Gain on sale and impairment of single-family properties and other, net	(209,834)	(136,459)	(49,696)
Other changes in operating assets and liabilities:
Rent and other receivables	879	(8,146)	(4,885)
Prepaid expenses and other assets	(21,545)	(7,144)	465
Deferred leasing costs	(3,113)	(2,586)	(3,422)
Accounts payable and accrued expenses	44,264	43,615	44,512
Amounts due from related parties	(421)	(1,944)	(153)
Net cash provided by operating activities	738,689	665,518	595,200

Investing activities
Cash paid for single-family properties	(12,784)	(595,171)	(850,071)
Change in escrow deposits for purchase of single-family properties	4,928	20,431	(33,005)
Net proceeds received from sales of single-family properties and other	469,463	292,509	132,072
Proceeds received from storm-related insurance claims	4,050	1,981	4,842
Proceeds from notes receivable related to the sale of properties	698	34,090	1,253
Investment in unconsolidated joint ventures	(12,614)	(25,313)	(29,260)
Distributions from joint ventures	47,736	68,310	57,550
Renovations to single-family properties	(40,137)	(98,019)	(47,681)
Recurring and other capital expenditures for single-family properties	(134,176)	(138,779)	(122,551)
Cash paid for development activity	(979,848)	(921,423)	(824,247)
Cash paid for deposits on land option contracts	(1,142)	(14,548)	—
Other investing activities	(38,752)	(49,570)	(22,367)
Net cash used for investing activities	(692,578)	(1,425,502)	(1,733,465)

Financing activities
Proceeds from issuance of Class A common units	398,600	561,472	728,810
Payments of Class A common unit issuance costs	(400)	(200)	(200)
Redemption of perpetual preferred units	—	(155,000)	(498,750)
Proceeds from issuances under share-based compensation plans	6,539	4,935	4,225
Payments related to tax withholding for share-based compensation	(3,966)	(4,812)	(2,682)
Payments on asset-backed securitizations	(24,470)	(22,583)	(24,311)
Proceeds from revolving credit facility	200,000	620,000	1,410,000
Payments on revolving credit facility	(240,000)	(840,000)	(1,060,000)
Proceeds from unsecured senior notes, net of discount	—	876,813	737,195
Settlement of cash flow hedging instrument	—	—	(3,999)
Proceeds from liabilities related to consolidated land not owned	—	60,217	—
Distributions to common unitholders	(364,569)	(289,359)	(169,413)
Distributions to preferred unitholders	(13,944)	(17,081)	(37,923)
Deferred financing costs paid	—	(8,225)	(17,997)
Net cash (used for) provided by financing activities	(42,210)	786,177	1,064,955

Net increase (decrease) in cash, cash equivalents and restricted cash	3,901	26,193	(73,310)
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	217,960	191,767	265,077
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$221,861	$217,960	$191,767

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(128,027)	$(116,404)	$(95,790)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$71,637	$71,069	$45,392
Transfers of completed homebuilding deliveries to properties	683,688	502,207	395,937
Property and land contributions to unconsolidated joint ventures	(46,109)	(35,843)	(57,203)
Property and land distributions from unconsolidated joint ventures	—	8,397	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	963	5,059	1,346
Accrued distributions to affiliates	1,248	404	—
Accrued distributions to non-affiliates	142	106	—

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of December 31, 2023, the Company held 59,332 single-family properties in 21 states, including 862 properties classified as held for sale.

AMH is the general partner of, and as of December 31, 2023 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership is $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH. The asset-backed securitization certificates are recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The Company consolidates real estate partnerships and other entities that are not variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), when it owns, directly or indirectly, a majority interest in the entity or is otherwise able to control the entity. Entities that are not VIEs and for which the Company owns an interest and has

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
the ability to exercise significant influence but does not control are accounted for under the equity method of accounting. See Investments in Unconsolidated Joint Ventures below for a further discussion of our investments in unconsolidated joint ventures.

The Company consolidates VIEs in accordance with ASC 810 if it is the primary beneficiary of the VIE as determined by its power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. The Company holds investments in venture capital funds and deposits with land banking entities that we determined are VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities. See Investments in Venture Capital Funds and Land Option Contracts below for further discussion.

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

Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Certain of our subsidiaries are subject to taxation by U.S. federal, state and local authorities for the periods presented. We made joint elections to treat certain subsidiaries as taxable REIT subsidiaries which are subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2019 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2023, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. We historically used our net operating loss (“NOL”) for U.S. federal income tax purposes to reduce our REIT taxable income and have substantially utilized our NOL as of December 31, 2023.

Investments in Real Estate

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties subject to an existing lease, the Company utilizes its own market knowledge obtained from historical transactions, its internal construction program (the “AMH Development Program”) and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. Typically, we allocate between 10% to 30% of the purchase price of properties to land. For the year ended December 31, 2023, the Company purchased 47 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $12.8 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

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

Single-family Properties Held for Sale and Discontinued Operations

Single-family properties and land lots are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10, Property, Plant, and Equipment—Overall, including, but not limited to, the availability of the property for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the property within one year. Single-family properties and land lots classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties and land held for sale, net within the consolidated balance sheets. As of December 31, 2023 and 2022, the Company had 862 and 1,115 single-family properties, respectively, classified as held for sale, and recorded $1.9 million, $2.5 million and $0.2 million of impairment on single-family properties held for sale for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in gain on sale and impairment of single-family properties and other, net within the consolidated statements of operations. The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Operations. During the years ended December 31, 2023, 2022 and 2021, none of the properties classified as held for sale met the criteria to be reported as a discontinued operation.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. Excluding the effects of casualty losses, no impairments on operating properties were recorded during the years ended December 31, 2023, 2022 and 2021.

Land Option Contracts

We enter into land option contracts to acquire the right to purchase land for our AMH Development Program. Under these contracts, we typically make a specified option payment or deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze these land option contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although the Company does not have legal title to the underlying land, we may be required to consolidate the related VIE if we are deemed to be the primary beneficiary. Deposits with land banking entities determined to be VIEs but not consolidated because we are not the primary beneficiary are at held at cost and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. As of December 31, 2023 and 2022, the carrying value of these deposits and the Company’s maximum exposure to loss was $15.7 million and $14.5 million, respectively.

We also consider whether the land option contracts should be accounted for as financing arrangements when the land banking entity is not consolidated under the variable interest model, as may be required if the land banking entity or other third-party acquires specific land parcels directly from us, on our behalf or at our direction or where we make improvements to the underlying land during the option period. During the year ended December 31, 2022, the Company entered into land option agreements whereby it sold land to a third party with an option to repurchase finished lots on a predetermined schedule. Because of our options to repurchase the finished lots, in accordance with ASC 606-10-55-70, we accounted for these transactions as financing arrangements rather than a sale. Consolidated land not owned is included in escrow deposits, prepaid expenses and other assets and the liability for consolidated land not owned, which represents proceeds received from the third party net of our deposits on the optioned land, is included in accounts payable and accrued expenses in the consolidated balance sheets (see Note 5. Escrow Deposits, Prepaid Expenses and Other Assets and Note 8. Accounts Payable and Accrued Expenses). Improvements made to the land under the related development agreements prior to exercising the options to repurchase the finished lots are capitalized to consolidated land not owned and reimbursement proceeds from the land banking entity are accreted to liability for consolidated land not owned in the consolidated balance sheets.

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

We elected the short-term lease measurement and recognition exemption and do not establish right-of-use assets or lease liabilities for operating leases with terms of twelve months or less. We also elected the practical expedient allowing us to avoid separating non-lease components from the associated lease component for our commercial office leases. The right-of-use assets and lease liabilities are presented in escrow deposits, prepaid expenses and other assets and accounts payable and accrued expenses, respectively, within the consolidated balance sheets.

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

Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2023, 2022 and 2021.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company’s management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and whether or not there has been a sustained decrease in the Company’s stock price. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. Based on our assessment of qualitative factors on December 31, 2023, we concluded it was more likely than not that the Company’s recorded goodwill balance of $120.3 million was not impaired and did not perform the quantitative test. No goodwill impairment was recorded during the years ended December 31, 2023, 2022 and 2021.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flows to the corresponding financial statement line items in the consolidated balance sheets (amounts in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$59,385	$69,155	$48,198
Restricted cash	162,476	148,805	143,569
Total cash, cash equivalents and restricted cash	$221,861	$217,960	$191,767

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

Investments in Venture Capital Funds

Investments in venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. We record our proportionate shares of net income or loss resulting from these investments within other income and expense, net in the consolidated statements of operations. As discussed in Principals of Consolidation above, we determined the venture capital funds to be VIEs for which we are not the primary beneficiary. As of December 31, 2023 and 2022, the carrying value of our investments in venture capital funds was $13.0 million and $12.0 million, respectively, and the Company’s maximum exposure to loss was $15.6 million and $16.1 million, respectively, which includes all future capital funding requirements.

Investments in Equity Securities

Our investments in equity securities, which are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets, do not have readily determinable fair values. The Company elected the measurement alternative for its investments in these equity securities and measures these investments at cost less impairment, if any, and adjusted for changes resulting from observable price changes for identical or similar investments in the same issuer. No unrealized gains or losses nor impairments were recorded during the year ended December 31, 2023.

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

Notes receivable are presented net of discounts in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. Interest income from the notes, including amortization of discounts, is presented in other income and expense, net within the consolidated statements of operations. We are required to estimate and recognize lifetime expected losses on these notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. Notes receivable are also presented net of the allowance for expected credit losses, which the Company estimates on a quarterly basis based on (i) credit quality indicators such as the borrower’s historical performance, including the borrower’s financial results and satisfaction of scheduled payments, (ii) current conditions, including macroeconomic conditions and other conditions affecting the borrower, and (iii) other reasonable and supportable forecasts about the future. As part of the monitoring process, we may meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis. A note receivable will be categorized as non-performing if a borrower experiences financial difficulty and has failed to make scheduled payments. Changes to the allowance for expected credit losses are recognized in other income and expense, net within the consolidated statements of operations.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Share-Based Compensation

Our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan (collectively, the “Plans”), and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”), are accounted for under the provisions of ASC 718, Compensation—Stock Compensation. Noncash share-based compensation costs related to options to purchase our Class A common shares, restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”) issued to members of the Company’s board of trustees and employees is based on the fair value of the options, RSUs and PSUs on the grant date and generally amortized over the service period. At the time of grant, the Company takes into consideration the timing of the equity award and evaluates for conditions that could result in the award to be considered spring-loaded, in which case the fair value would be adjusted. During the years ended December 31, 2023, 2022 and 2021, the Company did not grant equity awards that would be considered spring-loaded. Forfeitures are recognized as they occur.

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

Derivatives

From time to time, we may use interest rate cap agreements or other derivative instruments for interest rate risk management purposes. We assess these derivatives at inception and on an ongoing basis for the effectiveness of qualifying cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings as interest expense during the period in which the hedged transaction affects earnings. Cash flows from derivative instruments accounted for as a cash flow hedge are classified in the same category as the hedged transaction within the consolidated statements of cash flows.

Segment Reporting

We operate in one operating segment with activities related to acquiring, renovating, developing, leasing and managing single-family homes as rental properties. ASC 280, Segment Reporting, requires the use of the “management approach” to align segment reporting with our internal reporting, and our chief operating decision maker regularly reviews core funds from operations at the total portfolio level as the primary measure for assessing the Company’s performance and allocating resources. Property acquisition and disposition decisions are made at the individual property level and development decisions are made at the community level across a

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
geographically diversified portfolio based on criteria consistent with our objective of generating attractive risk-adjusted returns for our shareholders.

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU will require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will also be required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented unless it is impracticable. The Company is currently assessing the impact of the guidance on its financial statements.

Note 3. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Occupied single-family properties	$9,595,421	$9,419,098
Single-family properties leased, not yet occupied	54,481	52,325
Single-family properties in turnover process	370,856	281,356
Single-family properties recently renovated or developed	140,962	182,336
Single-family properties newly acquired and under renovation	3,999	3,557
Single-family properties in operation, net	10,165,719	9,938,672
Development land	563,718	631,539
Single-family properties under development	845,706	555,682
Single-family properties and land held for sale, net	182,082	198,716
Total real estate assets, net	$11,757,225	$11,324,609

Depreciation expense related to single-family properties was $436.1 million, $410.4 million and $357.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Hurricane Ian impacted certain properties primarily located in Florida, South Carolina and North Carolina during the year ended December 31, 2022. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2022, the Company recognized $8.9 million in gross charges primarily related to minor repair and remediation costs, partially offset by $2.8 million of related insurance claims. The $6.1 million of net charges are included in hurricane-related charges, net within the consolidated statement of operations for year ended December 31, 2022.

The following table summarizes the Company’s dispositions of single-family properties and land for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands, except property data):

	For the Years Ended December 31,
	2023	2022	2021
Single-family properties:
Properties sold	1,546	987	481
Net proceeds (1)	$459,580	$288,030	$130,825
Net gain on sale	$217,598	$140,537	$50,543
Land:
Net proceeds	$9,883	$4,479	$1,247
Net (loss) gain on sale	$(2,017)	$777	$136
(1)Net proceeds are net of deductions for working capital prorations.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 4. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $215.6 million, $202.6 million and $178.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Variable lease payments for fees from single-family properties were $30.8 million, $27.0 million and $22.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of December 31, 2023 (amounts in thousands):

December 31, 2023
2024	$722,303
2025	21,426
2026	27
2027	26
2028	26
Total	$743,808

As of December 31, 2023 and 2022, rent and other receivables included zero and $5.0 million, respectively, of insurance claims receivables related to Hurricane Ian and Winter Storm Elliott. The Company collected $4.0 million, $2.0 million and $4.8 million in proceeds from storm-related insurance claims during the years ended December 31, 2023, 2022 and 2021, respectively.

Note 5. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Consolidated land not owned (see Note 2)	$147,330	$108,114
Escrow deposits, prepaid expenses and other	136,640	105,811
Commercial real estate, software, vehicles and FF&E, net	96,862	85,772
Operating lease right-of-use assets	16,623	19,129
Deferred costs and other intangibles, net	7,630	10,237
Notes receivable, net	1,053	2,383
Total	$406,138	$331,446

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $17.4 million, $13.4 million and $11.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net, consisted of the following as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Deferred leasing costs	$2,865	$2,375
Deferred financing costs	22,491	22,491
	25,356	24,866
Less: accumulated amortization	(17,726)	(14,629)
Total	$7,630	$10,237

Amortization expense related to deferred leasing costs was $3.0 million, $2.7 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in depreciation and amortization within the consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $2.7 million, $2.7 million and $2.5

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in gross interest, prior to interest capitalization (see Note 7. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2023 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
2024	$1,394	$2,730	$4,124
2025	—	2,722	2,722
2026	—	784	784
Total	$1,394	$6,236	$7,630

Note 6. Investments in Unconsolidated Joint Ventures

As of December 31, 2023, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the consolidated statements of operations.

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

During the first quarter of 2020, the Company entered into a $253.1 million strategic joint venture, which has an evergreen term, with institutional investors advised by J.P. Morgan Asset Management (“J.P. Morgan JV I”) focused on constructing and operating newly built rental homes, which was subsequently upsized to $625.0 million during the second quarter of 2020. During the first quarter of 2023, the parties to J.P. Morgan JV I agreed to reinvest proceeds from debt financing obtained in the first quarter of 2022 (see below) to increase the size of the joint venture up to approximately $900.0 million. The changes do not impact the accounting treatment of the joint venture.

In July 2023, the Company entered into a $625.0 million second strategic joint venture, which has an evergreen term, with institutional investors advised by J.P. Morgan Asset Management (“J.P. Morgan JV II”) focused on constructing and operating newly built rental homes.

The following table summarizes our investments in unconsolidated joint ventures as of December 31, 2023 and 2022 (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at December 31, 2023	Completed Homes at December 31, 2023	Balances at December 31, 2023	Balances at December 31, 2022
Alaska JV	20%	218	$14,973	$18,890
Institutional Investor JV	20%	1,015	15,163	16,567
J.P. Morgan JV I	20%	1,745	75,735	71,890
J.P. Morgan JV II	20%	—	8,327	—
		2,978	$114,198	$107,347

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $10.8 million, $13.9 million and $10.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in other income and expense, net within the consolidated statements of operations.

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

During the first quarter of 2022, J.P. Morgan JV I entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.50% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of December 31, 2023, J.P. Morgan JV I’s loan had a $324.0 million outstanding principal balance.

During the third quarter of 2022, the Institutional Investor JV amended its existing loan agreement to increase borrowing capacity to $250.0 million. During the initial two-year term, the loan bears interest at SOFR plus a 2.40% margin and matures on July 1, 2024. The loan agreement provides for two one-year extension options that include additional fees and interest. As of December 31, 2023, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 7. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of December 31, 2023 and 2022 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2023	December 31, 2022
AMH 2014-SFR2 securitization (2)	4.42%	October 9, 2024	$461,498	$468,138
AMH 2014-SFR3 securitization	4.40%	December 9, 2024	477,064	482,964
AMH 2015-SFR1 securitization (3)	4.14%	April 9, 2045	502,299	508,672
AMH 2015-SFR2 securitization (4)	4.36%	October 9, 2045	436,297	441,854
Total asset-backed securitizations			1,877,158	1,901,628
2028 unsecured senior notes (5)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (6)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (7)	6.38%	April 15, 2026	90,000	130,000
Total debt			4,517,158	4,581,628
Unamortized discounts on unsecured senior notes			(32,981)	(36,099)
Deferred financing costs, net (8)			(22,530)	(29,531)
Total debt per balance sheet			$4,461,647	$4,515,998
(1)Interest rates are rounded and as of December 31, 2023. Unless otherwise stated, interest rates are fixed percentages.
(2)The Company has provided notice to the lender of its intent to payoff the AMH 2014-SFR2 securitization during the first quarter of 2024. See Note 15. Subsequent Events for further information.
(3)The AMH 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025. If the securitization is not repaid by this date, the duration-adjusted weighted-average interest rate will increase by a minimum of 3.00%
(4)The AMH 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025. If the securitization is not repaid by this date, the duration-adjusted weighted-average interest rate will increase by a minimum of 3.00%
(5)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(6)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(7)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods, see Revolving Credit Facility below. The Company had approximately $2.7 million and $4.0 million committed to outstanding letters of credit that reduced our borrowing capacity as of December 31, 2023 and 2022, respectively. During the second quarter of 2023, the Company amended its revolving credit facility in connection with the transition from the London Inter-Bank Offered Rate (“LIBOR”) to the SOFR. The revolving credit facility bears interest at SOFR, as adjusted for the Company’s SOFR spread, plus 0.90% as of December 31, 2023.
(8)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $7.0 million, $6.8 million and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of December 31, 2023 (amounts in thousands):

Debt Maturities
2024	$948,864
2025	10,302
2026	100,302
2027	10,302
2028	510,302
Thereafter	2,937,086
Total debt	$4,517,158

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Encumbered Properties

The following table displays the number of properties pledged as collateral for the Company’s asset-backed securitization loans and the aggregate net book values as of December 31, 2023 and 2022 (amounts in thousands, except property data):

	December 31, 2023		December 31, 2022
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
AMH 2014-SFR2 securitization	4,517	$533,238	4,530	$550,581
AMH 2014-SFR3 securitization	4,558	581,021	4,563	598,189
AMH 2015-SFR1 securitization	4,684	579,274	4,691	596,236
AMH 2015-SFR2 securitization	4,162	539,659	4,168	554,608
Total encumbered properties	17,921	$2,233,192	17,952	$2,299,614

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

Revolving Credit Facility

During the second quarter of 2021, the Company closed a $1.25 billion revolving credit facility, amending and restating its previous $800 million revolving credit agreement. The amended and restated revolving credit agreement (the “Revolving Credit Facility”) provides for expanded borrowing capacity, reflects a more favorable pricing grid based on current market conditions, and includes a sustainability component based upon third-party performance measures through which overall pricing can further improve if the Company meets certain targets. The interest rate on the Revolving Credit Facility was either the LIBOR plus a margin ranging from 0.725% to 1.45% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or the daily LIBOR plus 1.0%) plus a margin ranging from 0.00% to 0.45%. During the second quarter of 2023, the Company amended its Revolving Credit Facility in connection with the transition from the LIBOR to the SOFR. The interest rate under the amended Revolving Credit Facility is either the SOFR plus a 0.1% spread adjustment and a margin ranging from 0.725% to 1.45% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or the daily SOFR plus 1.1%) plus a margin ranging from 0.00% to 0.45%. In each case the actual margin was determined based on the Company’s credit ratings in effect from time to time. The amended Revolving Credit Facility matures on April 15, 2025, with two six-month extension options at the Company’s election if

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
certain conditions are met. In addition, the Company is required to pay a facility fee of an amount ranging from 0.125% to 0.30% of the aggregate amount of the revolving commitments, which fee is also based on the Company’s credit rating.

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Gross interest cost	$195,430	$186,956	$148,689
Capitalized interest	(55,232)	(52,085)	(33,796)
Interest expense	$140,198	$134,871	$114,893

Note 8. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Resident security deposits	$119,577	$119,386
Liability for consolidated land not owned (see Note 2)	108,688	69,434
Accrued construction and maintenance liabilities	94,004	86,775
Accrued property taxes	59,015	51,586
Accrued interest	40,017	40,126
Accounts payable	36,056	5,719
Prepaid rent	30,320	26,922
Operating lease liabilities	18,288	20,755
Other accrued liabilities	67,695	63,700
Total	$573,660	$484,403

Note 9. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Shares / Units

Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for AMH’s Class A common shares on a one-for-one basis. AMH owned 87.7% and 87.3% of the total 416,308,486 and 404,893,881 Class A units outstanding as of December 31, 2023 and 2022, respectively.

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “2022 Forward Sale Agreements”) for these 13,000,000 shares which were accounted for in equity. The Company received net proceeds of $375.8 million from the 10,000,000 Class A common shares issued directly by the Company after deducting underwriting fees and before offering costs of approximately $0.2 million. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the third quarter of 2022, the Company issued and physically settled 5,000,000 Class A common shares under the 2022 Forward Sale Agreements, receiving net proceeds of $185.6 million. During the first quarter of 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares under the 2022 Forward Sale Agreements, receiving net proceeds

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
of $298.4 million. The Company used these net proceeds to repay indebtedness under its revolving credit facility and for general corporate purposes.

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

At-the-Market Common Share Offering Program
During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the years ended December 31, 2022 and 2021, the Company issued zero and 1,749,286 Class A common shares, respectively, under its previous program, raising zero and $72.3 million, respectively, in gross proceeds before commissions and other expenses of approximately zero and $1.1 million, respectively. During the fourth quarter of 2023, the Company issued 2,799,683 Class A common shares under its 2023 At-the-Market Program, raising $102.0 million in gross proceeds before commissions and other expenses of approximately $1.7 million. As of December 31, 2023, 2,799,683 shares have been issued under the 2023 At-the-Market Program and $898.0 million remained available for future issuances. See Note 15. Subsequent Events for further information on share issuances under the 2023 At-the-Market Program in January 2024.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2023, 2022 and 2021, we did not repurchase and retire any of our Class A common shares or preferred shares. As of December 31, 2023, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

Perpetual Preferred Shares / Units

As of December 31, 2023 and 2022, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				December 31, 2023		December 31, 2022
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

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

Distributions

As a REIT, we generally are required to distribute annually to our shareholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and any net capital gains) and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid and including any net capital gains). The Operating Partnership funds the payment of distributions. We historically used our NOL for U.S. federal income tax purposes to reduce our REIT taxable income and have substantially utilized our NOL as of December 31, 2023.

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

The Company’s board of trustees declared the following distributions during the years ended December 31, 2023, 2022 and 2021. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Years Ended December 31,
	2023	2022	2021
Class A and Class B common shares	$0.88	$0.72	$0.40
6.500% Series D perpetual preferred shares (1)	—	—	0.70
6.350% Series E perpetual preferred shares (2)	—	—	0.79
5.875% Series F perpetual preferred shares (3)	—	0.51	1.47
5.875% Series G perpetual preferred shares	1.47	1.47	1.47
6.250% Series H perpetual preferred shares	1.56	1.56	1.56
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

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.2% and 12.5%, of the total 416,308,486 and 404,893,881 Class A units in the Operating Partnership as of December 31, 2023 and 2022, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1% and 0.2% of the total 416,308,486 and 404,893,881 Class A units in the Operating Partnership as of December 31, 2023 and 2022, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s consolidated balance sheets and limited partner capital in the Operating Partnership’s consolidated balance sheets.

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

During the years ended December 31, 2023, 2022 and 2021, employees were granted RSUs that vest over a one- to three-year service period and non-management trustees were granted RSUs that vest over a one-year service period. Options expire 10 years from the date of grant.

During the years ended December 31, 2023, 2022 and 2021, certain senior employees were granted PSUs that cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period January 1, 2023 through December 31, 2025 for PSUs granted during the year ended December 31, 2023, January 1, 2022 through December 31, 2024 for PSUs granted during the year ended December 31, 2022 and January 1, 2021 through December 31, 2023 for PSUs granted during the year ended December 31, 2021. A portion of the PSUs are based on (i) the

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

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

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2023, 2022 and 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (amounts in thousands)
Options outstanding at December 31, 2020	1,090,300	$17.68	4.5	$13,436
Granted	—	—
Exercised	(266,000)	17.01		5,625
Forfeited	—	—
Options outstanding at December 31, 2021	824,300	$17.89	3.7	$21,200
Granted	—	—
Exercised	(93,750)	17.26		1,782
Forfeited	—	—
Options outstanding at December 31, 2022	730,550	$17.97	3.0	$8,889
Granted	—	—
Exercised	(207,875)	16.76		3,852
Forfeited	—	—
Options outstanding at December 31, 2023	522,675	$18.45	2.5	$9,150
Options exercisable at December 31, 2023	522,675	$18.45	2.5	$9,150
(1)Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the grant price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2023, 2022 and 2021:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	651,537	$24.53
Awarded	651,898	32.69
Vested	(209,824)	23.15
Forfeited	(43,012)	28.41
RSUs outstanding at December 31, 2021	1,050,599	$29.71
Awarded	466,802	39.52
Vested	(439,643)	29.41
Forfeited	(53,036)	35.85
RSUs outstanding at December 31, 2022	1,024,722	$33.99
Awarded	509,730	33.24
Vested	(418,351)	31.40
Forfeited	(25,579)	33.45
RSUs outstanding at December 31, 2023	1,090,522	$34.64

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2023, 2022 and 2021:

	Performance-Based Restricted Share Units	Weighted-Average Grant Date Fair Value
PSUs outstanding at December 31, 2020	—	$—
Awarded	92,319	34.83
Vested	—	—
Forfeited	—	—
PSUs outstanding at December 31, 2021	92,319	$34.83
Awarded	202,104	43.91
Vested	—	—
Forfeited	—	—
PSUs outstanding at December 31, 2022	294,423	$41.07
Awarded	227,033	40.19
Vested	—	—
Forfeited	(1,237)	43.91
PSUs outstanding at December 31, 2023	520,219	$40.68

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	2023	2022	2021
Expected term (years)	3.0	3.0	3.0
Dividend yield	2.09%	1.03%	0.67%
Estimated volatility (1)	27.45%	27.62%	28.48%
Risk-free interest rate	4.16%	1.39%	0.20%
(1)Estimated volatility for the performance period is based on 50% historical volatility and 50% implied volatility.

2021 Employee Stock Purchase Plan

During the second quarter of 2021, the Company’s shareholders approved and the Company adopted the 2021 ESPP, which provides for the issuance of up to 3,000,000 Class A common shares and allows employees to acquire the Company’s Class A common shares through payroll deductions, subject to maximum purchase limitations, during six-month purchase periods. The purchase price for Class A common shares may be set at a maximum discount equal to 85% of the lower of the closing price of the Company’s Class A common shares on the first day or the last day of the applicable purchase period. The 2021 ESPP terminates in June 2031 or the date

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
on which there are no longer any Class A common shares available for issuance. When the Company issues Class A common shares under the 2021 ESPP, the Operating Partnership issues an equivalent number of Class A units to AMH.

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
General and administrative expense	$16,379	$15,318	$9,361
Property management expenses	4,030	3,861	3,004
Acquisition and other transaction costs	4,961	8,129	5,427
Total noncash share-based compensation expense	$25,370	$27,308	$17,792

As of December 31, 2023, the unrecognized compensation expense for unvested RSUs and PSUs was $14.3 million and $6.4 million, respectively. The unrecognized compensation expense for unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.2 years and 1.4 years, respectively.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands, except share and per share data):

	For the Years Ended December 31,
	2023	2022	2021
Numerator:
Net income	$432,142	$310,025	$210,559
Less:
Noncontrolling interest	51,974	36,887	21,467
Dividends on preferred shares	13,944	17,081	37,923
Redemption of perpetual preferred shares	—	5,276	15,879
Allocation to participating securities (1)	1,083	767	418
Numerator for income per common share–basic and diluted	$365,141	$250,014	$134,872

Denominator:
Weighted-average common shares outstanding–basic	362,024,968	349,290,848	324,245,168
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	452,248	496,244	1,273,123
Weighted-average common shares outstanding–diluted (3)	362,477,216	349,787,092	325,518,291

Net income per common share:
Basic	$1.01	$0.72	$0.42
Diluted	$1.01	$0.71	$0.41
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the years ended December 31, 2023, 2022 and 2021 and the dilutive effect of forward sale equity contracts under the treasury stock method for the years ended December 31, 2022 and 2021 (see Note 9. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands, except unit and per unit data):

	For the Years Ended December 31,
	2023	2022	2021
Numerator:
Net income	$432,142	$310,025	$210,559
Less:
Preferred distributions	13,944	17,081	37,923
Redemption of perpetual preferred units	—	5,276	15,879
Allocation to participating securities (1)	1,083	767	418
Numerator for income per common unit–basic and diluted	$417,115	$286,901	$156,339

Denominator:
Weighted-average common units outstanding–basic	413,401,948	400,667,828	375,693,107
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	452,248	496,244	1,273,123
Weighted-average common units outstanding–diluted	413,854,196	401,164,072	376,966,230

Net income per common unit:
Basic	$1.01	$0.72	$0.42
Diluted	$1.01	$0.71	$0.41
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the years ended December 31, 2023, 2022 and 2021 and the dilutive effect of forward sale equity contracts under the treasury stock method for the years ended December 31, 2022 and 2021 (see Note 9. Shareholders’ Equity / Partners’ Capital).

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The following table displays the carrying values and fair values of our debt instruments as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2014-SFR2 securitization	$460,507	$463,237	$465,864	$469,192
AMH 2014-SFR3 securitization	475,854	478,833	480,467	484,350
AMH 2015-SFR1 securitization	500,713	503,668	505,738	509,714
AMH 2015-SFR2 securitization	434,347	437,508	438,773	442,286
Total asset-backed securitizations	1,871,421	1,883,246	1,890,842	1,905,542
2028 unsecured senior notes, net	496,745	486,875	495,956	463,920
2029 unsecured senior notes, net	397,107	396,956	396,543	377,680
2031 unsecured senior notes, net	442,172	371,817	441,133	347,243
2032 unsecured senior notes, net	583,521	539,304	581,533	504,294
2051 unsecured senior notes, net	291,498	207,264	291,189	189,750
2052 unsecured senior notes, net	289,183	244,275	288,802	221,922
Total unsecured senior notes, net	2,500,226	2,246,491	2,495,156	2,104,809
Revolving credit facility	90,000	90,000	130,000	130,000
Total debt	$4,461,647	$4,219,737	$4,515,998	$4,140,351

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

Note 13. Related Party Transactions

As of December 31, 2023 and 2022, affiliates owned approximately 12.5% and 12.9%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of December 31, 2023 and 2022) an approximate 23.3% and 23.9% interest as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AMH, which is included in amounts due from affiliates on the Operating Partnership’s consolidated balance sheets.

See Note 6. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space from third parties for our corporate and property management operations under non-cancelable operating lease agreements. Our operating leases have remaining lease terms of one to eight years before any unexercised options to extend. For the years ended December 31, 2023, 2022 and 2021, operating lease costs were as follows (amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Lease costs	$4,014	$3,897	$3,957

Other information related to our operating lease terms and discount rates were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	5.9 years	6.6 years
Weighted-average discount rate	2.9%	2.6%

Future lease obligations for our operating leases as of December 31, 2023 were as follows (amounts in thousands):

Operating Lease Obligations
2024	$4,080
2025	3,764
2026	2,916
2027	2,470
2028	2,010
Thereafter	4,728
Total lease payments	19,968
Less: imputed interest	(1,680)
Operating lease liabilities	$18,288

Other Commitments

As of December 31, 2023, the Company had commitments to acquire 29 single-family properties through our National Builder Program for an aggregate purchase price of $6.6 million, as well as $75.6 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of December 31, 2023, the Company had sales in escrow for approximately 173 of our single-family properties and 202 of our land lots for an aggregate selling price of $78.4 million.

As of December 31, 2023, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $220.9 million.

401(k) Retirement Savings Plan

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $3.6 million, $3.1 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Note 15. Subsequent Events

Subsequent Acquisitions

From January 1, 2024 through February 16, 2024, the Company added 196 properties to its portfolio for a total cost of approximately $72.4 million, which included 192 newly constructed properties delivered through our AMH Development Program and four newly constructed properties acquired from a third-party developer through our National Builder Program.

Subsequent Dispositions

From January 1, 2024 through February 16, 2024, the Company disposed of 243 properties for aggregate net proceeds of approximately $74.5 million.

Unsecured Senior Notes

In January 2024, the Operating Partnership issued $600.0 million of 5.500% unsecured senior notes with a maturity date of February 1, 2034 (the “Notes”), which carry a green bond designation and were issued under the Company’s green finance framework. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2024. The Operating Partnership received aggregate net proceeds of $595.5 million from these issuances, after underwriting fees of approximately $3.9 million and a $0.6 million discount, and before estimated offering costs of $1.5 million. Pending full allocation of an amount equal to the net proceeds to finance new or existing projects meeting the eligibility criteria described in the prospectus supplement related to the offering, the Operating Partnership intends to allocate the net proceeds to repay outstanding indebtedness, including the payoff of the AMH 2014-SFR2 securitization and/or temporarily invest the net proceeds in accordance with the Company’s cash investment policy.

The Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indenture requires that we maintain certain financial covenants. The Operating Partnership may redeem the Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the Notes are redeemed on or after November 1, 2033 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

Revolving Credit Facility

From January 1, 2024 through February 16, 2024, the Company paid down $90.0 million under its revolving credit facility, resulting in no outstanding borrowings under its revolving credit facility as of February 16, 2024.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

AMH 2014-SFR2 Securitization Payoff Intent

In January 2024, the Company provided notice to its third-party lender of its intent to repay all amounts due under the AMH 2014-SFR2 securitization during the first quarter of 2024. As of December 31, 2023, the AMH 2014-SFR2 securitization had an outstanding principal balance of $461.5 million, of which $25.7 million represents Class F certificates that were issued by the Operating Partnership to the Company and are recorded as asset-backed securitization certificates in the Company’s consolidated balance sheets and as amounts due from affiliates in the Operating Partnership’s consolidated balance sheets.

At-the-Market Common Share Offering Program

In January 2024, the Company issued 932,746 Class A common shares under its 2023 At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of $0.5 million. See Note 9. Shareholders’ Equity / Partners’ Capital for further details on the 2023 At-the-Market Program.

Distributions

On February 21, 2024, the Company’s board of trustees approved an increase in quarterly dividends to $0.26 per Class A and Class B common share for the first quarter of 2024. The quarterly dividends are payable on March 28, 2024 to shareholders of record on March 15, 2024.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023

(Amounts in thousands, except number of single-family homes)			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Total Cost as of December 31, 2023 (1)
Market	Number of Single-Family Homes	Gross Book Value of Encumbered Assets	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Date of Acquisition

Single-family properties in operation
Albuquerque, NM	270	$—	$9,938	$40,056	$—	$6,531	$9,938	$46,587	$56,525	$(12,054)	$44,471	2013-2022
Atlanta, GA	5,853	206,427	212,097	898,338	—	200,548	212,097	1,098,886	1,310,983	(248,079)	1,062,904	2012-2023
Austin, TX	703	36,705	27,394	104,493	—	17,200	27,394	121,693	149,087	(34,626)	114,461	2012-2022
Boise, ID	976	8,147	40,733	204,575	—	43,599	40,733	248,174	288,907	(30,810)	258,097	2013-2023
Charleston, SC	1,535	84,684	67,732	240,094	—	44,412	67,732	284,506	352,238	(63,868)	288,370	2012-2023
Charlotte, NC	4,089	319,232	157,174	619,899	—	122,859	157,174	742,758	899,932	(187,745)	712,187	2012-2023
Cincinnati, OH	2,127	242,760	70,561	284,383	—	63,972	70,561	348,355	418,916	(112,125)	306,791	2012-2023
Colorado Springs, CO	158	—	13,086	51,543	—	6,793	13,086	58,336	71,422	(4,053)	67,369	2013-2023
Columbus, OH	2,154	147,835	66,209	286,158	—	69,118	66,209	355,276	421,485	(100,721)	320,764	2012-2023
Dallas-Fort Worth, TX	4,055	291,308	107,357	489,319	—	114,852	107,357	604,171	711,528	(204,980)	506,548	2012-2022
Denver, CO	820	—	46,727	184,551	—	26,951	46,727	211,502	258,229	(63,078)	195,151	2012-2022
Greater Chicago area, IL and IN	1,541	169,277	48,638	190,792	—	55,063	48,638	245,855	294,493	(95,408)	199,085	2012-2015
Greensboro, NC	725	54,612	21,938	99,432	—	17,154	21,938	116,586	138,524	(35,754)	102,770	2013-2022
Greenville, SC	768	75,483	22,206	114,659	—	20,138	22,206	134,797	157,003	(37,702)	119,301	2013-2022
Houston, TX	2,402	153,790	53,751	305,506	—	68,287	53,751	373,793	427,544	(122,449)	305,095	2012-2022
Indianapolis, IN	2,848	306,275	82,186	328,244	—	84,670	82,186	412,914	495,100	(140,835)	354,265	2012-2023
Inland Empire, CA	18	—	1,898	2,077	—	389	1,898	2,466	4,364	(761)	3,603	2014-2016
Jacksonville, FL	3,101	63,391	106,155	469,923	—	100,003	106,155	569,926	676,081	(124,198)	551,883	2012-2023
Knoxville, TN	446	17,986	16,169	81,052	—	10,881	16,169	91,933	108,102	(24,752)	83,350	2013-2022
Las Vegas, NV	2,169	22,670	118,208	390,152	—	110,391	118,208	500,543	618,751	(78,738)	540,013	2011-2023
Memphis, TN	664	17,584	23,512	86,939	—	18,471	23,512	105,410	128,922	(30,024)	98,898	2013-2022
Miami, FL	170	3,492	2,020	19,826	—	5,141	2,020	24,967	26,987	(9,641)	17,346	2013-2015
Milwaukee, WI	75	—	4,539	13,156	—	1,828	4,539	14,984	19,523	(5,824)	13,699	2013
Nashville, TN	3,319	237,583	142,238	565,854	—	114,887	142,238	680,741	822,979	(165,931)	657,048	2012-2023
Orlando, FL	1,999	47,924	73,787	298,240	—	65,601	73,787	363,841	437,628	(85,840)	351,788	2011-2023
Phoenix, AZ	3,364	57,803	158,926	470,640	—	88,945	158,926	559,585	718,511	(142,079)	576,432	2011-2023
Portland, OR	180	24,429	13,046	23,480	—	3,613	13,046	27,093	40,139	(8,084)	32,055	2013-2022
Raleigh, NC	2,179	228,752	78,688	306,021	—	49,611	78,688	355,632	434,320	(107,067)	327,253	2012-2023
Salt Lake City, UT	1,901	163,274	120,559	379,278	—	79,218	120,559	458,496	579,055	(103,579)	475,476	2012-2023
San Antonio, TX	1,263	61,996	38,006	171,360	—	39,795	38,006	211,155	249,161	(51,918)	197,243	2012-2022
Savannah/Hilton Head, SC	1,051	42,985	39,260	157,926	—	24,789	39,260	182,715	221,975	(41,690)	180,285	2013-2023
Seattle, WA	1,161	28,919	93,654	259,368	—	30,728	93,654	290,096	383,750	(54,067)	329,683	2012-2023
Tampa, FL	2,901	47,358	112,611	473,276	—	87,686	112,611	560,962	673,573	(130,034)	543,539	2012-2023
Tucson, AZ	642	12,523	22,029	102,612	—	20,904	22,029	123,516	145,545	(24,420)	121,125	2011-2023
Winston Salem, NC	843	44,754	21,269	104,807	—	18,331	21,269	123,138	144,407	(37,036)	107,371	2013-2022
Total Single-family properties in operation	58,470	3,219,958	2,234,301	8,818,029	—	1,833,359	2,234,301	10,651,388	12,885,689	(2,719,970)	10,165,719	2011-2023
Properties under development & development land	—	—	442,877	—	779,821	186,726	1,222,698	186,726	1,409,424	—	1,409,424
Total single-family properties and land held for sale	862	—	52,368	121,632	13,068	34,495	65,436	156,127	221,563	(39,481)	182,082	2011-2022
Total real estate assets	59,332	$3,219,958	$2,729,546	$8,939,661	$792,889	$2,054,580	$3,522,435	$10,994,241	$14,516,676	$(2,759,451)	$11,757,225	2011-2023
(1)The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was $14.5 billion as of December 31, 2023.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023 (continued)

Change in Total Real Estate Assets for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2023	2022	2021
Balance, beginning of period	$12,325,124	$11,320,426	$9,999,821
Acquisitions and building improvements	871,828	1,325,231	1,426,921
Dispositions	(313,029)	(186,498)	(95,997)
Write-offs	(37,446)	(36,614)	(23,916)
Impairment	(1,908)	(2,499)	(131)
Reclassifications to single-family properties and land held for sale, net of dispositions	41,120	(94,922)	13,728
Balance, end of period	$12,885,689	$12,325,124	$11,320,426

Change in Accumulated Depreciation for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2023	2022	2021
Balance, beginning of period	$(2,386,452)	$(2,072,933)	$(1,754,433)
Depreciation (1)	(436,143)	(410,413)	(357,797)
Dispositions	68,389	37,453	14,990
Write-offs	37,446	36,614	23,916
Reclassifications to single-family properties and land held for sale, net of dispositions	(3,210)	22,827	391
Balance, end of period	$(2,719,970)	$(2,386,452)	$(2,072,933)
(1)Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from three to thirty years.