Form 10-Q
period 2024-03-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2024-05-03
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
    American Homes 4 Rent ☐ Yes ☒ No                American Homes 4 Rent, L.P. ☐ Yes ☒ No
There were 365,686,971 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on May 1, 2024.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of March 31, 2024 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

These and other important factors, including those discussed or incorporated by reference under Part II, “Item 1A. Risk Factors,” Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Single-family properties:
Land	$2,248,041	$2,234,301
Buildings and improvements	10,775,882	10,651,388
Single-family properties in operation	13,023,923	12,885,689
Less: accumulated depreciation	(2,806,637)	(2,719,970)
Single-family properties in operation, net	10,217,286	10,165,719
Single-family properties under development and development land	1,359,339	1,409,424
Single-family properties and land held for sale, net	229,431	182,082
Total real estate assets, net	11,806,056	11,757,225
Cash and cash equivalents	124,826	59,385
Restricted cash	158,465	162,476
Rent and other receivables	44,752	42,823
Escrow deposits, prepaid expenses and other assets	392,147	406,138
Investments in unconsolidated joint ventures	114,567	114,198
Asset-backed securitization certificates	—	25,666
Goodwill	120,279	120,279
Total assets	$12,761,092	$12,688,190

Liabilities
Revolving credit facility	$—	$90,000
Asset-backed securitizations, net	1,407,380	1,871,421
Unsecured senior notes, net	3,095,733	2,500,226
Accounts payable and accrued expenses	553,248	573,660
Total liabilities	5,056,361	5,035,307

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 365,686,971 and 364,296,431 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	3,657	3,643
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2024 and December 31, 2023)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at March 31, 2024 and December 31, 2023)	92	92
Additional paid-in capital	7,394,461	7,357,848
Accumulated deficit	(381,508)	(394,908)
Accumulated other comprehensive income	721	843
Total shareholders’ equity	7,017,429	6,967,524
Noncontrolling interest	687,302	685,359
Total equity	7,704,731	7,652,883

Total liabilities and equity	$12,761,092	$12,688,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Rents and other single-family property revenues	$423,555	$397,703

Expenses:
Property operating expenses	155,927	147,068
Property management expenses	31,402	30,800
General and administrative expense	21,885	17,855
Interest expense	38,577	35,882
Acquisition and other transaction costs	3,324	5,076
Depreciation and amortization	115,726	112,717
Total expenses	366,841	349,398

Gain on sale and impairment of single-family properties and other, net	68,901	84,659
Loss on early extinguishment of debt	(954)	—
Other income and expense, net	3,434	4,735

Net income	128,095	137,699

Noncontrolling interest	15,320	16,748
Dividends on preferred shares	3,486	3,486

Net income attributable to common shareholders	$109,289	$117,465

Weighted-average common shares outstanding:
Basic	366,513,257	360,353,124
Diluted	366,972,293	360,674,370

Net income attributable to common shareholders per share:
Basic	$0.30	$0.33
Diluted	$0.30	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$128,095	$137,699
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(141)	(141)
Other comprehensive loss	(141)	(141)
Comprehensive income	127,954	137,558
Comprehensive income attributable to noncontrolling interests	15,301	16,727
Dividends on preferred shares	3,486	3,486
Comprehensive income attributable to common shareholders	$109,167	$117,345

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2023	364,296,431	$3,643	635,075	$6	9,200,000	$92	$7,357,848	$(394,908)	$843	$6,967,524	$685,359	$7,652,883
Share-based compensation	—	—	—	—	—	—	9,925	—	—	9,925	—	9,925
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	457,794	5	—	—	—	—	(6,518)	—	—	(6,513)	—	(6,513)
Issuance of Class A common shares, net of offering costs of $34	932,746	9	—	—	—	—	33,206	—	—	33,215	—	33,215
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(13,358)	(13,358)
Common shares ($0.26 per share)	—	—	—	—	—	—	—	(95,889)	—	(95,889)	—	(95,889)
Net income	—	—	—	—	—	—	—	112,775	—	112,775	15,320	128,095
Total other comprehensive loss	—	—	—	—	—	—	—	—	(122)	(122)	(19)	(141)
Balances at March 31, 2024	365,686,971	$3,657	635,075	$6	9,200,000	$92	$7,394,461	$(381,508)	$721	$7,017,429	$687,302	$7,704,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$128,095	$137,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,726	112,717
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	3,056	3,043
Noncash share-based compensation	9,925	5,824
Loss on early extinguishment of debt	954	—
Equity in net loss (income) of unconsolidated joint ventures	884	(1,340)
Gain on sale and impairment of single-family properties and other, net	(68,901)	(84,659)
Other changes in operating assets and liabilities:
Rent and other receivables	(1,929)	(1,672)
Prepaid expenses and other assets	(7,325)	4,309
Deferred leasing costs	(795)	(808)
Accounts payable and accrued expenses	22,918	23,926
Amounts due from related parties	(828)	1,428
Net cash provided by operating activities	201,780	200,467

Investing activities
Cash paid for single-family properties	(4,483)	(2,923)
Change in escrow deposits for purchase of single-family properties	5,684	988
Net proceeds received from sales of single-family properties and other	156,102	184,510
Proceeds from notes receivable related to the sale of properties	130	24
Investment in unconsolidated joint ventures	(1,116)	—
Distributions from joint ventures	113	10,943
Renovations to single-family properties	(10,804)	(8,735)
Recurring and other capital expenditures for single-family properties	(23,804)	(31,705)
Cash paid for development activity	(209,477)	(213,598)
Proceeds from asset-backed securitization certificates	25,666	—
Other investing activities	(6,157)	(12,416)
Net cash used for investing activities	(68,146)	(72,912)

Financing activities
Proceeds from issuance of Class A common shares	33,249	298,372
Payments of Class A common share issuance costs	(34)	—
Proceeds from issuances under share-based compensation plans	1,423	31
Payments related to tax withholding for share-based compensation	(7,936)	(3,773)
Payments on asset-backed securitizations	(466,145)	(6,765)
Payments on revolving credit facility	(90,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	599,358	—
Payments related to liabilities to repurchase consolidated land not owned	(24,182)	—
Distributions to noncontrolling interests	(13,318)	(11,248)
Distributions to common shareholders	(95,914)	(79,831)
Distributions to preferred shareholders	(3,486)	(3,486)
Deferred financing costs paid	(5,219)	—
Net cash (used for) provided by financing activities	(72,204)	63,300

Net increase in cash, cash equivalents and restricted cash	61,430	190,855
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	221,861	217,960
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$283,291	$408,815

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(38,389)	$(39,770)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$75,819	$71,110
Transfers of completed homebuilding deliveries to properties	185,123	108,792
Property and land contributions to unconsolidated joint ventures	—	(11,609)
Accrued distributions to affiliates	1,223	551
Accrued distributions to non-affiliates	164	128

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Single-family properties:
Land	$2,248,041	$2,234,301
Buildings and improvements	10,775,882	10,651,388
Single-family properties in operation	13,023,923	12,885,689
Less: accumulated depreciation	(2,806,637)	(2,719,970)
Single-family properties in operation, net	10,217,286	10,165,719
Single-family properties under development and development land	1,359,339	1,409,424
Single-family properties and land held for sale, net	229,431	182,082
Total real estate assets, net	11,806,056	11,757,225
Cash and cash equivalents	124,826	59,385
Restricted cash	158,465	162,476
Rent and other receivables	44,752	42,823
Escrow deposits, prepaid expenses and other assets	392,147	406,138
Investments in unconsolidated joint ventures	114,567	114,198
Amounts due from affiliates	—	25,666
Goodwill	120,279	120,279
Total assets	$12,761,092	$12,688,190

Liabilities
Revolving credit facility	$—	$90,000
Asset-backed securitizations, net	1,407,380	1,871,421
Unsecured senior notes, net	3,095,733	2,500,226
Accounts payable and accrued expenses	553,248	573,660
Total liabilities	5,056,361	5,035,307

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (366,322,046 and 364,931,506 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	6,794,868	6,744,841
Preferred units (9,200,000 units issued and outstanding at March 31, 2024 and December 31, 2023)	221,840	221,840
Limited partner:
Common units (51,376,980 units issued and outstanding at March 31, 2024 and December 31, 2023)	687,202	685,240
Accumulated other comprehensive income	821	962
Total capital	7,704,731	7,652,883

Total liabilities and capital	$12,761,092	$12,688,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Rents and other single-family property revenues	$423,555	$397,703

Expenses:
Property operating expenses	155,927	147,068
Property management expenses	31,402	30,800
General and administrative expense	21,885	17,855
Interest expense	38,577	35,882
Acquisition and other transaction costs	3,324	5,076
Depreciation and amortization	115,726	112,717
Total expenses	366,841	349,398

Gain on sale and impairment of single-family properties and other, net	68,901	84,659
Loss on early extinguishment of debt	(954)	—
Other income and expense, net	3,434	4,735

Net income	128,095	137,699

Preferred distributions	3,486	3,486

Net income attributable to common unitholders	$124,609	$134,213

Weighted-average common units outstanding:
Basic	417,890,237	411,730,104
Diluted	418,349,273	412,051,350

Net income attributable to common unitholders per unit:
Basic	$0.30	$0.33
Diluted	$0.30	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$128,095	$137,699
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(141)	(141)
Other comprehensive loss	(141)	(141)
Comprehensive income	127,954	137,558
Preferred distributions	3,486	3,486
Comprehensive income attributable to common unitholders	$124,468	$134,072

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2023	364,931,506	$6,744,841	$221,840	51,376,980	$685,240	$962	$7,652,883
Share-based compensation	—	9,925	—	—	—	—	9,925
Common units issued under share-based compensation plans, net of units withheld for employee taxes	457,794	(6,513)	—	—	—	—	(6,513)
Issuance of Class A common units, net of offering costs of $34	932,746	33,215	—	—	—	—	33,215
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.26 per unit)	—	(95,889)	—	—	(13,358)	—	(109,247)
Net income	—	109,289	3,486	—	15,320	—	128,095
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at March 31, 2024	366,322,046	$6,794,868	$221,840	51,376,980	$687,202	$821	$7,704,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$128,095	$137,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,726	112,717
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	3,056	3,043
Noncash share-based compensation	9,925	5,824
Loss on early extinguishment of debt	954	—
Equity in net loss (income) of unconsolidated joint ventures	884	(1,340)
Gain on sale and impairment of single-family properties and other, net	(68,901)	(84,659)
Other changes in operating assets and liabilities:
Rent and other receivables	(1,929)	(1,672)
Prepaid expenses and other assets	(7,325)	4,309
Deferred leasing costs	(795)	(808)
Accounts payable and accrued expenses	22,918	23,926
Amounts due from related parties	(828)	1,428
Net cash provided by operating activities	201,780	200,467

Investing activities
Cash paid for single-family properties	(4,483)	(2,923)
Change in escrow deposits for purchase of single-family properties	5,684	988
Net proceeds received from sales of single-family properties and other	156,102	184,510
Proceeds from notes receivable related to the sale of properties	130	24
Investment in unconsolidated joint ventures	(1,116)	—
Distributions from joint ventures	113	10,943
Renovations to single-family properties	(10,804)	(8,735)
Recurring and other capital expenditures for single-family properties	(23,804)	(31,705)
Cash paid for development activity	(209,477)	(213,598)
Proceeds from repayment of loan from affiliate	25,666	—
Other investing activities	(6,157)	(12,416)
Net cash used for investing activities	(68,146)	(72,912)

Financing activities
Proceeds from issuance of Class A common units	33,249	298,372
Payments of Class A common unit issuance costs	(34)	—
Proceeds from issuances under share-based compensation plans	1,423	31
Payments related to tax withholding for share-based compensation	(7,936)	(3,773)
Payments on asset-backed securitizations	(466,145)	(6,765)
Payments on revolving credit facility	(90,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	599,358	—
Payments related to liabilities to repurchase consolidated land not owned	(24,182)	—
Distributions to common unitholders	(109,232)	(91,079)
Distributions to preferred unitholders	(3,486)	(3,486)
Deferred financing costs paid	(5,219)	—
Net cash (used for) provided by financing activities	(72,204)	63,300

Net increase in cash, cash equivalents and restricted cash	61,430	190,855
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	221,861	217,960
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$283,291	$408,815

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(38,389)	$(39,770)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$75,819	$71,110
Transfers of completed homebuilding deliveries to properties	185,123	108,792
Property and land contributions to unconsolidated joint ventures	—	(11,609)
Accrued distributions to affiliates	1,223	551
Accrued distributions to non-affiliates	164	128

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of March 31, 2024, the Company held 59,343 single-family properties in 21 states, including 728 properties classified as held for sale.

AMH is the general partner of, and as of March 31, 2024 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership was $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH in connection with the Operating Partnership’s AMH 2014-SFR2 securitization debt offering. The asset-backed securitization certificates were recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership prior to the Operating Partnership’s payoff of the AMH 2014-SFR2 securitization during the three months ended March 31, 2024 (see Note 8. Debt). AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The operating results for interim periods are not necessarily indicative of results for other interim periods or the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the carrying value of the investments in these venture capital funds was $12.7 million and $13.0 million, respectively, and the Company’s maximum exposure to loss was $15.4 million and $15.6 million, respectively, which includes all future capital funding requirements.

The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of both March 31, 2024 and December 31, 2023, the carrying value of the deposits with land banking entities and the Company’s maximum exposure to loss was $15.7 million.

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU will require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will also be required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented unless it is impracticable to do so. The Company is currently assessing the impact of the guidance on its financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	March 31,		December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$124,826	$255,559	$59,385	$69,155
Restricted cash	158,465	153,256	162,476	148,805
Total cash, cash equivalents and restricted cash	$283,291	$408,815	$221,861	$217,960

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Occupied single-family properties	$9,722,674	$9,595,421
Single-family properties leased, not yet occupied	89,206	54,481
Single-family properties in turnover process	275,613	370,856
Single-family properties recently renovated or developed	128,177	140,962
Single-family properties newly acquired and under renovation	1,616	3,999
Single-family properties in operation, net	10,217,286	10,165,719
Development land	531,641	563,718
Single-family properties under development	827,698	845,706
Single-family properties and land held for sale, net	229,431	182,082
Total real estate assets, net	$11,806,056	$11,757,225

Depreciation expense related to single-family properties was $110.3 million and $107.8 million for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company disposed of single-family properties and land for aggregate net proceeds of $156.1 million and $184.5 million, respectively, which resulted in an aggregate net gain on sale of $69.8 million and $85.7 million, respectively, as a result of submarket analysis, as well as individual asset-level review.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $57.3 million and $55.4 million for the three months ended March 31, 2024 and 2023, respectively. Variable lease payments for fees from single-family properties were $8.0 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of March 31, 2024 (amounts in thousands):

March 31, 2024
Remaining 2024	$662,763
2025	100,114
2026	4,636
2027	54
2028	54
Thereafter	14
Total	$767,635

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Escrow deposits, prepaid expenses and other	$140,011	$136,640
Consolidated land not owned	130,604	147,330
Commercial real estate, software, vehicles and FF&E, net	97,882	96,862
Operating lease right-of-use assets	15,748	16,623
Deferred costs and other intangibles, net	6,977	7,630
Notes receivable, net	925	1,053
Total	$392,147	$406,138

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $4.6 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Deferred leasing costs	$2,817	$2,865
Deferred financing costs	22,491	22,491
	25,308	25,356
Less: accumulated amortization	(18,331)	(17,726)
Total	$6,977	$7,630

Amortization expense related to deferred leasing costs was $0.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.7 million for both the three months ended March 31, 2024 and 2023 and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2024 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2024	$1,293	$2,051	$3,344
2025	127	2,722	2,849
2026	—	784	784
Total	$1,420	$5,557	$6,977

Note 7. Investments in Unconsolidated Joint Ventures

As of March 31, 2024, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

The Company entered into a joint venture with (i) the Alaska Permanent Fund Corporation (the “Alaska JV”) during the second quarter of 2014 to invest in homes acquired through traditional acquisition channels, (ii) another leading institutional investor (the “Institutional Investor JV”) during the third quarter of 2018 to invest in newly constructed single-family rental homes and (iii) institutional investors advised by J.P. Morgan Asset Management focused on constructing and operating newly built rental homes during the first quarter of 2020 (“J.P. Morgan JV I”) and third quarter of 2023 (“J.P. Morgan JV II”).

The following table summarizes our investments in unconsolidated joint ventures as of March 31, 2024 and December 31, 2023 (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at March 31, 2024	Completed Homes at March 31, 2024	Balances at March 31, 2024	Balances at December 31, 2023
Alaska JV	20%	216	$15,243	$14,973
Institutional Investor JV	20%	1,015	14,587	15,163
J.P. Morgan JV I	20%	1,773	75,304	75,735
J.P. Morgan JV II	20%	—	9,433	8,327
		3,004	$114,567	$114,198

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $3.0 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations. As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets.

During the first quarter of 2022, J.P. Morgan JV I entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.50% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of March 31, 2024, J.P. Morgan JV I’s loan had a $324.0 million outstanding principal balance.

During the third quarter of 2022, the Institutional Investor JV amended its existing loan agreement to increase borrowing capacity to $250.0 million. During the initial two-year term, the loan bears interest at SOFR plus a 2.40% margin and matures on July 1, 2024. The loan agreement provides for two one-year extension options that include additional fees and interest. As of March 31, 2024, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of March 31, 2024 and December 31, 2023 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2024	December 31, 2023
AMH 2014-SFR2 securitization	4.42%	N/A	$—	$461,498
AMH 2014-SFR3 securitization	4.40%	December 9, 2024	475,240	477,064
AMH 2015-SFR1 securitization (2)	4.14%	April 9, 2045	500,843	502,299
AMH 2015-SFR2 securitization (3)	4.36%	October 9, 2045	435,103	436,297
Total asset-backed securitizations			1,411,186	1,877,158
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes	5.50%	February 1, 2034	600,000	—
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (6)	6.34%	April 15, 2026	—	90,000
Total debt			4,561,186	4,517,158
Unamortized discounts on unsecured senior notes			(32,832)	(32,981)
Deferred financing costs, net (7)			(25,241)	(22,530)
Total debt per balance sheet			$4,503,113	$4,461,647
(1)Interest rates are rounded and as of March 31, 2024. Unless otherwise stated, interest rates are fixed percentages.
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
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods. The Company had approximately $2.7 million committed to outstanding letters of credit that reduced our borrowing capacity as of both March 31, 2024 and December 31, 2023. The revolving credit facility bears interest at SOFR, as adjusted for the Company’s SOFR spread, plus 0.90% as of March 31, 2024.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.7 million for both the three months ended March 31, 2024 and 2023 and is included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

During the first quarter of 2024, the Operating Partnership paid off the $460.6 million outstanding principal on the AMH 2014-SFR2 securitization, which resulted in $1.0 million of charges related to the write-off of unamortized deferred financing costs and related legal fees and included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2014-SFR2 securitization also resulted in the release of the 4,516 homes pledged as collateral and $10.3 million of cash restricted for lender requirements. The Company received $25.7 million from the payoff for its investment in the AMH 2014-SFR2 Class F asset-backed securitization certificates that were issued by the Operating Partnership and acquired by the Company in 2014 as part of the AMH 2014-SFR2 securitization debt offering. The Class F certificates were recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership prior to the payoff. See Note 14. Related Party Transactions.

Unsecured Senior Notes

During the first quarter of 2024, the Operating Partnership issued $600.0 million of 5.500% unsecured senior notes with a maturity date of February 1, 2034 (the “2034 Notes”), which carry a green bond designation and were issued under the Company’s green finance framework. Interest on the 2034 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2024. The Operating Partnership received aggregate net proceeds of $595.5 million from this offering, after underwriting fees of $3.9 million and a $0.6 million discount, and before offering costs of $1.3 million. Pending full allocation of an amount equal to the net proceeds to finance new or existing projects meeting the eligibility criteria described in the prospectus supplement related to the offering, the Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including the payoff of the AMH 2014-SFR2 securitization.

The 2034 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indenture requires that we maintain certain financial covenants. The Operating Partnership may redeem the 2034 Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2034 Notes are redeemed on or after November 1, 2033 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2034 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of March 31, 2024 (amounts in thousands):

Debt Maturities
Remaining 2024	$482,967
2025	10,302
2026	10,302
2027	10,302
2028	510,302
Thereafter	3,537,011
Total debt	$4,561,186

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Gross interest cost	$52,799	$48,970
Capitalized interest	(14,222)	(13,088)
Interest expense	$38,577	$35,882

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Resident security deposits	$122,120	$119,577
Accrued property taxes	99,858	59,015
Liability for consolidated land not owned	98,073	108,688
Accrued construction and maintenance liabilities	94,039	94,004
Accrued interest	37,150	40,017
Prepaid rent	31,715	30,320
Operating lease liabilities	17,394	18,288
Accounts payable	305	36,056
Other accrued liabilities	52,594	67,695
Total	$553,248	$573,660

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2024, the Company issued 932,746 Class A common shares under its 2023 At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. As of March 31, 2024, 3,732,429 shares have been issued under the 2023 At-the-Market Program and $864.3 million remained available for future share issuances.

During the first quarter of 2024, the Company entered into a forward sale agreement with the forward purchaser (the “March 2024 Forward Sale Agreement”), which is accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its 2023 At-the-Market Program at the request of the Company by the forward seller. The Company expects to physically settle the March 2024 Forward Sale Agreement by the delivery of the Class A common shares and receive proceeds by February 28, 2025, although the Company has the right to elect settlement prior to that time subject to certain conditions. Although the Company expects to physically settle, the March 2024 Forward Sale Agreement allows the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the March 2024 Forward Sale Agreement, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchaser in certain circumstances. The March 2024 Forward Sale Agreement is subject to early termination or settlement under certain circumstances. As of March 31, 2024, the Company has estimated net proceeds of approximately $108.6 million available from future settlement under the March 2024 Forward Sale Agreement, subject to adjustment in accordance with the forward sale transaction.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2024 and 2023, we did not repurchase and retire any of our Class A common shares or preferred shares. As of March 31, 2024, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

As of March 31, 2024 and December 31, 2023, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				March 31, 2024		December 31, 2023
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	March 31, 2024	March 31, 2023
Class A and Class B common shares	$0.26	$0.22
5.875% Series G perpetual preferred shares	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.2%, of the total 417,699,026 and 416,308,486 Class A units in the Operating Partnership as of March 31, 2024 and December 31, 2023, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1%, of the total 417,699,026 and 416,308,486 Class A units in the Operating Partnership as of March 31, 2024 and December 31, 2023, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the three months ended March 31, 2024 and 2023 generally vest over a three-year service period.

During the three months ended March 31, 2024, the Company announced that David P. Singelyn, the Company’s Chief Executive Officer, will retire effective December 31, 2024. In connection with Mr. Singelyn’s retirement, the Company and Mr. Singelyn entered into a Retirement and Award Agreement (the “Retirement Agreement”), which became effective February 21, 2024, pursuant to which Mr. Singelyn agreed to provide transition advisory services from his retirement until June 30, 2025 and the Company granted him 46,070 RSUs on February 21, 2024 which cliff vest on June 30, 2025 upon satisfaction of certain vesting conditions, including performance of his obligations under the Retirement Agreement. In addition, the Company granted Christopher C. Lau, the Company’s Chief Financial Officer, 143,968 RSUs on February 21, 2024 which cliff vest five years from the date of grant in connection with his appointment to the elevated role of Senior Executive Vice President.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the three months ended March 31, 2024 and 2023 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2024 through December 31, 2026 for PSUs granted during the three months ended March 31, 2024 and from January 1, 2023 through December 31, 2025 for PSUs granted during the three months ended March 31, 2023. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Options outstanding at beginning of period	522,675	730,550
Granted	—	—
Exercised	(88,375)	(1,875)
Forfeited	—	—
Options outstanding at end of period	434,300	728,675
Options exercisable at end of period	434,300	728,675

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
RSUs outstanding at beginning of period	1,090,522	1,024,722
Granted	633,523	447,364
Vested	(428,812)	(374,956)
Forfeited	(4,493)	(12,543)
RSUs outstanding at end of period	1,290,740	1,084,587

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
PSUs outstanding at beginning of period (1)	520,219	294,423
Granted (1)	254,157	227,033
Adjustment for performance achievement (2)	75,109	—
Vested	(167,428)	—
Forfeited (1)	—	(693)
PSUs outstanding at end of period (1)	682,057	520,763
(1)Represents target shares at grant date.
(2)Represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance period ended December 31, 2023, which was determined and settled during the three months ended March 31, 2024.

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	For the Three Months Ended March 31,
	2024	2023
Expected term (years)	3.0	3.0
Dividend yield	2.44%	2.09%
Estimated volatility (1)	23.83%	27.45%
Risk-free interest rate	4.19%	4.16%
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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
General and administrative expense	$6,839	$3,743
Property management expenses	1,444	1,066
Acquisition and other transaction costs	1,642	1,015
Total noncash share-based compensation expense	$9,925	$5,824

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three months ended March 31, 2024 and 2023 (amounts in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$128,095	$137,699
Less:
Noncontrolling interest	15,320	16,748
Dividends on preferred shares	3,486	3,486
Allocation to participating securities (1)	379	328
Numerator for income per common share–basic and diluted	$108,910	$117,137

Denominator:
Weighted-average common shares outstanding–basic	366,513,257	360,353,124
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	459,036	321,246
Weighted-average common shares outstanding–diluted (3)	366,972,293	360,674,370

Net income per common share:
Basic	$0.30	$0.33
Diluted	$0.30	$0.32
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three months ended March 31, 2024 and 2023 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three months ended March 31, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three months ended March 31, 2024 and 2023 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$128,095	$137,699
Less:
Preferred distributions	3,486	3,486
Allocation to participating securities (1)	379	328
Numerator for income per common unit–basic and diluted	$124,230	$133,885

Denominator:
Weighted-average common units outstanding–basic	417,890,237	411,730,104
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	459,036	321,246
Weighted-average common units outstanding–diluted	418,349,273	412,051,350

Net income per common unit:
Basic	$0.30	$0.33
Diluted	$0.30	$0.32
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three months ended March 31, 2024 and 2023 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three months ended March 31, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2014-SFR2 securitization	$—	$—	$460,507	$463,237
AMH 2014-SFR3 securitization	474,351	477,149	475,854	478,833
AMH 2015-SFR1 securitization	499,594	502,352	500,713	503,668
AMH 2015-SFR2 securitization	433,435	436,712	434,347	437,508
Total asset-backed securitizations	1,407,380	1,416,213	1,871,421	1,883,246
2028 unsecured senior notes, net	496,943	480,425	496,745	486,875
2029 unsecured senior notes, net	397,248	392,600	397,107	396,956
2031 unsecured senior notes, net	442,431	366,399	442,172	371,817
2032 unsecured senior notes, net	584,018	527,580	583,521	539,304
2034 unsecured senior notes, net	594,239	596,826	—	—
2051 unsecured senior notes, net	291,575	200,355	291,498	207,264
2052 unsecured senior notes, net	289,279	235,491	289,183	244,275
Total unsecured senior notes, net	3,095,733	2,799,676	2,500,226	2,246,491
Revolving credit facility	—	—	90,000	90,000
Total debt	$4,503,113	$4,215,889	$4,461,647	$4,219,737

Note 14. Related Party Transactions

As of both March 31, 2024 and December 31, 2023, affiliates owned approximately 12.5% of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of March 31, 2024 and December 31, 2023) an approximate 23.2% and 23.3% interest as of March 31, 2024 and December 31, 2023, respectively.

As of December 31, 2023, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AMH, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets. During the three months ended March 31, 2024, the Operating Partnership paid off the outstanding principal on the AMH 2014-SFR2 securitization which resulted in the settlement of the receivable from affiliates. See Note 8. Debt.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of March 31, 2024, the Company had commitments to acquire 9 single-family properties through our National Builder Program for an aggregate purchase price of $2.1 million, as well as $66.0 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of March 31, 2024, the Company had sales in escrow for approximately 192 of our single-family properties and 168 of our land lots for an aggregate selling price of $76.1 million.

As of March 31, 2024, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $220.4 million.

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

Note 16. Subsequent Events

Subsequent Acquisitions

From April 1, 2024 through April 26, 2024, the Company added 221 newly constructed properties to its portfolio through its AMH Development Program for a total cost of approximately $84.8 million.

Subsequent Dispositions

From April 1, 2024 through April 26, 2024, the Company disposed of 145 properties for aggregate net proceeds of approximately $45.7 million.

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

As of March 31, 2024, we owned 59,343 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 21 states, including 728 properties held for sale, compared to 59,332 single-family properties in 21 states, including 862 properties held for sale, as of December 31, 2023 and 58,639 single-family properties in 21 states, including 903 properties held for sale, as of March 31, 2023. As of March 31, 2024, 56,362 of our total properties (excluding properties held for sale) were occupied, compared to 55,768 of our total properties (excluding properties held for sale) as of December 31, 2023 and 56,049 of our total properties (excluding properties held for sale) as of March 31, 2023. Also, as of March 31, 2024, the Company had an additional 3,004 properties held in unconsolidated joint ventures, compared to 2,978 properties held in unconsolidated joint ventures as of December 31, 2023 and 2,688 properties held in unconsolidated joint ventures as of March 31, 2023. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of March 31, 2024:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,884	10.0%	$1,328.8	10.2%	$225,826	2,176	17.4	2016
Charlotte, NC	4,115	7.0%	912.6	7.0%	221,776	2,112	17.8	2015
Dallas-Fort Worth, TX	4,016	6.9%	706.1	5.4%	175,820	2,095	19.7	2014
Phoenix, AZ	3,351	5.7%	720.3	5.5%	214,956	1,841	19.4	2016
Nashville, TN	3,334	5.7%	832.8	6.4%	249,780	2,119	16.2	2016
Jacksonville, FL	3,138	5.4%	690.9	5.3%	220,172	1,927	14.4	2016
Tampa, FL	2,913	5.0%	681.9	5.2%	234,098	1,947	15.2	2016
Indianapolis, IN	2,840	4.8%	495.0	3.8%	174,289	1,927	21.1	2014
Houston, TX	2,376	4.1%	424.1	3.3%	178,485	2,083	18.3	2014
Las Vegas, NV	2,271	3.9%	661.1	5.1%	291,088	1,946	11.3	2017
Raleigh, NC	2,193	3.7%	438.4	3.4%	199,917	1,888	17.8	2015
Columbus, OH	2,151	3.7%	422.3	3.2%	196,305	1,881	21.3	2015
Cincinnati, OH	2,122	3.6%	419.0	3.2%	197,469	1,843	21.2	2014
Orlando, FL	2,015	3.4%	448.1	3.4%	222,387	1,912	18.1	2016
Salt Lake City, UT	1,902	3.2%	581.2	4.5%	305,553	2,245	17.4	2016
Charleston, SC	1,554	2.7%	360.0	2.8%	231,643	1,964	13.0	2017
Greater Chicago area, IL and IN	1,535	2.6%	293.9	2.3%	191,497	1,865	22.6	2013
San Antonio, TX	1,243	2.1%	246.2	1.9%	198,093	1,918	15.1	2015
Savannah/Hilton Head, SC	1,050	1.8%	222.3	1.7%	211,689	1,888	15.4	2016
Seattle, WA (2)	1,034	1.8%	344.7	2.6%	333,388	2,009	13.9	2017
All Other (3)	7,578	12.9%	1,794.2	13.8%	236,764	1,915	17.9	2016
Total/Average	58,615	100.0%	$13,023.9	100.0%	$222,194	1,993	17.6	2015
(1)Excludes 728 single-family properties held for sale as of March 31, 2024.
(2)Reflects 139 properties reclassed from the Seattle, WA market to the Portland, OR market which is presented in the All Other grouping.
(3)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of March 31, 2024:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.8%	$2,182	12.0	6.0	5.5%
Charlotte, NC	95.5%	2,105	12.0	6.3	6.2%
Dallas-Fort Worth, TX	94.7%	2,218	12.1	6.1	6.4%
Phoenix, AZ	94.3%	2,081	12.0	6.5	5.1%
Nashville, TN	95.3%	2,276	12.0	5.9	5.6%
Jacksonville, FL	94.2%	2,115	12.0	6.2	5.4%
Tampa, FL	94.2%	2,337	12.0	6.4	6.7%
Indianapolis, IN	97.8%	1,809	12.1	5.8	5.9%
Houston, TX	96.6%	1,989	12.0	6.4	5.3%
Las Vegas, NV	92.7%	2,222	12.0	6.1	4.0%
Raleigh, NC	95.5%	1,973	12.0	5.9	5.9%
Columbus, OH	96.6%	2,110	12.0	6.1	6.0%
Cincinnati, OH	97.3%	2,059	12.0	6.0	5.3%
Orlando, FL	95.5%	2,279	12.0	5.9	7.1%
Salt Lake City, UT	96.7%	2,380	12.0	5.7	3.8%
Charleston, SC	93.8%	2,230	12.0	6.1	5.8%
Greater Chicago area, IL and IN	97.7%	2,349	12.0	5.9	6.0%
San Antonio, TX	93.4%	1,926	12.0	5.6	2.9%
Savannah/Hilton Head, SC	96.5%	2,137	12.0	6.5	8.5%
Seattle, WA (6)	94.6%	2,362	11.6	5.8	6.2%
All Other (7)	95.0%	2,185	12.0	6.0	5.3%
Total/Average	95.3%	$2,156	12.0	6.1	5.7%
(1)Excludes 728 single-family properties held for sale as of March 31, 2024.
(2)For the three months ended March 31, 2024, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended March 31, 2024, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended March 31, 2024, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
(6)Reflects 139 properties reclassed from the Seattle, WA market to the Portland, OR market which is presented in the All Other grouping.
(7)Represents 15 markets in 13 states.

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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, competition for our target assets and our available capital. We are also focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. We have strategically scaled back acquisitions of single-family properties through our National Builder Program and traditional acquisition channel as the housing market adjusts to the current macroeconomic environment. We anticipate beginning to grow in these acquisition channels when the housing and capital markets stabilize. During the three months ended March 31, 2024, we developed or acquired 482 homes, including 441 newly constructed homes delivered to our operating portfolio through our AMH Development Program, 22 newly constructed homes to be disposed and 19 homes acquired through our National Builder Program, partially offset by 471 homes sold to third parties. During the three months ended March 31, 2024, we also developed an additional 28 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 469 total program deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on submarket analysis, as well as individual asset-level review. As of March 31, 2024 and December 31, 2023, there were 728 and 862 properties, respectively, as well as certain land lots classified as held for sale. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 5.9% for the three months ended March 31, 2024, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 6.6% and 6.4% during the three months ended March 31, 2024 and 2023, respectively.

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

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expenses, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. In addition, we continue to make corporate level investments to support certain initiatives which will impact expenses based on given investment programs during the year. Also included in general and administrative expense is noncash share-based compensation expense related to corporate administrative employees.

Results of Operations

Net income totaled $128.1 million for the three months ended March 31, 2024, compared to $137.7 million for the three months ended March 31, 2023. The decrease was primarily due to lower net gains on property sales, partially offset by higher rental rates.

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

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$423,555	$397,703
Tenant charge-backs	(57,337)	(55,395)
Core revenues	366,218	342,308
Less: Non-Same-Home core revenues	(32,119)	(24,903)
Same-Home core revenues	$334,099	$317,405

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$155,927	$147,068
Property management expenses	31,402	30,800
Noncash share-based compensation - property management	(1,444)	(1,066)
Expenses reimbursed by tenant charge-backs	(57,337)	(55,395)
Core property operating expenses	128,548	121,407
Less: Non-Same-Home core property operating expenses	(13,793)	(13,016)
Same-Home core property operating expenses	$114,755	$108,391

Core NOI and Same-Home Core NOI
Net income	$128,095	$137,699
Loss on early extinguishment of debt	954	—
Gain on sale and impairment of single-family properties and other, net	(68,901)	(84,659)
Depreciation and amortization	115,726	112,717
Acquisition and other transaction costs	3,324	5,076
Noncash share-based compensation - property management	1,444	1,066
Interest expense	38,577	35,882
General and administrative expense	21,885	17,855
Other income and expense, net	(3,434)	(4,735)
Core NOI	237,670	220,901
Less: Non-Same-Home Core NOI	(18,326)	(11,887)
Same-Home Core NOI	$219,344	$209,014

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended March 31, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$330,000		$32,049		$362,049
Fees from single-family properties	7,214		787		8,001
Bad debt	(3,115)		(717)		(3,832)
Core revenues	334,099		32,119		366,218

Property tax expense	58,417	17.5%	6,171	19.2%	64,588	17.6%
HOA fees, net (2)	5,781	1.7%	533	1.7%	6,314	1.7%
R&M and turnover costs, net (2)	21,858	6.5%	2,988	9.3%	24,846	6.8%
Insurance	4,265	1.3%	512	1.6%	4,777	1.3%
Property management expenses, net (3)	24,434	7.3%	3,589	11.1%	28,023	7.7%
Core property operating expenses	114,755	34.3%	13,793	42.9%	128,548	35.1%

Core NOI	$219,344	65.7%	$18,326	57.1%	$237,670	64.9%

	For the Three Months Ended March 31, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$314,786		$25,428		$340,214
Fees from single-family properties	6,671		769		7,440
Bad debt	(4,052)		(1,294)		(5,346)
Core revenues	317,405		24,903		342,308

Property tax expense	54,221	17.1%	5,664	22.7%	59,885	17.6%
HOA fees, net (2)	5,476	1.7%	505	2.0%	5,981	1.7%
R&M and turnover costs, net (2)	20,456	6.4%	3,160	12.7%	23,616	6.9%
Insurance	3,589	1.1%	342	1.4%	3,931	1.1%
Property management expenses, net (3)	24,649	7.8%	3,345	13.5%	27,994	8.2%
Core property operating expenses	108,391	34.1%	13,016	52.3%	121,407	35.5%

Core NOI	$209,014	65.9%	$11,887	47.7%	$220,901	64.5%
(1)Includes 53,250 properties that have been stabilized longer than 90 days prior to January 1, 2023.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 6.5% to $423.6 million for the three months ended March 31, 2024 from $397.7 million for the three months ended March 31, 2023. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 6.0% to $155.9 million for the three months ended March 31, 2024 from $147.1 million for the three months ended March 31, 2023. This increase was primarily attributable to increased property tax expense from anticipated 2024 property tax assessments and inflationary increases in R&M and turnover costs and insurance costs.

Property Management Expenses

Property management expenses for the three months ended March 31, 2024 and 2023 were $31.4 million and $30.8 million, respectively, which included $1.4 million and $1.1 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in noncash share-based compensation expense and other inflationary increases.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 5.3% to $334.1 million for the three months ended March 31, 2024 from $317.4 million for the three months ended March 31, 2023. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 5.9% to $2,147 per month for the three months ended March 31, 2024 compared to $2,027 per month for the three months ended March 31, 2023, partially offset by a decrease in Average Occupied Days Percentage, which was 96.2% for the three months ended March 31, 2024 compared to 97.2% for the three months ended March 31, 2023.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 5.9% to $114.8 million for the three months ended March 31, 2024 from $108.4 million for the three months ended March 31, 2023 primarily driven by increased property tax expense from anticipated 2024 property tax assessments and inflationary increases in R&M and turnover costs, net and insurance costs.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended March 31, 2024 and 2023 was $21.9 million and $17.9 million, respectively, which included $6.8 million and $3.7 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense as well as an increase in personnel related expenses.

Interest Expense

Interest expense increased 7.5% to $38.6 million for the three months ended March 31, 2024 from $35.9 million for the three months ended March 31, 2023. The increase was primarily due to additional interest from the issuance of the 2034 Notes (defined below), partially offset by lower interest expense resulting from the payoff of the AMH 2014-SFR2 securitization in February 2024 and additional capitalized interest from development activities under our AMH Development Program during the three months ended March 31, 2024.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended March 31, 2024 and 2023 were $3.3 million and $5.1 million, respectively, which included $1.6 million and $1.0 million, respectively, of noncash share-based compensation expense related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in personnel costs as a result of fewer planned transactions through our traditional acquisition channel during the three months ended March 31, 2024.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 2.7% to $115.7 million for the three months ended March 31, 2024 from $112.7 million for the three months ended March 31, 2023 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended March 31, 2024 and 2023 was $68.9 million and $84.7 million, respectively, which included $0.9 million and $0.4 million, respectively, of impairment charges related to homes classified as held for sale during each period. The decrease was primarily related to lower net gains on property sales resulting from fewer properties sold.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the three months ended March 31, 2024 was $1.0 million as a result of the payoff of the AMH 2014-SFR2 securitization in February 2024, compared to zero for the three months ended March 31, 2023.

Other Income and Expense, net

Other income and expense, net for the three months ended March 31, 2024 and 2023 was $3.4 million and $4.7 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report. There have been no material changes to these estimates during the three months ended March 31, 2024.

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

Our liquidity and capital resources as of March 31, 2024 included cash and cash equivalents of $124.8 million. Additionally, as of March 31, 2024, we had no outstanding borrowings and $2.7 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.25 billion of remaining borrowing capacity. During the three months ended March 31, 2024, the Company issued $600.0 million of 5.500% unsecured senior notes due 2034 (the “2034 Notes”), raising net proceeds of $595.5 million, and issued additional shares under its 2023 At-the-Market Program, raising $33.7 million in gross proceeds with $864.3 million remaining available for future share issuances as of March 31, 2024. As of March 31, 2024, the Company also had estimated net proceeds of $108.6 million available from future settlement of the March 2024 Forward Sale Agreement under its 2023 At-the-Market Program (described below). We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, the repayment of our AMH 2014-SFR3 asset-backed securitization, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. During the three months ended March 31, 2024, the Company repaid all amounts due under the AMH 2014-SFR2 securitization. Except as described in Note 8. Debt, Note 9. Accounts Payable and Accrued Expenses, Note 15. Commitments and Contingencies and Note 16. Subsequent Events to our condensed consolidated financial statements in this report, there have been no other material changes outside the ordinary course of business to our other known contractual obligations described in “Liquidity and Capital Resources” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$201,780	$200,467	$1,313
Net cash used for investing activities	(68,146)	(72,912)	4,766
Net cash (used for) provided by financing activities	(72,204)	63,300	(135,504)
Net increase in cash, cash equivalents and restricted cash	$61,430	$190,855	$(129,425)

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses and general and administrative expenses. Net cash provided by operating activities increased $1.3 million, or 0.7%, from $200.5 million for the three months ended March 31, 2023 to $201.8 million for the three months ended March 31, 2024 as a result of increased cash inflows generated from higher rental rates, partially offset by higher cash outflows for property related expenses as a result of inflationary increases as well as changes in working capital primarily related to the timing of payments for prepaid expenses and other assets.

Investing Activities

Our investing activities are most significantly impacted by the level of investment activity through traditional acquisition channels, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio. We have strategically scaled back acquisitions of single-family properties through our National Builder Program and traditional acquisition channel as the housing market adjusts to the current macroeconomic environment. We anticipate beginning to grow in these acquisition channels when the housing and capital markets stabilize. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future.

Net cash used for investing activities decreased $4.8 million, or 6.5%, from $72.9 million for the three months ended March 31, 2023 to $68.1 million for the three months ended March 31, 2024. Cash outflows for the addition of single-family properties to our portfolio, primarily for our AMH Development Program, decreased $7.3 million during the three months ended March 31, 2024 as a result of the timing of development-related payments and certain cash outflows to a land banking entity being recognized as a financing activity during the three months ended March 31, 2024. In addition, (i) we received $25.7 million in cash proceeds for our AMH 2014-SFR2 Class F asset-backed securitization certificates, (ii) cash outflows for recurring and other capital expenditures for single-family properties decreased $7.9 million and (iii) cash outflows for other investing activities decreased $6.3 million primarily due to a nonrecurring investment in a residential-focused proptech company during the three months ended March 31, 2023. These changes were partially offset by (i) a decrease of $28.4 million in net proceeds received from the sale of single-family properties and other as a result of a decreased volume of properties sold during the three months ended March 31, 2024, (ii) an $11.9 million net reduction in net cash inflows from unconsolidated joint ventures due to the timing of contributions and distributions to and from our unconsolidated joint ventures and (iii) a $2.1 million increase in cash outflows for renovations to single-family properties.

Financing Activities

Net cash used for financing activities was $72.2 million for the three months ended March 31, 2024 compared to net cash provided by financing activities of $63.3 million for the three months ended March 31, 2023. This $135.5 million change in financing activities was primarily due to (i) a $459.4 million increase in payments on asset-backed securitization resulting from the payoff of the AMH 2014-SFR2 securitization during the three months ended March 31, 2024, (ii) a $265.2 million reduction in proceeds from the issuance of Class A common shares, net of offering costs, (iii) $24.2 million of payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program during the three months ended March 31, 2024 and (iv) an $18.2 million increase in distributions paid to common share and unit holders resulting from an 18% increase in distributions paid per common share and unit. These changes were partially offset by (i) a $594.1 million increase in proceeds from unsecured senior notes, net of discount and deferred financing costs paid, from the issuance of the 2034 Notes during the three months ended March 31, 2024 and (ii) a $40.0 million reduction in net cash outflows to pay down our revolving credit facility.

Early Extinguishment of Debt

During the first quarter of 2024, the Operating Partnership paid off the $460.6 million outstanding principal on the AMH 2014-SFR2 securitization, which resulted in $1.0 million of charges related to the write-off of unamortized deferred financing costs and related legal fees and included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2014-SFR2 securitization also resulted in the release of the 4,516 homes pledged as collateral and $10.3 million of cash restricted for lender requirements. The Company received $25.7 million from the payoff for its investment in the AMH 2014-SFR2 Class F asset-backed securitization certificates that were issued by the Operating Partnership and acquired by the Company in 2014 as part of the AMH 2014-SFR2 securitization debt offering. The Class F certificates were recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership prior to the payoff.

Unsecured Senior Notes

During the first quarter of 2024, the Operating Partnership issued the 2034 Notes, which carry a green bond designation and were issued under the Company’s green finance framework. Interest on the 2034 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2024. The Operating Partnership received aggregate net proceeds of $595.5 million from this offering, after underwriting fees of $3.9 million and a $0.6 million discount, and before offering costs of $1.3 million. Pending full allocation of an amount equal to the net proceeds to finance new or existing projects meeting the eligibility criteria described in the prospectus supplement related to the offering, the Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including the payoff of the AMH 2014-SFR2 securitization.

The 2034 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indenture requires that we maintain certain financial covenants. The Operating Partnership may redeem the 2034 Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2034 Notes are redeemed on or after November 1, 2033 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2034 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2024, the Company issued 932,746 Class A common shares under its 2023 At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. As of March 31, 2024, 3,732,429 shares have been issued under the 2023 At-the-Market Program and $864.3 million remained available for future share issuances.

During the first quarter of 2024, the Company entered into a forward sale agreement with the forward purchaser (the “March 2024 Forward Sale Agreement”), which is accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its 2023 At-the-Market Program at the request of the Company by the forward seller. The Company expects to physically settle the March 2024 Forward Sale Agreement by the delivery of the Class A common shares and receive proceeds by February 28, 2025, although the Company has the right to elect settlement prior to that time subject to certain conditions. Although the Company expects to physically settle, the March 2024 Forward Sale Agreement allows the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the March 2024 Forward Sale Agreement, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchaser in certain circumstances. The March 2024 Forward Sale Agreement is subject to early termination or settlement under certain circumstances. As of March 31, 2024, the Company has estimated net proceeds of approximately $108.6 million available from future settlement under the March 2024 Forward Sale Agreement, subject to adjustment in accordance with the forward sale transaction.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2024 and 2023, we did not repurchase and retire any of our Class A common shares or preferred shares. As of March 31, 2024, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

During the three months ended March 31, 2024 and 2023, the Company distributed an aggregate $112.7 million and $94.6 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net income attributable to common shareholders	$109,289	$117,465
Adjustments:
Noncontrolling interests in the Operating Partnership	15,320	16,748
Gain on sale and impairment of single-family properties and other, net	(68,901)	(84,659)
Adjustments for unconsolidated joint ventures	1,597	510
Depreciation and amortization	115,726	112,717
Less: depreciation and amortization of non-real estate assets	(4,655)	(4,177)
FFO attributable to common share and unit holders (1)	$168,376	$158,604
Adjustments:
Acquisition, other transaction costs and other	3,324	5,076
Noncash share-based compensation - general and administrative	6,839	3,743
Noncash share-based compensation - property management	1,444	1,066
Loss on early extinguishment of debt	954	—
Core FFO attributable to common share and unit holders (1)	$180,937	$168,489
Recurring Capital Expenditures	(14,124)	(14,193)
Leasing costs	(795)	(808)
Adjusted FFO attributable to common share and unit holders (1)	$166,018	$153,488
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net income	$128,095	$137,699
Interest expense	38,577	35,882
Depreciation and amortization	115,726	112,717
EBITDA	$282,398	$286,298

Gain on sale and impairment of single-family properties and other, net	(68,901)	(84,659)
Adjustments for unconsolidated joint ventures	1,597	510
EBITDAre	$215,094	$202,149

Noncash share-based compensation - general and administrative	6,839	3,743
Noncash share-based compensation - property management	1,444	1,066
Acquisition, other transaction costs and other	3,324	5,076
Loss on early extinguishment of debt	954	—
Adjusted EBITDAre	$227,655	$212,034

Recurring Capital Expenditures	(14,124)	(14,193)
Leasing costs	(795)	(808)
Fully Adjusted EBITDAre	$212,736	$197,033

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the three months ended March 31, 2024, the Company paid down $90.0 million on its revolving credit facility, resulting in no outstanding variable rate debt as of March 31, 2024 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

Treasury lock agreements are used from time to time to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. We do not hold or issue these derivative contracts for trading or speculative purposes.

There have been no other material changes to our market risk from those disclosed in section Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Annual Report.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in the 2023 Annual Report in Part I, “Item 1A. Risk Factors” and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.15	Form of Global Note representing the 2034 Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 30, 2024.)

10.1 †	Form of Retirement and Award Agreement between American Homes 4 Rent and David P. Singelyn. Filed herewith.

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 3, 2024

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: May 3, 2024