Form 10-Q
period 2024-06-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2024-08-02
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
There were 365,864,110 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on July 31, 2024.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of June 30, 2024 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Single-family properties:
Land	$2,263,275	$2,234,301
Buildings and improvements	10,928,442	10,651,388
Single-family properties in operation	13,191,717	12,885,689
Less: accumulated depreciation	(2,896,586)	(2,719,970)
Single-family properties in operation, net	10,295,131	10,165,719
Single-family properties under development and development land	1,228,534	1,409,424
Single-family properties and land held for sale, net	201,930	182,082
Total real estate assets, net	11,725,595	11,757,225
Cash and cash equivalents	718,380	59,385
Restricted cash	163,266	162,476
Rent and other receivables	43,456	42,823
Escrow deposits, prepaid expenses and other assets	382,836	406,138
Investments in unconsolidated joint ventures	150,128	114,198
Asset-backed securitization certificates	—	25,666
Goodwill	120,279	120,279
Total assets	$13,303,940	$12,688,190

Liabilities
Revolving credit facility	$—	$90,000
Asset-backed securitizations, net	1,402,488	1,871,421
Unsecured senior notes, net	3,590,102	2,500,226
Accounts payable and accrued expenses	599,363	573,660
Total liabilities	5,591,953	5,035,307

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 365,863,545 and 364,296,431 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	3,659	3,643
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2024 and December 31, 2023)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at June 30, 2024 and December 31, 2023)	92	92
Additional paid-in capital	7,406,098	7,357,848
Accumulated deficit	(385,298)	(394,908)
Accumulated other comprehensive income	597	843
Total shareholders’ equity	7,025,154	6,967,524
Noncontrolling interest	686,833	685,359
Total equity	7,711,987	7,652,883

Total liabilities and equity	$13,303,940	$12,688,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Rents and other single-family property revenues	$423,494	$395,548	$847,049	$793,251

Expenses:
Property operating expenses	149,470	142,553	305,397	289,621
Property management expenses	32,382	30,666	63,784	61,466
General and administrative expense	21,693	19,937	43,578	37,792
Interest expense	38,678	34,844	77,255	70,726
Acquisition and other transaction costs	2,937	4,175	6,261	9,251
Depreciation and amortization	117,603	113,199	233,329	225,916
Total expenses	362,763	345,374	729,604	694,772

Gain on sale and impairment of single-family properties and other, net	43,892	62,758	112,793	147,417
Loss on early extinguishment of debt	(63)	—	(1,017)	—
Other income and expense, net	3,974	2,482	7,408	7,217

Net income	108,534	115,414	236,629	253,113

Noncontrolling interest	12,906	13,899	28,226	30,647
Dividends on preferred shares	3,486	3,486	6,972	6,972

Net income attributable to common shareholders	$92,142	$98,029	$201,431	$215,494

Weighted-average common shares outstanding:
Basic	366,778,333	362,148,911	366,645,796	361,267,035
Diluted	367,312,955	362,479,942	367,142,626	361,593,174

Net income attributable to common shareholders per share:
Basic	$0.25	$0.27	$0.55	$0.59
Diluted	$0.25	$0.27	$0.55	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$108,534	$115,414	$236,629	$253,113
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(141)	(140)	(282)	(281)
Other comprehensive loss	(141)	(140)	(282)	(281)
Comprehensive income	108,393	115,274	236,347	252,832
Comprehensive income attributable to noncontrolling interests	12,889	13,881	28,190	30,608
Dividends on preferred shares	3,486	3,486	6,972	6,972
Comprehensive income attributable to common shareholders	$92,018	$97,907	$201,185	$215,252

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2023	364,296,431	$3,643	635,075	$6	9,200,000	$92	$7,357,848	$(394,908)	$843	$6,967,524	$685,359	$7,652,883
Share-based compensation	—	—	—	—	—	—	9,925	—	—	9,925	—	9,925
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	457,794	5	—	—	—	—	(6,518)	—	—	(6,513)	—	(6,513)
Issuance of Class A common shares, net of offering costs of $34	932,746	9	—	—	—	—	33,206	—	—	33,215	—	33,215
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(13,358)	(13,358)
Common shares ($0.26 per share)	—	—	—	—	—	—	—	(95,889)	—	(95,889)	—	(95,889)
Net income	—	—	—	—	—	—	—	112,775	—	112,775	15,320	128,095
Total other comprehensive loss	—	—	—	—	—	—	—	—	(122)	(122)	(19)	(141)
Balances at March 31, 2024	365,686,971	$3,657	635,075	$6	9,200,000	$92	$7,394,461	$(381,508)	$721	$7,017,429	$687,302	$7,704,731
Share-based compensation	—	—	—	—	—	—	10,484	—	—	10,484	—	10,484
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	176,574	2	—	—	—	—	1,153	—	—	1,155	—	1,155
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(13,358)	(13,358)
Common shares ($0.26 per share)	—	—	—	—	—	—	—	(95,932)	—	(95,932)	—	(95,932)
Net income	—	—	—	—	—	—	—	95,628	—	95,628	12,906	108,534
Total other comprehensive loss	—	—	—	—	—	—	—	—	(124)	(124)	(17)	(141)
Balances at June 30, 2024	365,863,545	$3,659	635,075	$6	9,200,000	$92	$7,406,098	$(385,298)	$597	$7,025,154	$686,833	$7,711,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$236,629	$253,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,329	225,916
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	5,960	6,108
Noncash share-based compensation	20,409	14,332
Loss on early extinguishment of debt	1,017	—
Equity in net loss (income) of unconsolidated entities	934	(711)
Return on investment from unconsolidated joint ventures	1,004	1,788
Gain on sale and impairment of single-family properties and other, net	(112,793)	(147,417)
Other changes in operating assets and liabilities:
Rent and other receivables	(633)	1,841
Prepaid expenses and other assets	8,700	(2,117)
Deferred leasing costs	(1,837)	(1,576)
Accounts payable and accrued expenses	83,135	62,511
Amounts due from related parties	(74)	1,888
Net cash provided by operating activities	475,780	415,676

Investing activities
Cash paid for single-family properties	(6,966)	(3,181)
Change in escrow deposits for purchase of single-family properties	5,616	558
Net proceeds received from sales of single-family properties and other	279,820	311,878
Proceeds from notes receivable related to the sale of properties	298	349
Investment in unconsolidated joint ventures	(9,712)	(4,278)
Distributions from joint ventures	115,013	13,155
Renovations to single-family properties	(21,530)	(14,891)
Recurring and other capital expenditures for single-family properties	(50,017)	(67,564)
Cash paid for development activity	(432,895)	(452,967)
Proceeds from asset-backed securitization certificates	25,666	—
Other investing activities	(13,605)	(20,881)
Net cash used for investing activities	(108,312)	(237,822)

Financing activities
Proceeds from issuance of Class A common shares	33,249	298,372
Payments of Class A common share issuance costs	(34)	—
Proceeds from issuances under share-based compensation plans	3,451	3,580
Payments related to tax withholding for share-based compensation	(8,809)	(3,814)
Payments on asset-backed securitizations	(472,039)	(12,999)
Payments on revolving credit facility	(90,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	1,096,633	—
Payments related to liabilities to repurchase consolidated land not owned	(36,382)	—
Distributions to noncontrolling interests	(26,636)	(22,511)
Distributions to common shareholders	(191,518)	(159,700)
Distributions to preferred shareholders	(6,972)	(6,972)
Deferred financing costs paid	(8,626)	—
Net cash provided by (used for) financing activities	292,317	(34,044)

Net increase in cash, cash equivalents and restricted cash	659,785	143,810
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	221,861	217,960
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$881,646	$361,770

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(58,883)	$(64,872)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$59,538	$94,592
Transfers of completed homebuilding deliveries to properties	439,006	286,060
Property and land contributions to unconsolidated joint ventures	(156,934)	(11,647)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	426	—
Accrued distributions to affiliates	1,551	841
Accrued distributions to non-affiliates	161	139

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Single-family properties:
Land	$2,263,275	$2,234,301
Buildings and improvements	10,928,442	10,651,388
Single-family properties in operation	13,191,717	12,885,689
Less: accumulated depreciation	(2,896,586)	(2,719,970)
Single-family properties in operation, net	10,295,131	10,165,719
Single-family properties under development and development land	1,228,534	1,409,424
Single-family properties and land held for sale, net	201,930	182,082
Total real estate assets, net	11,725,595	11,757,225
Cash and cash equivalents	718,380	59,385
Restricted cash	163,266	162,476
Rent and other receivables	43,456	42,823
Escrow deposits, prepaid expenses and other assets	382,836	406,138
Investments in unconsolidated joint ventures	150,128	114,198
Amounts due from affiliates	—	25,666
Goodwill	120,279	120,279
Total assets	$13,303,940	$12,688,190

Liabilities
Revolving credit facility	$—	$90,000
Asset-backed securitizations, net	1,402,488	1,871,421
Unsecured senior notes, net	3,590,102	2,500,226
Accounts payable and accrued expenses	599,363	573,660
Total liabilities	5,591,953	5,035,307

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (366,498,620 and 364,931,506 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	6,802,717	6,744,841
Preferred units (9,200,000 units issued and outstanding at June 30, 2024 and December 31, 2023)	221,840	221,840
Limited partner:
Common units (51,376,980 units issued and outstanding at June 30, 2024 and December 31, 2023)	686,750	685,240
Accumulated other comprehensive income	680	962
Total capital	7,711,987	7,652,883

Total liabilities and capital	$13,303,940	$12,688,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Rents and other single-family property revenues	$423,494	$395,548	$847,049	$793,251

Expenses:
Property operating expenses	149,470	142,553	305,397	289,621
Property management expenses	32,382	30,666	63,784	61,466
General and administrative expense	21,693	19,937	43,578	37,792
Interest expense	38,678	34,844	77,255	70,726
Acquisition and other transaction costs	2,937	4,175	6,261	9,251
Depreciation and amortization	117,603	113,199	233,329	225,916
Total expenses	362,763	345,374	729,604	694,772

Gain on sale and impairment of single-family properties and other, net	43,892	62,758	112,793	147,417
Loss on early extinguishment of debt	(63)	—	(1,017)	—
Other income and expense, net	3,974	2,482	7,408	7,217

Net income	108,534	115,414	236,629	253,113

Preferred distributions	3,486	3,486	6,972	6,972

Net income attributable to common unitholders	$105,048	$111,928	$229,657	$246,141

Weighted-average common units outstanding:
Basic	418,155,313	413,525,891	418,022,776	412,644,015
Diluted	418,689,935	413,856,922	418,519,606	412,970,154

Net income attributable to common unitholders per unit:
Basic	$0.25	$0.27	$0.55	$0.59
Diluted	$0.25	$0.27	$0.55	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$108,534	$115,414	$236,629	$253,113
Other comprehensive loss:
Cash flow hedging instruments:
Reclassification adjustment for amortization of interest expense included in net income	(141)	(140)	(282)	(281)
Other comprehensive loss	(141)	(140)	(282)	(281)
Comprehensive income	108,393	115,274	236,347	252,832
Preferred distributions	3,486	3,486	6,972	6,972
Comprehensive income attributable to common unitholders	$104,907	$111,788	$229,375	$245,860

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2023	364,931,506	$6,744,841	$221,840	51,376,980	$685,240	$962	$7,652,883
Share-based compensation	—	9,925	—	—	—	—	9,925
Common units issued under share-based compensation plans, net of units withheld for employee taxes	457,794	(6,513)	—	—	—	—	(6,513)
Issuance of Class A common units, net of offering costs of $34	932,746	33,215	—	—	—	—	33,215
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.26 per unit)	—	(95,889)	—	—	(13,358)	—	(109,247)
Net income	—	109,289	3,486	—	15,320	—	128,095
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at March 31, 2024	366,322,046	$6,794,868	$221,840	51,376,980	$687,202	$821	$7,704,731
Share-based compensation	—	10,484	—	—	—	—	10,484
Common units issued under share-based compensation plans, net of units withheld for employee taxes	176,574	1,155	—	—	—	—	1,155
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.26 per unit)	—	(95,932)	—	—	(13,358)	—	(109,290)
Net income	—	92,142	3,486	—	12,906	—	108,534
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at June 30, 2024	366,498,620	$6,802,717	$221,840	51,376,980	$686,750	$680	$7,711,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$236,629	$253,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,329	225,916
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	5,960	6,108
Noncash share-based compensation	20,409	14,332
Loss on early extinguishment of debt	1,017	—
Equity in net loss (income) of unconsolidated entities	934	(711)
Return on investment from unconsolidated joint ventures	1,004	1,788
Gain on sale and impairment of single-family properties and other, net	(112,793)	(147,417)
Other changes in operating assets and liabilities:
Rent and other receivables	(633)	1,841
Prepaid expenses and other assets	8,700	(2,117)
Deferred leasing costs	(1,837)	(1,576)
Accounts payable and accrued expenses	83,135	62,511
Amounts due from related parties	(74)	1,888
Net cash provided by operating activities	475,780	415,676

Investing activities
Cash paid for single-family properties	(6,966)	(3,181)
Change in escrow deposits for purchase of single-family properties	5,616	558
Net proceeds received from sales of single-family properties and other	279,820	311,878
Proceeds from notes receivable related to the sale of properties	298	349
Investment in unconsolidated joint ventures	(9,712)	(4,278)
Distributions from joint ventures	115,013	13,155
Renovations to single-family properties	(21,530)	(14,891)
Recurring and other capital expenditures for single-family properties	(50,017)	(67,564)
Cash paid for development activity	(432,895)	(452,967)
Proceeds from repayment of loan from affiliate	25,666	—
Other investing activities	(13,605)	(20,881)
Net cash used for investing activities	(108,312)	(237,822)

Financing activities
Proceeds from issuance of Class A common units	33,249	298,372
Payments of Class A common unit issuance costs	(34)	—
Proceeds from issuances under share-based compensation plans	3,451	3,580
Payments related to tax withholding for share-based compensation	(8,809)	(3,814)
Payments on asset-backed securitizations	(472,039)	(12,999)
Payments on revolving credit facility	(90,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	1,096,633	—
Payments related to liabilities to repurchase consolidated land not owned	(36,382)	—
Distributions to common unitholders	(218,154)	(182,211)
Distributions to preferred unitholders	(6,972)	(6,972)
Deferred financing costs paid	(8,626)	—
Net cash provided by (used for) financing activities	292,317	(34,044)

Net increase in cash, cash equivalents and restricted cash	659,785	143,810
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	221,861	217,960
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$881,646	$361,770

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(58,883)	$(64,872)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$59,538	$94,592
Transfers of completed homebuilding deliveries to properties	439,006	286,060
Property and land contributions to unconsolidated joint ventures	(156,934)	(11,647)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	426	—
Accrued distributions to affiliates	1,551	841
Accrued distributions to non-affiliates	161	139

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of June 30, 2024, the Company held 59,493 single-family properties in 21 states, including 633 properties classified as held for sale.

AMH is the general partner of, and as of June 30, 2024 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership was $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH in connection with the Operating Partnership’s AMH 2014-SFR2 securitization debt offering. The asset-backed securitization certificates were recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership prior to the Operating Partnership’s payoff of the AMH 2014-SFR2 securitization during the first quarter of 2024 (see Note 8. Debt). AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the carrying value of the investments in these venture capital funds was $13.1 million and $13.0 million, respectively, and the Company’s maximum exposure to loss was $15.3 million and $15.6 million, respectively, which includes all future capital funding requirements.

The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the carrying value of the deposits with land banking entities and the Company’s maximum exposure to loss was $15.3 million and $15.7 million, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	June 30,		December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$718,380	$199,601	$59,385	$69,155
Restricted cash	163,266	162,169	162,476	148,805
Total cash, cash equivalents and restricted cash	$881,646	$361,770	$221,861	$217,960

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Occupied single-family properties	$9,842,364	$9,595,421
Single-family properties leased, not yet occupied	84,070	54,481
Single-family properties in turnover process	275,217	370,856
Single-family properties recently renovated or developed	93,146	140,962
Single-family properties newly acquired and under renovation	334	3,999
Single-family properties in operation, net	10,295,131	10,165,719
Development land	519,038	563,718
Single-family properties under development	709,496	845,706
Single-family properties and land held for sale, net	201,930	182,082
Total real estate assets, net	$11,725,595	$11,757,225

Depreciation expense related to single-family properties was $112.0 million and $108.3 million for the three months ended June 30, 2024 and 2023, respectively, and $222.3 million and $216.1 million for the six months ended June 30, 2024 and 2023, respectively.

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. During the three months ended June 30, 2024 and 2023, the Company disposed of single-family properties and land for aggregate net proceeds of $123.7 million and $127.4 million, respectively, which resulted in an aggregate net gain on sale of $60.0 million and $62.8 million, respectively. During the six months ended June 30, 2024 and 2023, the Company disposed of single-family properties and land for aggregate net proceeds of $279.8 million and $311.9 million, respectively, which resulted in an aggregate net gain on sale of $129.8 million and $148.5 million, respectively.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $47.4 million and $45.8 million for the three months ended June 30, 2024 and 2023, respectively, and $104.7 million and $101.2 million for the six months ended June 30, 2024 and 2023, respectively. Variable lease payments for fees from single-family properties were $8.1 million and $7.4 million for the three months ended June 30, 2024 and 2023, respectively, and $16.1 million and $14.8 million for the six months ended June 30, 2024 and 2023, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of June 30, 2024 (amounts in thousands):

June 30, 2024
Remaining 2024	$557,671
2025	289,315
2026	20,275
2027	26
2028	26
Thereafter	12
Total	$867,325

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Consolidated land not owned	$135,697	$147,330
Escrow deposits, prepaid expenses and other	124,869	136,640
Commercial real estate, software, vehicles and FF&E, net	99,622	96,862
Operating lease right-of-use assets	15,295	16,623
Deferred costs and other intangibles, net	6,597	7,630
Notes receivable, net	756	1,053
Total	$382,836	$406,138

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $4.8 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively, and $9.4 million and $8.4 million for the six months ended June 30, 2024 and 2023, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Deferred leasing costs	$3,081	$2,865
Deferred financing costs	22,566	22,491
	25,647	25,356
Less: accumulated amortization	(19,050)	(17,726)
Total	$6,597	$7,630

Amortization expense related to deferred leasing costs was $0.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2024 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs (1)	Total
Remaining 2024	$1,126	$1,444	$2,570
2025	521	2,722	3,243
2026	—	784	784
Total	$1,647	$4,950	$6,597
(1)In July 2024, these unamortized deferred financing costs were written off as a result of the termination and replacement of the previous revolving credit facility. See Note 16. Subsequent Events for further details.

Note 7. Investments in Unconsolidated Joint Ventures

As of June 30, 2024, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures as of June 30, 2024 and December 31, 2023 (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at June 30, 2024	Completed Homes at June 30, 2024	Balances at June 30, 2024	Balances at December 31, 2023
Alaska JV	20%	204	$14,669	$14,973
Institutional Investor JV	20%	1,015	14,063	15,163
J.P. Morgan JV I	20%	1,899	97,596	75,735
J.P. Morgan JV II	20%	49	23,800	8,327
		3,167	$150,128	$114,198

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $3.6 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively, and $6.6 million and $6.2 million for the six months ended June 30, 2024 and 2023, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations.

As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the condensed consolidated balance sheets. The Company also transfers single-family properties or land to the joint ventures in the ordinary course of business and any gains or losses on transfers are included in gain on sale and impairment of single-family properties and other, net in the condensed consolidated statements of operations.

During the first quarter of 2022, J.P. Morgan JV I entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.50% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of June 30, 2024, J.P. Morgan JV I’s loan had a $324.0 million outstanding principal balance.

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at SOFR plus a 1.90% margin and matures on July 1, 2027. As of June 30, 2024, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of June 30, 2024 and December 31, 2023 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2024	December 31, 2023
AMH 2014-SFR2 securitization	4.42%	N/A	$—	$461,498
AMH 2014-SFR3 securitization (2)	4.40%	December 9, 2024	472,900	477,064
AMH 2015-SFR1 securitization (3)	4.14%	April 9, 2045	498,656	502,299
AMH 2015-SFR2 securitization (4)	4.36%	October 9, 2045	433,799	436,297
Total asset-backed securitizations			1,405,355	1,877,158
2028 unsecured senior notes (5)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (6)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	—
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	—
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (7)	6.33%	April 15, 2026	—	90,000
Total debt			5,055,355	4,517,158
Unamortized discounts on unsecured senior notes			(34,757)	(32,981)
Deferred financing costs, net (8)			(28,008)	(22,530)
Total debt per balance sheet			$4,992,590	$4,461,647
(1)Interest rates are rounded and as of June 30, 2024. Unless otherwise stated, interest rates are fixed percentages.
(2)The Company has provided notice to the lender of its intent to pay off the AMH 2014-SFR3 securitization during the third quarter of 2024. See Note 16. Subsequent Events for further details.
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
(7)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods. The Company had approximately $2.3 million and $2.7 million committed to outstanding letters of credit that reduced our borrowing capacity as of June 30, 2024 and December 31, 2023, respectively. The revolving credit facility bears interest at SOFR, as adjusted for the Company’s SOFR spread, plus 0.90% as of June 30, 2024. In July 2024, the Company entered into a new credit agreement with a $1.25 billion revolving credit facility that replaced the existing revolving credit facility. See Note 16. Subsequent Events for further details.
(8)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.6 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $3.3 million and $3.5 million for the six months ended June 30, 2024 and 2023, respectively, and is included in gross interest, prior to interest capitalization.

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

Unsecured Senior Notes

During the first quarter of 2024, the Operating Partnership issued $600.0 million of 5.500% unsecured senior notes with a maturity date of February 1, 2034 (the “2034 Notes I”), which carry a green bond designation and were issued under the Company’s green finance framework. Interest on the 2034 Notes I is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2024. The Operating Partnership received aggregate net proceeds of $595.5 million from this offering, after underwriting fees of $3.9 million and a $0.6 million discount, and before offering costs of $1.3 million. Pending full allocation of an amount equal to the net proceeds to finance new or existing projects meeting the eligibility criteria described in the prospectus supplement related to the offering, the Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including the payoff of the AMH 2014-SFR2 securitization. The Operating Partnership may redeem the 2034 Notes I in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2034 Notes I are redeemed on or after November 1, 2033 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2034 Notes I being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the second quarter of 2024, the Operating Partnership issued $500.0 million of 5.500% unsecured senior notes with a maturity date of July 15, 2034 (the “2034 Notes II”). Interest on the 2034 Notes II is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2025. The Operating Partnership received aggregate net proceeds of $494.0 million from this offering, after underwriting fees of $3.3 million and a $2.7 million discount, and before offering costs of $1.1 million. The Operating Partnership intends to use the net proceeds from the offering for the repayment of outstanding indebtedness, which may include the repayment or voluntary prepayment of all or a portion of the outstanding AMH 2014-SFR3 securitization, as well as general corporate purposes, including, without limitation, property acquisitions and developments, the expansion, redevelopment and/or improvement of existing properties in the Company’s portfolio, other capital expenditures, working capital and other general purposes. The Operating Partnership may redeem the 2034 Notes II in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2034 Notes II are redeemed on or after April 15, 2034 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2034 Notes II being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

The 2034 Notes I and 2034 Notes II are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indentures require that we maintain certain financial covenants.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of June 30, 2024 (amounts in thousands):

Debt Maturities
Remaining 2024	$478,051
2025	10,302
2026	10,302
2027	10,302
2028	510,302
Thereafter	4,036,096
Total debt	$5,055,355

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gross interest cost	$51,809	$48,577	$104,608	$97,547
Capitalized interest	(13,131)	(13,733)	(27,353)	(26,821)
Interest expense	$38,678	$34,844	$77,255	$70,726

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Accrued property taxes	$140,390	$59,015
Resident security deposits	123,824	119,577
Liability for consolidated land not owned	105,543	108,688
Accrued construction and maintenance liabilities	75,169	94,004
Accrued interest	52,429	40,017
Prepaid rent	30,243	30,320
Operating lease liabilities	16,919	18,288
Accounts payable	388	36,056
Other accrued liabilities	54,458	67,695
Total	$599,363	$573,660

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the first quarter of 2024, the Company issued 932,746 Class A common shares under its 2023 At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. As of June 30, 2024, 3,732,429 shares have been issued under the 2023 At-the-Market Program and $864.3 million remained available for future share issuances.

During the first quarter of 2024, the Company entered into a forward sale agreement with the forward purchaser (the “March 2024 Forward Sale Agreement”), which is accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its 2023 At-the-Market Program at the request of the Company by the forward seller. The Company expects to physically settle the March 2024 Forward Sale Agreement by the delivery of the Class A common shares and receive proceeds by February 28, 2025, although the Company has the right to elect settlement prior to that time subject to certain conditions. Although the Company expects to physically settle, the March 2024 Forward Sale Agreement allows the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the March 2024 Forward Sale Agreement, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchaser in certain circumstances. The March 2024 Forward Sale Agreement is subject to early termination or settlement under certain circumstances. As of June 30, 2024, the Company has estimated net proceeds of approximately $109.3 million available from future settlement under the March 2024 Forward Sale Agreement, subject to adjustment in accordance with the forward sale transaction.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2024 and 2023, we did not repurchase and retire any of our Class A common shares or preferred shares. As of June 30, 2024, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

As of June 30, 2024 and December 31, 2023, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				June 30, 2024		December 31, 2023
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	June 30, 2024	March 31, 2024	June 30, 2023	March 31, 2023
Class A and Class B common shares	$0.26	$0.26	$0.22	$0.22
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.2%, of the total 417,875,600 and 416,308,486 Class A units in the Operating Partnership as of June 30, 2024 and December 31, 2023, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1%, of the total 417,875,600 and 416,308,486 Class A units in the Operating Partnership as of June 30, 2024 and December 31, 2023, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the six months ended June 30, 2024 and 2023 generally vest over a three-year service period. RSUs granted to non-management trustees during the six months ended June 30, 2024 and 2023 vest over a one-year service period.

During the first quarter of 2024, the Company announced that David P. Singelyn, the Company’s Chief Executive Officer, will retire effective December 31, 2024. In connection with Mr. Singelyn’s retirement, the Company and Mr. Singelyn entered into a Retirement and Award Agreement (the “Retirement Agreement”), which became effective February 21, 2024, pursuant to which Mr. Singelyn agreed to provide transition advisory services from his retirement until June 30, 2025 and the Company granted him 46,070 RSUs on February 21, 2024 which cliff vest on June 30, 2025 upon satisfaction of certain vesting conditions, including performance of his obligations under the Retirement Agreement. In addition, the Company granted Christopher C. Lau, the Company’s Chief Financial Officer, 143,968 RSUs on February 21, 2024 which cliff vest five years from the date of grant in connection with his appointment to the elevated role of Senior Executive Vice President.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the six months ended June 30, 2024 and 2023 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2024 through December 31, 2026 for PSUs granted during the six months ended June 30, 2024 and from January 1, 2023 through December 31, 2025 for PSUs granted during the six months ended June 30, 2023. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Options outstanding at beginning of period	522,675	730,550
Granted	—	—
Exercised	(113,375)	(129,750)
Forfeited	—	—
Options outstanding at end of period	409,300	600,800
Options exercisable at end of period	409,300	600,800

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
RSUs outstanding at beginning of period	1,090,522	1,024,722
Granted	680,195	498,557
Vested	(550,331)	(414,772)
Forfeited	(22,369)	(19,772)
RSUs outstanding at end of period	1,198,017	1,088,735

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
PSUs outstanding at beginning of period (1)	520,219	294,423
Granted (1)	254,157	227,033
Adjustment for performance achievement (2)	75,109	—
Vested	(167,428)	—
Forfeited (1)	(1,227)	(693)
PSUs outstanding at end of period (1)	680,830	520,763
(1)Represents target shares at grant date.
(2)Represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance period ended December 31, 2023, which was determined and settled during the first quarter of 2024.

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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expense	$7,559	$5,982	$14,398	$9,725
Property management expenses	1,340	1,132	2,784	2,198
Acquisition and other transaction costs	1,585	1,394	3,227	2,409
Total noncash share-based compensation expense	$10,484	$8,508	$20,409	$14,332

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2024 and 2023 (amounts in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$108,534	$115,414	$236,629	$253,113
Less:
Noncontrolling interest	12,906	13,899	28,226	30,647
Dividends on preferred shares	3,486	3,486	6,972	6,972
Allocation to participating securities (1)	314	288	682	633
Numerator for income per common share–basic and diluted	$91,828	$97,741	$200,749	$214,861

Denominator:
Weighted-average common shares outstanding–basic	366,778,333	362,148,911	366,645,796	361,267,035
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	534,622	331,031	496,830	326,139
Weighted-average common shares outstanding–diluted (3)	367,312,955	362,479,942	367,142,626	361,593,174

Net income per common share:
Basic	$0.25	$0.27	$0.55	$0.59
Diluted	$0.25	$0.27	$0.55	$0.59
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three and six months ended June 30, 2024 and 2023 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three and six months ended June 30, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and six months ended June 30, 2024 and 2023 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$108,534	$115,414	$236,629	$253,113
Less:
Preferred distributions	3,486	3,486	6,972	6,972
Allocation to participating securities (1)	314	288	682	633
Numerator for income per common unit–basic and diluted	$104,734	$111,640	$228,975	$245,508

Denominator:
Weighted-average common units outstanding–basic	418,155,313	413,525,891	418,022,776	412,644,015
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	534,622	331,031	496,830	326,139
Weighted-average common units outstanding–diluted	418,689,935	413,856,922	418,519,606	412,970,154

Net income per common unit:
Basic	$0.25	$0.27	$0.55	$0.59
Diluted	$0.25	$0.27	$0.55	$0.59
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three and six months ended June 30, 2024 and 2023 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three and six months ended June 30, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2014-SFR2 securitization, net	$—	$—	$460,507	$463,237
AMH 2014-SFR3 securitization, net	472,332	474,945	475,854	478,833
AMH 2015-SFR1 securitization, net	497,743	500,623	500,713	503,668
AMH 2015-SFR2 securitization, net	432,413	435,369	434,347	437,508
Total asset-backed securitizations, net	1,402,488	1,410,937	1,871,421	1,883,246
2028 unsecured senior notes, net	497,140	479,080	496,745	486,875
2029 unsecured senior notes, net	397,382	390,668	397,107	396,956
2031 unsecured senior notes, net	442,691	365,544	442,172	371,817
2032 unsecured senior notes, net	584,515	523,506	583,521	539,304
2034 unsecured senior notes I, net	594,384	590,526	—	—
2034 unsecured senior notes II, net	492,962	490,940	—	—
2051 unsecured senior notes, net	291,652	196,038	291,498	207,264
2052 unsecured senior notes, net	289,376	232,587	289,183	244,275
Total unsecured senior notes, net	3,590,102	3,268,889	2,500,226	2,246,491
Revolving credit facility	—	—	90,000	90,000
Total debt	$4,992,590	$4,679,826	$4,461,647	$4,219,737

Note 14. Related Party Transactions

As of both June 30, 2024 and December 31, 2023, affiliates owned approximately 12.5% of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of June 30, 2024 and December 31, 2023) an approximate 23.2% and 23.3% interest as of June 30, 2024 and December 31, 2023, respectively.

As of December 31, 2023, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AMH, which was included in amounts due from affiliates on the Operating Partnership’s condensed consolidated balance sheets. During the first quarter of 2024, the Operating Partnership paid off the outstanding principal on the AMH 2014-SFR2 securitization which resulted in the settlement of the receivable from affiliates. See Note 8. Debt.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of June 30, 2024, the Company had commitments to acquire 7 single-family properties through our traditional acquisition channel for an aggregate purchase price of $2.5 million, as well as $68.4 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of June 30, 2024, the Company had sales in escrow for approximately 106 of our single-family properties and 258 of our land lots for an aggregate selling price of $67.0 million.

As of June 30, 2024, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $233.9 million.

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

Note 16. Subsequent Events

Subsequent Acquisitions

From July 1, 2024 through July 26, 2024, the Company added 192 properties to its portfolio for a total cost of approximately $74.9 million, which included 185 newly constructed properties delivered through our AMH Development Program and seven properties acquired through our traditional acquisition channel.

Subsequent Dispositions

From July 1, 2024 through July 26, 2024, the Company disposed of 83 properties for aggregate net proceeds of approximately $26.8 million.

Revolving Credit Facility

In July 2024, the Company entered into a new credit agreement with a $1.25 billion sustainability-linked revolving credit facility, replacing its previous $1.25 billion revolving credit facility. The interest rate on the new revolving credit facility is at either a daily or Term SOFR plus a 0.10% spread adjustment and a margin ranging from 0.725% to 1.40% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or the daily SOFR plus 1.10%) plus a margin ranging from 0.00% to 0.40%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The new revolving credit facility matures on July 16, 2028, with two six-month extension options at the Company’s election if certain conditions are met.

AMH 2014-SFR3 Securitization Payoff Intent

In July 2024, the Company provided notice to the third-party lender of its intent to repay all amounts due under the AMH 2014-SFR3 securitization during the third quarter of 2024. As of June 30, 2024, the AMH 2014-SFR3 securitization had an outstanding principal balance of $472.9 million.

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

As of June 30, 2024, we owned 59,493 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 21 states, including 633 properties held for sale, compared to 59,332 single-family properties in 21 states, including 862 properties held for sale, as of December 31, 2023 and 58,693 single-family properties in 21 states, including 648 properties held for sale, as of June 30, 2023. As of June 30, 2024, 56,669 of our total properties (excluding properties held for sale) were occupied, compared to 55,768 of our total properties (excluding properties held for sale) as of December 31, 2023 and 56,000 of our total properties (excluding properties held for sale) as of June 30, 2023. Also, as of June 30, 2024, the Company had an additional 3,167 properties held in unconsolidated joint ventures, compared to 2,978 properties held in unconsolidated joint ventures as of December 31, 2023 and 2,846 properties held in unconsolidated joint ventures as of June 30, 2023. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of June 30, 2024:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,911	10.0%	$1,347.4	10.2%	$227,955	2,179	17.4	2016
Charlotte, NC	4,139	7.0%	924.7	7.0%	223,404	2,114	17.9	2015
Dallas-Fort Worth, TX	3,976	6.8%	701.2	5.3%	176,361	2,093	20.0	2014
Phoenix, AZ	3,337	5.7%	721.5	5.5%	216,224	1,842	19.5	2016
Nashville, TN	3,361	5.7%	846.0	6.4%	251,718	2,120	16.3	2016
Jacksonville, FL	3,206	5.4%	716.7	5.4%	223,546	1,926	14.3	2016
Tampa, FL	2,960	5.0%	702.2	5.3%	237,215	1,948	15.1	2016
Indianapolis, IN	2,830	4.8%	494.8	3.8%	174,836	1,927	21.4	2014
Houston, TX	2,350	4.0%	419.7	3.2%	178,589	2,082	18.6	2014
Las Vegas, NV	2,322	3.9%	680.5	5.2%	293,057	1,941	11.3	2017
Raleigh, NC	2,199	3.7%	440.8	3.3%	200,476	1,888	18.0	2015
Columbus, OH	2,148	3.6%	423.2	3.2%	197,018	1,882	21.5	2015
Cincinnati, OH	2,121	3.6%	420.1	3.2%	198,087	1,843	21.5	2014
Orlando, FL	2,078	3.5%	474.4	3.6%	228,316	1,919	17.6	2016
Salt Lake City, UT	1,921	3.3%	588.7	4.5%	306,457	2,246	17.5	2016
Charleston, SC	1,578	2.7%	369.6	2.8%	234,234	1,965	13.1	2017
Greater Chicago area, IL and IN	1,534	2.6%	294.8	2.2%	192,174	1,866	22.8	2013
San Antonio, TX	1,212	2.1%	240.9	1.8%	198,754	1,914	15.3	2015
Savannah/Hilton Head, SC	1,050	1.8%	223.1	1.7%	212,511	1,889	15.7	2016
Seattle, WA	1,013	1.7%	338.0	2.6%	333,672	2,006	14.4	2017
All Other (2)	7,614	13.1%	1,823.4	13.8%	239,480	1,917	17.3	2016
Total/Average	58,860	100.0%	$13,191.7	100.0%	$224,120	1,993	17.6	2015
(1)Excludes 633 single-family properties held for sale as of June 30, 2024.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of June 30, 2024:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	95.2%	$2,217	12.0	6.2	5.8%
Charlotte, NC	97.1%	2,133	12.0	6.4	6.2%
Dallas-Fort Worth, TX	95.4%	2,255	12.0	6.4	5.3%
Phoenix, AZ	95.3%	2,111	12.0	6.6	5.0%
Nashville, TN	95.3%	2,310	12.0	6.0	5.4%
Jacksonville, FL	95.4%	2,148	12.0	6.6	4.4%
Tampa, FL	95.3%	2,380	12.0	6.2	5.2%
Indianapolis, IN	97.9%	1,837	12.1	5.7	5.5%
Houston, TX	96.2%	2,029	12.0	6.3	5.2%
Las Vegas, NV	93.5%	2,262	12.0	6.4	4.1%
Raleigh, NC	95.8%	2,006	12.1	6.7	5.5%
Columbus, OH	97.3%	2,145	12.0	6.1	6.2%
Cincinnati, OH	97.7%	2,092	12.0	6.0	5.8%
Orlando, FL	94.4%	2,333	12.0	6.3	6.2%
Salt Lake City, UT	96.9%	2,407	12.0	6.0	4.3%
Charleston, SC	93.9%	2,252	12.0	6.6	5.7%
Greater Chicago area, IL and IN	98.2%	2,384	12.0	6.0	7.0%
San Antonio, TX	95.0%	1,934	12.0	7.0	1.6%
Savannah/Hilton Head, SC	97.4%	2,191	12.0	6.3	8.6%
Seattle, WA	94.8%	2,737	11.5	6.4	6.8%
All Other (6)	95.8%	2,176	12.0	6.1	5.2%
Total/Average	95.8%	$2,190	12.0	6.3	5.4%
(1)Excludes 633 single-family properties held for sale as of June 30, 2024.
(2)For the three months ended June 30, 2024, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended June 30, 2024, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended June 30, 2024, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, availability of bulk portfolio acquisition opportunities, competition for our target assets and our available capital. We are also focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we acquire newly constructed homes from third-party developers through our National Builder

Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. We have strategically scaled back acquisitions of single-family properties through our National Builder Program and traditional acquisition channels as the housing market adjusts to the current macroeconomic environment. We will continue to evaluate all of our growth channels and grow accordingly, if and when, acquisition opportunities are attractive relative to the condition of capital markets.

During the three months ended June 30, 2024, we developed or acquired 590 homes, including 580 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 10 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 345 homes identified for sale or contributed to unconsolidated joint ventures. During the three months ended June 30, 2024, we also developed an additional 91 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 671 total program deliveries through our AMH Development Program.

During the six months ended June 30, 2024, we developed or acquired 1,050 homes, including 1,021 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 29 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 660 homes identified for sale or contributed to unconsolidated joint ventures. During the six months ended June 30, 2024, we also developed an additional 119 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 1,140 total program deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of June 30, 2024 and December 31, 2023, there were 633 and 862 properties, respectively, as well as certain land lots, classified as held for sale. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 5.6% for the three months ended June 30, 2024, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 7.8% and 8.5% during the three months ended June 30, 2024 and 2023, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 5.7% for the six months ended June 30, 2024, and we experienced turnover rates of 14.2% and 14.9% during the six months ended June 30, 2024 and 2023, respectively.

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

Results of Operations

Net income totaled $108.5 million for the three months ended June 30, 2024, compared to $115.4 million for the three months ended June 30, 2023. The decrease was primarily due to lower net gains on property sales, partially offset by increases in rents and other single-family property revenues exceeding increases in total expenses. Net income totaled $236.6 million for the six months ended June 30, 2024, compared to $253.1 million for the six months ended June 30, 2023. The decrease was primarily due to lower net gains on property sales, partially offset by increases in rents and other single-family property revenues exceeding increases in total expenses.

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

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended June 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended June 30,
	2024	2023
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$423,494	$395,548
Tenant charge-backs	(47,371)	(45,814)
Core revenues	376,123	349,734
Less: Non-Same-Home core revenues	(37,359)	(28,646)
Same-Home core revenues	$338,764	$321,088

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$149,470	$142,553
Property management expenses	32,382	30,666
Noncash share-based compensation - property management	(1,340)	(1,132)
Expenses reimbursed by tenant charge-backs	(47,371)	(45,814)
Core property operating expenses	133,141	126,273
Less: Non-Same-Home core property operating expenses	(14,307)	(12,859)
Same-Home core property operating expenses	$118,834	$113,414

Core NOI and Same-Home Core NOI
Net income	$108,534	$115,414
Loss on early extinguishment of debt	63	—
Gain on sale and impairment of single-family properties and other, net	(43,892)	(62,758)
Depreciation and amortization	117,603	113,199
Acquisition and other transaction costs	2,937	4,175
Noncash share-based compensation - property management	1,340	1,132
Interest expense	38,678	34,844
General and administrative expense	21,693	19,937
Other income and expense, net	(3,974)	(2,482)
Core NOI	242,982	223,461
Less: Non-Same-Home Core NOI	(23,052)	(15,787)
Same-Home Core NOI	$219,930	$207,674

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended June 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended June 30, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$334,433		$36,981		$371,414
Fees from single-family properties	7,207		937		8,144
Bad debt	(2,876)		(559)		(3,435)
Core revenues	338,764		37,359		376,123

Property tax expense	57,972	17.1%	6,054	16.2%	64,026	17.0%
HOA fees, net (2)	6,116	1.8%	622	1.7%	6,738	1.8%
R&M and turnover costs, net (2)	25,207	7.4%	3,056	8.2%	28,263	7.5%
Insurance	4,303	1.3%	645	1.7%	4,948	1.3%
Property management expenses, net (3)	25,236	7.5%	3,930	10.5%	29,166	7.8%
Core property operating expenses	118,834	35.1%	14,307	38.3%	133,141	35.4%

Core NOI	$219,930	64.9%	$23,052	61.7%	$242,982	64.6%

	For the Three Months Ended June 30, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$318,031		$28,841		$346,872
Fees from single-family properties	6,677		723		7,400
Bad debt	(3,620)		(918)		(4,538)
Core revenues	321,088		28,646		349,734

Property tax expense	55,260	17.2%	5,483	19.1%	60,743	17.4%
HOA fees, net (2)	5,803	1.8%	488	1.7%	6,291	1.8%
R&M and turnover costs, net (2)	23,918	7.4%	3,036	10.6%	26,954	7.7%
Insurance	4,162	1.3%	439	1.5%	4,601	1.3%
Property management expenses, net (3)	24,271	7.6%	3,413	12.0%	27,684	7.9%
Core property operating expenses	113,414	35.3%	12,859	44.9%	126,273	36.1%

Core NOI	$207,674	64.7%	$15,787	55.1%	$223,461	63.9%
(1)Includes 52,987 properties that have been stabilized longer than 90 days prior to January 1, 2023.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 7.1% to $423.5 million for the three months ended June 30, 2024 from $395.5 million for the three months ended June 30, 2023. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 4.9% to $149.5 million for the three months ended June 30, 2024 from $142.6 million for the three months ended June 30, 2023. This increase was primarily driven by annual increases in property tax expense and inflationary increases in all other expenses.

Property Management Expenses

Property management expenses for the three months ended June 30, 2024 and 2023 were $32.4 million and $30.7 million, respectively, which included $1.3 million and $1.1 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses and noncash share-based compensation expense.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 5.5% to $338.8 million for the three months ended June 30, 2024 from $321.1 million for the three months ended June 30, 2023. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 5.6% to $2,178 per month for the three months ended June 30, 2024 compared to $2,063 per month for the three months ended June 30, 2023, as well as higher fees from single-family properties and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 96.6% for the three months ended June 30, 2024 compared to 97.0% for the three months ended June 30, 2023.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.8% to $118.8 million for the three months ended June 30, 2024 from $113.4 million for the three months ended June 30, 2023 primarily driven by annual increases in property tax expense and inflationary increases in all other expenses.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended June 30, 2024 and 2023 was $21.7 million and $19.9 million, respectively, which included $7.6 million and $6.0 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense as well as an increase in personnel related expenses.

Interest Expense

Interest expense increased 11.0% to $38.7 million for the three months ended June 30, 2024 from $34.8 million for the three months ended June 30, 2023. The increase was primarily due to additional interest from the issuance of unsecured senior notes in January 2024, partially offset by lower interest expense resulting from the payoff of the AMH 2014-SFR2 securitization in February 2024.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended June 30, 2024 and 2023 were $2.9 million and $4.2 million, respectively, which included $1.6 million and $1.4 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in personnel costs as a result of fewer planned transactions through our traditional acquisition channel during the three months ended June 30, 2024.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 3.9% to $117.6 million for the three months ended June 30, 2024 from $113.2 million for the three months ended June 30, 2023 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended June 30, 2024 and 2023 was $43.9 million and $62.8 million, respectively, which included $2.4 million and $0.4 million, respectively, of impairment charges in each period related to homes classified as held for sale during each period. The decrease was primarily related to lower net gains on property sales resulting from fewer properties sold.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $0.1 million for the three months ended June 30, 2024, compared to zero for the three months ended June 30, 2023, as a result of legal and administrative fees associated with the payoff of the AMH 2014-SFR2 securitization in February 2024.

Other Income and Expense, net

Other income and expense, net for the three months ended June 30, 2024 and 2023 was $4.0 million and $2.5 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the Six Months Ended June 30,
	2024	2023
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$847,049	$793,251
Tenant charge-backs	(104,708)	(101,209)
Core revenues	742,341	692,042
Less: Non-Same-Home core revenues	(70,659)	(55,121)
Same-Home core revenues	$671,682	$636,921

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$305,397	$289,621
Property management expenses	63,784	61,466
Noncash share-based compensation - property management	(2,784)	(2,198)
Expenses reimbursed by tenant charge-backs	(104,708)	(101,209)
Core property operating expenses	261,689	247,680
Less: Non-Same-Home core property operating expenses	(28,912)	(26,528)
Same-Home core property operating expenses	$232,777	$221,152

Core NOI and Same-Home Core NOI
Net income	$236,629	$253,113
Loss on early extinguishment of debt	1,017	—
Gain on sale and impairment of single-family properties and other, net	(112,793)	(147,417)
Depreciation and amortization	233,329	225,916
Acquisition and other transaction costs	6,261	9,251
Noncash share-based compensation - property management	2,784	2,198
Interest expense	77,255	70,726
General and administrative expense	43,578	37,792
Other income and expense, net	(7,408)	(7,217)
Core NOI	480,652	444,362
Less: Non-Same-Home Core NOI	(41,747)	(28,593)
Same-Home Core NOI	$438,905	$415,769

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the Six Months Ended June 30, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$663,124		$70,339		$733,463
Fees from single-family properties	14,376		1,769		16,145
Bad debt	(5,818)		(1,449)		(7,267)
Core revenues	671,682		70,659		742,341

Property tax expense	116,021	17.3%	12,593	17.8%	128,614	17.3%
HOA fees, net (2)	11,868	1.8%	1,184	1.7%	13,052	1.8%
R&M and turnover costs, net (2)	46,797	7.0%	6,312	8.9%	53,109	7.2%
Insurance	8,545	1.3%	1,180	1.7%	9,725	1.3%
Property management expenses, net (3)	49,546	7.3%	7,643	10.8%	57,189	7.7%
Core property operating expenses	232,777	34.7%	28,912	40.9%	261,689	35.3%

Core NOI	$438,905	65.3%	$41,747	59.1%	$480,652	64.7%

	For the Six Months Ended June 30, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$631,256		$55,830		$687,086
Fees from single-family properties	13,312		1,528		14,840
Bad debt	(7,647)		(2,237)		(9,884)
Core revenues	636,921		55,121		692,042

Property tax expense	109,114	17.1%	11,513	20.9%	120,627	17.5%
HOA fees, net (2)	11,247	1.8%	1,026	1.9%	12,273	1.8%
R&M and turnover costs, net (2)	44,262	6.9%	6,308	11.4%	50,570	7.3%
Insurance	7,731	1.2%	801	1.5%	8,532	1.2%
Property management expenses, net (3)	48,798	7.7%	6,880	12.4%	55,678	8.0%
Core property operating expenses	221,152	34.7%	26,528	48.1%	247,680	35.8%

Core NOI	$415,769	65.3%	$28,593	51.9%	$444,362	64.2%
(1)Includes 52,987 properties that have been stabilized longer than 90 days prior to January 1, 2023.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 6.8% to $847.0 million for the six months ended June 30, 2024 from $793.3 million for the six months ended June 30, 2023. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 5.4% to $305.4 million for the six months ended June 30, 2024 from $289.6 million for the six months ended June 30, 2023. This increase was primarily driven by annual increases in property tax expense and inflationary increases in all other expenses.

Property Management Expenses

Property management expenses for the six months ended June 30, 2024 and 2023 were $63.8 million and $61.5 million, respectively, which included $2.8 million and $2.2 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses and noncash share-based compensation expense.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 5.5% to $671.7 million for the six months ended June 30, 2024 from $636.9 million for the six months ended June 30, 2023. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 5.7% to $2,163 per month for the six months ended June 30, 2024 compared to $2,045 per month for the six months ended June 30, 2023, as well as higher fees from single-family properties and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 96.4% for the six months ended June 30, 2024 compared to 97.1% for the six months ended June 30, 2023.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 5.3% to $232.8 million for the six months ended June 30, 2024 from $221.2 million for the six months ended June 30, 2023 primarily driven by annual increases in property tax expense and inflationary increases in all other expenses.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the six months ended June 30, 2024 and 2023 was $43.6 million and $37.8 million, respectively, which included $14.4 million and $9.7 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense as well as an increase in personnel related expenses.

Interest Expense

Interest expense increased 9.2% to $77.3 million for the six months ended June 30, 2024 from $70.7 million for the six months ended June 30, 2023. The increase was primarily due to additional interest from the issuance of unsecured senior notes in January 2024, partially offset by lower interest expense resulting from the payoff of the AMH 2014-SFR2 securitization in February 2024.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the six months ended June 30, 2024 and 2023 were $6.3 million and $9.3 million, respectively, which included $3.2 million and $2.4 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in personnel costs as a result of fewer planned transactions through our traditional acquisition channel during the six months ended June 30, 2024.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 3.3% to $233.3 million for the six months ended June 30, 2024 from $225.9 million for the six months ended June 30, 2023 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the six months ended June 30, 2024 and 2023 was $112.8 million and $147.4 million, respectively, which included $3.3 million and $0.8 million, respectively, of impairment charges in each period related to homes classified as held for sale during each period. The decrease was primarily related to lower net gains on property sales resulting from fewer properties sold.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $1.0 million for the six months ended June 30, 2024, compared to zero for the six months ended June 30, 2023, as a result of the payoff of the AMH 2014-SFR2 securitization in February 2024.

Other Income and Expense, net

Other income and expense, net for the six months ended June 30, 2024 and 2023 was $7.4 million and $7.2 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report. There have been no material changes to these estimates during the six months ended June 30, 2024.

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

Sources of Capital

We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), property dispositions and joint venture transactions. We expect to meet our operating liquidity requirements and our dividend distributions generally through cash on hand and cash provided by operations. For our acquisition and development expenditures, we expect to supplement these sources through the issuance of equity securities, including under our 2023 At-the-Market Program described below, borrowings under our $1.25 billion credit facility, issuances of unsecured senior notes, and proceeds from sales of single-family properties. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives including drawing on our revolving credit facility.

Our liquidity and capital resources as of June 30, 2024 included $718.4 million of cash and cash equivalents. Additionally, as of June 30, 2024, we had no outstanding borrowings and $2.3 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.25 billion of remaining borrowing capacity. During the six months ended June 30, 2024, the Company issued (i) $600.0 million of 5.500% unsecured senior notes with a maturity date of February 1, 2034 (the “2034 Notes I”), raising net proceeds of $595.5 million, (ii) $500.0 million of 5.500% unsecured senior notes with a maturity date of July 15, 2034 (the “2034 Notes II”), raising net proceeds of $494.0 million, and (iii) 932,746 Class A common shares under its 2023 At-the-Market Program, raising gross proceeds of $33.7 million with $864.3 million remaining available for future share issuances as of June 30, 2024. As of June 30, 2024, the Company also had estimated net proceeds of $109.3 million available from future settlement of the March 2024 Forward Sale Agreement under its 2023 At-the-Market Program (described below). We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, the repayment of our AMH 2014-SFR3 asset-backed securitization, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. During the six months ended June 30, 2024, the Company repaid all amounts due under the AMH 2014-SFR2 securitization and in July 2024, the Company provided notice to the third-party lender of its intent to repay all amounts due under the AMH 2014-SFR3 securitization during the third quarter of 2024. Except as described in Note 8. Debt, Note 9. Accounts Payable and Accrued Expenses, Note 15. Commitments and Contingencies and Note 16. Subsequent Events to our condensed consolidated financial statements in this report, there have been no other material changes outside the ordinary course of business to our other known contractual obligations described in “Liquidity and Capital Resources” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the Six Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$475,780	$415,676	$60,104
Net cash used for investing activities	(108,312)	(237,822)	129,510
Net cash provided by (used for) financing activities	292,317	(34,044)	326,361
Net increase in cash, cash equivalents and restricted cash	$659,785	$143,810	$515,975

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities increased $60.1 million, or 14.5%, from $415.7 million for the six months ended June 30, 2023 to $475.8 million for the six months ended June 30, 2024 as a result of increased cash inflows generated from a larger number of occupied properties and higher rental rates, partially offset by higher cash outflows for property related expenses as a result of inflationary increases as well as changes in working capital primarily related to the timing of payments for accounts payable and accrued expenses and prepaid expenses and other assets.

Investing Activities

Net cash used for investing activities decreased $129.5 million, or 54.5%, from $237.8 million for the six months ended June 30, 2023 to $108.3 million for the six months ended June 30, 2024. Our investing activities are most significantly impacted by the level of investment activity through traditional acquisition channels, availability of bulk portfolio acquisition opportunities, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. We have strategically scaled back acquisitions of single-family properties through our National Builder Program and traditional acquisition channels as the housing market adjusts to the current macroeconomic environment. We will continue to evaluate all of our growth channels and grow accordingly, if and when, acquisition opportunities are attractive relative to the condition of capital markets. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio.

Cash outflows for the addition of single-family properties to our portfolio, primarily for our AMH Development Program, decreased $21.3 million as a result of the timing of development-related payments. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. Cash outflows for recurring and other capital expenditures for single-family properties and renovations to single-family properties decreased $10.9 million largely as a result of scaled back acquisitions and a reduction in spend on property-enhancing capital expenditures during the six months ended June 30, 2024. Additional drivers for the decrease in net cash used for investing activities include (i) a $96.4 million increase in distributions from joint ventures, net of contributions, primarily due to additional cash distributions received with respect to our property and land contributions during the six months ended June 30, 2024, (ii) $25.7 million of cash proceeds received during the six months ended June 30, 2024 for our AMH 2014-SFR2 Class F asset-backed securitization certificates, and (iii) a $7.3 million decrease in cash outflows for other investing activities primarily due to a nonrecurring investment in a residential-focused proptech company during the six months ended June 30, 2023. These changes were partially offset by a $32.1 million decrease in net proceeds received from sales of single-family properties and other primarily resulting from fewer properties sold during the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $292.3 million for the six months ended June 30, 2024 compared to net cash used for financing activities of $34.0 million for the six months ended June 30, 2023. This $326.4 million change in financing activities was primarily due to (i) $1.1 billion of proceeds from unsecured senior notes, net of discounts and deferred financing costs paid, from the issuances of unsecured senior notes (see below) during the six months ended June 30, 2024 and (ii) a $40.0 million reduction in cash outflows to pay down our revolving credit facility. These changes were partially offset by (i) a $459.0 million increase in payments on asset-backed securitizations resulting from the payoff of the AMH 2014-SFR2 securitization during the six months ended June 30, 2024, (ii) a $265.2 million reduction in proceeds from the issuance of Class A common shares, net of offering costs, (iii) $36.4 million of payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program during the six months ended June 30, 2024, and (iv) a $35.9 million increase in distributions paid to common share and unit holders resulting from an 18% increase in distributions paid per common share and unit during the six months ended June 30, 2024.

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

Unsecured Senior Notes

During the first quarter of 2024, the Operating Partnership issued the 2034 Notes I, which carry a green bond designation and were issued under the Company’s green finance framework. Interest on the 2034 Notes I is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2024. The Operating Partnership received aggregate net proceeds of $595.5 million from this offering, after underwriting fees of $3.9 million and a $0.6 million discount, and before offering costs of $1.3 million. Pending full allocation of an amount equal to the net proceeds to finance new or existing projects meeting the eligibility criteria described in the prospectus supplement related to the offering, the Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including the payoff of the AMH 2014-SFR2 securitization. The Operating Partnership may redeem the 2034 Notes I in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2034 Notes I are redeemed on or after November 1, 2033 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2034 Notes I being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the second quarter of 2024, the Operating Partnership issued the 2034 Notes II. Interest on the 2034 Notes II is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2025. The Operating Partnership received aggregate net proceeds of $494.0 million from this offering, after underwriting fees of $3.3 million and a $2.7 million discount, and before offering costs of $1.1 million. The Operating Partnership intends to use the net proceeds from the offering for the repayment of outstanding indebtedness, which may include the repayment or voluntary prepayment of all or a portion of the outstanding AMH 2014-SFR3 securitization, as well as general corporate purposes, including, without limitation, property acquisitions and developments, the expansion, redevelopment and/or improvement of existing properties in the Company’s portfolio, other capital expenditures, working capital and other general purposes. The Operating Partnership may redeem the 2034 Notes II in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2034 Notes II are redeemed on or after April 15, 2034 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2034 Notes II being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

The 2034 Notes I and 2034 Notes II are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indentures require that we maintain certain financial covenants.

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the first quarter of 2024, the Company issued 932,746 Class A common shares under its 2023 At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. As of June 30, 2024, 3,732,429 shares have been issued under the 2023 At-the-Market Program and $864.3 million remained available for future share issuances.

During the first quarter of 2024, the Company entered into a forward sale agreement with the forward purchaser (the “March 2024 Forward Sale Agreement”), which is accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its 2023 At-the-Market Program at the request of the Company by the forward seller. The Company expects to physically settle the March 2024 Forward Sale Agreement by the delivery of the Class A common shares and receive proceeds by February 28, 2025, although the Company has the right to elect settlement prior to that time subject to certain conditions. Although the Company expects to physically settle, the March 2024 Forward Sale Agreement allows the Company to cash or net-share settle all or a portion of its obligations. If the Company elects to cash or net share settle the March 2024 Forward Sale Agreement, the Company may not receive any proceeds, and may owe cash or Class A common shares to the forward purchaser in certain circumstances. The March 2024 Forward Sale Agreement is subject to early termination or settlement under certain circumstances. As of June 30, 2024, the Company has estimated net proceeds of approximately $109.3 million available from future settlement under the March 2024 Forward Sale Agreement, subject to adjustment in accordance with the forward sale transaction.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2024 and 2023, we did not repurchase and retire any of our Class A common shares or preferred shares. As of June 30, 2024, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

During the six months ended June 30, 2024 and 2023, the Company distributed an aggregate $225.1 million and $189.2 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$92,142	$98,029	$201,431	$215,494
Adjustments:
Noncontrolling interests in the Operating Partnership	12,906	13,899	28,226	30,647
Gain on sale and impairment of single-family properties and other, net	(43,892)	(62,758)	(112,793)	(147,417)
Adjustments for unconsolidated joint ventures	1,196	1,058	2,793	1,568
Depreciation and amortization	117,603	113,199	233,329	225,916
Less: depreciation and amortization of non-real estate assets	(4,769)	(4,249)	(9,424)	(8,426)
FFO attributable to common share and unit holders (1)	$175,186	$159,178	$343,562	$317,782
Adjustments:
Acquisition, other transaction costs and other	2,937	4,175	6,261	9,251
Noncash share-based compensation - general and administrative	7,559	5,982	14,398	9,725
Noncash share-based compensation - property management	1,340	1,132	2,784	2,198
Loss on early extinguishment of debt	63	—	1,017	—
Core FFO attributable to common share and unit holders (1)	$187,085	$170,467	$368,022	$338,956
Recurring Capital Expenditures	(21,403)	(20,913)	(35,527)	(35,106)
Leasing costs	(1,042)	(768)	(1,837)	(1,576)
Adjusted FFO attributable to common share and unit holders (1)	$164,640	$148,786	$330,658	$302,274
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$108,534	$115,414	$236,629	$253,113
Interest expense	38,678	34,844	77,255	70,726
Depreciation and amortization	117,603	113,199	233,329	225,916
EBITDA	$264,815	$263,457	$547,213	$549,755

Gain on sale and impairment of single-family properties and other, net	(43,892)	(62,758)	(112,793)	(147,417)
Adjustments for unconsolidated joint ventures	1,196	1,058	2,793	1,568
EBITDAre	$222,119	$201,757	$437,213	$403,906

Noncash share-based compensation - general and administrative	7,559	5,982	14,398	9,725
Noncash share-based compensation - property management	1,340	1,132	2,784	2,198
Acquisition, other transaction costs and other	2,937	4,175	6,261	9,251
Loss on early extinguishment of debt	63	—	1,017	—
Adjusted EBITDAre	$234,018	$213,046	$461,673	$425,080

Recurring Capital Expenditures	(21,403)	(20,913)	(35,527)	(35,106)
Leasing costs	(1,042)	(768)	(1,837)	(1,576)
Fully Adjusted EBITDAre	$211,573	$191,365	$424,309	$388,398

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the six months ended June 30, 2024, the Company paid down $90.0 million on its revolving credit facility, resulting in no outstanding variable rate debt as of June 30, 2024 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.15	Form of Global Note representing the 2034 Notes I (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 30, 2024.)

4.16
Eighth Supplemental Indenture, dated as of June 26, 2024, between American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 26, 2024.)

4.17	Form of Global Note representing the 2034 Notes II (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 26, 2024.)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 2, 2024

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: August 2, 2024