Form 10-Q
period 2024-09-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2024-10-30
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
There were 368,872,212 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on October 28, 2024.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of September 30, 2024 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Single-family properties:
Land	$2,279,188	$2,234,301
Buildings and improvements	11,081,984	10,651,388
Single-family properties in operation	13,361,172	12,885,689
Less: accumulated depreciation	(2,962,482)	(2,719,970)
Single-family properties in operation, net	10,398,690	10,165,719
Single-family properties under development and development land	1,205,372	1,409,424
Single-family properties and land held for sale, net	218,969	182,082
Total real estate assets, net	11,823,031	11,757,225
Cash and cash equivalents	162,477	59,385
Restricted cash	155,372	162,476
Rent and other receivables	49,727	42,823
Escrow deposits, prepaid expenses and other assets	378,402	406,138
Investments in unconsolidated joint ventures	154,997	114,198
Asset-backed securitization certificates	—	25,666
Goodwill	120,279	120,279
Total assets	$12,844,285	$12,688,190

Liabilities
Revolving credit facility	$—	$90,000
Asset-backed securitizations, net	927,099	1,871,421
Unsecured senior notes, net	3,591,714	2,500,226
Accounts payable and accrued expenses	629,868	573,660
Total liabilities	5,148,681	5,035,307

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 365,885,188 and 364,296,431 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	3,659	3,643
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2024 and December 31, 2023)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at September 30, 2024 and December 31, 2023)	92	92
Additional paid-in capital	7,412,232	7,357,848
Accumulated deficit	(407,251)	(394,908)
Accumulated other comprehensive income	2,756	843
Total shareholders’ equity	7,011,494	6,967,524
Noncontrolling interest	684,110	685,359
Total equity	7,695,604	7,652,883

Total liabilities and equity	$12,844,285	$12,688,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Rents and other single-family property revenues	$445,055	$421,697	$1,292,104	$1,214,948

Expenses:
Property operating expenses	172,031	167,041	477,428	456,662
Property management expenses	31,973	30,785	95,757	92,251
General and administrative expense	19,247	18,336	62,825	56,128
Interest expense	43,611	34,381	120,866	105,107
Acquisition and other transaction costs	2,605	3,399	8,866	12,650
Depreciation and amortization	119,691	114,863	353,020	340,779
Hurricane-related charges, net	3,904	—	3,904	—
Total expenses	393,062	368,805	1,122,666	1,063,577

Gain on sale and impairment of single-family properties and other, net	32,697	33,335	145,490	180,752
Loss on early extinguishment of debt	(5,306)	—	(6,323)	—
Other income and expense, net	8,256	1,865	15,664	9,082

Net income	87,640	88,092	324,269	341,205

Noncontrolling interest	10,333	10,493	38,559	41,140
Dividends on preferred shares	3,486	3,486	10,458	10,458

Net income attributable to common shareholders	$73,821	$74,113	$275,252	$289,607

Weighted-average common shares outstanding:
Basic	366,981,466	362,426,273	366,757,369	361,665,436
Diluted	367,600,636	362,924,932	367,294,979	362,121,128

Net income attributable to common shareholders per share:
Basic	$0.20	$0.20	$0.75	$0.80
Diluted	$0.20	$0.20	$0.75	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$87,640	$88,092	$324,269	$341,205
Other comprehensive income (loss):
Cash flow hedging instruments:
Unrealized gain on cash flow hedging instruments	2,603	—	2,603	—
Reclassification adjustment for amortization of interest expense included in net income	(141)	(142)	(423)	(423)
Other comprehensive income (loss)	2,462	(142)	2,180	(423)
Comprehensive income	90,102	87,950	326,449	340,782
Comprehensive income attributable to noncontrolling interests	10,636	10,476	38,826	41,084
Dividends on preferred shares	3,486	3,486	10,458	10,458
Comprehensive income attributable to common shareholders	$75,980	$73,988	$277,165	$289,240

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2023	361,365,692	$3,614	635,075	$6	9,200,000	$92	$7,244,204	$(385,434)	$1,090	$6,863,572	$686,673	$7,550,245
Share-based compensation	—	—	—	—	—	—	6,416	—	—	6,416	—	6,416
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	55,156	—	—	—	—	—	845	—	—	845	—	845
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,303)	(11,303)
Common shares ($0.22 per share)	—	—	—	—	—	—	—	(80,131)	—	(80,131)	—	(80,131)
Net income	—	—	—	—	—	—	—	77,599	—	77,599	10,493	88,092
Total other comprehensive loss	—	—	—	—	—	—	—	—	(125)	(125)	(17)	(142)
Balances at September 30, 2023	361,420,848	$3,614	635,075	$6	9,200,000	$92	$7,251,465	$(391,452)	$965	$6,864,690	$685,846	$7,550,536

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2024	365,863,545	$3,659	635,075	$6	9,200,000	$92	$7,406,098	$(385,298)	$597	$7,025,154	$686,833	$7,711,987
Share-based compensation	—	—	—	—	—	—	5,743	—	—	5,743	—	5,743
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	21,643	—	—	—	—	—	391	—	—	391	—	391
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(13,359)	(13,359)
Common shares (0.26 per share)	—	—	—	—	—	—	—	(95,774)	—	(95,774)	—	(95,774)
Net income	—	—	—	—	—	—	—	77,307	—	77,307	10,333	87,640
Total other comprehensive income	—	—	—	—	—	—	—	—	2,159	2,159	303	2,462
Balances at September 30, 2024	365,885,188	$3,659	635,075	$6	9,200,000	$92	$7,412,232	$(407,251)	$2,756	$7,011,494	$684,110	$7,695,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$324,269	$341,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353,020	340,779
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	8,966	9,193
Noncash share-based compensation	26,152	20,748
Loss on early extinguishment of debt	6,323	—
Equity in net loss (income) of unconsolidated entities	454	(1,581)
Return on investment from unconsolidated joint ventures	1,946	1,788
Gain on sale and impairment of single-family properties and other, net	(145,490)	(180,752)
Other changes in operating assets and liabilities:
Rent and other receivables	(6,904)	(8,206)
Prepaid expenses and other assets	17,922	(3,606)
Deferred leasing costs	(2,832)	(2,368)
Accounts payable and accrued expenses	125,788	104,670
Amounts due from related parties	(266)	1,504
Net cash provided by operating activities	709,348	623,374

Investing activities
Cash paid for single-family properties	(12,013)	(5,862)
Change in escrow deposits for purchase of single-family properties	(5,870)	2,808
Net proceeds received from sales of single-family properties and other	382,921	384,343
Proceeds received from storm-related insurance claims	—	2,185
Proceeds from notes receivable related to the sale of properties	370	663
Investment in unconsolidated joint ventures	(15,538)	(12,519)
Distributions from joint ventures	115,409	34,352
Renovations to single-family properties	(29,771)	(23,886)
Recurring and other capital expenditures for single-family properties	(81,197)	(106,372)
Cash paid for development activity	(651,768)	(708,823)
Cash paid for deposits on land option contracts	(653)	(1,142)
Proceeds from asset-backed securitization certificates	25,666	—
Other investing activities	(20,604)	(31,063)
Net cash used for investing activities	(293,048)	(465,316)

Financing activities
Proceeds from issuance of Class A common shares	33,249	298,372
Payments of Class A common share issuance costs	(34)	—
Proceeds from issuances under share-based compensation plans	3,875	4,453
Payments related to tax withholding for share-based compensation	(8,842)	(3,842)
Payments on asset-backed securitizations	(948,812)	(18,533)
Payments on revolving credit facility	(90,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	1,096,633	—
Payments related to liabilities to repurchase consolidated land not owned	(47,863)	—
Distributions to noncontrolling interests	(39,965)	(33,774)
Distributions to common shareholders	(287,126)	(239,589)
Distributions to preferred shareholders	(10,458)	(10,458)
Deferred financing costs paid	(20,969)	—
Net cash used for financing activities	(320,312)	(133,371)

Net increase in cash, cash equivalents and restricted cash	95,988	24,687
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	221,861	217,960
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$317,849	$242,647

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(109,684)	$(102,920)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$58,723	$84,224
Transfers of completed homebuilding deliveries to properties	695,969	514,180
Property and land contributions to unconsolidated joint ventures	(156,934)	(33,385)
Unrealized gain on cash flow hedging instruments	2,603	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	440	551
Accrued distributions to affiliates	1,717	1,083
Accrued distributions to non-affiliates	162	138

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Single-family properties:
Land	$2,279,188	$2,234,301
Buildings and improvements	11,081,984	10,651,388
Single-family properties in operation	13,361,172	12,885,689
Less: accumulated depreciation	(2,962,482)	(2,719,970)
Single-family properties in operation, net	10,398,690	10,165,719
Single-family properties under development and development land	1,205,372	1,409,424
Single-family properties and land held for sale, net	218,969	182,082
Total real estate assets, net	11,823,031	11,757,225
Cash and cash equivalents	162,477	59,385
Restricted cash	155,372	162,476
Rent and other receivables	49,727	42,823
Escrow deposits, prepaid expenses and other assets	378,402	406,138
Investments in unconsolidated joint ventures	154,997	114,198
Amounts due from affiliates	—	25,666
Goodwill	120,279	120,279
Total assets	$12,844,285	$12,688,190

Liabilities
Revolving credit facility	$—	$90,000
Asset-backed securitizations, net	927,099	1,871,421
Unsecured senior notes, net	3,591,714	2,500,226
Accounts payable and accrued expenses	629,868	573,660
Total liabilities	5,148,681	5,035,307

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (366,520,263 and 364,931,506 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	6,786,898	6,744,841
Preferred units (9,200,000 units issued and outstanding at September 30, 2024 and December 31, 2023)	221,840	221,840
Limited partner:
Common units (51,376,980 units issued and outstanding at September 30, 2024 and December 31, 2023)	683,724	685,240
Accumulated other comprehensive income	3,142	962
Total capital	7,695,604	7,652,883

Total liabilities and capital	$12,844,285	$12,688,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Rents and other single-family property revenues	$445,055	$421,697	$1,292,104	$1,214,948

Expenses:
Property operating expenses	172,031	167,041	477,428	456,662
Property management expenses	31,973	30,785	95,757	92,251
General and administrative expense	19,247	18,336	62,825	56,128
Interest expense	43,611	34,381	120,866	105,107
Acquisition and other transaction costs	2,605	3,399	8,866	12,650
Depreciation and amortization	119,691	114,863	353,020	340,779
Hurricane-related charges, net	3,904	—	3,904	—
Total expenses	393,062	368,805	1,122,666	1,063,577

Gain on sale and impairment of single-family properties and other, net	32,697	33,335	145,490	180,752
Loss on early extinguishment of debt	(5,306)	—	(6,323)	—
Other income and expense, net	8,256	1,865	15,664	9,082

Net income	87,640	88,092	324,269	341,205

Preferred distributions	3,486	3,486	10,458	10,458

Net income attributable to common unitholders	$84,154	$84,606	$313,811	$330,747

Weighted-average common units outstanding:
Basic	418,358,446	413,803,253	418,134,349	413,042,416
Diluted	418,977,616	414,301,912	418,671,959	413,498,108

Net income attributable to common unitholders per unit:
Basic	$0.20	$0.20	$0.75	$0.80
Diluted	$0.20	$0.20	$0.75	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$87,640	$88,092	$324,269	$341,205
Other comprehensive income (loss):
Cash flow hedging instruments:
Unrealized gain on cash flow hedging instruments	2,603	—	2,603	—
Reclassification adjustment for amortization of interest expense included in net income	(141)	(142)	(423)	(423)
Other comprehensive income (loss)	2,462	(142)	2,180	(423)
Comprehensive income	90,102	87,950	326,449	340,782
Preferred distributions	3,486	3,486	10,458	10,458
Comprehensive income attributable to common unitholders	$86,616	$84,464	$315,991	$330,324

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2023	364,931,506	$6,744,841	$221,840	51,376,980	$685,240	$962	$7,652,883
Share-based compensation	—	9,925	—	—	—	—	9,925
Common units issued under share-based compensation plans, net of units withheld for employee taxes	457,794	(6,513)	—	—	—	—	(6,513)
Issuance of Class A common units, net of offering costs of $34	932,746	33,215	—	—	—	—	33,215
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.26 per unit)	—	(95,889)	—	—	(13,358)	—	(109,247)
Net income	—	109,289	3,486	—	15,320	—	128,095
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at March 31, 2024	366,322,046	$6,794,868	$221,840	51,376,980	$687,202	$821	$7,704,731
Share-based compensation	—	10,484	—	—	—	—	10,484
Common units issued under share-based compensation plans, net of units withheld for employee taxes	176,574	1,155	—	—	—	—	1,155
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.26 per unit)	—	(95,932)	—	—	(13,358)	—	(109,290)
Net income	—	92,142	3,486	—	12,906	—	108,534
Total other comprehensive loss	—	—	—	—	—	(141)	(141)
Balances at June 30, 2024	366,498,620	$6,802,717	$221,840	51,376,980	$686,750	$680	$7,711,987
Share-based compensation	—	5,743	—	—	—	—	5,743
Common units issued under share-based compensation plans, net of units withheld for employee taxes	21,643	391	—	—	—	—	391
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.26 per unit)	—	(95,774)	—	—	(13,359)	—	(109,133)
Net income	—	73,821	3,486	—	10,333	—	87,640
Total other comprehensive income	—	—	—	—	—	2,462	2,462
Balances at September 30, 2024	366,520,263	$6,786,898	$221,840	51,376,980	$683,724	$3,142	$7,695,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$324,269	$341,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353,020	340,779
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	8,966	9,193
Noncash share-based compensation	26,152	20,748
Loss on early extinguishment of debt	6,323	—
Equity in net loss (income) of unconsolidated entities	454	(1,581)
Return on investment from unconsolidated joint ventures	1,946	1,788
Gain on sale and impairment of single-family properties and other, net	(145,490)	(180,752)
Other changes in operating assets and liabilities:
Rent and other receivables	(6,904)	(8,206)
Prepaid expenses and other assets	17,922	(3,606)
Deferred leasing costs	(2,832)	(2,368)
Accounts payable and accrued expenses	125,788	104,670
Amounts due from related parties	(266)	1,504
Net cash provided by operating activities	709,348	623,374

Investing activities
Cash paid for single-family properties	(12,013)	(5,862)
Change in escrow deposits for purchase of single-family properties	(5,870)	2,808
Net proceeds received from sales of single-family properties and other	382,921	384,343
Proceeds received from storm-related insurance claims	—	2,185
Proceeds from notes receivable related to the sale of properties	370	663
Investment in unconsolidated joint ventures	(15,538)	(12,519)
Distributions from joint ventures	115,409	34,352
Renovations to single-family properties	(29,771)	(23,886)
Recurring and other capital expenditures for single-family properties	(81,197)	(106,372)
Cash paid for development activity	(651,768)	(708,823)
Cash paid for deposits on land option contracts	(653)	(1,142)
Proceeds from repayment of loan from affiliate	25,666	—
Other investing activities	(20,604)	(31,063)
Net cash used for investing activities	(293,048)	(465,316)

Financing activities
Proceeds from issuance of Class A common units	33,249	298,372
Payments of Class A common unit issuance costs	(34)	—
Proceeds from issuances under share-based compensation plans	3,875	4,453
Payments related to tax withholding for share-based compensation	(8,842)	(3,842)
Payments on asset-backed securitizations	(948,812)	(18,533)
Payments on revolving credit facility	(90,000)	(130,000)
Proceeds from unsecured senior notes, net of discount	1,096,633	—
Payments related to liabilities to repurchase consolidated land not owned	(47,863)	—
Distributions to common unitholders	(327,091)	(273,363)
Distributions to preferred unitholders	(10,458)	(10,458)
Deferred financing costs paid	(20,969)	—
Net cash used for financing activities	(320,312)	(133,371)

Net increase in cash, cash equivalents and restricted cash	95,988	24,687
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	221,861	217,960
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$317,849	$242,647

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(109,684)	$(102,920)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$58,723	$84,224
Transfers of completed homebuilding deliveries to properties	695,969	514,180
Property and land contributions to unconsolidated joint ventures	(156,934)	(33,385)
Unrealized gain on cash flow hedging instruments	2,603	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	440	551
Accrued distributions to affiliates	1,717	1,083
Accrued distributions to non-affiliates	162	138

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of September 30, 2024, the Company held 59,902 single-family properties in 21 states, including 1,003 properties classified as held for sale.

AMH is the general partner of, and as of September 30, 2024 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership was $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH in connection with the Operating Partnership’s AMH 2014-SFR2 securitization debt offering. The asset-backed securitization certificates were recorded as an asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership prior to the Operating Partnership’s payoff of the AMH 2014-SFR2 securitization during the first quarter of 2024 (see Note 8. Debt). AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

In Note 5. Rent and Other Receivables, the Company has reclassified certain immaterial tenant charge-backs for the three and nine months ended September 30, 2023, respectively, from variable lease payments to fixed lease payments to conform with the current year presentation.

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

As of September 30, 2024, the Company entered into real estate exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to defer taxable gains on the exchange of like-kind property (“1031 Exchange”). Our 1031 Exchange transactions are facilitated by a qualified intermediary (the “QI”), which holds the proceeds from the Company’s disposition of real properties until such transactions are complete. The QI established a special purpose entity, which was determined to be a VIE (the “1031 VIE”), to hold the disposition proceeds in an escrow account and the 1031 VIE must use the proceeds to acquire replacement real property for the Company in a manner consistent with the requirements of Section 1031 of the Code. To the extent the proceeds are not used to acquire replacement real property, the 1031 VIE pays the proceeds to the Company. The Company is the primary beneficiary of the 1031 VIE as it retains essentially all economic benefits related to the 1031 VIE and directs the activities that most significantly impact the 1031 VIE’s economic performance and therefore the 1031 VIE and the related disposition proceeds are consolidated within the condensed consolidated financial statements.

The Company also holds investments in venture capital funds and deposits with land banking entities that we determined are VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities. The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the carrying value of the investments in these venture capital funds was $13.3 million and $13.0 million, respectively, and the Company’s maximum exposure to loss was $15.4 million and $15.6 million, respectively, which includes all future capital funding requirements. The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the carrying value of the deposits with land banking entities and the Company’s maximum exposure to loss was $9.0 million and $15.7 million, respectively.

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

Note 3. Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of funds held related to resident security deposits, cash reserves in accordance with certain loan agreements, funds held in the custody of our transfer agent for the payment of distributions and funds held for the purpose of facilitating 1031 Exchange transactions. Funds held related to resident security deposits are restricted during the term of the related lease agreement, which is generally one year. Cash reserved in connection with lender requirements is restricted during the term of the related debt instrument.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	September 30,		December 31,
	2024	2023	2023	2022
Cash and cash equivalents	$162,477	$69,514	$59,385	$69,155
Restricted cash	155,372	173,133	162,476	148,805
Total cash, cash equivalents and restricted cash	$317,849	$242,647	$221,861	$217,960

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Occupied single-family properties	$9,699,688	$9,595,421
Single-family properties leased, not yet occupied	67,379	54,481
Single-family properties in turnover process	410,252	370,856
Single-family properties recently renovated or developed	217,509	140,962
Single-family properties newly acquired and under renovation	3,862	3,999
Single-family properties in operation, net	10,398,690	10,165,719
Development land	573,566	563,718
Single-family properties under development	631,806	845,706
Single-family properties and land held for sale, net	218,969	182,082
Total real estate assets, net	$11,823,031	$11,757,225

Depreciation expense related to single-family properties was $113.9 million and $109.6 million for the three months ended September 30, 2024 and 2023, respectively, and $336.2 million and $325.7 million for the nine months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024, Hurricanes Beryl, Debby and Helene impacted certain properties in our Texas, Florida, Georgia and Carolinas markets for minor repair and remediation costs that were not subject to the Company’s property and casualty insurance policies. The Company recognized $3.9 million in hurricane related charges primarily related to actual and estimated accruals for minor repair and remediation costs which was included in hurricane-related charges, net within the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. During the three months ended September 30, 2024 and 2023, the Company disposed of single-family properties and land for aggregate net proceeds of $103.1 million and $72.4 million, respectively, which resulted in an aggregate net gain on sale of $35.8 million and $35.6 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company disposed of single-family properties and land for aggregate net proceeds of $382.9 million and $384.3 million, respectively, which resulted in an aggregate net gain on sale of $165.6 million and $184.1 million, respectively.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $66.0 million and $64.3 million for the three months ended September 30, 2024 and 2023, respectively, and $168.1 million and $162.6 million for the nine months ended September 30, 2024 and 2023, respectively. Variable lease payments for fees from single-family properties were $8.1 million and $8.0 million for the three months ended September 30, 2024 and 2023, respectively, and $24.2 million and $22.9 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of September 30, 2024 (amounts in thousands):

September 30, 2024
Remaining 2024	$328,310
2025	526,163
2026	32,131
Total	$886,604

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Escrow deposits, prepaid expenses and other	$124,804	$136,640
Consolidated land not owned	124,487	147,330
Commercial real estate, software, vehicles and FF&E, net	101,384	96,862
Operating lease right-of-use assets	14,428	16,623
Deferred costs and other intangibles, net	12,616	7,630
Notes receivable, net	683	1,053
Total	$378,402	$406,138

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $4.9 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively, and $14.3 million and $12.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Deferred leasing costs	$3,297	$2,865
Deferred financing costs (1)	11,452	22,491
	14,749	25,356
Less: accumulated amortization (1)	(2,133)	(17,726)
Total	$12,616	$7,630
(1)Unamortized deferred financing costs associated with the Company’s previous revolving credit facility were written off in July 2024 as a result of the termination of that facility. As of September 30, 2024, deferred financing costs and accumulated amortization reflect costs and related amortization incurred as a result of the Company entering into its current revolving credit facility in July 2024 (see Note 8. Debt).

Amortization expense related to deferred leasing costs was $0.9 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.5 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.7 million for both the three months ended September 30, 2024 and 2023 and $2.1 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2024 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs (1)	Total
Remaining 2024	$670	$456	$1,126
2025	1,102	2,288	3,390
2026	—	2,288	2,288
2027	—	2,288	2,288
2028	—	2,297	2,297
Thereafter	—	1,227	1,227
Total	$1,772	$10,844	$12,616
(1)Unamortized deferred financing costs associated with the Company’s previous revolving credit facility were written off in July 2024 as a result of the termination of that facility. Estimated annual amortization expense related to deferred financing costs as of September 30, 2024 reflect costs incurred as a result of the Company entering into its current revolving credit facility (see Note 8. Debt).

Note 7. Investments in Unconsolidated Joint Ventures

As of September 30, 2024, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures as of September 30, 2024 and December 31, 2023 (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at September 30, 2024	Completed Homes at September 30, 2024	Balances at September 30, 2024	Balances at December 31, 2023
Alaska JV	20%	195	$14,275	$14,973
Institutional Investor JV	20%	1,015	13,599	15,163
J.P. Morgan JV I	20%	1,977	101,579	75,735
J.P. Morgan JV II	20%	84	25,544	8,327
		3,271	$154,997	$114,198

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $4.0 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $10.6 million and $7.7 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations.

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

During the first quarter of 2022, J.P. Morgan JV I entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.50% margin and matures on January 28, 2025. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of September 30, 2024, J.P. Morgan JV I’s loan had a $324.0 million outstanding principal balance.

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at SOFR plus a 1.90% margin and matures on July 1, 2027. As of September 30, 2024, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2024 and December 31, 2023 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2024	December 31, 2023
AMH 2014-SFR2 securitization	4.42%	N/A	$—	$461,498
AMH 2014-SFR3 securitization	4.40%	N/A	—	477,064
AMH 2015-SFR1 securitization (2)	4.14%	April 9, 2045	496,732	502,299
AMH 2015-SFR2 securitization (3)	4.36%	October 9, 2045	432,040	436,297
Total asset-backed securitizations			928,772	1,877,158
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	—
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	—
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (6)	5.91%	July 16, 2029	—	90,000
Total debt			4,578,772	4,517,158
Unamortized discounts on unsecured senior notes			(33,893)	(32,981)
Deferred financing costs, net (7)			(26,066)	(22,530)
Total debt per balance sheet			$4,518,813	$4,461,647
(1)Interest rates are rounded and as of September 30, 2024. Unless otherwise stated, interest rates are fixed percentages.
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
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods. The Company had approximately $2.3 million and $2.7 million committed to outstanding letters of credit that reduced our borrowing capacity as of September 30, 2024 and December 31, 2023, respectively. The revolving credit facility bears interest at SOFR plus a 0.10% spread adjustment and a margin of 0.85% as of September 30, 2024.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.6 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $4.9 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in gross interest, prior to interest capitalization.

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

During the third quarter of 2024, the Company terminated its previous revolving credit facility, which resulted in $4.8 million of charges related to the write-off of unamortized deferred financing costs and included in loss on early extinguishment of debt within the condensed consolidated statements of operations.

During the third quarter of 2024, the Operating Partnership paid off the $471.8 million outstanding principal on the AMH 2014-SFR3 securitization, which resulted in $0.5 million of charges related to the write-off of unamortized deferred financing costs and related legal fees and included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2014-SFR3 securitization also resulted in the release of the 4,541 homes pledged as collateral and $10.9 million of cash restricted for lender requirements.

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

During the second quarter of 2024, the Operating Partnership issued $500.0 million of 5.500% unsecured senior notes with a maturity date of July 15, 2034 (the “2034 Notes II”). Interest on the 2034 Notes II is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2025. The Operating Partnership received aggregate net proceeds of $494.0 million from this offering, after underwriting fees of $3.3 million and a $2.7 million discount, and before offering costs of $1.1 million. The Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including the payoff of the AMH 2014-SFR3 securitization, as well as general corporate purposes. The Operating Partnership may redeem the 2034 Notes II in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2034 Notes II are redeemed on or after April 15, 2034 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2034 Notes II being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

The 2034 Notes I and 2034 Notes II are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indentures require that we maintain certain financial covenants.

Revolving Credit Facility

During the third quarter of 2024, the Company entered into a new credit agreement with a $1.25 billion sustainability-linked revolving credit facility. The interest rate on the new revolving credit facility is at either a daily or Term SOFR plus a 0.10% spread adjustment and a margin ranging from 0.725% to 1.40% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or the daily SOFR plus 1.10%) plus a margin ranging from 0.00% to 0.40%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The new revolving credit facility matures on July 16, 2028, with two six-month extension options at the Company’s election if certain conditions are met.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of September 30, 2024 (amounts in thousands):

Debt Maturities
Remaining 2024	$2,576
2025	10,302
2026	10,302
2027	10,302
2028	510,302
Thereafter	4,034,988
Total debt	$4,578,772

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Gross interest cost	$56,505	$48,551	$161,113	$146,098
Capitalized interest	(12,894)	(14,170)	(40,247)	(40,991)
Interest expense	$43,611	$34,381	$120,866	$105,107

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Accrued property taxes	$183,670	$59,015
Resident security deposits	122,054	119,577
Liability for consolidated land not owned	96,316	108,688
Accrued construction and maintenance liabilities	73,458	94,004
Accrued interest	42,234	40,017
Prepaid rent	28,529	30,320
Operating lease liabilities	16,029	18,288
Accounts payable	1,022	36,056
Other accrued liabilities	66,556	67,695
Total	$629,868	$573,660

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the first quarter of 2024, the Company issued 932,746 Class A common shares under its 2023 At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. As of September 30, 2024, 3,732,429 shares have been issued under the 2023 At-the-Market Program and $864.3 million remained available for future share issuances.

During the first quarter of 2024, the Company entered into a forward sale agreement with the forward purchaser (the “March 2024 Forward Sale Agreement”), which is accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its 2023 At-the-Market Program at the request of the Company by the forward seller. In October 2024, the Company issued and physically settled the 2,987,024 Class A common shares, receiving net proceeds of $109.8 million.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2024 and 2023, we did not repurchase and retire any of our Class A common shares or preferred shares. As of September 30, 2024, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares

As of September 30, 2024 and December 31, 2023, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				September 30, 2024		December 31, 2023
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	September 30, 2024	June 30, 2024	March 31, 2024	September 30, 2023	June 30, 2023	March 31, 2023
Class A and Class B common shares	$0.26	$0.26	$0.26	$0.22	$0.22	$0.22
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39	0.39	0.39

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.2%, of the total 417,897,243 and 416,308,486 Class A units in the Operating Partnership as of September 30, 2024 and December 31, 2023, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1%, of the total 417,897,243 and 416,308,486 Class A units in the Operating Partnership as of September 30, 2024 and December 31, 2023, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the nine months ended September 30, 2024 and 2023 generally vest over a three-year service period. RSUs granted to non-management trustees during the nine months ended September 30, 2024 and 2023 vest over a one-year service period.

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

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the nine months ended September 30, 2024 and 2023 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2024 through December 31, 2026 for PSUs granted during the nine months ended September 30, 2024 and from January 1, 2023 through December 31, 2025 for PSUs granted during the nine months ended September 30, 2023. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Options outstanding at beginning of period	522,675	730,550
Granted	—	—
Exercised	(132,675)	(182,875)
Forfeited	—	—
Options outstanding at end of period	390,000	547,675
Options exercisable at end of period	390,000	547,675

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
RSUs outstanding at beginning of period	1,090,522	1,024,722
Granted	694,324	509,730
Vested	(553,517)	(417,616)
Forfeited	(37,444)	(23,998)
RSUs outstanding at end of period	1,193,885	1,092,838

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
PSUs outstanding at beginning of period (1)	520,219	294,423
Granted (1)	254,157	227,033
Adjustment for performance achievement (2)	75,109	—
Vested	(167,428)	—
Forfeited (1)	(4,759)	(1,237)
PSUs outstanding at end of period (1)	677,298	520,219
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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expense	$3,601	$4,160	$17,999	$13,885
Property management expenses	1,043	953	3,827	3,151
Acquisition and other transaction costs	1,099	1,303	4,326	3,712
Total noncash share-based compensation expense	$5,743	$6,416	$26,152	$20,748

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$87,640	$88,092	$324,269	$341,205
Less:
Noncontrolling interest	10,333	10,493	38,559	41,140
Dividends on preferred shares	3,486	3,486	10,458	10,458
Allocation to participating securities (1)	313	238	963	854
Numerator for income per common share–basic and diluted	$73,508	$73,875	$274,289	$288,753

Denominator:
Weighted-average common shares outstanding–basic	366,981,466	362,426,273	366,757,369	361,665,436
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	619,170	498,659	537,610	455,692
Weighted-average common shares outstanding–diluted (3)	367,600,636	362,924,932	367,294,979	362,121,128

Net income per common share:
Basic	$0.20	$0.20	$0.75	$0.80
Diluted	$0.20	$0.20	$0.75	$0.80
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three and nine months ended September 30, 2024 and 2023 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three and nine months ended September 30, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).
(3)The effect of the potential conversion of OP units is not reflected in the computation of basic and diluted earnings per share as they are exchangeable for Class A common shares on a one-for-one basis. The income allocable to the OP units is allocated on this same basis and reflected as noncontrolling interest in the accompanying condensed consolidated financial statements. As such, the assumed conversion of the OP units would have no net impact on the determination of diluted earnings per share.

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$87,640	$88,092	$324,269	$341,205
Less:
Preferred distributions	3,486	3,486	10,458	10,458
Allocation to participating securities (1)	313	238	963	854
Numerator for income per common unit–basic and diluted	$83,841	$84,368	$312,848	$329,893

Denominator:
Weighted-average common units outstanding–basic	418,358,446	413,803,253	418,134,349	413,042,416
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	619,170	498,659	537,610	455,692
Weighted-average common units outstanding–diluted	418,977,616	414,301,912	418,671,959	413,498,108

Net income per common unit:
Basic	$0.20	$0.20	$0.75	$0.80
Diluted	$0.20	$0.20	$0.75	$0.80
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three and nine months ended September 30, 2024 and 2023 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three and nine months ended September 30, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2014-SFR2 securitization, net	$—	$—	$460,507	$463,237
AMH 2014-SFR3 securitization, net	—	—	475,854	478,833
AMH 2015-SFR1 securitization, net	496,159	498,603	500,713	503,668
AMH 2015-SFR2 securitization, net	430,940	433,815	434,347	437,508
Total asset-backed securitizations, net	927,099	932,418	1,871,421	1,883,246
2028 unsecured senior notes, net	497,337	495,595	496,745	486,875
2029 unsecured senior notes, net	397,524	404,312	397,107	396,956
2031 unsecured senior notes, net	442,951	387,122	442,172	371,817
2032 unsecured senior notes, net	585,012	554,910	583,521	539,304
2034 unsecured senior notes I, net	594,529	620,004	—	—
2034 unsecured senior notes II, net	493,162	517,470	—	—
2051 unsecured senior notes, net	291,729	211,587	291,498	207,264
2052 unsecured senior notes, net	289,470	248,697	289,183	244,275
Total unsecured senior notes, net	3,591,714	3,439,697	2,500,226	2,246,491
Revolving credit facility	—	—	90,000	90,000
Total debt	$4,518,813	$4,372,115	$4,461,647	$4,219,737

During the third quarter of 2024, in anticipation of a potential debt issuance and in order to hedge interest rate risk, the Company entered into two treasury lock agreements with an aggregate notional amount of $200.0 million based on the 10-year treasury note rates at the time. The treasury locks were designated as cash flow hedging instruments and had an aggregate fair value of $2.6 million as of September 30, 2024, which was included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets, with a corresponding unrealized gain reflected in other comprehensive income. The treasury locks will be settled upon the issuance of debt and the amounts recorded in other comprehensive income will be reclassified into earnings as a reduction of interest expense over the term of the debt. The treasury locks are the only financial instruments recorded at fair value on a recurring basis in the condensed consolidated financial statements and are classified as Level 2 within the fair value hierarchy as their fair values are estimated using observable inputs based on the 10-year treasury note rate.

Note 14. Related Party Transactions

As of both September 30, 2024 and December 31, 2023, affiliates owned approximately 12.5%, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of September 30, 2024 and December 31, 2023) an approximate 23.2% and 23.3% interest as of September 30, 2024 and December 31, 2023, respectively.

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

Note 15. Commitments and Contingencies

As of September 30, 2024, the Company had commitments to acquire 2 single-family properties through our traditional acquisition channel for an aggregate purchase price of $0.7 million, as well as $80.5 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of September 30, 2024, the Company also had a commitment to acquire 1,673 single-family properties in a bulk acquisition for a purchase price of $479.8 million which closed in October 2024. See Note 16. Subsequent Events.

As of September 30, 2024, the Company had sales in escrow for approximately 188 of our single-family properties and 767 of our land lots for an aggregate selling price of $149.7 million.

As of September 30, 2024, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $235.6 million.

Legal Matters

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

Note 16. Subsequent Events

Subsequent Acquisitions

In October 2024, the Company acquired a portfolio of 1,673 single-family properties located in 13 markets across the United States for $479.8 million. The Company funded the transaction through a combination of cash on hand and its previously undrawn revolving credit facility. The Company also added 158 properties to its portfolio, which included 156 newly constructed properties delivered through our AMH Development Program and two properties acquired through our traditional acquisition channel, for a total cost of approximately $61.3 million during the period October 1, 2024 through October 23, 2024.

Subsequent Dispositions

From October 1, 2024 through October 23, 2024, the Company disposed of 97 properties for aggregate net proceeds of approximately $28.5 million.

Revolving Credit Facility

From October 1, 2024 through October 25, 2024, the Company borrowed $400.0 million and paid down $100.0 million under its revolving credit facility, resulting in $300.0 million of outstanding borrowings under its revolving credit facility as of October 25, 2024.

March 2024 Forward Sale Agreement Settlement

In October 2024, the Company issued and physically settled 2,987,024 Class A common shares under its March 2024 Forward Sale Agreement, receiving net proceeds of $109.8 million. See Note 10. Shareholders’ Equity / Partners’ Capital.

Hurricane Milton

In October 2024, Hurricane Milton impacted certain properties in our Florida market for minor repair and remediation costs that were not subject to the Company’s property and casualty insurance policies. The Company is still assessing damages but preliminarily we expect to record a hurricane-related charge in the range of $3 million to $4 million in the fourth quarter of 2024.

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

As of September 30, 2024, we owned 59,902 single-family properties in select submarkets of metropolitan statistical areas in 21 states, including 1,003 properties held for sale, compared to 59,332 single-family properties in 21 states, including 862 properties held for sale, as of December 31, 2023 and 59,092 single-family properties in 21 states, including 700 properties held for sale, as of September 30, 2023. As of September 30, 2024, 55,726 of our total properties (excluding properties held for sale) were occupied, compared to 55,768 of our total properties (excluding properties held for sale) as of December 31, 2023 and 55,949 of our total properties (excluding properties held for sale) as of September 30, 2023. Also, as of September 30, 2024, the Company had an additional 3,271 properties held in unconsolidated joint ventures, compared to 2,978 properties held in unconsolidated joint ventures as of December 31, 2023 and 2,936 properties held in unconsolidated joint ventures as of September 30, 2023. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of September 30, 2024:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,891	10.0%	$1,355.3	10.1%	$230,069	2,178	17.4	2016
Charlotte, NC	4,129	7.0%	927.6	6.9%	224,651	2,115	18.1	2015
Dallas-Fort Worth, TX	3,867	6.6%	682.3	5.1%	176,435	2,087	20.2	2014
Phoenix, AZ	3,312	5.6%	723.6	5.4%	218,485	1,845	19.6	2016
Nashville, TN	3,358	5.7%	851.7	6.4%	253,658	2,120	16.4	2016
Jacksonville, FL	3,264	5.5%	740.7	5.5%	226,933	1,927	14.2	2016
Tampa, FL	2,972	5.0%	716.3	5.4%	241,032	1,948	15.0	2016
Indianapolis, IN	2,814	4.8%	492.8	3.7%	175,141	1,925	21.7	2014
Houston, TX	2,304	3.9%	412.1	3.1%	178,850	2,079	18.8	2014
Las Vegas, NV	2,435	4.1%	730.0	5.5%	299,767	1,946	10.9	2017
Raleigh, NC	2,183	3.7%	438.5	3.3%	200,849	1,887	18.2	2015
Columbus, OH	2,162	3.7%	433.1	3.2%	200,332	1,886	21.5	2015
Cincinnati, OH	2,121	3.6%	422.2	3.2%	199,041	1,843	21.7	2014
Orlando, FL	2,125	3.6%	499.4	3.7%	234,992	1,924	17.0	2016
Salt Lake City, UT	1,936	3.3%	595.5	4.5%	307,558	2,246	17.6	2016
Charleston, SC	1,599	2.7%	378.5	2.8%	236,765	1,966	13.1	2017
Greater Chicago area, IL and IN	1,527	2.6%	295.0	2.2%	193,164	1,867	23.1	2013
San Antonio, TX	1,179	2.0%	235.2	1.8%	199,475	1,912	15.6	2015
Savannah/Hilton Head, SC	1,058	1.8%	227.0	1.7%	214,582	1,888	15.9	2016
Seattle, WA	1,012	1.7%	342.0	2.6%	338,031	2,009	14.3	2017
All Other (2)	7,651	13.1%	1,862.4	13.9%	243,419	1,919	17.1	2016
Total/Average	58,899	100.0%	$13,361.2	100.0%	$226,849	1,993	17.6	2016
(1)Excludes 1,003 single-family properties held for sale as of September 30, 2024.
(2)Represents 15 markets in 13 states.

The following table summarizes certain key leasing metrics as of September 30, 2024:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	95.0%	$2,257	12.1	6.5	4.8%
Charlotte, NC	96.2%	2,181	12.1	6.3	5.9%
Dallas-Fort Worth, TX	95.8%	2,287	12.1	6.5	4.5%
Phoenix, AZ	95.0%	2,120	12.0	6.2	3.4%
Nashville, TN	95.3%	2,339	12.1	6.4	5.1%
Jacksonville, FL	94.4%	2,170	12.0	6.2	4.9%
Tampa, FL	94.0%	2,409	12.1	6.1	4.5%
Indianapolis, IN	96.4%	1,870	12.2	6.4	6.4%
Houston, TX	96.4%	2,055	12.1	6.7	4.7%
Las Vegas, NV	92.7%	2,301	12.1	6.4	5.8%
Raleigh, NC	96.3%	2,034	12.1	6.7	5.2%
Columbus, OH	96.1%	2,184	12.1	6.1	6.3%
Cincinnati, OH	96.5%	2,127	12.1	6.3	6.5%
Orlando, FL	92.9%	2,380	12.0	6.4	4.6%
Salt Lake City, UT	95.3%	2,434	12.0	6.4	5.4%
Charleston, SC	94.0%	2,284	12.0	6.6	5.2%
Greater Chicago area, IL and IN	96.8%	2,435	12.1	6.3	8.2%
San Antonio, TX	96.1%	1,947	12.0	6.3	1.8%
Savannah/Hilton Head, SC	95.4%	2,240	12.1	6.4	8.2%
Seattle, WA	95.3%	2,804	11.5	6.6	6.0%
All Other (6)	93.8%	2,208	12.1	6.4	5.3%
Total/Average	95.1%	$2,224	12.1	6.4	5.3%
(1)Excludes 1,003 single-family properties held for sale as of September 30, 2024.
(2)For the three months ended September 30, 2024, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended September 30, 2024, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended September 30, 2024, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

During the three months ended September 30, 2024, we developed or acquired 656 homes, including 640 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 16 homes acquired through our traditional acquisition channel, partially offset by 617 homes identified for sale. During the three months ended September 30, 2024, we also developed an additional 113 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 753 total home deliveries through our AMH Development Program.

During the nine months ended September 30, 2024, we developed or acquired 1,706 homes, including 1,661 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 45 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 1,277 homes identified for sale or contributed to unconsolidated joint ventures. During the nine months ended September 30, 2024, we also developed an additional 232 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 1,893 total home deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of September 30, 2024 and December 31, 2023, there were 1,003 and 862 properties, respectively, as well as certain land lots, classified as held for sale. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 5.1% for the three months ended September 30, 2024, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 8.0% and 8.4% during the three months ended September 30, 2024 and 2023, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 5.6% for the nine months ended September 30, 2024, and we experienced turnover rates of 21.8% and 23.4% during the nine months ended September 30, 2024 and 2023, respectively.

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

Results of Operations

Net income totaled $87.6 million for the three months ended September 30, 2024, compared to $88.1 million for the three months ended September 30, 2023. The decrease was primarily due to a $5.3 million loss on early extinguishment of debt and $3.9 million of hurricane-related charges, net in the third quarter of 2024, partially offset by an increase in other income and expense, net as a result of higher interest income as well as increases in rents and other single-family property revenues exceeding increases in total expenses excluding hurricane-related charges, net. Net income totaled $324.3 million for the nine months ended September 30, 2024, compared to $341.2 million for the nine months ended September 30, 2023. The decrease was primarily due to lower net gains on property sales as well as a $6.3 million loss on early extinguishment of debt and $3.9 million of hurricane-related charges, net during the nine months ended September 30, 2024, partially offset by increases in rents and other single-family property revenues exceeding increases in total expenses excluding hurricane-related charges, net.

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

Core NOI also excludes (1) hurricane-related charges, net, which result in material charges to our single-family property portfolio, (2) gain or loss on early extinguishment of debt, (3) gains and losses from sales or impairments of single-family properties and other, (4) depreciation and amortization, (5) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (6) noncash share-based compensation expense, (7) interest expense, (8) general and administrative expense, and (9) other income and expense, net. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

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

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended September 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended September 30,
	2024	2023
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$445,055	$421,697
Tenant charge-backs	(67,615)	(65,840)
Core revenues	377,440	355,857
Less: Non-Same-Home core revenues	(41,813)	(34,292)
Same-Home core revenues	$335,627	$321,565

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$172,031	$167,041
Property management expenses	31,973	30,785
Noncash share-based compensation - property management	(1,043)	(953)
Expenses reimbursed by tenant charge-backs	(67,615)	(65,840)
Core property operating expenses	135,346	131,033
Less: Non-Same-Home core property operating expenses	(16,800)	(15,522)
Same-Home core property operating expenses	$118,546	$115,511

Core NOI and Same-Home Core NOI
Net income	$87,640	$88,092
Hurricane-related charges, net	3,904	—
Loss on early extinguishment of debt	5,306	—
Gain on sale and impairment of single-family properties and other, net	(32,697)	(33,335)
Depreciation and amortization	119,691	114,863
Acquisition and other transaction costs	2,605	3,399
Noncash share-based compensation - property management	1,043	953
Interest expense	43,611	34,381
General and administrative expense	19,247	18,336
Other income and expense, net	(8,256)	(1,865)
Core NOI	242,094	224,824
Less: Non-Same-Home Core NOI	(25,013)	(18,770)
Same-Home Core NOI	$217,081	$206,054

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended September 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended September 30, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$332,785		$41,714		$374,499
Fees from single-family properties	7,149		935		8,084
Bad debt	(4,307)		(836)		(5,143)
Core revenues	335,627		41,813		377,440

Property tax expense	56,337	16.8%	6,605	15.8%	62,942	16.7%
HOA fees, net (2)	6,123	1.8%	790	1.9%	6,913	1.8%
R&M and turnover costs, net (2)	27,390	8.2%	4,059	9.7%	31,449	8.3%
Insurance	4,291	1.3%	847	2.0%	5,138	1.4%
Property management expenses, net (3)	24,405	7.2%	4,499	10.8%	28,904	7.7%
Core property operating expenses	118,546	35.3%	16,800	40.2%	135,346	35.9%

Core NOI	$217,081	64.7%	$25,013	59.8%	$242,094	64.1%

	For the Three Months Ended September 30, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$318,418		$34,568		$352,986
Fees from single-family properties	7,123		899		8,022
Bad debt	(3,976)		(1,175)		(5,151)
Core revenues	321,565		34,292		355,857

Property tax expense	53,532	16.6%	6,053	17.7%	59,585	16.7%
HOA fees, net (2)	6,107	1.9%	725	2.1%	6,832	1.9%
R&M and turnover costs, net (2)	28,002	8.7%	4,250	12.4%	32,252	9.1%
Insurance	4,147	1.3%	533	1.6%	4,680	1.3%
Property management expenses, net (3)	23,723	7.4%	3,961	11.5%	27,684	7.8%
Core property operating expenses	115,511	35.9%	15,522	45.3%	131,033	36.8%

Core NOI	$206,054	64.1%	$18,770	54.7%	$224,824	63.2%
(1)Includes 52,370 properties that have been stabilized longer than 90 days prior to January 1, 2023.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 5.5% to $445.1 million for the three months ended September 30, 2024 from $421.7 million for the three months ended September 30, 2023. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 3.0% to $172.0 million for the three months ended September 30, 2024 from $167.0 million for the three months ended September 30, 2023. The increase was primarily driven by annual increases in property tax expense.

Property Management Expenses

Property management expenses for the three months ended September 30, 2024 and 2023 were $32.0 million and $30.8 million, respectively, which included $1.0 million of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 4.4% to $335.6 million for the three months ended September 30, 2024 from $321.6 million for the three months ended September 30, 2023. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 5.1% to $2,208 per month for the three months ended September 30, 2024 compared to $2,100 per month for the three months ended September 30, 2023, partially offset by a decrease in Average Occupied Days Percentage, which was 95.9% for the three months ended September 30, 2024 compared to 96.5% for the three months ended September 30, 2023.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 2.6% to $118.5 million for the three months ended September 30, 2024 from $115.5 million for the three months ended September 30, 2023 primarily driven by annual increases in property tax expense and partially offset by lower R&M and turnover costs, net.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended September 30, 2024 and 2023 was $19.2 million and $18.3 million, respectively, which included $3.6 million and $4.2 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in personnel related expenses.

Interest Expense

Interest expense increased 26.8% to $43.6 million for the three months ended September 30, 2024 from $34.4 million for the three months ended September 30, 2023. The increase was primarily due to additional interest from the issuances of unsecured senior notes in January 2024 and June 2024, partially offset by lower interest expense resulting from the payoffs of the AMH 2014-SFR2 securitization in February 2024 and AMH 2014-SFR3 securitization in August 2024.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended September 30, 2024 and 2023 were $2.6 million and $3.4 million, respectively, which included $1.1 million and $1.3 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in personnel costs as a result of fewer planned transactions through our traditional acquisition channel during the three months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 4.2% to $119.7 million for the three months ended September 30, 2024 from $114.9 million for the three months ended September 30, 2023 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Hurricane-Related Charges, net

Hurricanes Beryl, Debby and Helene impacted certain properties in our Texas, Florida, Georgia and Carolinas markets during the three months ended September 30, 2024. The Company recognized $3.9 million in hurricane-related charges primarily related to actual and estimated accruals for minor repair and remediation costs that were not subject to the Company’s property and casualty insurance policies during the three months ended September 30, 2024.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended September 30, 2024 and 2023 was $32.7 million and $33.3 million, respectively, which included $3.2 million and $0.3 million, respectively, of impairment charges related to homes classified as held for sale during each period.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $5.3 million for the three months ended September 30, 2024, compared to zero for the three months ended September 30, 2023, as a result of the termination of our previous revolving credit facility in July 2024 and the payoff of the AMH 2014-SFR3 securitization in August 2024.

Other Income and Expense, net

Other income and expense, net for the three months ended September 30, 2024 and 2023 was $8.3 million and $1.9 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The increase was primarily due to higher interest income.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,292,104	$1,214,948
Tenant charge-backs	(172,323)	(167,049)
Core revenues	1,119,781	1,047,899
Less: Non-Same-Home core revenues	(119,518)	(97,053)
Same-Home core revenues	$1,000,263	$950,846

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$477,428	$456,662
Property management expenses	95,757	92,251
Noncash share-based compensation - property management	(3,827)	(3,151)
Expenses reimbursed by tenant charge-backs	(172,323)	(167,049)
Core property operating expenses	397,035	378,713
Less: Non-Same-Home core property operating expenses	(49,298)	(45,287)
Same-Home core property operating expenses	$347,737	$333,426

Core NOI and Same-Home Core NOI
Net income	$324,269	$341,205
Hurricane-related charges, net	3,904	—
Loss on early extinguishment of debt	6,323	—
Gain on sale and impairment of single-family properties and other, net	(145,490)	(180,752)
Depreciation and amortization	353,020	340,779
Acquisition and other transaction costs	8,866	12,650
Noncash share-based compensation - property management	3,827	3,151
Interest expense	120,866	105,107
General and administrative expense	62,825	56,128
Other income and expense, net	(15,664)	(9,082)
Core NOI	722,746	669,186
Less: Non-Same-Home Core NOI	(70,220)	(51,766)
Same-Home Core NOI	$652,526	$617,420

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the Nine Months Ended September 30, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$988,718		$119,244		$1,107,962
Fees from single-family properties	21,329		2,900		24,229
Bad debt	(9,784)		(2,626)		(12,410)
Core revenues	1,000,263		119,518		1,119,781

Property tax expense	170,587	17.1%	20,969	17.5%	191,556	17.1%
HOA fees, net (2)	17,827	1.8%	2,138	1.8%	19,965	1.8%
R&M and turnover costs, net (2)	73,264	7.3%	11,294	9.4%	84,558	7.6%
Insurance	12,721	1.3%	2,142	1.8%	14,863	1.3%
Property management expenses, net (3)	73,338	7.3%	12,755	10.7%	86,093	7.7%
Core property operating expenses	347,737	34.8%	49,298	41.2%	397,035	35.5%

Core NOI	$652,526	65.2%	$70,220	58.8%	$722,746	64.5%

	For the Nine Months Ended September 30, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$942,066		$98,006		$1,040,072
Fees from single-family properties	20,260		2,602		22,862
Bad debt	(11,480)		(3,555)		(15,035)
Core revenues	950,846		97,053		1,047,899

Property tax expense	160,866	17.0%	19,346	19.9%	180,212	17.1%
HOA fees, net (2)	17,189	1.8%	1,916	2.0%	19,105	1.8%
R&M and turnover costs, net (2)	71,641	7.5%	11,181	11.5%	82,822	7.9%
Insurance	11,778	1.2%	1,434	1.5%	13,212	1.3%
Property management expenses, net (3)	71,952	7.6%	11,410	11.8%	83,362	8.0%
Core property operating expenses	333,426	35.1%	45,287	46.7%	378,713	36.1%

Core NOI	$617,420	64.9%	$51,766	53.3%	$669,186	63.9%
(1)Includes 52,370 properties that have been stabilized longer than 90 days prior to January 1, 2023.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 6.4% to $1.3 billion for the nine months ended September 30, 2024 from $1.2 billion for the nine months ended September 30, 2023. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 4.5% to $477.4 million for the nine months ended September 30, 2024 from $456.7 million for the nine months ended September 30, 2023. The increase was primarily driven by annual increases in property tax expense and higher R&M and turnover costs.

Property Management Expenses

Property management expenses for the nine months ended September 30, 2024 and 2023 were $95.8 million and $92.3 million, respectively, which included $3.8 million and $3.2 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses and noncash share-based compensation expense.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 5.2% to $1.0 billion for the nine months ended September 30, 2024 from $950.8 million for the nine months ended September 30, 2023. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 5.6% to $2,178 per month for the nine months ended September 30, 2024 compared to $2,063 per month for the nine months ended September 30, 2023, as well as higher fees from single-family properties and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 96.3% for the nine months ended September 30, 2024 compared to 96.9% for the nine months ended September 30, 2023.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.3% to $347.7 million for the nine months ended September 30, 2024 from $333.4 million for the nine months ended September 30, 2023 primarily driven by annual increases in property tax expense.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the nine months ended September 30, 2024 and 2023 was $62.8 million and $56.1 million, respectively, which included $18.0 million and $13.9 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense as well as an increase in personnel related expenses.

Interest Expense

Interest expense increased 15.0% to $120.9 million for the nine months ended September 30, 2024 from $105.1 million for the nine months ended September 30, 2023. The increase was primarily due to additional interest from the issuances of unsecured senior notes in January 2024 and June 2024, partially offset by lower interest expense resulting from the payoffs of the AMH 2014-SFR2 securitization in February 2024 and AMH 2014-SFR3 securitization in August 2024.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the nine months ended September 30, 2024 and 2023 were $8.9 million and $12.7 million, respectively, which included $4.3 million and $3.7 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in personnel costs as a result of fewer planned transactions through our traditional acquisition channel during the nine months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 3.6% to $353.0 million for the nine months ended September 30, 2024 from $340.8 million for the nine months ended September 30, 2023 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Hurricane-Related Charges, net

Hurricanes Beryl, Debby and Helene impacted certain properties in our Texas, Florida, Georgia and Carolinas markets during the nine months ended September 30, 2024. The Company recognized $3.9 million in hurricane-related charges primarily related to actual and estimated accruals for minor repair and remediation costs that were not subject to the Company’s property and casualty insurance policies during the nine months ended September 30, 2024.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the nine months ended September 30, 2024 and 2023 was $145.5 million and $180.8 million, respectively, which included $6.5 million and $1.1 million, respectively, of impairment charges related to homes classified as held for sale during each period. The decrease was primarily related to lower net gains on property sales resulting from a decrease in properties sold.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $6.3 million for the nine months ended September 30, 2024, compared to zero for the nine months ended September 30, 2023, as a result of the termination of our previous revolving credit facility in July 2024 and the payoffs of the AMH 2014-SFR2 securitization in February 2024 and the AMH 2014-SFR3 securitization in August 2024.

Other Income and Expense, net

Other income and expense, net for the nine months ended September 30, 2024 and 2023 was $15.7 million and $9.1 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The increase was primarily due to higher interest income.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Annual Report. There have been no material changes to these estimates during the nine months ended September 30, 2024.

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

Our liquidity and capital resources as of September 30, 2024 included $162.5 million of cash and cash equivalents. Additionally, as of September 30, 2024, we had no outstanding borrowings and $2.3 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.25 billion of remaining borrowing capacity. During the nine months ended September 30, 2024, the Company issued (i) $600.0 million of 5.500% unsecured senior notes with a maturity date of February 1,

2034 (the “2034 Notes I”), raising net proceeds of $595.5 million, (ii) $500.0 million of 5.500% unsecured senior notes with a maturity date of July 15, 2034 (the “2034 Notes II”), raising net proceeds of $494.0 million, and (iii) 932,746 Class A common shares under its 2023 At-the-Market Program, raising gross proceeds of $33.7 million with $864.3 million remaining available for future share issuances as of September 30, 2024. As described below, in October 2024, we also issued and physically settled 2,987,024 Class A common shares under the March 2024 Forward Sale Agreement, receiving net proceeds of $109.8 million. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. During the nine months ended September 30, 2024, the Company repaid all amounts due under the AMH 2014-SFR2 and AMH 2014-SFR3 securitizations. Except as described in Note 8. Debt, Note 9. Accounts Payable and Accrued Expenses, Note 15. Commitments and Contingencies and Note 16. Subsequent Events to our condensed consolidated financial statements in this report, there have been no other material changes outside the ordinary course of business to our other known contractual obligations described in “Liquidity and Capital Resources” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$709,348	$623,374	$85,974
Net cash used for investing activities	(293,048)	(465,316)	172,268
Net cash used for financing activities	(320,312)	(133,371)	(186,941)
Net increase in cash, cash equivalents and restricted cash	$95,988	$24,687	$71,301

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities increased $86.0 million, or 13.8%, from $623.4 million for the nine months ended September 30, 2023 to $709.3 million for the nine months ended September 30, 2024 primarily as a result of increased cash inflows generated from higher rental rates and changes in working capital primarily related to the timing of payments for accounts payable and accrued expenses and prepaid expenses and other assets, partially offset by higher cash outflows for property related expenses.

Investing Activities

Net cash used for investing activities decreased $172.3 million, or 37.0%, from $465.3 million for the nine months ended September 30, 2023 to $293.0 million for the nine months ended September 30, 2024. Our investing activities are most significantly impacted by the level of investment activity through traditional acquisition channels, availability of bulk portfolio acquisition opportunities, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. We have strategically scaled back acquisitions of single-family properties through our National Builder Program and traditional acquisition channels as the housing market adjusts to the current macroeconomic environment. We will continue to evaluate all of our growth channels and grow accordingly, if and when, acquisition opportunities are attractive relative to the condition of capital markets. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio.

Cash outflows for the addition of single-family properties to our portfolio, primarily for our AMH Development Program, decreased $42.2 million as a result of the timing of development-related payments. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. Cash outflows for recurring and other capital expenditures for single-family properties and renovations to single-family properties decreased $19.3 million largely due to a reduction in spend on property-enhancing capital expenditures. Additional drivers for the decrease in net cash used for investing activities include (i) a $78.0 million increase in distributions from joint ventures, net of contributions, primarily due to additional cash distributions received with respect to our property and land contributions during the nine months ended September 30, 2024, (ii) $25.7 million of cash proceeds received during the nine months ended September 30, 2024 for our AMH 2014-SFR2 Class F asset-backed securitization certificates and (iii) a $10.5 million decrease in cash outflows for other investing activities primarily due to a nonrecurring investment in a residential-focused proptech company during the nine months ended September 30, 2023. These decreases in net cash used for investing activities were partially offset by (i) $2.2 million in nonrecurring proceeds received from storm-related insurance claims during the nine months ended September 30, 2023 and (ii) a $1.4 million decrease in net proceeds received from sales of single-family properties and other.

Financing Activities

Net cash used for financing activities increased $186.9 million, or 140.2%, from $133.4 million for the nine months ended September 30, 2023 to $320.3 million for the nine months ended September 30, 2024 primarily due to (i) a $930.3 million increase in payments on asset-backed securitizations resulting from the payoffs of the AMH 2014-SFR2 and AMH 2014-SFR3 securitizations during the nine months ended September 30, 2024, (ii) a $265.2 million reduction in proceeds from the issuance of Class A common shares, net of offering costs, (iii) a $53.7 million increase in distributions paid to common share and unit holders resulting from an 18% increase in distributions paid per common share and unit during the nine months ended September 30, 2024, (iv) $47.9 million of payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program during the nine months ended September 30, 2024 and (v) $21.0 million of deferred financings costs paid during the nine months ended September 30, 2024 in connection with the issuances of the 2034 Notes I and 2034 Notes II as well as legal and other fees for a new revolving credit facility. These increases in net cash used for financing activities were partially offset by (i) $1.1 billion of proceeds from unsecured senior notes, net of discounts, from the issuances of the 2034 Notes I and 2034 Notes II during the nine months ended September 30, 2024 and (ii) a $40.0 million reduction in paydowns on our revolving credit facility.

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

During the third quarter of 2024, the Company terminated its previous revolving credit facility, which resulted in $4.8 million of charges related to the write-off of unamortized deferred financing costs and included in loss on early extinguishment of debt within the condensed consolidated statements of operations.

During the third quarter of 2024, the Operating Partnership paid off the $471.8 million outstanding principal on the AMH 2014-SFR3 securitization, which resulted in $0.5 million of charges related to the write-off of unamortized deferred financing costs and related legal fees and included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2014-SFR3 securitization also resulted in the release of the 4,541 homes pledged as collateral and $10.9 million of cash restricted for lender requirements.

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

During the second quarter of 2024, the Operating Partnership issued the 2034 Notes II. Interest on the 2034 Notes II is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2025. The Operating Partnership received aggregate net proceeds of $494.0 million from this offering, after underwriting fees of $3.3 million and a $2.7 million discount, and before offering costs of $1.1 million. The Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including the payoff of the AMH 2014-SFR3 securitization, as well as general corporate purposes. The Operating Partnership may redeem the 2034 Notes II in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2034 Notes II are redeemed on or after April 15, 2034 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2034 Notes II being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

The 2034 Notes I and 2034 Notes II are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indentures require that we maintain certain financial covenants.

Revolving Credit Facility

During the third quarter of 2024, the Company entered into a new credit agreement with a $1.25 billion sustainability-linked revolving credit facility. The interest rate on the new revolving credit facility is at either a daily or Term SOFR plus a 0.10% spread adjustment and a margin ranging from 0.725% to 1.40% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or the daily SOFR plus 1.10%) plus a margin ranging from 0.00% to 0.40%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The new revolving credit facility matures on July 16, 2028, with two six-month extension options at the Company’s election if certain conditions are met.

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the first quarter of 2024, the Company issued 932,746 Class A common shares under its 2023 At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. As of September 30, 2024, 3,732,429 shares have been issued under the 2023 At-the-Market Program and $864.3 million remained available for future share issuances.

During the first quarter of 2024, the Company entered into a forward sale agreement with the forward purchaser (the “March 2024 Forward Sale Agreement”), which is accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its 2023 At-the-Market Program at the request of the Company by the forward seller. In October 2024, the Company issued and physically settled the 2,987,024 Class A common shares, receiving net proceeds of $109.8 million.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2024 and 2023, we did not repurchase and retire any of our Class A common shares or preferred shares. As of September 30, 2024, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

During the nine months ended September 30, 2024 and 2023, the Company distributed an aggregate $337.5 million and $283.8 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$73,821	$74,113	$275,252	$289,607
Adjustments:
Noncontrolling interests in the Operating Partnership	10,333	10,493	38,559	41,140
Gain on sale and impairment of single-family properties and other, net	(32,697)	(33,335)	(145,490)	(180,752)
Adjustments for unconsolidated joint ventures	1,116	812	3,909	2,380
Depreciation and amortization	119,691	114,863	353,020	340,779
Less: depreciation and amortization of non-real estate assets	(4,930)	(4,476)	(14,354)	(12,902)
FFO attributable to common share and unit holders (1)	$167,334	$162,470	$510,896	$480,252
Adjustments:
Acquisition, other transaction costs and other	2,605	3,399	8,866	12,650
Noncash share-based compensation - general and administrative	3,601	4,160	17,999	13,885
Noncash share-based compensation - property management	1,043	953	3,827	3,151
Hurricane-related charges, net	3,904	—	3,904	—
Loss on early extinguishment of debt	5,306	—	6,323	—
Core FFO attributable to common share and unit holders (1)	$183,793	$170,982	$551,815	$509,938
Recurring Capital Expenditures	(23,088)	(23,973)	(58,615)	(59,079)
Leasing costs	(995)	(792)	(2,832)	(2,368)
Adjusted FFO attributable to common share and unit holders (1)	$159,710	$146,217	$490,368	$448,491
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$87,640	$88,092	$324,269	$341,205
Interest expense	43,611	34,381	120,866	105,107
Depreciation and amortization	119,691	114,863	353,020	340,779
EBITDA	$250,942	$237,336	$798,155	$787,091

Gain on sale and impairment of single-family properties and other, net	(32,697)	(33,335)	(145,490)	(180,752)
Adjustments for unconsolidated joint ventures	1,116	812	3,909	2,380
EBITDAre	$219,361	$204,813	$656,574	$608,719

Noncash share-based compensation - general and administrative	3,601	4,160	17,999	13,885
Noncash share-based compensation - property management	1,043	953	3,827	3,151
Acquisition, other transaction costs and other	2,605	3,399	8,866	12,650
Hurricane-related charges, net	3,904	—	3,904	—
Loss on early extinguishment of debt	5,306	—	6,323	—
Adjusted EBITDAre	$235,820	$213,325	$697,493	$638,405

Recurring Capital Expenditures	(23,088)	(23,973)	(58,615)	(59,079)
Leasing costs	(995)	(792)	(2,832)	(2,368)
Fully Adjusted EBITDAre	$211,737	$188,560	$636,046	$576,958

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the nine months ended September 30, 2024, the Company paid down $90.0 million on its revolving credit facility, resulting in no outstanding variable rate debt as of September 30, 2024 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

Treasury lock agreements are used from time to time to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. We do not hold or issue these derivative contracts for trading or speculative purposes.

As further described in Note 13. Fair Value to our condensed consolidated financial statements in this report, during the three months ended September 30, 2024, in anticipation of a potential debt issuance and in order to hedge interest rate risk, the Company entered into two treasury lock agreements with an aggregate notional amount of $200.0 million based on the 10-year treasury note rates at the time. The treasury locks were designated as cash flow hedging instruments and had an aggregate fair value of $2.6 million recognized as an unrealized gain in the condensed consolidated financial statements as of September 30, 2024. If the 10-year treasury note rate were to decrease, there would be a corresponding decrease in the unrealized gain or increase in unrealized loss on our treasury locks. The treasury locks will be settled upon the issuance of debt and the amounts recorded in other comprehensive income will be reclassified into earnings as a reduction of interest expense over the term of the debt.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Credit Agreement, dated July 16, 2024, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2024.)

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
Date: October 30, 2024

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian F. Reitz

Brian F. Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: October 30, 2024