Form 10-K
period 2024-12-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2025-02-21
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
    American Homes 4 Rent Yes ☐    No ☒            American Homes 4 Rent, L.P. Yes ☐    No ☒
The aggregate market value of American Homes 4 Rent’s Class A common shares held by non-affiliates of the registrant was approximately $11.9 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2024. There is no public trading market for the common units of limited partnership interest of American Homes 4 Rent, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of American Homes 4 Rent, L.P. cannot be determined.
There were 369,499,621 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on February 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2024.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of December 31, 2024 owned approximately 87.8% of the common partnership interest in, the Operating Partnership. The remaining 12.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

AMH is the general partner of, and as of December 31, 2024 owned approximately 87.8% of the common partnership interest in, the Operating Partnership. The remaining 12.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

As of December 31, 2024, the Company held 61,336 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) within 24 states, including 805 properties classified as held for sale, and 57,486 of our total properties (excluding properties held for sale) were occupied. The Company also held an additional 3,376 properties in unconsolidated joint ventures as of December 31, 2024. We have an integrated operating platform that consists of 1,730 personnel dedicated to property management, acquisitions, development, marketing, leasing, financial and administrative functions.

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

We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws for each of our taxable years commencing with our taxable year ended December 31, 2012 through the current taxable year ended December 31, 2024. We expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2025 and subsequent taxable years.

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

•Efficiently manage and operate properties.  We believe we have created a leading, comprehensive single-family home property management business and that the key to efficiently managing a large number of relatively low-cost properties is to strike the appropriate balance between centralization and decentralization. We believe that in-house property management enables us to optimize rental revenues, effectively manage expenses, realize significant economies of scale, standardize brand consistency and maintain direct contact with our tenants. Our property management platform has local leasing agents and property managers who provide customer service to our tenants. Corporate-level functions are centralized, including management, accounting, legal, marketing and call centers to handle leasing and maintenance calls. These centralized services allow us to provide all markets with the benefits of these functions without the burden of staffing each function in every market. In addition, by having a national property management operation, we have the ability to negotiate favorable terms on services and products with many of our contractors and vendors, including national contractors and vendors. Our property management functions are generally internalized, which we believe provides us with consistency of service, control and branding in the operation of our properties.

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

For our AMH Development Program, the development timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately five to seven months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our AMH Development Program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. On average, it takes approximately 10 to 50 days to lease a property after its development.

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

•Property Management.  We have developed an extensive internal property management infrastructure, with modern systems, dedicated personnel and local offices. We directly manage all of our properties, including those held in our unconsolidated joint ventures, generally without the engagement of a third-party manager. A third-party manager may be utilized temporarily subsequent to a bulk portfolio acquisition as we transition the properties into our property management infrastructure or evaluate the performance of potential new markets.

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

Competition and Trends in Market Demand

We face competition from different sources in each of our two primary activities: developing/acquiring properties and renting our properties. We believe our primary competitors in acquiring our target properties through individual acquisitions are private home buyers, individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios of properties or land assets include large and small private equity investors, public and private REITs, other sizeable private institutional investors and other homebuilders. These same competitors may also compete with us for tenants. Competition may increase the prices for properties and land that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our acquisition platform, our extensive in-house property management infrastructure and market knowledge in markets that meet our selection criteria provide us with competitive advantages. Further, we have benefited from increases in long-term demand due to population growth in households desiring detached single-family homes, the surge in demand for larger living spaces driven by the proliferation of work-from-home arrangements, and increases in mortgage rates which have made home ownership more expensive. We expect these trends to continue into 2025. However, if these trends diminish, mortgage rates decline, or there is an increase in supply of alternative housing options, demand for our single-family rental homes may be impacted. In addition to these recent trends, we also believe the persistent national housing shortage and the progression of the millennial demographic into “family formation” years will continue to drive long-term demand for our single-family rental homes.

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

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. See “Risk Factors—Risks Related to Our Business—Contingent or unknown liabilities associated with our property acquisitions could adversely affect our financial condition, cash flows and operating results” and “Risk Factors—Risks Related to the Real Estate Industry—Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results.”

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

Human Capital Management

Our success depends on our ability to attract, retain and grow a skilled and diverse workforce to care for our residents and our portfolio of high-quality homes. We are committed to creating and maintaining a great place to work with an inclusive culture, competitive benefits and opportunities for training and growth. Our commitment to human capital development is a focus of not just our executive leadership, but also our board of trustees. The Human Capital and Compensation Committee of the board of trustees oversees the Company’s human capital programs and policies, such as employee retention and development, and regularly meets with executive leadership to discuss these issues. As of December 31, 2024, we had 1,730 dedicated employees. None of our employees are covered by a collective bargaining agreement.

Employee Engagement

To index employee satisfaction and maintain a pulse on how our employees are doing, we use a survey platform that invites dialogue and feedback on a voluntary, confidential and anonymous basis. To ensure ongoing monitoring of trends, we regularly conduct pulse surveys of all employees. During the year ended December 31, 2024, we maintained a healthy 72% participation rate, with nearly 11,000 comments received. Results are then aggregated via a secure third-party platform for analysis, and a summary dashboard is presented quarterly to the board’s Human Capital and Compensation Committee to maintain awareness of employee sentiment. Senior leadership then reviews and acts on this feedback as appropriate.

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

During the year ended December 31, 2024, employee turnover was 25.1%.

Inclusion and Belonging

We believe that teams comprised of individuals with diverse identities, backgrounds, experiences, perspectives and viewpoints improve dialogue and decision-making in both the workplace and the boardroom, contributing to overall organizational effectiveness. We try to foster inclusion and belonging through three principles – embrace individual differences, treat people fairly and create a sense of community and belonging. These principles guide how we engage one another in the workplace.

One way we promote a sense of belonging and encourage an environment of respect is through our “Valuing Differences” learning series which is offered to all new employees within their first six months of employment. The program helps employees develop tools for effective communication to strengthen working relationships. The program also helps employees learn about the policies and initiatives developed by AMH to promote a fair and inclusive workplace and actionable ways to translate these insights into tools to become more effective leaders.

We also have an Employee Resource Group program that is designed to enhance social and professional networking among employees, raise cultural awareness, and assist AMH in connecting with the communities in which we operate—all ultimately to strengthen our business, promote innovation, develop talent, and build a great workplace.

Training and Development

We provide training designed to meet the business and technical skills necessary for our employees to succeed in their roles and advance their careers at the Company. From their first day with us, we aim to provide our team members with the tools and training necessary to succeed. Employees are guided through their professional journey by a Development Growth Plan that identifies activities, experiences and milestones for their growth. This systematic review of skills and strengths facilitates a continuous process of leadership development, pipeline development and succession planning. We provided approximately 70,200 hours of training to employees, an average of 41 hours per employee, during the year ended December 31, 2024.

Workplace Safety

The health and safety of our employees is a top priority. We have implemented company-wide policies that address occupational health and safety concerns and offer programs that address these topics. We provide annual safety training for all employees, and every employee in a safety-sensitive position is required to complete additional relevant training. Our OSHA Recordable Incident Rate for 2024 was 1.4, which is below both the historical national average rate and our historical average rate and demonstrates our commitment to maintaining a safe and healthy environment.

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

We have experienced periods of high inflation since the start of 2021 and inflation continues to remain at elevated levels compared to years prior to 2021. Inflationary pressures increase our direct and indirect operating and development costs, including for labor at the corporate, property management and development levels, third-party contractors and vendors, building materials, insurance, transportation and taxes. Although our leases permit some price increases to be charged back to our tenants, such as with increased energy prices, to the extent we are unable to offset inflationary cost increases through higher rents or other measures, our operating results will be adversely affected. Our residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase our rate of tenant defaults and harm our operating results.

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

Our investments are, and are expected to continue to be, concentrated in single-family properties. In addition, our strategy is to concentrate our properties in select geographic markets that we believe favor future growth in rents and valuations. For example, 58.0% of our operating properties are located in Atlanta, GA, Charlotte, NC, Dallas-Fort Worth, TX, Nashville, TN, Phoenix, AZ, Jacksonville, FL, Indianapolis, IN, Tampa, FL, Las Vegas, NV and Houston, TX. A downturn or slowdown in the rental demand for single-family housing generally, or in our target markets specifically, caused by adverse economic, regulatory or environmental conditions, or other events, would have a greater impact on our operating results than if we had more diversified investments.

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

Nearly all of our properties acquired through traditional channels require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We also may acquire properties that we expect to be in good condition only to discover unforeseen defects that require extensive renovation and capital expenditures. To the extent properties are leased to existing tenants, renovations may be postponed until the tenant vacates the premises, and we will pay the costs of renovating. In addition, from time to time, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and replacements and perform significant renovations and repairs that tenant deposits and insurance may not cover. Our properties also have infrastructure and appliances of varying ages and conditions. We routinely retain independent contractors and trade professionals to perform repair work and are exposed to all risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors, delays in receiving work permits and certificates of occupancy and poor workmanship. Supply chain issues and labor force issues increase these risks. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results may be adversely affected.

We face significant competition for acquisitions of our target properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

We face significant competition for acquisition opportunities in our target markets from other large real estate investors, including developers and private equity firms, some of which may have greater financial resources and a lower cost of capital than we do. We also compete with private home buyers and small-scale investors. Several REITs and other funds have deployed, and others may in the future deploy, significant amounts of capital to purchase single-family homes and may have investment objectives that compete with ours, including in our target markets. This activity has adversely impacted our level of purchases in certain of our target markets. If more well-capitalized companies pursue our business strategy, competition may intensify and the purchase price of potential acquisitions may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

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

There is strong competition among homebuilders for land that is suitable for residential development. The future availability of finished and partially finished developed lots and undeveloped land that meet our internal criteria depends on a number of factors outside our control, including land availability, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available in our target markets, the number of homes we could build and lease could be reduced or we may need to expand to potentially less desirable areas, and the cost of land could increase, perhaps substantially, which could adversely impact our growth and results of operations.

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

We attempt to adequately insure our properties to cover casualty losses. However, many of the policies covering casualty losses may be subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of the deductibles and carveouts. Our wholly-owned captive insurance company, American Dream Insurance, LLC, provides general liability insurance coverage for losses below the deductible under our third-party liability insurance policy, and we may increase our utilization of our captive insurance company for additional insurance coverage over time. If we experience a loss and our captive insurance company is required to pay under its insurance policies, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by our captive insurance company should not be considered the equivalent of third-party insurance, but rather as a modified form of self-insurance. There are also certain losses, including losses from floods, windstorms, fires, earthquakes, hurricanes, acts of war, acts of terrorism or riots, that may not be fully insured or insured at all due to the impracticability or limitations of coverage. In addition, changes in the cost or availability of insurance could expose us to greater uninsured or self-insured casualty losses. If we incur a casualty loss that is not fully covered by third-party insurance, the value of our assets will be reduced by the amount of any such uninsured or self-insured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect our financial condition, operating results, cash flows and ability to make distributions. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

Contingent or unknown liabilities associated with our property acquisitions could adversely affect our financial condition, cash flows and operating results.

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

We have been and we expect we will in the future be subject to third party attempts to gain unauthorized access to our systems and systems maintained by third-party vendors with which we do business in order to disrupt operations, corrupt data or steal confidential information, including information regarding our residents, prospective tenants, and employees. Information security risks have generally increased in recent years due to the rise in new technologies, such as artificial intelligence (AI), and the increased sophistication and activities of perpetrators of cyber-attacks. In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers in our branch offices and on our networks and website, or the networks of our third-party vendors. The secure processing and maintenance of this information is critical to our operations and business strategy. Notwithstanding our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.

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

Although we have implemented a variety of security measures intended to protect the confidentiality and security of this information (refer to Item 1C. “Cybersecurity” in this report for more information about our cybersecurity risk management and governance) and also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches, there can be no assurance that these measures will prevent a cybersecurity incident or that our cyber risk insurance coverage will be sufficient in the event of a cyber-attack. Any such cybersecurity incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, the loss of our residents, disruption to our operations and the services we provide to residents, public disclosure of competitively sensitive information or damage our reputation, any of which could adversely affect our financial condition and operating results.

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

Although none of the cyber-attacks and incidents we have identified to date has had a material impact on our business or operations, we expect to continue to identify cyber-attacks and cybersecurity incidents on our systems and the systems of our third-party vendors, and we cannot predict the potential impact of future cyber-attacks and cybersecurity incidents on our business. The occurrence of any substantial future cyber-attacks and cybersecurity incidents could materially impact our business, which could adversely affect our financial condition and operating results.

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

New laws and regulations could impede our ability to operate or grow our business.

We may be subject to or impacted by new laws and regulations, including zoning requirements, affordability mandates, tariffs and immigration restrictions, that could impede our ability to operate or grow our business, including by restricting institutional ownership of single-family homes. Any such laws or regulations could impose significant costs, could require that we modify or cease existing business practices or divest properties, and could restrict the locations where we can operate our business.

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

Elevated interest rates could adversely impact us and our tenants.

Since 2022, interest rates have been at relatively high levels compared to recent years. This has increased our cost of new debt or preferred capital, increased the borrowing costs under our credit facility, and has impacted the relative attractiveness of the dividend yield on our common shares. Increases in our cost of capital impact our assessment of the yields we consider appropriate to support pursuing property acquisition and development opportunities and thus can impact our external growth prospects. The degree and pace of these changes have had and may continue to have adverse macroeconomic effects that have and may continue to have adverse impacts on our tenants, including as a result of economic recession, increased unemployment or underemployment, slowing wage growth, decreasing purchasing power due to inflation, and increased financing costs. For more information on interest rate risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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

Our use of artificial intelligence could expose us to various risks.

We have begun to utilize AI technologies in various aspects of our business. AI technologies are susceptible to errors and other malfunctions which could lead to operational challenges and reputational risks. In addition, we may be subject to increasing regulations related to our use of AI, including regulations related to privacy, data security, and intellectual property rights, which could expose us to legal risks.

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

As the landlord of numerous properties, we may evict tenants who are not paying their rent or are otherwise in material violation of their lease. Eviction activities impose legal and managerial expenses that raise our costs. The eviction process is typically subject to legal barriers, mandatory “cure” policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, landlord-tenant laws may impose legal duties to assist tenants in relocating to new housing, or restrict the landlord’s ability to recover certain costs or charge tenants for damage caused by them. Because such laws vary by state and locality, we and any regional and local property managers we hire will need to take all appropriate steps to comply with all applicable landlord tenant laws, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation, or if we settle such litigation. Furthermore, rent control laws or other regulations that may limit our ability to increase rental rates may affect our rental income. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected. We believe these types of measures will continue given increasing political support.

Class action, tenant rights and consumer demands, litigation and adverse media publicity could directly limit and constrain our operations and may result in significant litigation expenses.

Certain organizations, including tenant rights and housing advocacy organizations, have been critical of our business model. We have been and may in the future be a target of litigation and adverse media publicity driven by these organizations. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such actions might take, or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain our business operations or may generate unfavorable publicity for our business. If they are successful in any such endeavors, they could directly limit and constrain our operations, adversely impact our business and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

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

Members of the Company’s senior management, trustees and their affiliates collectively hold significant amounts of the Company’s Class A common shares, entitled to one vote each, and Class B common shares, entitled to 50 votes each and which convert into Class A common shares on a one for one basis for every 49 partnership units converted, and Class A units in the Operating Partnership, which are nonvoting. This structure was put in place when the Company was organized to provide voting rights to holders of units in the Operating Partnership corresponding with their equity ownership. All members of the Company’s senior management, trustees and their affiliates collectively hold Class A common shares or Class B common shares that represent approximately 19.3% of the current voting power of the Company as of December 31, 2024. Assuming the conversion of all of the Class A units held by these individuals into Class A common shares, they would own approximately 28.3% of the voting power of the Company based on the Company’s outstanding common shares as of December 31, 2024. The Hughes Family and affiliates own all of the Class B common shares and, together with the Class A common shares they own, hold 19.1% of the voting power of the Company. Our senior management, trustees and affiliates have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of the Company’s shareholders, including electing trustees, changing the Company’s charter documents and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

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

We have in the past and may from time to time in the future dispose of real properties in transactions that are intended to qualify as tax-deferred exchanges under Section 1031 of the Code (“Section 1031 Exchanges”). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such cases, our taxable income would increase as would the amount of distributions we are required to make to satisfy our REIT distribution requirements and to avoid the imposition of an entity-level tax. This could increase the dividend income to our stockholders by reducing any return of capital they receive. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. If a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any reports we distributed to our shareholders. It is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of real properties on a tax-deferred basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe that having a strong cybersecurity program, including robust risk management and oversight procedures, is critical to our business success. Our cybersecurity program includes written policies and standards that follow the guidance of well-recognized industry cybersecurity frameworks.

Management and Board Oversight

We have a dedicated cybersecurity team led by our Vice President of Information Security (“CISO”), who reports on cybersecurity directly to our Chief Technology Officer (“CTO”), who reports to our Chief Financial Officer (“CFO”). Our CISO has significant experience in cybersecurity and IT compliance, is a member of InfraGard, a national non-profit organization serving as a public-partnership between U.S. businesses and the Federal Bureau of Investigation, and is a member of the Cal Poly Pomona Cyber Security Advisory Council. He has also obtained the following certifications: Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA), Certified Cloud Security Professional (CCSP), and Certified Chief Information Security Professional (CCISO). Our CTO has over two decades of experience in establishing, administering, and enhancing effective cybersecurity programs for multiple publicly-traded companies. Our CTO and CISO conduct quarterly cybersecurity reviews for our Chief Executive Officer (“CEO”), CFO, and Chief Legal Officer (“CLO”).

In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems we use, including systems provided by third party service providers, we utilize a regularly updated incident response plan that was developed taking into account a recognized third-party cybersecurity framework. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting and disclosure obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the team is generally led by the CISO or another member of the dedicated cybersecurity team, and will include other information technology and legal personnel. The incident response team regularly reports to senior management, including the CEO, CFO, COO and CLO in the event of a potentially significant cybersecurity incident. The CISO or another member of the incident response team also reports to the Company’s Disclosure Committee, which makes determinations regarding SEC reporting obligations related to the cybersecurity incident and consists of senior officers in the operations, finance, and legal functions. The Disclosure Committee also consults with the chair of the Audit Committee of the board of trustees in making determinations regarding applicable SEC reporting requirements.

The board of trustees considers cybersecurity as part of its broader consideration of business strategy and enterprise risk management. Our board of trustees has delegated to the Audit Committee the responsibility of overseeing the Company’s risk management program, including the cybersecurity program. The Audit Committee, which consists solely of independent trustees and whose chair has information security experience, receives quarterly updates with respect to the cybersecurity program. As part of its oversight, the Audit Committee may, for example, receive updates regarding assessments of our alignment with certain industry cybersecurity frameworks, our cybersecurity insurance coverage, cybersecurity-related internal controls, cybersecurity training provided to company personnel, results of penetration testing, and revisions to the incident response plan and business continuity plan. The Audit Committee provides regular briefings to the full board of trustees with respect to the Company’s cybersecurity program. Additionally, we provide an annual update on the cybersecurity program to the full board of trustees, which has included our CTO and third-party cybersecurity experts in recent years.

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

Prevention and Preparation

We undertake regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and we implement business continuity, contingency and recovery plans to mitigate the impact of an incident. As part of these efforts, we engage a third-party to conduct an external review of our vulnerabilities at least annually. We continue to strengthen our authentication mechanisms including broad adoption of multi-factor authentication and geolocation-based blocking. To support our preparedness, we perform a tabletop exercise at least once a year to test our incident response procedures.

We recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of our prevention efforts is training employees on our data privacy and cyber security procedures. For example, new hires receive mandatory privacy and information security training. In addition, current employees must complete mandatory annual cybersecurity and data trainings, which are supplemented by regular phishing and other cyber-related awareness activities that we conduct throughout the year.

We also recognize that third-parties that provide information systems we use can be subject to cybersecurity incidents that could impact us. To mitigate third party risk, we maintain a Vendor Integrity Code, which is designed to require our third-party vendors to comply with our requirements for maintenance of passwords, as well as other confidentiality, security, and privacy procedures. Third-party IT vendors determined to present a higher risk are also subject to additional diligence such as questionnaires, inquiries, and review of System and Organization Controls (SOC) 1 and 2 reports, when relevant.

Detection and Analysis

We have implemented controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect the integrity of our information assets. Our cybersecurity team, with the assistance of an outside cybersecurity firm, continuously monitors for threats to keep our systems secure. Cybersecurity incidents may also be detected through a variety of means, which may include, but are not limited to, employee notification to our IT service center, notification from external parties (e.g., customers, vendors, or service providers), and automated event-detection notifications. Once a potential cybersecurity incident is identified, including a third-party cybersecurity event, the incident response team designated pursuant to the incident response plan follows the procedures set forth in the plan to investigate the potential incident, including classifying the nature and severity of the event. Potentially significant cybersecurity incidents are escalated to the Disclosure Committee, which makes determinations regarding SEC reporting obligations related to the cybersecurity incident.

Containment, Eradication, Recovery, and Reporting

The incident response team executes our incident response plan to respond to the cybersecurity incident and coordinate resources and communication protocols.

The incident response team also directs and coordinates eradication and recovery efforts. Eradication and recovery activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions or validation of files or data that may have been affected. We have also retained an outside cybersecurity firm which would assist with containment, eradication, and recovery efforts, as needed.

Further, the Company also maintains cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches, and the Audit Committee annually reviews such coverage.

The Company’s incident response plan provides clear communication protocols, including with respect to members of senior management, which may include, depending on the incident’s classification and other circumstances, the CEO, CFO, COO and CLO, the Audit Committee, the Disclosure Committee, and internal and external counsel. In addition, the incident response plan considers communications and reporting to tenants, regulators and law enforcement.

Post-Incident Activity

After recovery, the Company performs a review of the incident to identify potential enhancements to the cybersecurity program that can mitigate the risk or severity of future incidents. The results of these reviews are shared with management and the Audit Committee.

Cybersecurity Risks

As of December 31, 2024, we have not had any known instances of material cybersecurity incidents. However, there can be no assurance that our security efforts and measures will be effective or that attempted security incidents or disruptions would not be successful or damaging. In addition, although the Company maintains cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches, there can be no assurance that our cyber risk insurance coverage will be sufficient in the event of a cyber-attack. See “Risk Factors—Risks Related to our Business—If our confidential information is compromised or corrupted, including as a result of a cybersecurity incident, our business operations and reputation could be damaged, which could adversely affect our financial condition and operating results.”

ITEM 2. PROPERTIES

The following table summarizes certain key single-family properties metrics as of December 31, 2024:

Market	Number of Single-Family Properties (1)	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	6,027	10.0%	$1,419.8	10.2%	$235,586	2,196	17.3	2017
Charlotte, NC	4,258	7.0%	978.7	7.0%	229,833	2,119	18.3	2016
Dallas-Fort Worth, TX	3,870	6.4%	689.9	5.0%	178,281	2,086	20.5	2014
Phoenix, AZ	3,311	5.5%	731.5	5.3%	220,968	1,848	19.6	2016
Nashville, TN	3,370	5.6%	863.2	6.2%	256,144	2,122	16.4	2016
Jacksonville, FL	3,297	5.4%	751.9	5.4%	228,092	1,925	14.4	2016
Tampa, FL	2,964	4.9%	720.8	5.2%	243,244	1,949	15.1	2016
Indianapolis, IN	3,054	5.0%	555.8	4.0%	181,981	1,937	21.6	2015
Houston, TX	2,421	4.0%	442.2	3.2%	182,667	2,068	19.0	2015
Las Vegas, NV	2,550	4.2%	784.2	5.6%	307,535	1,960	10.9	2018
Raleigh, NC	2,223	3.7%	453.1	3.3%	203,831	1,893	18.3	2015
Columbus, OH	2,181	3.6%	441.6	3.2%	202,517	1,890	21.5	2015
Cincinnati, OH	2,107	3.5%	421.0	3.0%	199,826	1,843	21.9	2014
Orlando, FL	2,126	3.5%	505.8	3.6%	237,928	1,928	17.0	2016
Salt Lake City, UT	1,937	3.2%	596.4	4.3%	307,912	2,244	17.8	2016
Charleston, SC	1,616	2.7%	388.0	2.8%	240,168	1,964	13.2	2017
Greater Chicago area, IL and IN	1,523	2.5%	295.3	2.1%	193,875	1,868	23.3	2013
San Antonio, TX	1,222	2.0%	246.9	1.8%	202,129	1,914	15.8	2016
Savannah/Hilton Head, SC	1,056	1.7%	228.1	1.6%	216,039	1,886	16.1	2017
Seattle, WA	1,014	1.7%	344.6	2.5%	339,864	2,010	14.4	2017
All Other (2)	8,404	13.9%	2,070.7	14.7%	246,395	1,922	17.3	2016
Total/Average	60,531	100.0%	$13,929.5	100.0%	$230,121	1,996	17.7	2016
(1)Excludes 805 single-family properties held for sale as of December 31, 2024.
(2)Represents 17 markets in 16 states.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common shares have traded on the New York Stock Exchange (“NYSE”) under the symbol “AMH” since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. On February 19, 2025, the last reported sales price per share of our Class A common shares was $35.31. The Company’s Class B common shares and the Operating Partnership’s Class A units are not publicly traded.

Shareholders / Unitholders

As of the close of business on February 19, 2025, there were 26 holders of record of the Company’s Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees), one shareholder of record of the Company’s Class B common shares and 11 holders of record of the Operating Partnership’s Class A units (including AMH’s general partnership interest).

Distributions

The Company’s board of trustees declared total distributions of $1.04 and $0.88 per Class A and Class B common share during the years ended December 31, 2024 and 2023, respectively. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of the Company’s board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code; and such other factors as the Company’s board of trustees deems relevant. To maintain our qualification as a REIT, AMH must generally make annual distributions to our shareholders of at least 90% of our REIT taxable income for the current taxable year, determined without regard to deductions for dividends paid and any net capital gains. AMH intends to pay quarterly distributions to its shareholders, and the Operating Partnership intends to pay quarterly distributions to the Operating Partnership’s unitholders, including AMH, which distributions, in the aggregate, approximately equal or exceed AMH’s net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have first paid all cumulative distributions on our Series G and Series H perpetual preferred shares. The distribution preference of our Series G and Series H perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares. The following table displays the estimated income tax treatment of our quarterly distributions on our Class A and Class B common shares and Series G and Series H perpetual preferred shares for the years ended December 31, 2024 and 2023:

	2024				2023
Classification	3/28/2024	6/28/2024	9/30/2024	12/31/2024	3/31/2023	6/30/2023	9/29/2023	12/29/2023
Ordinary Dividend Income (1)	56.4%	56.4%	56.4%	56.4%	76.3%	25.4%	25.4%	25.4%
Capital Gain Distributions(2)(3)(4)	43.6%	43.6%	43.6%	43.6%	23.7%	74.6%	74.6%	74.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
(3)Pursuant to Treasury Regulation §1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends reported on Form 1099-DIV, Box 2a, Total Capital Gain Distributions for purposes of IRC Section 1061. IRC Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2024 and 2023 distributions, since all capital gain distributions relate to IRC Section 1231 gains. Shareholders should consult with their tax advisors to determine whether IRC Section 1061 applies to their capital gain distributions.
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

The following graph compares the cumulative total return on our Class A common shares from December 31, 2019 to the NYSE closing price per share on December 31, 2024, with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on December 31, 2019, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among AMH, the S&P 500 Index and the MSCI U.S. REIT Index

Index Value
225
200
175
150
125
100
75
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
AMH
S&P 500
MSCI U.S. REIT

The following table provides the same information in tabular form:

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
AMH	$100.00	$115.28	$169.35	$119.49	$146.26	$156.47
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
MSCI U.S. REIT	$100.00	$92.43	$132.23	$99.82	$113.53	$123.47

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

This section of this Form 10-K generally discusses the years ended December 31, 2024 and 2023. A discussion of the year ended December 31, 2022 is available at Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of December 31, 2024, we owned 61,336 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 24 states, including 805 properties held for sale, compared to 59,332 single-family properties in 21 states, including 862 properties held for sale, as of December 31, 2023. As of December 31, 2024, 57,486 of our total properties (excluding properties held for sale) were occupied, compared to 55,768 of our total properties (excluding properties held for sale) as of December 31, 2023. Also, as of December 31, 2024, the Company had an additional 3,376 properties held in unconsolidated joint ventures, compared to 2,978 properties held in unconsolidated joint ventures as of December 31, 2023. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of December 31, 2024:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	6,027	10.0%	$1,419.8	10.2%	$235,586	2,196	17.3	2017
Charlotte, NC	4,258	7.0%	978.7	7.0%	229,833	2,119	18.3	2016
Dallas-Fort Worth, TX	3,870	6.4%	689.9	5.0%	178,281	2,086	20.5	2014
Phoenix, AZ	3,311	5.5%	731.5	5.3%	220,968	1,848	19.6	2016
Nashville, TN	3,370	5.6%	863.2	6.2%	256,144	2,122	16.4	2016
Jacksonville, FL	3,297	5.4%	751.9	5.4%	228,092	1,925	14.4	2016
Tampa, FL	2,964	4.9%	720.8	5.2%	243,244	1,949	15.1	2016
Indianapolis, IN	3,054	5.0%	555.8	4.0%	181,981	1,937	21.6	2015
Houston, TX	2,421	4.0%	442.2	3.2%	182,667	2,068	19.0	2015
Las Vegas, NV	2,550	4.2%	784.2	5.6%	307,535	1,960	10.9	2018
Raleigh, NC	2,223	3.7%	453.1	3.3%	203,831	1,893	18.3	2015
Columbus, OH	2,181	3.6%	441.6	3.2%	202,517	1,890	21.5	2015
Cincinnati, OH	2,107	3.5%	421.0	3.0%	199,826	1,843	21.9	2014
Orlando, FL	2,126	3.5%	505.8	3.6%	237,928	1,928	17.0	2016
Salt Lake City, UT	1,937	3.2%	596.4	4.3%	307,912	2,244	17.8	2016
Charleston, SC	1,616	2.7%	388.0	2.8%	240,168	1,964	13.2	2017
Greater Chicago area, IL and IN	1,523	2.5%	295.3	2.1%	193,875	1,868	23.3	2013
San Antonio, TX	1,222	2.0%	246.9	1.8%	202,129	1,914	15.8	2016
Savannah/Hilton Head, SC	1,056	1.7%	228.1	1.6%	216,039	1,886	16.1	2017
Seattle, WA	1,014	1.7%	344.6	2.5%	339,864	2,010	14.4	2017
All Other (2)	8,404	13.9%	2,070.7	14.7%	246,395	1,922	17.3	2016
Total/Average	60,531	100.0%	$13,929.5	100.0%	$230,121	1,996	17.7	2016
(1)Excludes 805 single-family properties held for sale as of December 31, 2024.
(2)Represents 17 markets in 16 states.

The following table summarizes certain key leasing metrics as of December 31, 2024:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.4%	$2,279	12.8	6.3	2.8%
Charlotte, NC	95.8%	2,201	12.8	6.0	3.5%
Dallas-Fort Worth, TX	95.4%	2,299	12.3	6.1	1.8%
Phoenix, AZ	94.7%	2,136	12.0	5.6	0.6%
Nashville, TN	94.8%	2,370	12.3	6.2	3.4%
Jacksonville, FL	93.3%	2,184	12.3	6.0	2.3%
Tampa, FL	92.9%	2,428	12.3	6.4	3.4%
Indianapolis, IN	96.3%	1,887	12.9	6.3	4.6%
Houston, TX	95.4%	2,063	13.0	6.1	3.0%
Las Vegas, NV	90.2%	2,321	12.3	6.4	5.6%
Raleigh, NC	95.9%	2,055	12.4	6.4	2.4%
Columbus, OH	94.7%	2,208	12.4	6.4	5.3%
Cincinnati, OH	95.4%	2,154	12.4	6.8	5.4%
Orlando, FL	91.5%	2,395	12.2	6.4	2.9%
Salt Lake City, UT	93.9%	2,456	12.2	6.1	4.3%
Charleston, SC	92.3%	2,302	12.2	6.5	4.6%
Greater Chicago area, IL and IN	96.4%	2,480	12.4	6.6	7.2%
San Antonio, TX	94.3%	1,947	12.3	5.7	(0.2)%
Savannah/Hilton Head, SC	94.3%	2,270	12.3	6.5	5.9%
Seattle, WA	94.2%	2,840	11.6	5.9	4.6%
All Other (6)	93.0%	2,206	12.2	6.2	3.2%
Total/Average	94.2%	$2,239	12.4	6.2	3.4%
(1)Excludes 805 single-family properties held for sale as of December 31, 2024.
(2)For the year ended December 31, 2024, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the year ended December 31, 2024, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the year, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the year ended December 31, 2024, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
(6)Represents 17 markets in 16 states.

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

Property Acquisitions, Development and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. Our ability to identify and acquire homes that meet our investment criteria is impacted by home prices in our target markets, the inventory of properties available-for-sale through traditional acquisition channels, the availability of bulk portfolio acquisition opportunities, competition for our target assets and our available capital. We are also focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we acquire newly constructed homes from third-party developers through our National Builder

Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. We have strategically scaled back acquisitions of single-family properties through our National Builder Program and traditional acquisition channels as the housing market adjusts to the current macroeconomic environment. We will continue to evaluate all of our growth channels and grow accordingly, if and when, acquisition opportunities are attractive relative to the condition of capital markets.

During the year ended December 31, 2024, we developed or acquired 3,724 homes, including (i) 2,000 newly constructed homes delivered to our operating portfolio through our AMH Development Program, (ii) 1,673 homes acquired through a bulk portfolio acquisition and (iii) 51 homes acquired through our National Builder Program and traditional acquisition channels, partially offset by 1,663 homes identified for sale or contributed to unconsolidated joint ventures. During the year ended December 31, 2024, we also developed an additional 356 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 2,356 total home deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of December 31, 2024 and 2023, there were 805 and 862 properties, respectively, as well as certain land lots, classified as held for sale. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

Property Operations

Homes added to our portfolio through new construction channels include properties developed through our internal AMH Development Program and newly constructed properties acquired from third-party developers through our National Builder Program. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, historically it has taken approximately five to seven months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $300,000 and $450,000 to acquire and develop land and build a rental home. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

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

Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory. Typically, it takes approximately 10 to 50 days to lease a property after acquiring or developing a new property through our new construction channels and 20 to 40 days after completing the renovation process for a traditionally acquired property. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. Typically, it takes approximately 20 to 60 days to complete the turnover process.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 5.3% for the year ended December 31, 2024 and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 27.5% and 29.7% during the years ended December 31, 2024 and 2023, respectively.

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

Results of Operations

Net income totaled $468.1 million for the year ended December 31, 2024, compared to $432.1 million for the year ended December 31, 2023. The increase was primarily due to growth in rents and other single-family property revenues exceeding increases in total expenses excluding hurricane-related charges, net, higher net gains on property sales and an increase in other income and expense, net, partially offset by $8.9 million of hurricane-related charges, net and a $6.3 million loss on early extinguishment of debt for the year ended December 31, 2024.

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

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the years ended December 31, 2024 and 2023 (amounts in thousands):

	For the Years Ended December 31,
	2024	2023
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,728,697	$1,623,605
Tenant charge-backs	(221,431)	(215,555)
Core revenues	1,507,266	1,408,050
Less: Non-Same-Home core revenues	(178,981)	(142,882)
Same-Home core revenues	$1,328,285	$1,265,168

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$625,883	$599,459
Property management expenses	129,321	123,363
Noncash share-based compensation - property management	(4,814)	(4,030)
Expenses reimbursed by tenant charge-backs	(221,431)	(215,555)
Core property operating expenses	528,959	503,237
Less: Non-Same-Home core property operating expenses	(71,068)	(64,309)
Same-Home core property operating expenses	$457,891	$438,928

Core NOI and Same-Home Core NOI
Net income	$468,142	$432,142
Hurricane-related charges, net	8,884	—
Loss on early extinguishment of debt	6,323	—
Gain on sale and impairment of single-family properties and other, net	(225,756)	(209,834)
Depreciation and amortization	477,010	456,550
Acquisition and other transaction costs	12,192	16,910
Noncash share-based compensation - property management	4,814	4,030
Interest expense	165,351	140,198
General and administrative expense	83,590	74,615
Other income and expense, net	(22,243)	(9,798)
Core NOI	978,307	904,813
Less: Non-Same-Home Core NOI	(107,913)	(78,573)
Same-Home Core NOI	$870,394	$826,240

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the years ended December 31, 2024 and 2023 (amounts in thousands):

	For the Year Ended December 31, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,313,101		$178,709		$1,491,810
Fees from single-family properties	28,843		4,311		33,154
Bad debt	(13,659)		(4,039)		(17,698)
Core revenues	1,328,285		178,981		1,507,266

Property tax expense	222,855	16.8%	29,551	16.5%	252,406	16.7%
HOA fees, net (2)	23,745	1.8%	3,166	1.8%	26,911	1.8%
R&M and turnover costs, net (2)	96,397	7.3%	16,809	9.4%	113,206	7.5%
Insurance	16,859	1.3%	2,962	1.7%	19,821	1.3%
Property management expenses, net (3)	98,035	7.3%	18,580	10.3%	116,615	7.8%
Core property operating expenses	457,891	34.5%	71,068	39.7%	528,959	35.1%

Core NOI	$870,394	65.5%	$107,913	60.3%	$978,307	64.9%

	For the Year Ended December 31, 2023
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,253,000		$143,862		$1,396,862
Fees from single-family properties	27,008		3,747		30,755
Bad debt	(14,840)		(4,727)		(19,567)
Core revenues	1,265,168		142,882		1,408,050

Property tax expense	212,121	16.8%	27,304	19.1%	239,425	17.0%
HOA fees, net (2)	22,855	1.8%	2,913	2.0%	25,768	1.8%
R&M and turnover costs, net (2)	92,808	7.3%	15,565	10.9%	108,373	7.7%
Insurance	15,780	1.2%	2,168	1.5%	17,948	1.3%
Property management expenses, net (3)	95,364	7.6%	16,359	11.5%	111,723	7.9%
Core property operating expenses	438,928	34.7%	64,309	45.0%	503,237	35.7%

Core NOI	$826,240	65.3%	$78,573	55.0%	$904,813	64.3%
(1)Includes 51,958 properties that have been stabilized longer than 90 days prior to January 1, 2023.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 6.5% to $1.73 billion for the year ended December 31, 2024 from $1.62 billion for the year ended December 31, 2023. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 4.4% to $625.9 million for the year ended December 31, 2024 from $599.5 million for the year ended December 31, 2023. This increase was primarily attributable to an annual increase in property tax expense and higher R&M and turnover costs.

Property Management Expenses

Property management expenses for the years ended December 31, 2024 and 2023 were $129.3 million and $123.4 million, respectively, which included $4.8 million and $4.0 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses and noncash share-based compensation expense.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 5.0% to $1.33 billion for the year ended December 31, 2024 from $1.27 billion for the year ended December 31, 2023. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 5.3% to $2,189 per month for the year ended December 31, 2024 compared to $2,078 per month for the year ended December 31, 2023, as well as higher fees from single-family properties and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 96.2% for the year ended December 31, 2024 compared to 96.7% for the year ended December 31, 2023.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.3% to $457.9 million for the year ended December 31, 2024 from $438.9 million for the year ended December 31, 2023 primarily driven by an annual increase in property tax expense.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the years ended December 31, 2024 and 2023 was $83.6 million and $74.6 million, respectively, which included $20.6 million and $16.4 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily related to an increase in noncash share-based compensation expense as well as an increase in personnel related expenses.

Interest Expense

Interest expense increased 17.9% to $165.4 million for the year ended December 31, 2024 from $140.2 million for the year ended December 31, 2023. This increase was primarily due to additional interest from the issuances of unsecured senior notes in January 2024, June 2024 and December 2024, partially offset by lower interest expense resulting from the payoffs of the AMH 2014-SFR2 securitization in February 2024 and AMH 2014-SFR3 securitization in August 2024.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the years ended December 31, 2024 and 2023 were $12.2 million and $16.9 million, respectively, which included $5.6 million and $5.0 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in personnel costs.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 4.5% to $477.0 million for the year ended December 31, 2024 from $456.6 million for the year ended December 31, 2023 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Hurricane-Related Charges, net

Hurricanes Beryl, Debby, Helene and Milton impacted certain properties in our Texas, Florida, Georgia, South Carolina and North Carolina markets during the year ended December 31, 2024. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2024, the Company recognized $12.8 million in gross charges primarily related to actual and estimated accruals for minor repair and remediation costs, partially offset by an estimated $3.9 million of related insurance claims that the Company believes is probable it will recover, resulting in a net charge of $8.9 million.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the years ended December 31, 2024 and 2023 was $225.8 million and $209.8 million, respectively, which included $9.2 million and $1.9 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from an increase in properties sold.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $6.3 million for the year ended December 31, 2024, compared to zero for the year ended December 31, 2023, as a result of the termination of our previous revolving credit facility in July 2024 and the payoffs of the AMH 2014-SFR2 securitization in February 2024 and the AMH 2014-SFR3 securitization in August 2024.

Other Income and Expense, net

Other income and expense, net for the years ended December 31, 2024 and 2023 was $22.2 million and $9.8 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The increase was primarily due to higher interest income.

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

Investments in Real Estate - Estimating Purchase Price Allocation

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the total purchase price to individual homes in a portfolio acquisition and allocating the individual purchase price of a home to the acquired components, the Company utilizes its own market knowledge obtained from historical transactions, its AMH Development Program and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense. For example, if a greater portion of the fair value is allocated to land, which does not depreciate, our net income would be higher. Typically, we allocate between 10% to 30% of the purchase price of properties to land. For the year ended December 31, 2024, the Company purchased 1,724 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $495.9 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

Impairment of Long-Lived Assets - Estimating Future Cash Flows

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, sustained losses, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. Excluding the effects of casualty losses, no impairments on operating properties were recorded during the years ended December 31, 2024, 2023 and 2022.

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

Sources of Capital

We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), property dispositions and joint venture transactions. We expect to meet our operating liquidity requirements and our dividend distributions generally through cash on hand and cash provided by operations. For our acquisition and development expenditures, we expect to supplement these sources through the issuance of equity securities, including under our 2023 At-the-Market Program described below, borrowings under our $1.25 billion credit facility, issuances of unsecured senior notes and proceeds from sales of single-family properties. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, including drawing on our revolving credit facility.

Our liquidity and capital resources as of December 31, 2024 included cash and cash equivalents of $199.4 million. Additionally, as of December 31, 2024, we had no outstanding borrowings and $2.0 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.25 billion of remaining borrowing capacity. Under our 2023 At-the-Market Program described below, we also had $753.7 million remaining available for future share issuances as of December 31, 2024. The Company’s debt issuances during the year ended December 31, 2024 included (i) $600.0 million of 5.500% unsecured senior notes with a maturity date of February 1, 2034 (the “2034 Notes I”), raising net proceeds of $595.5 million, (ii) $500.0 million of 5.500% unsecured senior notes with a maturity date of July 15, 2034 (the “2034 Notes II”), raising net proceeds of $494.0 million, and (iii) $500.0 million of 5.250% unsecured senior notes with a maturity date of March 15, 2035 (the “2035 Notes”), which were hedged to yield an interest rate of 5.08%, raising net proceeds of $494.2 million. The Company’s equity issuances during the year ended December 31, 2024 included (i) 932,746 Class A common shares issued directly under our 2023 At-the-Market Program, raising net proceeds of $33.2 million, and (ii) 2,987,024 Class A common shares issued and physically settled as part of a forward sale agreement under its 2023 At-the-Market Program, receiving net proceeds of $109.8 million. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

Uses of Capital

Our expected material cash requirements over the next twelve months consist of (i) contractually obligated expenditures, including payments of principal and interest, (ii) other essential expenditures, including property operating expenses, HOA fees (as applicable), real estate taxes, maintenance capital expenditures, general and administrative expenses and dividends on our equity securities including those paid in accordance with REIT distribution requirements, and (iii) opportunistic expenditures, including to pay for the acquisition, development and renovation of our properties and repurchases of our securities. Additionally, in February 2025, the Company provided notice to the third-party lender of its intent to repay all amounts due under the AMH 2015-SFR1 securitization during the second quarter of 2025 and we also expect to repay all amounts due under the AMH 2015-SFR2 securitization in 2025.

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. During the year ended December 31, 2024, the Company repaid all amounts due under the AMH 2014-SFR2 and AMH 2014-SFR3 securitizations. See Note 7. Debt, Note 8. Accounts Payable and Accrued Expenses, Note 14. Commitments and Contingencies and Note 16. Subsequent Events to our consolidated financial statements included as a separate section in Part IV,

“Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K for a discussion of our material short-term and long-term cash requirements.

A summary of our contractual obligations as of December 31, 2024 is presented below (amounts in thousands):

		Payments by Period
	Total	Less than 1 year	Thereafter
Debt maturities (1)	$5,075,391	$10,302	$5,065,089
Interest on debt obligations (2)	1,858,340	206,085	1,652,255
Operating lease obligations	17,774	4,081	13,693
Purchase obligations (3)	81,431	72,072	9,359
Total	$7,032,936	$292,540	$6,740,396
(1)Amounts represent principal amounts due and exclude unamortized discounts and deferred financing costs.
(2)Represents estimated future interest payments on our debt instruments based on applicable interest rates as of December 31, 2024 and assumes the repayment of the AMH 2015-SFR1 and AMH 2015-SFR2 securitizations on their anticipated repayment dates in 2025. The fully extended maturity dates for the AMH 2015-SFR1 and AMH 2015-SFR2 securitizations are in 2045 and the interest rates increase on the anticipated repayment dates in 2025. If the AMH 2015-SFR1 and AMH 2015-SF2 securitizations are not repaid on the anticipated repayment dates in 2025, our interest on debt obligations above would increase. Future interest payments on debt obligations will also be impacted by the level of borrowing on our revolving credit facility in the future.
(3)Represents commitments to acquire one single-family property for a purchase price of $0.3 million and land relating to our AMH Development Program for an aggregate purchase price of $81.1 million. The timing of these obligations due within one year may be extended beyond December 31, 2025. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the years ended December 31, 2024 and 2023 (amounts in thousands):

	For the Years Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$811,535	$738,689	$72,846
Net cash used for investing activities	(825,876)	(692,578)	(133,298)
Net cash provided by (used for) financing activities	142,696	(42,210)	184,906
Net increase in cash, cash equivalents and restricted cash	$128,355	$3,901	$124,454

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities increased $72.8 million, or 9.9%, from $738.7 million during the year ended December 31, 2023 to $811.5 million during the year ended December 31, 2024, primarily due to increased cash inflows generated from higher rental rates and changes in working capital primarily related to the timing of payments for prepaid expenses and other assets and accounts payable and accrued expenses, partially offset by higher cash outflows for property related expenses.

Investing Activities

	For the Years Ended December 31,		Change
(Amounts in thousands)	2024	2023
Sources of cash from investing activities:
Net proceeds received from sales of single-family properties and other	$573,182	$469,463	$103,719
Distributions from joint ventures	116,311	47,736	68,575
Proceeds from asset-backed securitization certificates	25,666	—	25,666
Change in escrow deposits for purchase of single-family properties	5,482	4,928	554
Proceeds from notes receivable related to the sale of properties	540	698	(158)
Proceeds received from storm-related insurance claims	—	4,050	(4,050)
	$721,181	$526,875	$194,306
Uses of cash for investing activities:
Cash paid for development activity	$(845,851)	$(979,848)	$133,997
Cash paid for single-family properties	(495,912)	(12,784)	(483,128)
Recurring and other capital expenditures for single-family properties	(121,751)	(134,176)	12,425
Renovations to single-family properties	(34,052)	(40,137)	6,085
Investment in unconsolidated joint ventures	(19,680)	(12,614)	(7,066)
Cash paid for deposits on land option contracts	(653)	(1,142)	489
Other investing activities	(29,158)	(38,752)	9,594
	$(1,547,057)	$(1,219,453)	$(327,604)

Net cash used for investing activities	$(825,876)	$(692,578)	$(133,298)

Net cash used for investing activities increased $133.3 million, or 19.2%, from $692.6 million during the year ended December 31, 2023 to $825.9 million during the year ended December 31, 2024. Our investing activities are most significantly impacted by the level of investment activity through traditional acquisition channels, including the availability of bulk portfolio acquisition opportunities, the development of “built-for-rental” homes through our AMH Development Program and the acquisition of newly built properties through our National Builder Program. We have strategically scaled back acquisitions of single-family properties through broker sales via the MLS and our National Builder Program as the housing market adjusts to the current macroeconomic environment. We will continue to evaluate all of our growth channels and grow accordingly, if and when, acquisition opportunities are attractive relative to the condition of capital markets. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio.

Cash outflows for the addition of single-family properties to our portfolio increased $348.6 million during the year ended December 31, 2024, which includes cash paid for development activity and single-family properties and related changes in escrow deposits, primarily due to 1,673 homes acquired through a bulk portfolio acquisition during the year ended December 31, 2024. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. This increase in net cash used for investing activities was partially offset by an $18.5 million decrease in cash outflows for recurring and other capital expenditures for single-family properties and renovations to single-family properties resulting from a reduction in spend on property-enhancing capital expenditures. Additional drivers partially offsetting the increase in net cash used for investing activities include (i) a $103.7 million increase in net proceeds received from sales of single-family properties and other resulting from an increase in properties sold during the year ended December 31, 2024, (ii) a $61.5 million increase in distributions from joint ventures, net of contributions, primarily due to additional cash distributions received with respect to our property and land contributions during the year ended December 31, 2024, (iii) $25.7 million of cash proceeds received during the year ended December 31, 2024 for our AMH 2014-SFR2 Class F asset-backed securitization certificates and (iv) a $9.6 million decrease in cash outflows for other investing activities primarily due to a nonrecurring investment in a residential-focused proptech company during the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities was $142.7 million for the year ended December 31, 2024 compared to net cash used for financing activities of $42.2 million during the year ended December 31, 2023. This change was primarily due to the debt and equity activity described below as well as $82.0 million in payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program during the year ended December 31, 2024. See Land Option Contracts in Note 2. Significant Accounting Policies to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

Debt

As of December 31, 2024, the Company had outstanding asset-backed securitizations maturing in 2045 with an aggregate principal amount of $925.4 million and outstanding unsecured senior notes with varying maturities starting in 2028 with an aggregate principal amount of $4.15 billion. The Company has provided notice to the third-party lender of its intent to repay all amounts due under the AMH 2015-SFR1 securitization during the second quarter of 2025 and we also expect to repay all amounts due under the AMH 2015-SFR2 securitization in 2025. The Company’s revolving credit facility has a maximum borrowing capacity of $1.25 billion and matures in 2028 with two six-month extension options at the Company’s election if certain conditions are met. As of December 31, 2024, the Company had no outstanding borrowings under its revolving credit facility

During the year ended December 31, 2024, the Company paid off the $460.6 million outstanding principal on the AMH 2014-SFR2 securitization and the $471.8 million outstanding principal on the AMH 2014-SFR3 securitization, which resulted in $1.0 million and $0.5 million, respectively, of charges related to legal fees and write-offs of unamortized deferred financing costs. The Company also terminated its previous revolving credit facility during the third quarter of 2024, which resulted in $4.8 million of charges related to the write-off of unamortized deferred financing costs. These charges aggregated to $6.3 million for the year ended December 31, 2024 and were included in loss on early extinguishment of debt within the consolidated statements of operations included in a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K

During the year ended December 31, 2024, the Company also issued the 2034 Notes I, the 2034 Notes II and the 2035 Notes, receiving $1.59 billion in proceeds, net of discount, and paid $13.7 million in related deferred financing costs as well as received $8.6 million for the settlement of two treasury locks in connection with the pricing of the 2035 Notes. The Company also entered into a new credit agreement with a $1.25 billion sustainability-linked revolving credit facility and paid $11.5 million in related deferred financing costs. During the year ended December 31, 2024, the Company borrowed $400.0 million and paid down $490.0 million on its revolving credit facility as well as repaid an additional $19.8 million on its asset-backed securitizations.

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

Class A Common Share Offering

The Company entered into forward sale agreements with the forward purchasers (the “2022 Forward Sale Agreements”) during the first quarter of 2022 as part of an underwritten public offering. During the first quarter of 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares under the 2022 Forward Sale Agreements, receiving net proceeds of $298.4 million. See Note 9. Shareholders’ Equity / Partners’ Capital to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibit and Financial Statement Schedules” of this Annual Report on Form 10-K.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the 2023 At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the years ended December 31, 2024 and 2023, the Company directly issued 932,746 and 2,799,683 Class A common shares under its 2023 At-the-Market Program, respectively, raising $33.7 million and $102.0 million in gross proceeds before commissions and other expenses of approximately $0.5 million and $1.7 million, respectively. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”) to offer 2,987,024 Class A common shares on a forward basis under its 2023 At-the-Market Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. As of December 31, 2024, 6,719,453 shares have been issued under the 2023 At-the-Market Program and $753.7 million remained available for future issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2024 and 2023, we did not repurchase and retire any of our Class A common shares or preferred shares. As of December 31, 2024, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

During the years ended December 31, 2024 and 2023, the Company distributed an aggregate $450.8 million and $378.5 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the years ended December 31, 2024 and 2023 (amounts in thousands):

	For the Years Ended December 31,
	2024	2023
Net income attributable to common shareholders	$398,482	$366,224
Adjustments:
Noncontrolling interests in the Operating Partnership	55,716	51,974
Gain on sale and impairment of single-family properties and other, net	(225,756)	(209,834)
Adjustments for unconsolidated joint ventures	4,722	3,711
Depreciation and amortization	477,010	456,550
Less: depreciation and amortization of non-real estate assets	(19,447)	(17,417)
FFO attributable to common share and unit holders (1)	$690,727	$651,208
Adjustments:
Acquisition, other transaction costs and other	12,192	16,910
Noncash share-based compensation - general and administrative	20,617	16,379
Noncash share-based compensation - property management	4,814	4,030
Hurricane-related charges, net	8,884	—
Loss on early extinguishment of debt	6,323	—
Core FFO attributable to common share and unit holders (1)	$743,557	$688,527
Recurring Capital Expenditures	(76,281)	(76,098)
Leasing costs	(3,966)	(3,113)
Adjusted FFO attributable to common share and unit holders (1)	$663,310	$609,316
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the years ended December 31, 2024 and 2023 (amounts in thousands):

	For the Years Ended December 31,
	2024	2023
Net income	$468,142	$432,142
Interest expense	165,351	140,198
Depreciation and amortization	477,010	456,550
EBITDA	$1,110,503	$1,028,890

Gain on sale and impairment of single-family properties and other, net	(225,756)	(209,834)
Adjustments for unconsolidated joint ventures	4,722	3,711
EBITDAre	$889,469	$822,767

Noncash share-based compensation - general and administrative	20,617	16,379
Noncash share-based compensation - property management	4,814	4,030
Acquisition, other transaction costs and other	12,192	16,910
Hurricane-related charges, net	8,884	—
Loss on early extinguishment of debt	6,323	—
Adjusted EBITDAre	$942,299	$860,086

Recurring Capital Expenditures	(76,281)	(76,098)
Leasing costs	(3,966)	(3,113)
Fully Adjusted EBITDAre	$862,052	$780,875

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

During the third quarter of 2024, the Company entered into a new credit agreement with a $1.25 billion sustainability-linked revolving credit facility. All borrowings under our revolving credit facility bear interest at SOFR plus a 0.10% spread adjustment and a margin of 0.85% until the fully extended maturity date of July 2029 and are subject to a zero percent SOFR floor. As of December 31, 2024, the Company had no outstanding variable rate debt under its revolving credit facility and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

As of December 31, 2024, the Company had approximately $5.1 billion of fixed rate debt and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows by scheduled maturity, weighted-average interest rates and the estimated fair value of our fixed rate debt as of December 31, 2024 (amounts in thousands):

	Expected Maturity Date
	2025	2026	2027	2028	2029	Thereafter	Total	Estimated Fair Value
Fixed rate debt	$10,302	$10,302	$10,302	$510,302	$410,302	$4,123,881	$5,075,391	$4,741,998
Weighted-average interest rate	4.68%	4.95%	4.94%	5.00%	5.02%	5.42%	5.21%

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

American Homes 4 Rent

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, the Company performed an evaluation, under the supervision of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Company’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter of the year ended December 31, 2024, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, which is presented at the end of this “Item 9A. Controls and Procedures.”

American Homes 4 Rent, L.P.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, the Operating Partnership performed an evaluation, under the supervision of the general partner’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Operating Partnership’s evaluation, the general partner’s CEO and CFO concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Operating Partnership’s internal controls over financial reporting that occurred during the Operating Partnership’s last fiscal quarter of the year ended December 31, 2024, that materially affected, or were reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of American Homes 4 Rent

Opinion on Internal Control Over Financial Reporting

We have audited American Homes 4 Rent’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Homes 4 Rent (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 21, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to trustees, executive officers and, to the extent applicable, Section 16(a) compliance will be included in the Company’s definitive proxy statement for the 2025 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included in the 2025 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics and insider trading arrangements and policies will be included in the 2025 Proxy Statement and is incorporated herein by reference. Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table below, will be included in the 2025 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2024 for the Company’s equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,871,640	(2)	$19.83	(3)	9,579,228	(4)
Equity compensation plans not approved by security holders	—		$—		—
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
(4)As of December 31, 2024, 6,909,819 shares and 2,669,409 shares are remaining available for future issuances under the Plans and the 2021 ESPP, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

4.5	Form of Global Note representing the Notes (Incorporated by reference to and included in Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 23, 2019.)

4.6	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed February 24, 2023.)

4.7
Third Supplemental Indenture, dated as of July 8, 2021, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 8, 2021.)

4.8	Form of Global Note representing the 2031 Notes (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 8, 2021.)

4.9
Fourth Supplemental Indenture, dated as of July 8, 2021, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed July 8, 2021.)

4.10	Form of Global Note representing the 2051 Notes (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed July 8, 2021.)

4.11
Fifth Supplemental Indenture, dated as of April 7, 2022, between American Homes 4 Rent, L.P. and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.12	Form of Global Note representing the 2032 Notes (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.13
Sixth Supplemental Indenture, dated as of April 7, 2022, between American Homes 4 Rent, L.P. and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.14	Form of Global Note representing the 2052 Notes (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

4.15
Seventh Supplemental Indenture, dated as of January 30, 2024, among American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 30, 2024.)

4.16	Form of Global Note representing the 2034 Notes I (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 30, 2024.)

4.17
Eighth Supplemental Indenture, dated as of June 26, 2024, between American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 26, 2024.)

4.18	Form of Global Note representing the 2034 Notes II (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 26, 2024.)

4.19
Ninth Supplemental Indenture, dated as of December 9, 2024, between American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 9, 2024.)

4.20	Form of Global Note representing the 2035 Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 9, 2024.)

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

10.19
Loan Agreement dated as of September 22, 2015 between AMH 2015-2 Borrower, LLC, as Borrower and Goldman Sachs Mortgage Company, as Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2015.)

10.20		Amendment Number Seven to the Master Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2016.)

10.21	†	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 24, 2017.)

10.22	†
Form of Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.23	†	American Homes 4 Rent 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2021.)

10.24	†	Form of Restricted Share Unit Agreement – Retention (2021) (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.25	†
Form of Restricted Share Unit Agreement – Time-Vesting for Vice Presidents and Above (2021) (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.26	†
Form of Restricted Share Unit Agreement – Performance-Vesting for Vice Presidents and Above (2021) (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.27	†	Form of Restricted Share Unit Agreement for Non-Management Trustees (2021) (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.28	†
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

10.30	†	Form of Indemnification Agreement with Trustees and Executive Officers. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed February 23, 2024.)

10.31	†
Form of Retirement and Award Agreement between American Homes 4 Rent and David P. Singelyn. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2024.)

10.32	†	Form of Restricted Share Unit Agreement – Performance-Vesting for Executives (2024). Filed herewith.

10.33	†	Form of Severance and Change of Control Letter Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2022.)

10.34
Credit Agreement, dated July 16, 2024, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2024.)

19.1		Policy on Inside Information and Insider Trading. Filed herewith.

21.1		List of Subsidiaries of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

23.1		Consent of independent registered public accounting firm of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

24.1		Power of Attorney (included on the signature page of this Form 10-K). Filed herewith.

31.1		Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2		Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3		Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4		Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2		Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

97.1		Policy Relating to Recovery of Erroneously Awarded Compensation. (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 23, 2024.)

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
†    Indicates management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

AMERICAN HOMES 4 RENT
By:	/s/ BRYAN SMITH
Bryan Smith, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ BRYAN SMITH
Bryan Smith Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ CHRIS LAU
Chris Lau Chief Financial Officer and Senior Executive Vice President (Principal Financial Officer)

By:	/s/ BRIAN REITZ
Brian Reitz Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ DOUGLAS BENHAM
Douglas Benham (Trustee)

By:	/s/ JACK CORRIGAN
Jack Corrigan (Trustee)

By:	/s/ DAVID GOLDBERG
David Goldberg (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW HART
Matthew Hart (Trustee)

By:	/s/ MICHELLE KERRICK
Michelle Kerrick (Trustee)

By:	/s/ JAMES KROPP
James Kropp (Trustee)

By:	/s/ DAVID SINGELYN
David Singelyn (Trustee)

By:	/s/ LYNN SWANN
Lynn Swann (Trustee)

By:	/s/ WINIFRED WEBB
Winifred Webb (Trustee)

By:	/s/ JAY WILLOUGHBY
Jay Willoughby (Trustee)

By:	/s/ MATTHEW ZAIST
Matthew Zaist (Trustee)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

AMERICAN HOMES 4 RENT, L.P.
By:	American Homes 4 Rent, its General Partner
By:	/s/ BRYAN SMITH
Bryan Smith, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2025, by the following persons on behalf of American Homes 4 Rent, as sole general partner of American Homes 4 Rent, L.P., the registrant, and in the capacities indicated.

By:	/s/ BRYAN SMITH
Bryan Smith Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ CHRIS LAU
Chris Lau Chief Financial Officer and Senior Executive Vice President (Principal Financial Officer)

By:	/s/ BRIAN REITZ
Brian Reitz Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ DOUGLAS BENHAM
Douglas Benham (Trustee)

By:	/s/ JACK CORRIGAN
Jack Corrigan (Trustee)

By:	/s/ DAVID GOLDBERG
David Goldberg (Trustee)

By:	/s/ TAMARA HUGHES GUSTAVSON
Tamara Hughes Gustavson (Trustee)

By:	/s/ MATTHEW HART
Matthew Hart (Trustee)

By:	/s/ MICHELLE KERRICK
Michelle Kerrick (Trustee)

By:	/s/ JAMES KROPP
James Kropp (Trustee)

By:	/s/ DAVID SINGELYN
David Singelyn (Trustee)

By:	/s/ LYNN SWANN
Lynn Swann (Trustee)

By:	/s/ WINIFRED WEBB
Winifred Webb (Trustee)

By:	/s/ JAY WILLOUGHBY
Jay Willoughby (Trustee)

By:	/s/ MATTHEW ZAIST
Matthew Zaist (Trustee)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of American Homes 4 Rent

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Purchase price accounting
Description of the Matter
For the year ended December 31, 2024, the Company completed the acquisition of 1,724 single-family properties for a total purchase price of $495.9 million. As explained in Note 2 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, were recorded at the price to acquire the single-family properties including acquisition costs. The purchase price was allocated to the acquired components, which consist principally of land and buildings, based upon their relative fair values, which were determined using the Company’s own knowledge obtained from published market data, including county tax assessment records, and supplemented by the Company’s historical costs to construct a home.

Auditing the accounting for the Company’s 2024 acquisitions of single-family properties was challenging because the determination of the relative fair values of the acquired land and buildings involved a higher degree of subjectivity due to the lack of availability of direct comparable market information.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired single-family properties, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land and buildings, including review of the significant inputs and assumptions used to develop those estimates. Management’s review of the allocated values included the use of historical market data and internal construction costs to validate the reasonableness of the allocated land and building values.

For the 2024 single-family property acquisitions described above, our procedures included, among others, an evaluation of the methodology used by the Company and an assessment of the sensitivity of changes in the inputs and assumptions on the purchase price allocation. For a sample of acquisitions, we read the purchase and sale agreements and tested the completeness and accuracy of the underlying data supporting the significant inputs and assumptions. For example, on a sub-market basis, we compared the allocated land and building values to the historical allocations for single-family properties acquired in similar markets or submarkets in prior years. We also performed a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated building values. In addition, for a sample of the acquired properties, our valuation specialists performed corroborative calculations to assess whether management’s allocations were supported by observable market data. Specifically, our valuation specialists utilized alternative data sources to develop a range of independent estimates of the land and building fair values to evaluate the reasonableness of management’s allocations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Partners of American Homes 4 Rent, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent, L.P. (the Operating Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Purchase price accounting
Description of the Matter
For the year ended December 31, 2024, the Operating Partnership completed the acquisition of 1,724 single-family properties for a total purchase price of $495.9 million. As explained in Note 2 to the consolidated financial statements, the transactions were accounted for as asset acquisitions, and as such, were recorded at the price to acquire the single-family properties including acquisition costs. The purchase price was allocated to the acquired components, which consist principally of land and buildings, based upon their relative fair values, which were determined using the Operating Partnership’s own knowledge obtained from published market data, including county tax assessment records, and supplemented by the Operating Partnership’s historical costs to construct a home.

Auditing the accounting for the Operating Partnership’s 2024 acquisitions of single-family properties was challenging because the determination of the relative fair values of the acquired land and buildings involved a higher degree of subjectivity due to the lack of availability of direct comparable market information.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for acquired single-family properties, including controls over the review of assumptions underlying the purchase price allocation and accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land and buildings, including review of the significant inputs and assumptions used to develop those estimates. Management’s review of the allocated values included the use of historical market data and internal construction costs to validate the reasonableness of the allocated land and building values.

For the 2024 single-family property acquisitions described above, our procedures included, among others, an evaluation of the methodology used by the Operating Partnership and an assessment of the sensitivity of changes in the inputs and assumptions on the purchase price allocation. For a sample of acquisitions, we read the purchase and sale agreements and tested the completeness and accuracy of the underlying data supporting the significant inputs and assumptions. For example, on a sub-market basis, we compared the allocated land and building values to the historical allocations for single-family properties acquired in similar markets or submarkets in prior years. We also performed a sensitivity analysis to evaluate the impact on the Company’s financial statements resulting from changes in allocated building values. In addition, for a sample of the acquired properties, our valuation specialists performed corroborative calculations to assess whether management’s allocations were supported by observable market data. Specifically, our valuation specialists utilized alternative data sources to develop a range of independent estimates of the land and building fair values to evaluate the reasonableness of management’s allocations.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2017.

Los Angeles, California
February 21, 2025

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Single-family properties:
Land	$2,370,006	$2,234,301
Buildings and improvements	11,559,461	10,651,388
Single-family properties in operation	13,929,467	12,885,689
Less: accumulated depreciation	(3,048,868)	(2,719,970)
Single-family properties in operation, net	10,880,599	10,165,719
Single-family properties under development and development land	1,272,284	1,409,424
Single-family properties and land held for sale, net	212,808	182,082
Total real estate assets, net	12,365,691	11,757,225
Cash and cash equivalents	199,413	59,385
Restricted cash	150,803	162,476
Rent and other receivables	48,452	42,823
Escrow deposits, prepaid expenses and other assets	337,379	406,138
Investments in unconsolidated joint ventures	159,134	114,198
Asset-backed securitization certificates	—	25,666
Goodwill	120,279	120,279
Total assets	$13,381,151	$12,688,190

Liabilities
Revolving credit facility	$—	$90,000
Asset-backed securitizations, net	924,344	1,871,421
Unsecured senior notes, net	4,086,418	2,500,226
Accounts payable and accrued expenses	521,759	573,660
Total liabilities	5,532,521	5,035,307

Commitments and contingencies (see Note 14)

Equity
Shareholders' equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 368,987,993 and 364,296,431 shares issued and outstanding at December 31, 2024 and 2023, respectively)	3,690	3,643
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2024 and 2023)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at December 31, 2024 and 2023)	92	92
Additional paid-in capital	7,529,008	7,357,848
Accumulated deficit	(380,632)	(394,908)
Accumulated other comprehensive income	7,852	843
Total shareholders' equity	7,160,016	6,967,524
Noncontrolling interest	688,614	685,359
Total equity	7,848,630	7,652,883

Total liabilities and equity	$13,381,151	$12,688,190

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Rents and other single-family property revenues	$1,728,697	$1,623,605	$1,490,534

Expenses:
Property operating expenses	625,883	599,459	552,091
Property management expenses	129,321	123,363	112,698
General and administrative expense	83,590	74,615	68,057
Interest expense	165,351	140,198	134,871
Acquisition and other transaction costs	12,192	16,910	23,452
Depreciation and amortization	477,010	456,550	426,531
Hurricane-related charges, net	8,884	—	6,133
Total expenses	1,502,231	1,411,095	1,323,833

Gain on sale and impairment of single-family properties and other, net	225,756	209,834	136,459
Loss on early extinguishment of debt	(6,323)	—	—
Other income and expense, net	22,243	9,798	6,865

Net income	468,142	432,142	310,025

Noncontrolling interest	55,716	51,974	36,887
Dividends on preferred shares	13,944	13,944	17,081
Redemption of perpetual preferred shares	—	—	5,276

Net income attributable to common shareholders	$398,482	$366,224	$250,781

Weighted-average common shares outstanding:
Basic	367,454,012	362,024,968	349,290,848
Diluted	367,989,537	362,477,216	349,787,092

Net income attributable to common shareholders per share:
Basic	$1.08	$1.01	$0.72
Diluted	$1.08	$1.01	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$468,142	$432,142	$310,025
Other comprehensive income (loss):
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	8,595	—	—
Reclassification adjustment for amortization of interest expense included in net income	(615)	(564)	(564)
Other comprehensive income (loss):	7,980	(564)	(564)
Comprehensive income	476,122	431,578	309,461
Comprehensive income attributable to noncontrolling interests	56,687	51,899	36,805
Dividends on preferred shares	13,944	13,944	17,081
Redemption of perpetual preferred shares	—	—	5,276
Comprehensive income attributable to common shareholders	$405,491	$365,735	$250,299

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2021	337,362,716	$3,374	635,075	$6	15,400,000	$154	$6,492,933	$(438,710)	$1,814	$6,059,571	$678,858	$6,738,429
Share-based compensation	—	—	—	—	—	—	27,308	—	—	27,308	—	27,308
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	519,110	5	—	—	—	—	118	—	—	123	—	123
Issuance of Class A common shares, net of offering costs of $200	15,000,000	150	—	—	—	—	561,122	—	—	561,272	—	561,272
Redemption of Series F perpetual preferred shares	—	—	—	—	(6,200,000)	(62)	(149,662)	(5,276)	—	(155,000)	—	(155,000)
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(17,081)	—	(17,081)	—	(17,081)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(36,992)	(36,992)
Common shares ($0.72 per share)	—	—	—	—	—	—	—	(252,862)	—	(252,862)	—	(252,862)
Net income	—	—	—	—	—	—	—	273,138	—	273,138	36,887	310,025
Total other comprehensive loss	—	—	—	—	—	—	—	—	(482)	(482)	(82)	(564)
Balances at December 31, 2022	352,881,826	$3,529	635,075	$6	9,200,000	$92	$6,931,819	$(440,791)	$1,332	$6,495,987	$678,671	$7,174,658
Share-based compensation	—	—	—	—	—	—	25,370	—	—	25,370	—	25,370
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	614,922	6	—	—	—	—	2,567	—	—	2,573	—	2,573
Issuance of Class A common shares, net of offering costs of $400	10,799,683	108	—	—	—	—	398,092	—	—	398,200	—	398,200
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(13,944)	—	(13,944)	—	(13,944)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(45,211)	(45,211)
Common shares ($0.88 per share)	—	—	—	—	—	—	—	(320,341)	—	(320,341)	—	(320,341)
Net income	—	—	—	—	—	—	—	380,168	—	380,168	51,974	432,142
Total other comprehensive loss	—	—	—	—	—	—	—	—	(489)	(489)	(75)	(564)
Balances at December 31, 2023	364,296,431	$3,643	635,075	$6	9,200,000	$92	$7,357,848	$(394,908)	$843	$6,967,524	$685,359	$7,652,883

American Homes 4 Rent
Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2023	364,296,431	$3,643	635,075	$6	9,200,000	$92	$7,357,848	$(394,908)	$843	$6,967,524	$685,359	$7,652,883
Share-based compensation	—	—	—	—	—	—	30,984	—	—	30,984	—	30,984
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	771,792	8	—	—	—	—	(2,602)	—	—	(2,594)	—	(2,594)
Issuance of Class A common shares, net of offering costs of $257	3,919,770	39	—	—	—	—	142,778	—	—	142,817	—	142,817
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(13,944)	—	(13,944)	—	(13,944)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(53,432)	(53,432)
Common shares ($1.04 per share)	—	—	—	—	—	—	—	(384,206)	—	(384,206)	—	(384,206)
Net income	—	—	—	—	—	—	—	412,426	—	412,426	55,716	468,142
Total other comprehensive income	—	—	—	—	—	—	—	—	7,009	7,009	971	7,980
Balances at December 31, 2024	368,987,993	$3,690	635,075	$6	9,200,000	$92	$7,529,008	$(380,632)	$7,852	$7,160,016	$688,614	$7,848,630

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities
Net income	$468,142	$432,142	$310,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	477,010	456,550	426,531
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	11,489	12,279	11,673
Noncash share-based compensation	30,984	25,370	27,308
Loss on early extinguishment of debt	6,323	—	—
Equity in net loss (income) of unconsolidated entities	6	(1,227)	(3,066)
Return on investment from unconsolidated joint ventures	1,946	3,345	5,711
Gain on sale and impairment of single-family properties and other, net	(225,756)	(209,834)	(136,459)
Other changes in operating assets and liabilities:
Rent and other receivables	(1,710)	879	(8,146)
Prepaid expenses and other assets	11,201	(21,545)	(7,144)
Deferred leasing costs	(3,966)	(3,113)	(2,586)
Accounts payable and accrued expenses	34,362	44,264	43,615
Amounts due from related parties	1,504	(421)	(1,944)
Net cash provided by operating activities	811,535	738,689	665,518

Investing activities
Cash paid for single-family properties	(495,912)	(12,784)	(595,171)
Change in escrow deposits for purchase of single-family properties	5,482	4,928	20,431
Net proceeds received from sales of single-family properties and other	573,182	469,463	292,509
Proceeds received from storm-related insurance claims	—	4,050	1,981
Proceeds from notes receivable related to the sale of properties	540	698	34,090
Investment in unconsolidated joint ventures	(19,680)	(12,614)	(25,313)
Distributions from joint ventures	116,311	47,736	68,310
Renovations to single-family properties	(34,052)	(40,137)	(98,019)
Recurring and other capital expenditures for single-family properties	(121,751)	(134,176)	(138,779)
Cash paid for development activity	(845,851)	(979,848)	(921,423)
Cash paid for deposits on land option contracts	(653)	(1,142)	(14,548)
Proceeds from asset-backed securitization certificates	25,666	—	—
Other investing activities	(29,158)	(38,752)	(49,570)
Net cash used for investing activities	(825,876)	(692,578)	(1,425,502)

Financing activities
Proceeds from issuance of Class A common shares	143,074	398,600	561,472
Payments of Class A common share issuance costs	(257)	(400)	(200)
Redemption of perpetual preferred shares	—	—	(155,000)
Proceeds from issuances under share-based compensation plans	6,422	6,539	4,935
Payments related to tax withholding for share-based compensation	(9,016)	(3,966)	(4,812)
Payments on asset-backed securitizations	(952,191)	(24,470)	(22,583)
Proceeds from revolving credit facility	400,000	200,000	620,000
Payments on revolving credit facility	(490,000)	(240,000)	(840,000)
Proceeds from unsecured senior notes, net of discount	1,594,052	—	876,813
Settlement of cash flow hedging instruments	8,595	—	—
Proceeds from liabilities related to consolidated land not owned	—	—	60,217
Payments related to liabilities to repurchase consolidated land not owned	(82,001)	—	—
Distributions to noncontrolling interests	(53,287)	(45,071)	(36,853)
Distributions to common shareholders	(383,535)	(319,498)	(252,506)
Distributions to preferred shareholders	(13,944)	(13,944)	(17,081)
Deferred financing costs paid	(25,216)	—	(8,225)
Net cash provided by (used for) financing activities	142,696	(42,210)	786,177

Net increase in cash, cash equivalents and restricted cash	128,355	3,901	26,193
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	221,861	217,960	191,767
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$350,216	$221,861	$217,960

American Homes 4 Rent
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(128,056)	$(128,027)	$(116,404)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$69,865	$71,637	$71,069
Transfers of completed homebuilding deliveries to properties	837,258	683,688	502,207
Property and land contributions to unconsolidated joint ventures	(156,934)	(46,109)	(35,843)
Property and land distributions from unconsolidated joint ventures	—	—	8,397
Noncash right-of-use assets obtained in exchange for operating lease liabilities	1,625	963	5,059
Accrued distributions to affiliates	1,917	1,248	404
Accrued distributions to non-affiliates	149	142	106

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	December 31, 2024	December 31, 2023
Assets
Single-family properties:
Land	$2,370,006	$2,234,301
Buildings and improvements	11,559,461	10,651,388
Single-family properties in operation	13,929,467	12,885,689
Less: accumulated depreciation	(3,048,868)	(2,719,970)
Single-family properties in operation, net	10,880,599	10,165,719
Single-family properties under development and development land	1,272,284	1,409,424
Single-family properties and land held for sale, net	212,808	182,082
Total real estate assets, net	12,365,691	11,757,225
Cash and cash equivalents	199,413	59,385
Restricted cash	150,803	162,476
Rent and other receivables	48,452	42,823
Escrow deposits, prepaid expenses and other assets	337,379	406,138
Investments in unconsolidated joint ventures	159,134	114,198
Amounts due from affiliates	—	25,666
Goodwill	120,279	120,279
Total assets	$13,381,151	$12,688,190

Liabilities
Revolving credit facility	$—	$90,000
Asset-backed securitizations, net	924,344	1,871,421
Unsecured senior notes, net	4,086,418	2,500,226
Accounts payable and accrued expenses	521,759	573,660
Total liabilities	5,532,521	5,035,307

Commitments and contingencies (see Note 14)

Capital
Partners' capital:
General partner:
Common units (369,623,068 and 364,931,506 units issued and outstanding at December 31, 2024 and 2023, respectively)	6,930,324	6,744,841
Preferred units (9,200,000 units issued and outstanding at December 31, 2024 and 2023)	221,840	221,840
Limited partner:
Common units (51,376,980 units issued and outstanding at December 31, 2024 and 2023)	687,524	685,240
Accumulated other comprehensive income	8,942	962
Total capital	7,848,630	7,652,883

Total liabilities and capital	$13,381,151	$12,688,190

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)

	For the Years Ended December 31,
	2024	2023	2022
Rents and other single-family property revenues	$1,728,697	$1,623,605	$1,490,534

Expenses:
Property operating expenses	625,883	599,459	552,091
Property management expenses	129,321	123,363	112,698
General and administrative expense	83,590	74,615	68,057
Interest expense	165,351	140,198	134,871
Acquisition and other transaction costs	12,192	16,910	23,452
Depreciation and amortization	477,010	456,550	426,531
Hurricane-related charges, net	8,884	—	6,133
Total expenses	1,502,231	1,411,095	1,323,833

Gain on sale and impairment of single-family properties and other, net	225,756	209,834	136,459
Loss on early extinguishment of debt	(6,323)	—	—
Other income and expense, net	22,243	9,798	6,865

Net income	468,142	432,142	310,025

Preferred distributions	13,944	13,944	17,081
Redemption of perpetual preferred units	—	—	5,276

Net income attributable to common unitholders	$454,198	$418,198	$287,668

Weighted-average common units outstanding:
Basic	418,830,992	413,401,948	400,667,828
Diluted	419,366,517	413,854,196	401,164,072

Net income attributable to common unitholders per unit:
Basic	$1.08	$1.01	$0.72
Diluted	$1.08	$1.01	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$468,142	$432,142	$310,025
Other comprehensive income (loss):
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	8,595	—	—
Reclassification adjustment for amortization of interest expense included in net income	(615)	(564)	(564)
Other comprehensive income (loss):	7,980	(564)	(564)
Comprehensive income	476,122	431,578	309,461
Preferred distributions	13,944	13,944	17,081
Redemption of perpetual preferred units	—	—	5,276
Comprehensive income attributable to common unitholders	$462,178	$417,634	$287,104

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Capital
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2021	337,997,791	$5,686,193	$371,564	51,376,980	$678,582	$2,090	$6,738,429
Share-based compensation	—	27,308	—	—	—	—	27,308
Common units issued under share-based compensation plans, net of units withheld for employee taxes	519,110	123	—	—	—	—	123
Issuance of Class A common units, net of offering costs of $200	15,000,000	561,272	—	—	—	—	561,272
Redemption of Series F perpetual preferred units	—	(5,276)	(149,724)	—	—	—	(155,000)
Distributions to capital holders:
Preferred units (Note 9)	—	—	(17,081)	—	—	—	(17,081)
Common units ($0.72 per unit)	—	(252,862)	—	—	(36,992)	—	(289,854)
Net income	—	256,057	17,081	—	36,887	—	310,025
Total other comprehensive loss	—	—	—	—	—	(564)	(564)
Balances at December 31, 2022	353,516,901	$6,272,815	$221,840	51,376,980	$678,477	$1,526	$7,174,658
Share-based compensation	—	25,370	—	—	—	—	25,370
Common units issued under share-based compensation plans, net of units withheld for employee taxes	614,922	2,573	—	—	—	—	2,573
Issuance of Class A common units, net of offering costs of $400	10,799,683	398,200	—	—	—	—	398,200
Distributions to capital holders:
Preferred units (Note 9)	—	—	(13,944)	—	—	—	(13,944)
Common units ($0.88 per unit)	—	(320,341)	—	—	(45,211)	—	(365,552)
Net income	—	366,224	13,944	—	51,974	—	432,142
Total other comprehensive loss	—	—	—	—	—	(564)	(564)
Balances at December 31, 2023	364,931,506	$6,744,841	$221,840	51,376,980	$685,240	$962	$7,652,883

American Homes 4 Rent, L.P.
Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners
	Common capital		Preferred capital amount	Common capital		Accumulated other comprehensive income	Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2023	364,931,506	$6,744,841	$221,840	51,376,980	$685,240	$962	$7,652,883
Share-based compensation	—	30,984	—	—	—	—	30,984
Common units issued under share-based compensation plans, net of units withheld for employee taxes	771,792	(2,594)	—	—	—	—	(2,594)
Issuance of Class A common units, net of offering costs of $257	3,919,770	142,817	—	—	—	—	142,817
Distributions to capital holders:
Preferred units (Note 9)	—	—	(13,944)	—	—	—	(13,944)
Common units ($1.04 per unit)	—	(384,206)	—	—	(53,432)	—	(437,638)
Net income	—	398,482	13,944	—	55,716	—	468,142
Total other comprehensive income	—	—	—	—	—	7,980	7,980
Balances at December 31, 2024	369,623,068	$6,930,324	$221,840	51,376,980	$687,524	$8,942	$7,848,630

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities
Net income	$468,142	$432,142	$310,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	477,010	456,550	426,531
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	11,489	12,279	11,673
Noncash share-based compensation	30,984	25,370	27,308
Loss on early extinguishment of debt	6,323	—	—
Equity in net loss (income) of unconsolidated entities	6	(1,227)	(3,066)
Return on investment from unconsolidated joint ventures	1,946	3,345	5,711
Gain on sale and impairment of single-family properties and other, net	(225,756)	(209,834)	(136,459)
Other changes in operating assets and liabilities:
Rent and other receivables	(1,710)	879	(8,146)
Prepaid expenses and other assets	11,201	(21,545)	(7,144)
Deferred leasing costs	(3,966)	(3,113)	(2,586)
Accounts payable and accrued expenses	34,362	44,264	43,615
Amounts due from related parties	1,504	(421)	(1,944)
Net cash provided by operating activities	811,535	738,689	665,518

Investing activities
Cash paid for single-family properties	(495,912)	(12,784)	(595,171)
Change in escrow deposits for purchase of single-family properties	5,482	4,928	20,431
Net proceeds received from sales of single-family properties and other	573,182	469,463	292,509
Proceeds received from storm-related insurance claims	—	4,050	1,981
Proceeds from notes receivable related to the sale of properties	540	698	34,090
Investment in unconsolidated joint ventures	(19,680)	(12,614)	(25,313)
Distributions from joint ventures	116,311	47,736	68,310
Renovations to single-family properties	(34,052)	(40,137)	(98,019)
Recurring and other capital expenditures for single-family properties	(121,751)	(134,176)	(138,779)
Cash paid for development activity	(845,851)	(979,848)	(921,423)
Cash paid for deposits on land option contracts	(653)	(1,142)	(14,548)
Proceeds from repayment of loan from affiliate	25,666	—	—
Other investing activities	(29,158)	(38,752)	(49,570)
Net cash used for investing activities	(825,876)	(692,578)	(1,425,502)

Financing activities
Proceeds from issuance of Class A common units	143,074	398,600	561,472
Payments of Class A common unit issuance costs	(257)	(400)	(200)
Redemption of perpetual preferred units	—	—	(155,000)
Proceeds from issuances under share-based compensation plans	6,422	6,539	4,935
Payments related to tax withholding for share-based compensation	(9,016)	(3,966)	(4,812)
Payments on asset-backed securitizations	(952,191)	(24,470)	(22,583)
Proceeds from revolving credit facility	400,000	200,000	620,000
Payments on revolving credit facility	(490,000)	(240,000)	(840,000)
Proceeds from unsecured senior notes, net of discount	1,594,052	—	876,813
Settlement of cash flow hedging instruments	8,595	—	—
Proceeds from liabilities related to consolidated land not owned	—	—	60,217
Payments related to liabilities to repurchase consolidated land not owned	(82,001)	—	—
Distributions to common unitholders	(436,822)	(364,569)	(289,359)
Distributions to preferred unitholders	(13,944)	(13,944)	(17,081)
Deferred financing costs paid	(25,216)	—	(8,225)
Net cash provided by (used for) financing activities	142,696	(42,210)	786,177

Net increase in cash, cash equivalents and restricted cash	128,355	3,901	26,193
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	221,861	217,960	191,767
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$350,216	$221,861	$217,960

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(128,056)	$(128,027)	$(116,404)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$69,865	$71,637	$71,069
Transfers of completed homebuilding deliveries to properties	837,258	683,688	502,207
Property and land contributions to unconsolidated joint ventures	(156,934)	(46,109)	(35,843)
Property and land distributions from unconsolidated joint ventures	—	—	8,397
Noncash right-of-use assets obtained in exchange for operating lease liabilities	1,625	963	5,059
Accrued distributions to affiliates	1,917	1,248	404
Accrued distributions to non-affiliates	149	142	106

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of December 31, 2024, the Company held 61,336 single-family properties in 24 states, including 805 properties classified as held for sale.

AMH is the general partner of, and as of December 31, 2024 owned approximately 87.8% of the common partnership interest in, the Operating Partnership. The remaining 12.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. One difference between the Company and the Operating Partnership was $25.7 million of asset-backed securitization certificates issued by the Operating Partnership and purchased by AMH in connection with the Operating Partnership’s AMH 2014-SFR2 securitization debt offering. The asset-backed securitization certificates were recorded as asset-backed securitization certificates receivable by the Company and as an amount due from affiliates by the Operating Partnership prior to the Operating Partnership’s payoff of the AMH 2014-SFR2 securitization during the first quarter of 2024 (see Note 7. Debt). AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

In Note 4. Rent and Other Receivables, the Company reclassified certain immaterial tenant charge-backs from variable lease payments to fixed lease payments for the years ended December 31, 2023 and 2022 and certain immaterial fees from single-family properties from variable lease payments to fixed lease payments for the year ended December 31, 2023 to conform with the current year presentation.

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

During the year ended December 31, 2024, the Company entered into real estate exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to defer taxable gains on the exchange of like-kind property (“1031 Exchange”). Our 1031 Exchange transactions are facilitated by a qualified intermediary (the “QI”), which holds the proceeds from the Company’s disposition of real properties until such transactions are complete. The QI established a special purpose entity, which was determined to be a VIE (the “1031 VIE”), to hold the disposition proceeds in an escrow account and the 1031 VIE must use the proceeds to acquire replacement real property for the Company in a manner consistent with the requirements of Section 1031 of the Code. To the extent the proceeds are not used to acquire replacement real property, the 1031 VIE pays the proceeds to the Company. The Company is the primary beneficiary of the 1031 VIE as it retains essentially all economic benefits related to the 1031 VIE and directs the activities that most significantly impact the 1031 VIE’s economic performance and therefore the 1031 VIE and the related disposition proceeds are consolidated within the consolidated financial statements.

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

Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Certain of our subsidiaries are subject to taxation by U.S. federal, state and local authorities for the periods presented. We made joint elections to treat certain subsidiaries as taxable REIT subsidiaries which are

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2020 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2024, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

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

Investments in Real Estate

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the total purchase price to individual homes in a portfolio acquisition and allocating the individual purchase price of a home to the acquired components, the Company utilizes its own market knowledge obtained from historical transactions, its internal construction program (the “AMH Development Program”) and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. Typically, we allocate between 10% to 30% of the purchase price of properties to land. For the year ended December 31, 2024, the Company purchased 1,724 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $495.9 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

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

Single-Family Properties and Land Held for Sale

Single-family properties and land lots are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10, Property, Plant, and Equipment—Overall, including, but not limited to, the availability of the property for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the property within one year. Single-family properties and land lots classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties and land held for sale, net within the consolidated balance sheets. As of December 31, 2024 and 2023, the Company had 805 and 862 single-family properties, respectively, classified as held for sale, and recorded $9.2 million, $1.9 million and $2.5 million of impairment on single-family properties and land held for sale for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in gain on sale and impairment of single-family properties and other, net within the consolidated statements of operations. The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. During the years ended December 31, 2024, 2023 and 2022, none of the properties classified as held for sale met the criteria to be reported as a discontinued operation.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, sustained losses, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. Excluding the effects of casualty losses, no impairments on operating properties were recorded during the years ended December 31, 2024, 2023 and 2022.

Land Option Contracts

We enter into land option contracts to acquire the right to purchase land for our AMH Development Program. Under these contracts, we typically make a specified option payment or deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze these land option contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although the Company does not have legal title to the underlying land, we may be required to consolidate the related VIE if we are deemed to be the primary beneficiary. Deposits with land banking entities determined to be VIEs but not consolidated because we are not the primary beneficiary are at held at cost and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. As of December 31, 2024 and 2023, the carrying value of these deposits and the Company’s maximum exposure to loss was $6.9 million and $15.7 million, respectively.

We also consider whether the land option contracts should be accounted for as financing arrangements when the land banking entity is not consolidated under the variable interest model, as may be required if the land banking entity or other third-party acquires specific land parcels directly from us, on our behalf or at our direction or where we make improvements to the underlying land during the option period. During the year ended December 31, 2022, the Company entered into land option agreements whereby it sold land to a third party with an option to repurchase finished lots on a predetermined schedule. Because of our options to repurchase the finished lots, in accordance with ASC 606-10-55-70, we accounted for these transactions as financing arrangements rather than a sale. Consolidated land not owned is included in escrow deposits, prepaid expenses and other assets and the liability for consolidated land not owned, which represents proceeds received from the third party net of our deposits on the optioned land, is included in accounts payable and accrued expenses in the consolidated balance sheets (see Note 5. Escrow Deposits, Prepaid Expenses and Other Assets and Note 8. Accounts Payable and Accrued Expenses). Improvements made to the land under the related development agreements prior to exercising the options to repurchase the finished lots are capitalized to consolidated land not owned and reimbursement proceeds from the land banking entity are accreted to liability for consolidated land not owned in the consolidated balance sheets. If

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
the option to repurchase finished lots is exercised, the Company reclassifies the associated consolidated land not owned to single-family properties and reduces its liability for consolidated land not owned accordingly.

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

Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2024, 2023 and 2022.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company’s management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and whether or not there has been a sustained decrease in the Company’s stock price. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. Based on our assessment of qualitative factors on December 31, 2024, we concluded it was more likely than not that the Company’s recorded goodwill balance of $120.3 million was not impaired and did not perform the quantitative test. No goodwill impairment was recorded during the years ended December 31, 2024, 2023 and 2022.

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

Restricted cash primarily consists of funds held related to resident security deposits, cash reserves in accordance with certain loan agreements, funds held in the custody of our transfer agent for the payment of distributions and certain funds held for the purpose of facilitating 1031 Exchange transactions. Funds held related to resident security deposits are restricted during the term of the related lease agreement, which is generally one year. Cash reserved in connection with lender requirements is restricted during the term of the related debt instrument.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flows to the corresponding financial statement line items in the consolidated balance sheets (amounts in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$199,413	$59,385	$69,155
Restricted cash	150,803	162,476	148,805
Total cash, cash equivalents and restricted cash	$350,216	$221,861	$217,960

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Investments in Venture Capital Funds

Investments in venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. We record our proportionate shares of net income or loss resulting from these investments within other income and expense, net in the consolidated statements of operations. As discussed in Principles of Consolidation above, we determined the venture capital funds to be VIEs for which we are not the primary beneficiary. As of December 31, 2024 and 2023, the carrying value of our investments in venture capital funds was $13.2 million and $13.0 million, respectively, and the Company’s maximum exposure to loss was $14.9 million and $15.6 million, respectively, which includes all future capital funding requirements.

Investments in Equity Securities

Our investments in equity securities, which are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets, do not have readily determinable fair values. The Company elected the measurement alternative for its investments in these equity securities and measures these investments at cost less impairment, if any, and adjusted for changes resulting from observable price changes for identical or similar investments in the same issuer. No unrealized gains or losses nor impairments were recorded during the years ended December 31, 2024 and 2023.

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

Share-Based Compensation

Our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan (collectively, the “Plans”), and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”), are accounted for under the provisions of ASC 718, Compensation—Stock Compensation. Noncash share-based compensation costs related to options to purchase our Class A common shares, restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”) issued to members of the Company’s board of trustees and employees is based on the fair value of the options, RSUs and PSUs on the grant date and generally amortized over the service period. At the time of grant, the Company takes into consideration the timing of the equity award and evaluates for conditions that could result in the award to be considered spring-loaded, in which case the fair value would be adjusted. During the years ended December 31, 2024, 2023 and 2022, the Company did not grant equity awards that would be considered spring-loaded. Forfeitures are recognized as they occur.

The Plans allow for continued release of awards based on the original vesting schedule, rather than forfeiture, of unvested share-based grants upon termination of service for employees who meet certain retirement eligibility criteria, including age and years of service. Retirement eligible employees must also provide a notice of intent to retire at least six months prior to retirement date and the Human Capital and Compensation Committee (the “HCC Committee”) must approve the continued release of awards. As a result of the six month notice requirement, compensation cost is recognized over six months from the grant date to the extent an employee is retirement eligible on the grant date and compensation cost is accelerated to the extent that an employee will become retirement eligible before six months prior to the end of the contractual life of their share-based grants.

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

Derivatives

From time to time, we may use treasury lock agreements or other derivative instruments for interest rate risk management purposes. We assess these derivatives at inception and on an ongoing basis for the effectiveness of qualifying cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings as interest expense during the period in which the hedged transaction affects earnings. Cash flows from derivative instruments accounted for as a cash flow hedge are classified in the same category as the hedged transaction within the consolidated statements of cash flows.

Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require public entities to disclose significant segment expenses and other segment items and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are also required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all periods presented unless it is impracticable. The Company adopted ASU 2023-07 on January 1, 2024. See Note 15. Segment Reporting.

Recent Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments in this ASU require public entities to disclose disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied prospectively to reporting periods issued after the effective date or retrospectively to all periods presented. The Company is currently assessing the impact of the guidance on its financial statements.

Note 3. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Occupied single-family properties	$10,174,136	$9,595,421
Single-family properties leased, not yet occupied	81,154	54,481
Single-family properties in turnover process	397,850	370,856
Single-family properties recently renovated or developed	226,199	140,962
Single-family properties newly acquired and under renovation	1,260	3,999
Single-family properties in operation, net	10,880,599	10,165,719
Development land	602,147	563,718
Single-family properties under development	670,137	845,706
Single-family properties and land held for sale, net	212,808	182,082
Total real estate assets, net	$12,365,691	$11,757,225

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Depreciation expense related to single-family properties was $454.2 million, $436.1 million and $410.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During the fourth quarter of 2024, the Company acquired a portfolio of 1,673 single-family properties located in 13 markets across the United States for $481.7 million, which includes $1.9 million of direct transaction costs. The Company funded the transaction through a combination of cash on hand and its previously undrawn revolving credit facility.

Hurricanes Beryl, Debby, Helene and Milton impacted certain properties in our Texas, Florida, Georgia, South Carolina and North Carolina markets during the year ended December 31, 2024. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2024, the Company recognized $12.8 million in gross charges primarily related to actual and estimated accruals for minor repair and remediation costs, partially offset by an estimated $3.9 million of related insurance claims that the Company believes is probable it will recover. The $8.9 million of net charges are included in hurricane-related charges, net within the consolidated statement of operations for the year ended December 31, 2024.

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

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. The Company disposed of single-family properties and land for aggregate net proceeds of $573.2 million, $469.5 million and $292.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, which resulted in an aggregate net gain on sale of $248.6 million, $215.6 million and $141.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 4. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $216.3 million, $210.0 million and $196.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Variable lease payments for fees from single-family properties were $32.3 million, $30.5 million and $27.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of December 31, 2024 (amounts in thousands):

December 31, 2024
2025	$782,552
2026	44,604
2027	5
Total	$827,161

Rent and other receivables included $3.9 million of insurance claims receivables related to Hurricanes Milton and Helene as of December 31, 2024 and no storm-related insurance claims receivables as of December 31, 2023. The Company collected zero, $4.0 million and $2.0 million in proceeds from storm-related insurance claims during the years ended December 31, 2024, 2023 and 2022, respectively.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 5. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Escrow deposits, prepaid expenses and other	$115,801	$136,640
Commercial real estate, software, vehicles and FF&E, net	104,188	96,862
Consolidated land not owned (see Note 2)	89,745	147,330
Operating lease right-of-use assets	14,729	16,623
Deferred costs and other intangibles, net	12,401	7,630
Notes receivable, net	515	1,053
Total	$337,379	$406,138

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $19.4 million, $17.4 million and $13.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Deferred leasing costs	$3,746	$2,865
Deferred financing costs (1)	11,512	22,491
	15,258	25,356
Less: accumulated amortization (1)	(2,857)	(17,726)
Total	$12,401	$7,630
(1)Unamortized deferred financing costs associated with the Company’s previous revolving credit facility were written off in July 2024 as a result of the termination of that facility. As of December 31, 2024, deferred financing costs and accumulated amortization reflect costs and related amortization incurred as a result of the Company entering into its current revolving credit facility in July 2024 (see Note 7. Debt).

Amortization expense related to deferred leasing costs was $3.4 million, $3.0 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in depreciation and amortization within the consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $2.5 million, $2.7 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in gross interest, prior to interest capitalization (see Note 7. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2024 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs (1)	Total
2025	$1,956	$2,300	$4,256
2026	—	2,300	2,300
2027	—	2,300	2,300
2028	—	2,309	2,309
2029	—	1,236	1,236
Total	$1,956	$10,445	$12,401
(1)Unamortized deferred financing costs associated with the Company’s previous revolving credit facility were written off in July 2024 as a result of the termination of that facility. Estimated annual amortization expense related to deferred financing costs as of December 31, 2024 reflect costs incurred as a result of the Company entering into its current revolving credit facility in July 2024 (see Note 7. Debt).

Note 6. Investments in Unconsolidated Joint Ventures

As of December 31, 2024, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the consolidated statements of operations.

During the second quarter of 2014, the Company entered into a joint venture with the Alaska Permanent Fund Corporation (the “Alaska JV”) to invest in homes acquired through traditional acquisition channels.

During the third quarter of 2018, the Company entered into a joint venture with another leading institutional investor (the “Institutional Investor JV”) to invest in newly constructed single-family rental homes, which was subsequently amended and upsized to $312.5 million during the third quarter of 2019. The initial term of the joint venture with Institutional Investor JV is five years from the effective date of the amended agreement, during which neither member could unilaterally market properties for sale.

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

During the third quarter of 2023, the Company entered into a $625.0 million second strategic joint venture, which has an evergreen term, with institutional investors advised by J.P. Morgan Asset Management (“J.P. Morgan JV II”) focused on constructing and operating newly built rental homes.

The following table summarizes our investments in unconsolidated joint ventures as of December 31, 2024 and 2023 (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at December 31, 2024	Completed Homes at December 31, 2024	Balances at December 31, 2024	Balances at December 31, 2023
Alaska JV	20%	176	$15,598	$14,973
Institutional Investor JV	20%	1,015	12,349	15,163
J.P. Morgan JV I	20%	2,078	104,232	75,735
J.P. Morgan JV II	20%	107	26,955	8,327
		3,376	$159,134	$114,198

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $14.4 million, $10.8 million and $13.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in other income and expense, net within the consolidated statements of operations.

As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or amounts payable to affiliates in the consolidated balance sheets. The Company also transfers single-family properties or land to the joint ventures in the ordinary course of business and any gains or losses on transfers are included in gain on sale and impairment of single-family properties and other, net in the consolidated statements of operations.

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

During the first quarter of 2022, J.P. Morgan JV I entered into a loan agreement to borrow up to a $375.0 million aggregate commitment. During the initial three-year term, the loan bore interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.50% margin and had a maturity date of January 28, 2025. As of December 31, 2024, J.P. Morgan JV I’s loan had a $324.0 million outstanding principal balance. In January 2025, J.P. Morgan JV I amended its existing loan agreement to increase borrowing capacity

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
to $500.0 million. During the initial three-year term, the loan bears interest at SOFR plus a 1.50% margin and matures on January 24, 2028. The loan agreement provides for one one-year extension option that includes additional fees and interest.

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at SOFR plus a 1.90% margin and matures on July 1, 2027. As of December 31, 2024, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

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

Note 7. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of December 31, 2024 and 2023 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2024	December 31, 2023
AMH 2014-SFR2 securitization	4.42%	N/A	$—	$461,498
AMH 2014-SFR3 securitization	4.40%	N/A	—	477,064
AMH 2015-SFR1 securitization (2)	4.14%	April 9, 2045	494,868	502,299
AMH 2015-SFR2 securitization (3)	4.36%	October 9, 2045	430,523	436,297
Total asset-backed securitizations			925,391	1,877,158
2028 unsecured senior notes (4)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (5)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	—
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	—
2035 unsecured senior notes (6)	5.08%	March 15, 2035	500,000	—
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (7)	5.44%	July 16, 2029	—	90,000
Total debt			5,075,391	4,517,158
Unamortized discounts on unsecured senior notes			(35,594)	(32,981)
Deferred financing costs, net (8)			(29,035)	(22,530)
Total debt per balance sheet			$5,010,762	$4,461,647
(1)Interest rates are rounded and as of December 31, 2024. Unless otherwise stated, interest rates are fixed percentages.
(2)The AMH 2015-SFR1 securitization has an anticipated repayment date of April 9, 2025. If the securitization is not repaid by this date, the duration-adjusted weighted-average interest rate will increase by a minimum of 3.00%. The Company has provided notice to the lender of its intent to pay off the AMH 2015-SFR1 securitization during the second quarter of 2025.
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
(6)The stated interest rate on the 2035 unsecured senior notes is 5.25%, which was hedged to yield an interest rate of 5.08%.
(7)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods (see Revolving Credit Facility below). The Company had approximately $2.0 million and $2.7 million committed to outstanding letters of credit that reduced our borrowing capacity as of December 31, 2024 and 2023, respectively. The revolving credit facility bears interest at SOFR plus a 0.10% spread adjustment and a margin of 0.85% as of December 31, 2024.
(8)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $6.2 million, $7.0 million and $6.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in gross interest, prior to interest capitalization.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of December 31, 2024 (amounts in thousands):

Debt Maturities
2025	$10,302
2026	10,302
2027	10,302
2028	510,302
2029	410,302
Thereafter	4,123,881
Total debt	$5,075,391

Encumbered Properties

The following table displays the number of properties pledged as collateral for the Company’s asset-backed securitization loans and the aggregate net book values as of December 31, 2024 and 2023 (amounts in thousands, except property data):

	December 31, 2024		December 31, 2023
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
AMH 2014-SFR2 securitization	—	$—	4,517	$533,238
AMH 2014-SFR3 securitization	—	—	4,558	581,021
AMH 2015-SFR1 securitization	4,666	560,692	4,684	579,274
AMH 2015-SFR2 securitization	4,153	523,082	4,162	539,659
Total encumbered properties	8,819	$1,083,774	17,921	$2,233,192

Early Extinguishment of Debt

During the first quarter of 2024, the Operating Partnership paid off the $460.6 million outstanding principal on the AMH 2014-SFR2 securitization, which resulted in $1.0 million of charges related to legal fees and the write-off of unamortized deferred financing costs that are included in loss on early extinguishment of debt within the consolidated statements of operations. The payoff of the AMH 2014-SFR2 securitization also resulted in the release of the 4,516 homes pledged as collateral and $10.3 million of cash restricted for lender requirements. The Company received $25.7 million from the payoff for its investment in the AMH 2014-SFR2 Class F certificates that were issued by the Operating Partnership and acquired by the Company in 2014 as part of the AMH 2014-SFR2 securitization debt offering. See AMH 2014-SFR2 Securitization below and Note 13. Related Party Transactions.

During the third quarter of 2024, the Company terminated its previous revolving credit facility, which resulted in $4.8 million of charges related to the write-off of unamortized deferred financing costs that are included in loss on early extinguishment of debt within the consolidated statements of operations.

During the third quarter of 2024, the Operating Partnership paid off the $471.8 million outstanding principal on the AMH 2014-SFR3 securitization, which resulted in $0.5 million of charges related to legal fees and the write-off of unamortized deferred financing costs that are included in loss on early extinguishment of debt within the consolidated statements of operations. The payoff of the AMH 2014-SFR3 securitization also resulted in the release of the 4,541 homes pledged as collateral and $10.9 million of cash restricted for lender requirements.

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

AMH 2014-SFR2 Securitization

The AMH 2014-SFR2 securitization completed during the third quarter of 2014 was a fixed-rate loan for $513.3 million with a 10-year term maturing on October 9, 2024 and had a duration-adjusted weighted-average interest rate of 4.42%. The loan was originally secured by first priority mortgages on a portfolio of 4,487 single-family residential properties. In addition to the single-family rental pass-through certificates sold to third parties, the Company had acquired all of the Class F certificates, which bore no interest, for $25.7 million. The Company evaluated the purchased Class F certificates as a variable interest in the trust and concluded that the Class F certificates would not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. The Company also concluded that the Class F certificates did not provide the Company with an ability to direct activities that could have impacted the trust’s economic performance. The Company did not consolidate the trust and the $25.7 million of purchased Class F certificates were reflected as asset-backed securitization certificates in the Company’s consolidated balance sheets and as amounts due from affiliates in the Operating Partnership’s consolidated balance sheets. Gross proceeds to the Company from the transaction, after purchase of the Class F certificates, were $487.7 million before issuance costs of $12.9 million.

During the first quarter of 2024, the Operating Partnership paid off the AMH 2014-SFR2 securitization using available cash on hand. The Company received $25.7 million from the payoff for its investment in the Class F certificates. See Early Extinguishment of Debt above and Note 13. Related Party Transactions.

AMH 2014-SFR3 Securitization

The AMH 2014-SFR3 securitization completed during the fourth quarter of 2014 was a fixed-rate loan for $528.4 million with a 10-year term maturing on December 9, 2024 and had a duration-adjusted weighted-average interest rate of 4.40%. The loan was originally

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
secured by first priority mortgages on a portfolio of 4,503 single-family residential properties owned by the Borrower. Gross proceeds from the transaction were $528.4 million before issuance costs of $12.9 million.

During the third quarter of 2024, the Operating Partnership paid off the AMH 2014-SFR3 securitization using available cash on hand. See Early Extinguishment of Debt above.

AMH 2015-SFR1 Securitization

The AMH 2015-SFR1 securitization completed during the first quarter of 2015 is a fixed-rate loan for $552.8 million with a 30-year term maturing on April 9, 2045 and has a duration-adjusted weighted-average interest rate of 4.14%. The loan was originally secured by first priority mortgages on a pool of 4,661 single-family residential properties owned by the Borrower and has an anticipated repayment date of April 9, 2025. Gross proceeds from the transaction were $552.8 million before issuance costs of $13.3 million.

AMH 2015-SFR2 Securitization

The AMH 2015-SFR2 securitization completed during the third quarter of 2015 is a fixed-rate loan for $477.7 million with a 30-year term maturing on October 9, 2045 and has a duration-adjusted weighted-average interest rate of 4.36%. The loan was originally secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the Borrower and has an anticipated repayment date of October 9, 2025. Gross proceeds from the transaction were $477.7 million before issuance costs of $11.3 million.

Unsecured Senior Notes

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

During the third quarter of 2021, the Operating Partnership issued $450.0 million of 2.375% unsecured senior notes with a maturity date of July 15, 2031 (the “2031 Notes”) and $300.0 million of 3.375% unsecured senior notes with a maturity date of July 15, 2051 (the “2051 Notes” and, together with the 2031 Notes, the “2031 and 2051 Notes”). Interest on the 2031 and 2051 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, which commenced on January 15, 2022. The Operating Partnership received aggregate net proceeds of $731.6 million from these issuances, after underwriting fees of approximately $5.6 million and a $12.8 million discount, and before offering costs of $1.4 million. The Operating Partnership may redeem the 2031 and 2051 Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indentures with respect to the 2031 and 2051 Notes. If the 2031 Notes are redeemed on or after April 15, 2031 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. If the 2051 Notes are redeemed on or after January 15, 2051 (six months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
thereon to, but not including, the redemption date. Including the effect of a cash flow hedging instrument settled during the second quarter of 2021, the 2031 Notes yield an effective interest rate of 2.46%.

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

During the second quarter of 2024, the Operating Partnership issued $500.0 million of 5.500% unsecured senior notes with a maturity date of July 15, 2034 (the “2034 Notes II”). Interest on the 2034 Notes II is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2025. The Operating Partnership received aggregate net proceeds of $494.0 million from this offering, after underwriting fees of $3.3 million and a $2.7 million discount, and before offering costs of $1.1 million. The Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including the payoff of the AMH 2014-SFR3 securitization, and for general corporate purposes. The Operating Partnership may redeem the 2034 Notes II in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2034 Notes II are redeemed on or after April 15, 2034 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2034 Notes II being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the fourth quarter of 2024, the Operating Partnership issued $500.0 million of 5.250% unsecured senior notes with a maturity date of March 15, 2035 (the “2035 Notes”). Interest on the 2035 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2025. The Operating Partnership received aggregate net proceeds of $494.2 million from this offering, after underwriting fees of $3.2 million and a $2.6 million discount, and before offering costs of $1.1 million. The Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including amounts outstanding on its revolving credit facility, and for general corporate purposes. The Operating Partnership may redeem the 2035 Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2035 Notes are redeemed on or after December 15, 2034 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2035 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. Including the effect of a cash flow hedging instrument settled during the fourth quarter of 2024 (see Note 12. Fair Value), the 2035 Notes yield an effective interest rate of 5.08%.

The 2028 Notes, 2029 Notes, 2031 Notes, 2032 Notes, 2034 Notes I, 2034 Notes II, 2035 Notes, 2051 Notes and 2052 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indentures require that we maintain certain financial covenants.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Revolving Credit Facility

During the second quarter of 2021, the Company amended and restated its previous revolving credit agreement with a $1.25 billion sustainability-linked revolving credit facility which was further amended during the second quarter of 2023 to transition from the LIBOR to the SOFR. The interest rate under the amended revolving credit facility was either the SOFR plus a 0.1% spread adjustment and a margin ranging from 0.725% to 1.45% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or the daily SOFR plus 1.1%) plus a margin ranging from 0.00% to 0.45%. In each case the actual margin was determined based on the Company’s credit ratings in effect from time to time. The amended revolving credit facility had a maturity date of April 15, 2025, with two six-month extension options at the Company’s election if certain conditions were met. In addition, the Company was required to pay a facility fee of an amount ranging from 0.125% to 0.30% of the aggregate amount of the revolving commitments, which fee is also based on the Company’s credit rating. During the third quarter of 2024, the Company terminated this revolving credit facility. See Early Extinguishment of Debt above.

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

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Gross interest cost	$218,494	$195,430	$186,956
Capitalized interest	(53,143)	(55,232)	(52,085)
Interest expense	$165,351	$140,198	$134,871

Note 8. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Resident security deposits	$123,377	$119,577
Accrued construction and maintenance liabilities	80,710	94,004
Liability for consolidated land not owned (see Note 2)	74,518	108,688
Accrued interest	65,824	40,017
Accrued property taxes	61,044	59,015
Prepaid rent	30,153	30,320
Operating lease liabilities	16,309	18,288
Accounts payable	96	36,056
Other accrued liabilities	69,728	67,695
Total	$521,759	$573,660

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Class A Common Shares / Units

Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for AMH’s Class A common shares on a one-for-one basis. AMH owned 87.8% and 87.7% of the total 421,000,048 and 416,308,486 Class A units outstanding as of December 31, 2024 and 2023, respectively.

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

At-the-Market Common Share Offering Program
During the second quarter of 2023, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “2023 At-the-Market Program”). The 2023 At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The 2023 At-the-Market Program may be suspended or terminated by the Company at any time. During the year ended December 31, 2022, the Company issued zero Class A common shares under its previous program. During the years ended December 31, 2024 and 2023, the Company directly issued 932,746 and 2,799,683 Class A common shares under its 2023 At-the-Market Program, respectively, raising $33.7 million and $102.0 million in gross proceeds before commissions and other expenses of approximately $0.5 million and $1.7 million, respectively. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”), which was accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its 2023 At-the-Market Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. As of December 31, 2024, 6,719,453 shares have been issued under the 2023 At-the-Market Program and $753.7 million remained available for future issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the years ended December 31, 2024, 2023 and 2022, we did not repurchase and retire any of our Class A common shares or preferred shares. As of December 31, 2024, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

Perpetual Preferred Shares / Units

As of December 31, 2024 and 2023, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				December 31, 2024		December 31, 2023
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The Company’s board of trustees declared the following distributions during the years ended December 31, 2024, 2023 and 2022. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Years Ended December 31,
	2024	2023	2022
Class A and Class B common shares	$1.04	$0.88	$0.72
5.875% Series F perpetual preferred shares (1)	—	—	0.51
5.875% Series G perpetual preferred shares	1.47	1.47	1.47
6.250% Series H perpetual preferred shares	1.56	1.56	1.56
(1)The 5.875% Series F perpetual preferred shares were redeemed on May 5, 2022 and the distributions for the year ended December 31, 2022 include the accrued and unpaid dividends paid to shareholders as part of the redemption.

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.1% and 12.2%, of the total 421,000,048 and 416,308,486 Class A units in the Operating Partnership as of December 31, 2024 and 2023, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1%, of the total 421,000,048 and 416,308,486 Class A units in the Operating Partnership as of December 31, 2024 and 2023, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s consolidated balance sheets and limited partner capital in the Operating Partnership’s consolidated balance sheets.

Note 10. Share-Based Compensation

2021 Equity Incentive Plan

In 2021, the Company’s shareholders approved and the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the 2012 Equity Incentive Plan (the “2012 Plan”) and provides for the issuance of up to 9,544,095 Class A common shares (including shares that remained available for future awards under the 2012 Plan as of the effective date of the 2021 Plan and shares related to outstanding awards under the 2012 Plan that may become available after expiration, forfeiture or cancellation of such awards). The 2021 Plan provides for the issuance of Class A common shares through the grant of a variety of awards including stock options, stock appreciation rights, RSUs, unrestricted shares, dividend equivalent rights and performance-based awards. The 2021 Plan terminates in May 2031, unless terminated earlier by the Company’s board of trustees. When the Company issues Class A common shares under the 2012 Plan and 2021 Plan, the Operating Partnership issues an equivalent number of Class A units to AMH.

During the years ended December 31, 2024, 2023 and 2022, employees were granted RSUs that generally vest over a three-year service period and non-management trustees were granted RSUs that vest over a one-year service period. Options expire 10 years from the date of grant.

During the first quarter of 2024, the Company announced that David Singelyn, the Company’s Chief Executive Officer, would retire effective December 31, 2024. In connection with Mr. Singelyn’s retirement, the Company and Mr. Singelyn entered into a Retirement and Award Agreement (the “Retirement Agreement”), which became effective February 21, 2024, pursuant to which Mr. Singelyn agreed to provide transition advisory services from his retirement until June 30, 2025 and the Company granted him 46,070 RSUs on February 21, 2024 which cliff vest on June 30, 2025 upon satisfaction of certain vesting conditions, including performance of his obligations under the Retirement Agreement. In addition, the Company granted Chris Lau, the Company’s Chief Financial Officer, 143,968 RSUs on February 21, 2024, which cliff vest five years from the date of grant in connection with his appointment to the elevated role of Senior Executive Vice President.

During the years ended December 31, 2024, 2023 and 2022, certain senior employees were granted PSUs that cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2024 through December 31, 2026 for PSUs granted during the year ended December 31, 2024, January 1, 2023 through December 31, 2025 for PSUs granted during the year ended December 31, 2023 and January 1, 2022 through December 31, 2024 for PSUs granted during the year ended December 31, 2022. A portion of the PSUs are

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

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

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2024, 2023 and 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (amounts in thousands)
Options outstanding at December 31, 2021	824,300	$17.89	3.7	$21,200
Granted	—	—
Exercised	(93,750)	17.26		1,782
Forfeited	—	—
Options outstanding at December 31, 2022	730,550	$17.97	3.0	$8,889
Granted	—	—
Exercised	(207,875)	16.76		3,852
Forfeited	—	—
Options outstanding at December 31, 2023	522,675	$18.45	2.5	$9,150
Granted	—	—
Exercised	(193,175)	16.11		4,019
Forfeited	—	—
Options outstanding at December 31, 2024	329,500	$19.83	2.1	$5,796
Options exercisable at December 31, 2024	329,500	$19.83	2.1	$5,796
(1)Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the grant price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2024, 2023 and 2022:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2021	1,050,599	$29.71
Granted	466,802	39.52
Vested	(439,643)	29.41
Forfeited	(53,036)	35.85
RSUs outstanding at December 31, 2022	1,024,722	$33.99
Granted	509,730	33.24
Vested	(418,351)	31.40
Forfeited	(25,579)	33.45
RSUs outstanding at December 31, 2023	1,090,522	$34.64
Granted	701,342	35.70
Vested	(559,257)	33.80
Forfeited	(45,063)	34.85
RSUs outstanding at December 31, 2024	1,187,544	$35.66

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2024, 2023 and 2022:

	Performance-Based Restricted Share Units (1)	Weighted-Average Grant Date Fair Value
PSUs outstanding at December 31, 2021	92,319	$34.83
Granted	202,104	43.91
Vested	—	—
Forfeited	—	—
PSUs outstanding at December 31, 2022	294,423	$41.07
Granted	227,033	40.19
Vested	—	—
Forfeited	(1,237)	43.91
PSUs outstanding at December 31, 2023	520,219	$40.68
Granted	254,157	41.46
Adjustment for performance achievement	75,109	34.83
Vested	(167,428)	34.83
Forfeited	(4,759)	41.51
PSUs outstanding at December 31, 2024	677,298	$41.76
(1)Represents the number of target shares at grant date for PSUs outstanding, granted and forfeited. Adjustment for performance achievement represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance period ended December 31, 2023, which was determined and vested during the first quarter of 2024.

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	2024	2023	2022
Expected term (years)	3.0	3.0	3.0
Dividend yield	2.44%	2.09%	1.03%
Estimated volatility (1)	23.83%	27.45%	27.62%
Risk-free interest rate	4.19%	4.16%	1.39%
(1)Estimated volatility for the performance period is based on 50% historical volatility and 50% implied volatility.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
2021 Employee Stock Purchase Plan

The 2021 ESPP provides for the issuance of up to 3,000,000 Class A common shares and allows employees to acquire the Company’s Class A common shares through payroll deductions, subject to maximum purchase limitations, during six-month purchase periods. The purchase price for Class A common shares may be set at a maximum discount equal to 85% of the lower of the closing price of the Company’s Class A common shares on the first day or the last day of the applicable purchase period. The 2021 ESPP terminates in June 2031 or the date on which there are no longer any Class A common shares available for issuance. When the Company issues Class A common shares under the 2021 ESPP, the Operating Partnership issues an equivalent number of Class A units to AMH.

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
General and administrative expense	$20,617	$16,379	$15,318
Property management expenses	4,814	4,030	3,861
Acquisition and other transaction costs	5,553	4,961	8,129
Total noncash share-based compensation expense	$30,984	$25,370	$27,308

As of December 31, 2024, the unrecognized compensation expense for unvested RSUs and PSUs was $18.4 million and $6.7 million, respectively. The unrecognized compensation expense for unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.6 years and 1.2 years, respectively.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands, except share and per share data):

	For the Years Ended December 31,
	2024	2023	2022
Numerator:
Net income	$468,142	$432,142	$310,025
Less:
Noncontrolling interest	55,716	51,974	36,887
Dividends on preferred shares	13,944	13,944	17,081
Redemption of perpetual preferred shares	—	—	5,276
Allocation to participating securities (1)	1,317	1,083	767
Numerator for income per common share–basic and diluted	$397,165	$365,141	$250,014

Denominator:
Weighted-average common shares outstanding–basic	367,454,012	362,024,968	349,290,848
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	535,525	452,248	496,244
Weighted-average common shares outstanding–diluted (3)	367,989,537	362,477,216	349,787,092

Net income per common share:
Basic	$1.08	$1.01	$0.72
Diluted	$1.08	$1.01	$0.71
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the years ended December 31, 2024, 2023 and 2022 and the dilutive effect of forward sale equity contracts under the treasury stock method for the years ended December 31, 2024 and 2022 (see Note 9. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands, except unit and per unit data):

	For the Years Ended December 31,
	2024	2023	2022
Numerator:
Net income	$468,142	$432,142	$310,025
Less:
Preferred distributions	13,944	13,944	17,081
Redemption of perpetual preferred units	—	—	5,276
Allocation to participating securities (1)	1,317	1,083	767
Numerator for income per common unit–basic and diluted	$452,881	$417,115	$286,901

Denominator:
Weighted-average common units outstanding–basic	418,830,992	413,401,948	400,667,828
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	535,525	452,248	496,244
Weighted-average common units outstanding–diluted	419,366,517	413,854,196	401,164,072

Net income per common unit:
Basic	$1.08	$1.01	$0.72
Diluted	$1.08	$1.01	$0.71
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the years ended December 31, 2024, 2023 and 2022 and the dilutive effect of forward sale equity contracts under the treasury stock method for the years ended December 31, 2024 and 2022 (see Note 9. Shareholders’ Equity / Partners’ Capital).

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

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
The following table displays the carrying values and fair values of our debt instruments as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2014-SFR2 securitization, net	$—	$—	$460,507	$463,237
AMH 2014-SFR3 securitization, net	—	—	475,854	478,833
AMH 2015-SFR1 securitization, net	494,635	496,776	500,713	503,668
AMH 2015-SFR2 securitization, net	429,709	432,316	434,347	437,508
Total asset-backed securitizations, net	924,344	929,092	1,871,421	1,883,246
2028 unsecured senior notes, net	497,534	488,265	496,745	486,875
2029 unsecured senior notes, net	397,665	397,064	397,107	396,956
2031 unsecured senior notes, net	443,210	376,947	442,172	371,817
2032 unsecured senior notes, net	585,509	537,174	583,521	539,304
2034 unsecured senior notes I, net	594,640	597,504	—	—
2034 unsecured senior notes II, net	493,336	496,185	—	—
2035 unsecured senior notes, net	493,150	487,335	—	—
2051 unsecured senior notes, net	291,807	198,174	291,498	207,264
2052 unsecured senior notes, net	289,567	234,258	289,183	244,275
Total unsecured senior notes, net	4,086,418	3,812,906	2,500,226	2,246,491
Revolving credit facility	—	—	90,000	90,000
Total debt	$5,010,762	$4,741,998	$4,461,647	$4,219,737

During the third quarter of 2024, in anticipation of a potential debt issuance and in order to hedge interest rate risk, the Company entered into two treasury lock agreements with an aggregate notional amount of $200.0 million based on the 10-year treasury note rates at the time. The treasury locks were designated as cash flow hedging instruments. The Company settled the treasury locks during the fourth quarter of 2024 in connection with the pricing of the 2035 Notes (see Note 7. Debt), which resulted in an aggregate gain of $8.6 million recorded in other comprehensive income at the time that will be reclassified into earnings as a reduction of interest expense over the 10-year term of the 2035 Notes. The treasury locks were the only financial instruments recorded at fair value on a recurring basis in the consolidated financial statements and were classified as Level 2 within the fair value hierarchy as their fair values were estimated using observable inputs based on the 10-year treasury note rate.

Note 13. Related Party Transactions

As of December 31, 2024 and 2023, affiliates owned approximately 12.4% and 12.5%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of December 31, 2024 and 2023) an approximate 23.0% and 23.3% interest as of December 31, 2024 and 2023, respectively.

As of December 31, 2023, the Operating Partnership had a receivable from affiliates of $25.7 million related to the asset-backed securitization certificates held by AMH, which was included in amounts due from affiliates on the Operating Partnership’s consolidated balance sheets. During the first quarter of 2024, the Operating Partnership paid off the outstanding principal on the AMH 2014-SFR2 securitization which resulted in the settlement of the receivable from affiliates. See Note 7 Debt.

See Note 6. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space from third parties for our corporate and property management operations under non-cancelable operating lease agreements. Our operating leases have remaining lease terms of one to seven years before any unexercised options to extend. For the years ended December 31, 2024, 2023 and 2022, operating lease costs were as follows (amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Lease costs	$4,018	$4,014	$3,897

Other information related to our operating lease terms and discount rates were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	5.3 years	5.9 years
Weighted-average discount rate	3.2%	2.9%

Future lease obligations for our operating leases as of December 31, 2024 were as follows (amounts in thousands):

Operating Lease Obligations
2025	$4,081
2026	3,329
2027	2,888
2028	2,361
2029	2,231
Thereafter	2,884
Total lease payments	17,774
Less: imputed interest	(1,465)
Operating lease liabilities	$16,309

Other Commitments

As of December 31, 2024, the Company had commitments to acquire one single-family property through our traditional acquisition channel for a purchase price of $0.3 million as well as $81.1 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of December 31, 2024, the Company had sales in escrow for 158 of our single-family properties and 663 of our land lots for an aggregate selling price of $121.4 million.

As of December 31, 2024, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $233.6 million.

401(k) Retirement Savings Plan

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $3.8 million, $3.6 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
Captive Insurance Company

The Company has a wholly owned captive insurance company, American Dream Insurance, LLC, which provides general liability insurance coverage for losses below the deductible under the Company’s third-party liability insurance policy. The Company created American Dream Insurance, LLC as part of its overall risk management program and to stabilize its insurance costs, manage exposure and recoup expenses through the functions of the captive program. The captive insurance company’s impact on the Company’s consolidated financial statements is immaterial.

Legal Matters

We are involved in various legal and administrative proceedings that are incidental to our business. We believe these matters will not have a materially adverse effect on our financial position or results of operations upon resolution.

Note 15. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and assess performance. The Company is organized as a REIT with activities related to acquiring, renovating, developing, leasing and managing single-family homes as rental properties in one geographically diversified portfolio, which represents our one operating and reportable segment. Our one reportable segment derives its revenues from leasing single-family homes to tenants under non-cancelable lease agreements generally with a term of one year as well as certain fees charged to tenants. The Company’s CODM is our Chief Executive Officer and Chief Operating Officer.

The accounting policies of our one reportable segment are the same as those described in Note 2. Significant Accounting Policies. Net income and its components, as presented on the consolidated statements of operations, are metrics utilized by the CODM to assess the reporting segment’s performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The CODM also reviews core net operating income (“Core NOI”) at the total portfolio level as an additional segment profitability measure. The CODM uses the segment profitability measures to evaluate income generated from total portfolio assets in deciding whether to reinvest profits into enhancing the existing portfolio or for acquisitions or development of new properties. Property acquisition and disposition decisions are made at the individual property level and development decisions are made at the community level. Core NOI for the total portfolio is also used to monitor budget versus actual results and in competitive analysis to benchmark against the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

In addition to the revenues and significant segment expenses included within the consolidated statements of operations, the following table presents significant segment expenses regularly provided to the CODM within property operating expenses for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Property operating expenses
Property tax expense	$252,406	$239,425	$217,584
HOA fees	26,911	25,768	23,949
Repairs and maintenance and turnover costs	326,745	316,318	296,464
Insurance	19,821	17,948	14,094
Total property operating expenses	$625,883	$599,459	$552,091

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

The table below summarizes the significant expense categories included in Core NOI and regularly provided to the CODM for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
(Amounts in thousands)	2024	2023	2022
Core revenues	$1,507,266	$1,408,050	$1,287,928

Core property operating expenses
Property tax expense	252,406	239,425	217,584
HOA fees, net of tenant charge-backs	26,911	25,768	23,949
Repairs and maintenance and turnover costs, net of tenant charge-backs	113,206	108,373	100,213
Insurance	19,821	17,948	14,094
Property management expenses, net of tenant charge-backs and excluding share-based compensation	116,615	111,723	102,482
Total core property operating expenses	528,959	503,237	458,322

Core NOI	$978,307	$904,813	$829,606

Reconciliation of core revenues to rents and other single-family property revenues

Core revenues	$1,507,266	$1,408,050	$1,287,928
Tenant charge-backs	221,431	215,555	202,606
Rents and other single-family property revenues	$1,728,697	$1,623,605	$1,490,534

Reconciliation of Core NOI to net income

Core NOI	$978,307	$904,813	$829,606
Noncash share-based compensation - property management	(4,814)	(4,030)	(3,861)
General and administrative expense	(83,590)	(74,615)	(68,057)
Interest expense	(165,351)	(140,198)	(134,871)
Acquisition and other transaction costs	(12,192)	(16,910)	(23,452)
Depreciation and amortization	(477,010)	(456,550)	(426,531)
Hurricane-related charges, net	(8,884)	—	(6,133)
Loss on early extinguishment of debt	(6,323)	—	—
Gain on sale and impairment of single-family properties and other, net	225,756	209,834	136,459
Other income and expense, net	22,243	9,798	6,865
Net income	$468,142	$432,142	$310,025

Note 16. Subsequent Events

Subsequent Acquisitions

From January 1, 2025 through February 14, 2025, the Company added 221 single-family properties to its portfolio for a total cost of approximately $88.3 million, which included 218 newly constructed properties delivered through our AMH Development Program and three properties acquired through our traditional acquisition channel.

Subsequent Dispositions

From January 1, 2025 through February 14, 2025, the Company disposed of 200 single-family properties as well as land for aggregate net proceeds of approximately $63.9 million.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements
AMH 2015-SFR1 Securitization Payoff Intent

In February 2025, the Company provided notice to its third-party lender of its intent to repay all amounts due under the AMH 2015-SFR1 securitization during the second quarter of 2025. As of December 31, 2024, the AMH 2015-SFR1 securitization had an outstanding principal balance of $494.9 million.

Distributions

On February 12, 2025, the Company’s board of trustees approved an increase in quarterly dividends to $0.30 per Class A and Class B common share for the first quarter of 2025. The quarterly dividends are payable on March 31, 2025 to shareholders of record on March 14, 2025.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024

(Amounts in thousands, except number of single-family homes)			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Total Cost as of December 31, 2024 (1)
Market	Number of Single-Family Homes	Gross Book Value of Encumbered Assets	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Date of Acquisition

Single-family properties in operation
Albuquerque, NM	269	$—	$9,910	$39,843	$—	$7,024	$9,910	$46,867	$56,777	$(13,603)	$43,174	2013-2022
Atlanta, GA	6,027	84,511	223,084	976,896	—	219,844	223,084	1,196,740	1,419,824	(283,483)	1,136,341	2012-2024
Austin, TX	589	25,548	23,209	86,911	—	15,259	23,209	102,170	125,379	(32,727)	92,652	2012-2022
Boise, ID	1,066	8,200	49,388	231,541	—	53,529	49,388	285,070	334,458	(39,630)	294,828	2013-2024
Charleston, SC	1,616	85,453	71,176	260,446	—	56,459	71,176	316,905	388,081	(74,712)	313,369	2012-2024
Charlotte, NC	4,258	146,114	167,655	671,244	—	139,730	167,655	810,974	978,629	(214,252)	764,377	2012-2024
Cincinnati, OH	2,107	113,950	70,085	282,667	—	68,281	70,085	350,948	421,033	(124,483)	296,550	2012-2024
Colorado Springs, CO	203	—	16,685	65,688	—	9,844	16,685	75,532	92,217	(6,281)	85,936	2013-2023
Columbus, OH	2,181	103,745	67,575	292,073	—	82,042	67,575	374,115	441,690	(113,065)	328,625	2012-2024
Dallas-Fort Worth, TX	3,870	107,340	103,489	473,002	—	113,458	103,489	586,460	689,949	(214,015)	475,934	2012-2024
Denver, CO	872	—	48,968	199,427	—	33,430	48,968	232,857	281,825	(69,394)	212,431	2012-2024
Greater Chicago area, IL and IN	1,523	78,865	48,159	188,889	—	58,225	48,159	247,114	295,273	(104,001)	191,272	2012-2015
Greensboro, NC	721	55,351	21,807	98,541	—	18,784	21,807	117,325	139,132	(39,356)	99,776	2013-2022
Greenville, SC	760	76,318	21,932	112,938	—	21,313	21,932	134,251	156,183	(41,781)	114,402	2013-2022
Houston, TX	2,421	84,214	55,831	318,098	—	68,308	55,831	386,406	442,237	(129,392)	312,845	2012-2024
Indianapolis, IN	3,054	114,251	91,838	375,446	—	88,486	91,838	463,932	555,770	(154,436)	401,334	2012-2024
Inland Empire, CA	10	—	1,104	1,116	—	245	1,104	1,361	2,465	(464)	2,001	2014-2016
Jacksonville, FL	3,297	63,626	114,869	517,813	—	119,256	114,869	637,069	751,938	(145,904)	606,034	2012-2024
Kansas City, MO	162	—	8,617	40,038	—	66	8,617	40,104	48,721	(375)	48,346	2024
Knoxville, TN	442	18,045	16,076	80,377	—	11,335	16,076	91,712	107,788	(27,747)	80,041	2013-2022
Las Vegas, NV	2,550	—	154,767	483,791	—	145,648	154,767	629,439	784,206	(100,001)	684,205	2011-2024
Memphis, TN	710	11,761	27,034	102,894	—	18,257	27,034	121,151	148,185	(31,803)	116,382	2013-2024
Miami, FL	152	3,559	1,799	17,743	—	4,835	1,799	22,578	24,377	(9,374)	15,003	2013-2015
Milwaukee, WI	62	—	3,816	10,763	—	1,564	3,816	12,327	16,143	(5,189)	10,954	2013
Nashville, TN	3,370	33,826	144,221	580,590	—	138,381	144,221	718,971	863,192	(189,716)	673,476	2012-2024
Oklahoma City, OK	487	—	16,319	100,657	—	112	16,319	100,769	117,088	(902)	116,186	2024
Orlando, FL	2,126	47,940	76,674	344,235	—	84,891	76,674	429,126	505,800	(96,366)	409,434	2011-2024
Phoenix, AZ	3,311	—	157,810	473,656	—	100,053	157,810	573,709	731,519	(158,123)	573,396	2011-2024
Portland, OR	316	—	25,342	55,400	—	6,407	25,342	61,807	87,149	(16,738)	70,411	2013-2022
Raleigh, NC	2,223	102,900	81,809	318,820	—	52,483	81,809	371,303	453,112	(118,574)	334,538	2012-2024
Salt Lake City, UT	1,937	104,607	124,436	389,467	—	82,515	124,436	471,982	596,418	(120,571)	475,847	2012-2024
San Antonio, TX	1,222	49,292	36,925	170,430	—	39,601	36,925	210,031	246,956	(55,532)	191,424	2012-2024
Savannah/Hilton Head, SC	1,056	25,600	39,903	160,994	—	27,240	39,903	188,234	228,137	(47,877)	180,260	2013-2024
Seattle, WA	1,014	—	81,273	230,048	—	33,300	81,273	263,348	344,621	(54,910)	289,711	2012-2024
Tampa, FL	2,964	16,640	118,337	499,247	—	103,291	118,337	602,538	720,875	(144,637)	576,238	2012-2024
Tucson, AZ	746	—	26,943	129,341	—	31,204	26,943	160,545	187,488	(28,536)	158,952	2011-2023
Winston Salem, NC	837	45,358	21,141	103,753	—	19,938	21,141	123,691	144,832	(40,918)	103,914	2013-2022
Total Single-family properties in operation	60,531	1,607,014	2,370,006	9,484,823	—	2,074,638	2,370,006	11,559,461	13,929,467	(3,048,868)	10,880,599	2011-2024
Properties under development & development land	—	—	418,662	—	706,712	146,910	1,125,374	146,910	1,272,284	—	1,272,284
Total single-family properties and land held for sale	805	—	74,806	116,561	30,696	31,044	105,502	147,605	253,107	(40,299)	212,808	2011-2024
Total real estate assets	61,336	$1,607,014	$2,863,474	$9,601,384	$737,408	$2,252,592	$3,600,882	$11,853,976	$15,454,858	$(3,089,167)	$12,365,691	2011-2024
(1)The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was $15.4 billion as of December 31, 2024.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024 (continued)

Change in Total Real Estate Assets for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2024	2023	2022
Balance, beginning of period	$12,885,689	$12,325,124	$11,320,426
Acquisitions and building improvements	1,495,474	871,828	1,325,231
Dispositions	(416,933)	(313,029)	(186,498)
Write-offs	(34,302)	(37,446)	(36,614)
Impairment	(9,163)	(1,908)	(2,499)
Reclassifications to single-family properties and land held for sale, net of dispositions	8,702	41,120	(94,922)
Balance, end of period	$13,929,467	$12,885,689	$12,325,124

Change in Accumulated Depreciation for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2024	2023	2022
Balance, beginning of period	$(2,719,970)	$(2,386,452)	$(2,072,933)
Depreciation (1)	(454,159)	(436,143)	(410,413)
Dispositions	90,141	68,389	37,453
Write-offs	34,302	37,446	36,614
Reclassifications to single-family properties and land held for sale, net of dispositions	818	(3,210)	22,827
Balance, end of period	$(3,048,868)	$(2,719,970)	$(2,386,452)
(1)Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from three to thirty years.