Form 10-Q
period 2025-03-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2025-05-02
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
There were 369,525,621 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on April 30, 2025.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of March 31, 2025 owned approximately 87.8% of the common partnership interest in, the Operating Partnership. The remaining 12.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

These and other important factors, including those discussed or incorporated by reference under Part II, “Item 1A. Risk Factors,” Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Single-family properties:
Land	$2,383,321	$2,370,006
Buildings and improvements	11,689,380	11,559,461
Single-family properties in operation	14,072,701	13,929,467
Less: accumulated depreciation	(3,139,741)	(3,048,868)
Single-family properties in operation, net	10,932,960	10,880,599
Single-family properties under development and development land	1,253,962	1,272,284
Single-family properties and land held for sale, net	247,375	212,808
Total real estate assets, net	12,434,297	12,365,691
Cash and cash equivalents	69,698	199,413
Restricted cash	149,160	150,803
Rent and other receivables	52,035	48,452
Escrow deposits, prepaid expenses and other assets	302,990	337,379
Investments in unconsolidated joint ventures	160,764	159,134
Goodwill	120,279	120,279
Total assets	$13,289,223	$13,381,151

Liabilities
Revolving credit facility	$410,000	$—
Asset-backed securitizations, net	428,479	924,344
Unsecured senior notes, net	4,088,223	4,086,418
Accounts payable and accrued expenses	520,410	521,759
Total liabilities	5,447,112	5,532,521

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 369,525,121 and 368,987,993 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	3,695	3,690
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2025 and December 31, 2024)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at March 31, 2025 and December 31, 2024)	92	92
Additional paid-in capital	7,526,294	7,529,008
Accumulated deficit	(382,384)	(380,632)
Accumulated other comprehensive income	6,186	7,852
Total shareholders’ equity	7,153,889	7,160,016
Noncontrolling interest	688,222	688,614
Total equity	7,842,111	7,848,630

Total liabilities and equity	$13,289,223	$13,381,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Rents and other single-family property revenues	$459,276	$423,555

Expenses:
Property operating expenses	167,530	155,927
Property management expenses	34,181	31,402
General and administrative expense	19,671	21,885
Interest expense	45,426	38,577
Acquisition and other transaction costs	3,061	3,324
Depreciation and amortization	124,928	115,726
Total expenses	394,797	366,841

Gain on sale and impairment of single-family properties and other, net	62,016	68,901
Loss on early extinguishment of debt	(216)	(954)
Other income and expense, net	2,434	3,434

Net income	128,713	128,095

Noncontrolling interest	15,255	15,320
Dividends on preferred shares	3,486	3,486

Net income attributable to common shareholders	$109,972	$109,289

Weighted-average common shares outstanding:
Basic	370,372,388	366,513,257
Diluted	370,761,741	366,972,293

Net income attributable to common shareholders per share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income	$128,713	$128,095
Other comprehensive loss:
Cash flow hedging instruments:
Unrealized loss on cash flow hedging instruments	(1,549)	—
Reclassification adjustment for amortization of interest expense included in net income	(351)	(141)
Other comprehensive loss	(1,900)	(141)
Comprehensive income	126,813	127,954
Comprehensive income attributable to noncontrolling interests	15,021	15,301
Dividends on preferred shares	3,486	3,486
Comprehensive income attributable to common shareholders	$108,306	$109,167

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2024	368,987,993	$3,690	635,075	$6	9,200,000	$92	$7,529,008	$(380,632)	$7,852	$7,160,016	$688,614	$7,848,630
Share-based compensation	—	—	—	—	—	—	7,661	—	—	7,661	—	7,661
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	537,128	5	—	—	—	—	(10,375)	—	—	(10,370)	—	(10,370)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(15,413)	(15,413)
Common shares ($0.30 per share)	—	—	—	—	—	—	—	(111,724)	—	(111,724)	—	(111,724)
Net income	—	—	—	—	—	—	—	113,458	—	113,458	15,255	128,713
Total other comprehensive loss	—	—	—	—	—	—	—	—	(1,666)	(1,666)	(234)	(1,900)
Balances at March 31, 2025	369,525,121	$3,695	635,075	$6	9,200,000	$92	$7,526,294	$(382,384)	$6,186	$7,153,889	$688,222	$7,842,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$128,713	$128,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,928	115,726
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	2,485	3,056
Noncash share-based compensation	7,661	9,925
Loss on early extinguishment of debt	216	954
Equity in net loss of unconsolidated entities	915	884
Return on investment from unconsolidated joint ventures	1,659	—
Gain on sale and impairment of single-family properties and other, net	(62,016)	(68,901)
Other changes in operating assets and liabilities:
Rent and other receivables	(3,583)	(1,929)
Prepaid expenses and other assets	12,739	(7,325)
Deferred leasing costs	(1,239)	(795)
Accounts payable and accrued expenses	9,906	22,918
Amounts due from related parties	1,019	(828)
Net cash provided by operating activities	223,403	201,780

Investing activities
Cash paid for single-family properties	(4,009)	(4,483)
Change in escrow deposits for purchase of single-family properties	(3,241)	5,684
Net proceeds received from sales of single-family properties and other	142,128	156,102
Proceeds from notes receivable related to the sale of properties	19	130
Investment in unconsolidated joint ventures	(3,336)	(1,116)
Distributions from unconsolidated entities	963	113
Renovations to single-family properties	(7,456)	(10,804)
Recurring and other capital expenditures for single-family properties	(30,942)	(23,804)
Cash paid for development activity	(193,696)	(209,477)
Proceeds from asset-backed securitization certificates	—	25,666
Other investing activities	(8,119)	(6,157)
Net cash used for investing activities	(107,689)	(68,146)

Financing activities
Proceeds from issuance of Class A common shares	—	33,249
Payments of Class A common share issuance costs	—	(34)
Proceeds from issuances under share-based compensation plans	445	1,423
Payments related to tax withholding for share-based compensation	(10,815)	(7,936)
Payments on asset-backed securitizations	(496,593)	(466,145)
Proceeds from revolving credit facility	410,000	—
Payments on revolving credit facility	—	(90,000)
Proceeds from unsecured senior notes, net of discount	—	599,358
Payments related to liabilities to repurchase consolidated land not owned	(18,868)	(24,182)
Distributions to noncontrolling interests	(15,383)	(13,318)
Distributions to common shareholders	(112,372)	(95,914)
Distributions to preferred shareholders	(3,486)	(3,486)
Deferred financing costs paid	—	(5,219)
Net cash used for financing activities	(247,072)	(72,204)

Net (decrease) increase in cash, cash equivalents and restricted cash	(131,358)	61,430
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	350,216	221,861
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$218,858	$283,291

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(68,249)	$(38,389)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$56,114	$75,819
Transfers of completed homebuilding deliveries to properties	175,892	185,123
Unrealized loss on cash flow hedging instruments	(1,549)	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	842	—
Accrued distributions to affiliates	1,270	1,223
Accrued distributions to non-affiliates	179	164

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit and per unit data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Single-family properties:
Land	$2,383,321	$2,370,006
Buildings and improvements	11,689,380	11,559,461
Single-family properties in operation	14,072,701	13,929,467
Less: accumulated depreciation	(3,139,741)	(3,048,868)
Single-family properties in operation, net	10,932,960	10,880,599
Single-family properties under development and development land	1,253,962	1,272,284
Single-family properties and land held for sale, net	247,375	212,808
Total real estate assets, net	12,434,297	12,365,691
Cash and cash equivalents	69,698	199,413
Restricted cash	149,160	150,803
Rent and other receivables	52,035	48,452
Escrow deposits, prepaid expenses and other assets	302,990	337,379
Investments in unconsolidated joint ventures	160,764	159,134
Goodwill	120,279	120,279
Total assets	$13,289,223	$13,381,151

Liabilities
Revolving credit facility	$410,000	$—
Asset-backed securitizations, net	428,479	924,344
Unsecured senior notes, net	4,088,223	4,086,418
Accounts payable and accrued expenses	520,410	521,759
Total liabilities	5,447,112	5,532,521

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (370,160,196 and 369,623,068 units issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	6,925,863	6,930,324
Preferred units (9,200,000 units issued and outstanding at March 31, 2025 and December 31, 2024)	221,840	221,840
Limited partner:
Common units (51,376,980 units issued and outstanding at March 31, 2025 and December 31, 2024)	687,366	687,524
Accumulated other comprehensive income	7,042	8,942
Total capital	7,842,111	7,848,630

Total liabilities and capital	$13,289,223	$13,381,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Rents and other single-family property revenues	$459,276	$423,555

Expenses:
Property operating expenses	167,530	155,927
Property management expenses	34,181	31,402
General and administrative expense	19,671	21,885
Interest expense	45,426	38,577
Acquisition and other transaction costs	3,061	3,324
Depreciation and amortization	124,928	115,726
Total expenses	394,797	366,841

Gain on sale and impairment of single-family properties and other, net	62,016	68,901
Loss on early extinguishment of debt	(216)	(954)
Other income and expense, net	2,434	3,434

Net income	128,713	128,095

Preferred distributions	3,486	3,486

Net income attributable to common unitholders	$125,227	$124,609

Weighted-average common units outstanding:
Basic	421,749,368	417,890,237
Diluted	422,138,721	418,349,273

Net income attributable to common unitholders per unit:
Basic	$0.30	$0.30
Diluted	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income	$128,713	$128,095
Other comprehensive loss:
Cash flow hedging instruments:
Unrealized loss on cash flow hedging instruments	(1,549)	—
Reclassification adjustment for amortization of interest expense included in net income	(351)	(141)
Other comprehensive loss	(1,900)	(141)
Comprehensive income	126,813	127,954
Preferred distributions	3,486	3,486
Comprehensive income attributable to common unitholders	$123,327	$124,468

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2024	369,623,068	$6,930,324	$221,840	51,376,980	$687,524	$8,942	$7,848,630
Share-based compensation	—	7,661	—	—	—	—	7,661
Common units issued under share-based compensation plans, net of units withheld for employee taxes	537,128	(10,370)	—	—	—	—	(10,370)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.30 per unit)	—	(111,724)	—	—	(15,413)	—	(127,137)
Net income	—	109,972	3,486	—	15,255	—	128,713
Total other comprehensive loss	—	—	—	—	—	(1,900)	(1,900)
Balances at March 31, 2025	370,160,196	$6,925,863	$221,840	51,376,980	$687,366	$7,042	$7,842,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$128,713	$128,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,928	115,726
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	2,485	3,056
Noncash share-based compensation	7,661	9,925
Loss on early extinguishment of debt	216	954
Equity in net loss of unconsolidated entities	915	884
Return on investment from unconsolidated joint ventures	1,659	—
Gain on sale and impairment of single-family properties and other, net	(62,016)	(68,901)
Other changes in operating assets and liabilities:
Rent and other receivables	(3,583)	(1,929)
Prepaid expenses and other assets	12,739	(7,325)
Deferred leasing costs	(1,239)	(795)
Accounts payable and accrued expenses	9,906	22,918
Amounts due from related parties	1,019	(828)
Net cash provided by operating activities	223,403	201,780

Investing activities
Cash paid for single-family properties	(4,009)	(4,483)
Change in escrow deposits for purchase of single-family properties	(3,241)	5,684
Net proceeds received from sales of single-family properties and other	142,128	156,102
Proceeds from notes receivable related to the sale of properties	19	130
Investment in unconsolidated joint ventures	(3,336)	(1,116)
Distributions from unconsolidated entities	963	113
Renovations to single-family properties	(7,456)	(10,804)
Recurring and other capital expenditures for single-family properties	(30,942)	(23,804)
Cash paid for development activity	(193,696)	(209,477)
Proceeds from repayment of loan from affiliate	—	25,666
Other investing activities	(8,119)	(6,157)
Net cash used for investing activities	(107,689)	(68,146)

Financing activities
Proceeds from issuance of Class A common units	—	33,249
Payments of Class A common unit issuance costs	—	(34)
Proceeds from issuances under share-based compensation plans	445	1,423
Payments related to tax withholding for share-based compensation	(10,815)	(7,936)
Payments on asset-backed securitizations	(496,593)	(466,145)
Proceeds from revolving credit facility	410,000	—
Payments on revolving credit facility	—	(90,000)
Proceeds from unsecured senior notes, net of discount	—	599,358
Payments related to liabilities to repurchase consolidated land not owned	(18,868)	(24,182)
Distributions to common unitholders	(127,755)	(109,232)
Distributions to preferred unitholders	(3,486)	(3,486)
Deferred financing costs paid	—	(5,219)
Net cash used for financing activities	(247,072)	(72,204)

Net (decrease) increase in cash, cash equivalents and restricted cash	(131,358)	61,430
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	350,216	221,861
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$218,858	$283,291

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(68,249)	$(38,389)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$56,114	$75,819
Transfers of completed homebuilding deliveries to properties	175,892	185,123
Unrealized loss on cash flow hedging instruments	(1,549)	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	842	—
Accrued distributions to affiliates	1,270	1,223
Accrued distributions to non-affiliates	179	164

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of March 31, 2025, the Company held 61,361 single-family properties in 24 states, including 661 properties classified as held for sale.

AMH is the general partner of, and as of March 31, 2025 owned approximately 87.8% of the common partnership interest in, the Operating Partnership. The remaining 12.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The operating results for interim periods are not necessarily indicative of results for other interim periods or the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In Note 5. Rent and Other Receivables, the Company reclassified certain immaterial tenant charge-backs from variable lease payments to fixed lease payments for the three months ended March 31, 2024 to conform with the current year presentation.

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

The Company also holds investments in proptech venture capital funds and deposits with land banking entities that we determined are VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities. The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the carrying value of the investments in these venture capital funds was $11.5 million and $13.2 million, respectively, and the Company’s maximum exposure to loss was $13.1 million and $14.9 million, respectively, which includes all future capital funding requirements. The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the carrying value of these deposits with land banking entities and the Company’s maximum exposure to loss was $3.7 million and $6.9 million, respectively.

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

Note 3. Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of funds held related to resident security deposits, cash reserves in accordance with certain loan agreements, funds held in the custody of our transfer agent for the payment of distributions and certain funds held for the purpose of facilitating 1031 Exchange transactions when proceeds are held prior to the completion of transactions. Funds held related to resident security deposits are restricted during the term of the related lease agreement, which is generally one year. Cash reserved in connection with lender requirements is restricted during the term of the related debt instrument.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	March 31,		December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$69,698	$124,826	$199,413	$59,385
Restricted cash	149,160	158,465	150,803	162,476
Total cash, cash equivalents and restricted cash	$218,858	$283,291	$350,216	$221,861

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Occupied single-family properties	$10,389,282	$10,174,136
Single-family properties leased, not yet occupied	140,095	81,154
Single-family properties in turnover process	296,898	397,850
Single-family properties recently renovated or developed	103,079	226,199
Single-family properties newly acquired and under renovation	3,606	1,260
Single-family properties in operation, net	10,932,960	10,880,599
Development land	579,290	602,147
Single-family properties under development	674,672	670,137
Single-family properties and land held for sale, net	247,375	212,808
Total real estate assets, net	$12,434,297	$12,365,691

Depreciation expense related to single-family properties was $118.5 million and $110.3 million for the three months ended March 31, 2025 and 2024, respectively.

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. During the three months ended March 31, 2025 and 2024, the Company disposed of single-family properties and land for aggregate net proceeds of $142.1 million and $156.1 million, respectively, which resulted in an aggregate net gain on sale of $66.0 million and $69.8 million, respectively.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $62.6 million and $56.0 million for the three months ended March 31, 2025 and 2024, respectively. Variable lease payments for fees from single-family properties were $8.6 million and $8.0 million for the three months ended March 31, 2025 and 2024, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of March 31, 2025 (amounts in thousands):

March 31, 2025
Remaining 2025	$765,019
2026	155,583
2027	7,914
Total	$928,516

As of both March 31, 2025 and December 31, 2024, rent and other receivables included $3.9 million of insurance claims receivables related to Hurricanes Milton and Helene.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Commercial real estate, software, vehicles and FF&E, net	$106,604	$104,188
Escrow deposits, prepaid expenses and other	101,764	115,801
Consolidated land not owned	67,447	89,745
Operating lease right-of-use assets	14,680	14,729
Deferred costs and other intangibles, net	12,000	12,401
Notes receivable, net	495	515
Total	$302,990	$337,379

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $5.4 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Deferred leasing costs	$4,074	$3,746
Deferred financing costs	11,512	11,512
	15,586	15,258
Less: accumulated amortization	(3,586)	(2,857)
Total	$12,000	$12,401

Amortization expense related to deferred leasing costs was $1.1 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.6 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2025 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2025	$1,934	$1,733	$3,667
2026	188	2,300	2,488
2027	—	2,300	2,300
2028	—	2,309	2,309
2029	—	1,236	1,236
Total	$2,122	$9,878	$12,000

Note 7. Investments in Unconsolidated Joint Ventures

As of March 31, 2025, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures as of March 31, 2025 and December 31, 2024 (amounts in thousands, except percentages and property data):

	% Ownership at March 31, 2025	Completed Homes at March 31, 2025	Investments in Unconsolidated Joint Ventures
Joint Venture Description			March 31, 2025	December 31, 2024
Alaska JV	20%	166	$14,655	$15,598
Institutional Investor JV	20%	1,015	11,812	12,349
J.P. Morgan JV I	20%	2,168	103,995	104,232
J.P. Morgan JV II	20%	138	30,302	26,955
		3,487	$160,764	$159,134

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $3.6 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations.

As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company also transfers single-family properties or land to the joint ventures in the ordinary course of business and any gains or losses on transfers are included in gain on sale and impairment of single-family properties and other, net in the condensed consolidated statements of operations.

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.90% margin and matures on July 1, 2027. As of March 31, 2025, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

During the first quarter of 2025, J.P. Morgan JV I amended its existing loan agreement to increase borrowing capacity to $500.0 million. During the initial three-year term, the loan bears interest at SOFR plus a 1.50% margin and matures on January 24, 2028. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of March 31, 2025, J.P. Morgan JV I’s loan had a $358.2 million outstanding principal balance.

The Company has provided customary non-recourse guarantees for the Institutional Investor JV and J.P. Morgan JV I loans that may become a liability for us upon a voluntary bankruptcy filing by the joint ventures or the occurrence of other actions such as fraud or a material misrepresentation by us or the joint ventures. To date, the guarantees have not been invoked, and we believe that the actions that would trigger a guarantee would generally be disadvantageous to the joint ventures and us and therefore are unlikely to occur. However, there can be no assurances that actions that could trigger the guarantee will not occur.

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of March 31, 2025 and December 31, 2024 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2025	December 31, 2024
AMH 2015-SFR1 securitization	4.14%	N/A	$—	$494,868
AMH 2015-SFR2 securitization (2)	4.36%	October 9, 2045	429,015	430,523
Total asset-backed securitizations			429,015	925,391
2028 unsecured senior notes (3)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2031 unsecured senior notes (4)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	600,000
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	500,000
2035 unsecured senior notes (5)	5.08%	March 15, 2035	500,000	500,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (6)	5.36%	July 16, 2029	410,000	—
Total debt			4,989,015	5,075,391
Unamortized discounts on unsecured senior notes			(34,668)	(35,594)
Deferred financing costs, net (7)			(27,645)	(29,035)
Total debt per balance sheet			$4,926,702	$5,010,762
(1)Interest rates are rounded and as of March 31, 2025. Unless otherwise stated, interest rates are fixed percentages.
(2)The AMH 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025. If the securitization is not repaid by this date, the duration-adjusted weighted-average interest rate will increase by a minimum of 3.00%.
(3)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(4)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(5)The stated interest rate on the 2035 unsecured senior notes is 5.25%, which was hedged to yield an interest rate of 5.08%.
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods. The Company had approximately $1.5 million and $2.0 million committed to outstanding letters of credit that reduced our borrowing capacity as of March 31, 2025 and December 31, 2024, respectively. The revolving credit facility bears interest at SOFR plus a 0.10% spread adjustment and a margin of 0.85% as of March 31, 2025.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.3 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively, and is included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

During the first quarter of 2025, the Operating Partnership paid off the $493.2 million outstanding principal on the AMH 2015-SFR1 securitization, which resulted in $0.2 million of charges related to legal fees that are included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2015-SFR1 securitization also resulted in the release of the 4,661 homes pledged as collateral and $10.7 million of cash restricted for lender requirements.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of March 31, 2025 (amounts in thousands):

Debt Maturities
Remaining 2025	$3,582
2026	4,776
2027	4,776
2028	504,776
2029	814,776
Thereafter	3,656,329
Total debt	$4,989,015

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Gross interest cost	$59,280	$52,799
Capitalized interest	(13,854)	(14,222)
Interest expense	$45,426	$38,577

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Resident security deposits	$127,140	$123,377
Accrued property taxes	107,102	61,044
Accrued construction and maintenance liabilities	74,444	80,710
Liability for consolidated land not owned	56,922	74,518
Accrued interest	40,515	65,824
Prepaid rent	34,175	30,153
Operating lease liabilities	16,233	16,309
Accounts payable	1,866	96
Other accrued liabilities	62,013	69,728
Total	$520,410	$521,759

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2024, the Company directly issued 932,746 Class A common shares under its At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”), which was accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its At-the-Market Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. During the three months ended March 31, 2025, no shares were issued under the At-the-Market Program. As of March 31, 2025, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2025 and 2024, we did not repurchase and retire any of our Class A common shares or preferred shares. As of March 31, 2025, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares / Units

As of March 31, 2025 and December 31, 2024, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				March 31, 2025		December 31, 2024
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	March 31, 2025	March 31, 2024
Class A and Class B common shares	$0.30	$0.26
5.875% Series G perpetual preferred shares	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,779,990, or approximately 12.1%, of the total 421,537,176 and 421,000,048 Class A units in the Operating Partnership as of March 31, 2025 and December 31, 2024, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1%, of the total 421,537,176 and 421,000,048 Class A units in the Operating Partnership as of March 31, 2025 and December 31, 2024, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the three months ended March 31, 2025 and 2024 generally vest over a three-year service period.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the three months ended March 31, 2025 and 2024 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2025 through December 31, 2027 for PSUs granted during the three months ended March 31, 2025 and from January 1, 2024 through December 31, 2026 for PSUs granted during the three months ended March 31, 2024. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Options outstanding at beginning of period	329,500	522,675
Granted	—	—
Exercised	(25,500)	(88,375)
Forfeited	—	—
Options outstanding at end of period	304,000	434,300
Options exercisable at end of period	304,000	434,300

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
RSUs outstanding at beginning of period	1,187,544	1,090,522
Granted	414,798	633,523
Vested	(445,857)	(428,812)
Forfeited	(5,548)	(4,493)
RSUs outstanding at end of period	1,150,937	1,290,740

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
PSUs outstanding at beginning of period (1)	677,298	520,219
Granted (1)	227,616	254,157
Adjustment for performance achievement (2)	170,757	75,109
Vested	(370,854)	(167,428)
Forfeited (1)	—	—
PSUs outstanding at end of period (1)	704,817	682,057
(1)Represents target shares at grant date.
(2)Represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance periods ended December 31, 2024 and 2023, which was determined and vested during the three months ended March 31, 2025 and 2024, respectively.

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	For the Three Months Ended March 31,
	2025	2024
Expected term (years)	3.0	3.0
Dividend yield	2.83%	2.44%
Estimated volatility (1)	22.48%	23.83%
Risk-free interest rate	4.49%	4.19%
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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
General and administrative expense	$4,867	$6,839
Property management expenses	1,246	1,444
Acquisition and other transaction costs	1,548	1,642
Total noncash share-based compensation expense	$7,661	$9,925

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three months ended March 31, 2025 and 2024 (amounts in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$128,713	$128,095
Less:
Noncontrolling interest	15,255	15,320
Dividends on preferred shares	3,486	3,486
Allocation to participating securities (1)	346	379
Numerator for income per common share–basic and diluted	$109,626	$108,910

Denominator:
Weighted-average common shares outstanding–basic	370,372,388	366,513,257
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	389,353	459,036
Weighted-average common shares outstanding–diluted (3)	370,761,741	366,972,293

Net income per common share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.30
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three months ended March 31, 2025 and 2024 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three months ended March 31, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three months ended March 31, 2025 and 2024 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$128,713	$128,095
Less:
Preferred distributions	3,486	3,486
Allocation to participating securities (1)	346	379
Numerator for income per common unit–basic and diluted	$124,881	$124,230

Denominator:
Weighted-average common units outstanding–basic	421,749,368	417,890,237
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	389,353	459,036
Weighted-average common units outstanding–diluted	422,138,721	418,349,273

Net income per common unit:
Basic	$0.30	$0.30
Diluted	$0.30	$0.30
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three months ended March 31, 2025 and 2024 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three months ended March 31, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2015-SFR1 securitization, net	$—	$—	$494,635	$496,776
AMH 2015-SFR2 securitization, net	428,479	430,916	429,709	432,316
Total asset-backed securitizations, net	428,479	430,916	924,344	929,092
2028 unsecured senior notes, net	497,732	494,955	497,534	488,265
2029 unsecured senior notes, net	397,806	401,728	397,665	397,064
2031 unsecured senior notes, net	443,470	386,501	443,210	376,947
2032 unsecured senior notes, net	586,006	545,184	585,509	537,174
2034 unsecured senior notes I, net	594,787	600,678	594,640	597,504
2034 unsecured senior notes II, net	493,506	499,050	493,336	496,185
2035 unsecured senior notes, net	493,370	491,055	493,150	487,335
2051 unsecured senior notes, net	291,884	198,906	291,807	198,174
2052 unsecured senior notes, net	289,662	234,381	289,567	234,258
Total unsecured senior notes, net	4,088,223	3,852,438	4,086,418	3,812,906
Revolving credit facility	410,000	410,000	—	—
Total debt	$4,926,702	$4,693,354	$5,010,762	$4,741,998

During the first quarter of 2025, in anticipation of a potential debt issuance and in order to hedge interest rate risk, the Company entered into two treasury lock agreements with an aggregate notional amount of $200.0 million based on the 10-year treasury note rates at the time. The treasury locks were designated as cash flow hedging instruments and had an aggregate fair value liability of $1.5 million as of March 31, 2025, which was included in accounts payable and accrued expenses within the condensed consolidated balance sheets, with a corresponding unrealized loss reflected in accumulated other comprehensive income. The treasury locks will be settled upon the issuance of debt and any gain or loss recorded in accumulated other comprehensive income upon settlement will be reclassified into earnings as either a reduction of or increase to interest expense over the term of the debt. The treasury locks are the only financial instruments recorded at fair value on a recurring basis in the condensed consolidated financial statements and are classified as Level 2 within the fair value hierarchy as their fair values are estimated using observable inputs based on the 10-year treasury note rate.

Note 14. Related Party Transactions

As of March 31, 2025 and December 31, 2024, affiliates owned approximately 12.5% and 12.4%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 50,622,165 Class A units as of March 31, 2025 and December 31, 2024) an approximate 23.1% and 23.0% interest as of March 31, 2025 and December 31, 2024, respectively.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of March 31, 2025, the Company had commitments to acquire three single-family properties through our traditional acquisition channel for an aggregate purchase price of $0.9 million, as well as $112.2 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of March 31, 2025, the Company had sales in escrow for 145 of our single-family properties and 1,001 of our land lots for an aggregate selling price of $146.1 million.

As of March 31, 2025, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $233.0 million.

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

The accounting policies of our one reportable segment are the same as those described in Note 2. Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Net income and its components, as presented on the consolidated statements of operations, are metrics utilized by the CODM to assess the reporting segment’s performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

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

In addition to the revenues and significant segment expenses included within the consolidated statements of operations, the following table presents significant segment expenses regularly provided to the CODM within property operating expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Property operating expenses
Property tax expense	$66,940	$64,588
HOA fees	6,814	6,314
Repairs and maintenance and turnover costs	88,845	80,248
Insurance	4,931	4,777
Total property operating expenses	$167,530	$155,927

The table below summarizes the significant expense categories included in Core NOI and regularly provided to the CODM for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Core revenues	$395,415	$366,218

Core property operating expenses
Property tax expense	66,940	64,588
HOA fees, net of tenant charge-backs	6,814	6,314
Repairs and maintenance and turnover costs, net of tenant charge-backs	27,281	24,846
Insurance	4,931	4,777
Property management expenses, net of tenant charge-backs and excluding share-based compensation	30,638	28,023
Total core property operating expenses	136,604	128,548

Core NOI	$258,811	$237,670

Reconciliation of core revenues to rents and other single-family property revenues

Core revenues	$395,415	$366,218
Tenant charge-backs	63,861	57,337
Rents and other single-family property revenues	$459,276	$423,555

Reconciliation of Core NOI to net income

Core NOI	$258,811	$237,670
Noncash share-based compensation - property management	(1,246)	(1,444)
General and administrative expense	(19,671)	(21,885)
Interest expense	(45,426)	(38,577)
Acquisition and other transaction costs	(3,061)	(3,324)
Depreciation and amortization	(124,928)	(115,726)
Loss on early extinguishment of debt	(216)	(954)
Gain on sale and impairment of single-family properties and other, net	62,016	68,901
Other income and expense, net	2,434	3,434
Net income	$128,713	$128,095

Note 17. Subsequent Events

Subsequent Acquisitions

From April 1, 2025 through April 25, 2025, the Company added 143 single-family properties to its portfolio for a total cost of approximately $55.6 million, which included 141 newly constructed properties delivered through our AMH Development Program and two properties acquired through our traditional acquisition channel.

Subsequent Dispositions

From April 1, 2025 through April 25, 2025, the Company disposed of 98 single-family properties and 215 land lots for aggregate net proceeds of approximately $50.3 million.

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

As of March 31, 2025, we owned 61,361 single-family properties in select submarkets of metropolitan statistical areas in 24 states, including 661 properties held for sale, compared to 61,336 single-family properties in 24 states, including 805 properties held for sale, as of December 31, 2024 and 59,343 single-family properties in 21 states, including 728 properties held for sale, as of March 31, 2024. As of March 31, 2025, 58,246 of our total properties (excluding properties held for sale) were occupied, compared to 57,486 of our total properties (excluding properties held for sale) as of December 31, 2024 and 56,362 of our total properties (excluding properties held for sale) as of March 31, 2024. Also, as of March 31, 2025, the Company had an additional 3,487 properties held in unconsolidated joint ventures, compared to 3,376 properties held in unconsolidated joint ventures as of December 31, 2024 and 3,004 properties held in unconsolidated joint ventures as of March 31, 2024. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of March 31, 2025:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	6,038	9.9%	$1,431.6	10.2%	$237,101	2,196	17.4	2017
Charlotte, NC	4,254	7.0%	982.2	7.0%	230,886	2,120	18.5	2016
Dallas-Fort Worth, TX	3,839	6.3%	685.9	4.9%	178,665	2,084	20.7	2014
Nashville, TN	3,372	5.6%	878.9	6.2%	260,674	2,123	16.6	2016
Jacksonville, FL	3,333	5.5%	768.3	5.5%	230,543	1,926	14.4	2016
Phoenix, AZ	3,315	5.5%	737.3	5.2%	222,438	1,850	19.8	2016
Indianapolis, IN	3,049	5.0%	555.5	3.9%	182,189	1,936	21.9	2015
Tampa, FL	3,004	4.9%	738.9	5.3%	245,990	1,951	15.0	2016
Las Vegas, NV	2,622	4.3%	817.4	5.8%	311,759	1,966	10.8	2018
Houston, TX	2,400	4.0%	438.9	3.1%	182,867	2,065	19.2	2015
Raleigh, NC	2,211	3.6%	452.1	3.2%	204,482	1,892	18.5	2015
Columbus, OH	2,179	3.6%	449.7	3.2%	206,395	1,890	21.7	2015
Orlando, FL	2,152	3.5%	519.5	3.7%	241,418	1,932	16.8	2016
Cincinnati, OH	2,105	3.5%	421.7	3.0%	200,353	1,843	22.2	2014
Salt Lake City, UT	1,937	3.2%	597.3	4.2%	308,400	2,243	18.0	2016
Charleston, SC	1,633	2.7%	395.9	2.8%	242,453	1,962	13.2	2017
Greater Chicago area, IL and IN	1,518	2.5%	294.9	2.1%	194,276	1,868	23.6	2013
San Antonio, TX	1,215	2.0%	246.3	1.8%	202,808	1,913	16.0	2016
Boise, ID	1,077	1.8%	340.5	2.4%	316,132	1,878	10.7	2018
Savannah/Hilton Head, SC	1,064	1.8%	231.4	1.6%	217,464	1,886	16.2	2017
All Other (2)	8,383	13.8%	2,088.5	14.9%	249,135	1,941	17.9	2016
Total/Average	60,700	100.0%	$14,072.7	100.0%	$231,840	1,997	17.8	2016
(1)Excludes 661 single-family properties held for sale as of March 31, 2025.
(2)Represents 17 markets in 16 states.

The following table summarizes certain key leasing metrics as of March 31, 2025:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.7%	$2,292	12.6	6.6	2.5%
Charlotte, NC	96.1%	2,220	12.5	6.5	4.6%
Dallas-Fort Worth, TX	95.5%	2,309	12.4	6.3	3.0%
Nashville, TN	94.9%	2,373	12.2	6.5	3.1%
Jacksonville, FL	94.2%	2,193	12.3	6.7	2.7%
Phoenix, AZ	94.9%	2,147	12.0	6.2	3.1%
Indianapolis, IN	97.0%	1,908	12.7	6.2	5.5%
Tampa, FL	94.3%	2,453	12.3	6.9	3.4%
Las Vegas, NV	91.6%	2,338	12.8	6.8	3.4%
Houston, TX	96.0%	2,076	12.9	6.0	3.3%
Raleigh, NC	95.8%	2,070	12.8	6.4	3.1%
Columbus, OH	95.8%	2,235	12.3	7.0	5.6%
Orlando, FL	93.1%	2,404	12.2	6.7	2.5%
Cincinnati, OH	97.2%	2,185	12.3	6.9	5.7%
Salt Lake City, UT	94.5%	2,479	12.1	6.8	5.0%
Charleston, SC	92.6%	2,334	12.2	6.5	3.9%
Greater Chicago area, IL and IN	97.6%	2,508	12.4	6.4	7.1%
San Antonio, TX	94.6%	1,938	12.6	5.6	(0.1)%
Boise, ID	89.3%	2,282	12.2	6.8	2.8%
Savannah/Hilton Head, SC	94.5%	2,294	12.2	7.1	4.6%
All Other (6)	94.4%	2,286	12.4	6.2	4.2%
Total/Average	94.8%	$2,255	12.4	6.5	3.7%
(1)Excludes 661 single-family properties held for sale as of March 31, 2025.
(2)For the three months ended March 31, 2025, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended March 31, 2025, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended March 31, 2025, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Factors That Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include the pace at which we identify and acquire suitable land and properties, the time and cost required to renovate the acquired properties, the pace and cost of our property developments, the time to lease newly acquired or developed properties at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, property taxes including changes in rates and valuation assessments of our properties, our ability to raise capital and our capital structure. Additionally, labor shortages, supply chain disruptions and inflationary pressures, including as a result of tariffs, have impacted and may in the future impact certain aspects of our business, including our AMH Development Program, our renovation program associated with acquired properties and our maintenance program.

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

During the three months ended March 31, 2025, we developed or acquired 437 homes, including 424 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 13 homes acquired through our traditional acquisition channel, partially offset by 268 homes identified for sale. During the three months ended March 31, 2025, we also developed an additional 121 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 545 total home deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of March 31, 2025 and December 31, 2024, there were 661 and 805 properties, respectively, as well as certain land lots, classified as held for sale. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 4.5% for the three months ended March 31, 2025, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 7.0% and 6.4% during the three months ended March 31, 2025 and 2024, respectively.

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

Results of Operations

Net income totaled $128.7 million for the three months ended March 31, 2025, compared to $128.1 million for the three months ended March 31, 2024. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses, largely offset by lower net gains on property sales.

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

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$459,276	$423,555
Tenant charge-backs	(63,861)	(57,337)
Core revenues	395,415	366,218
Less: Non-Same-Home core revenues	(37,640)	(23,354)
Same-Home core revenues	$357,775	$342,864

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$167,530	$155,927
Property management expenses	34,181	31,402
Noncash share-based compensation - property management	(1,246)	(1,444)
Expenses reimbursed by tenant charge-backs	(63,861)	(57,337)
Core property operating expenses	136,604	128,548
Less: Non-Same-Home core property operating expenses	(14,953)	(11,798)
Same-Home core property operating expenses	$121,651	$116,750

Core NOI and Same-Home Core NOI
Net income	$128,713	$128,095
Loss on early extinguishment of debt	216	954
Gain on sale and impairment of single-family properties and other, net	(62,016)	(68,901)
Depreciation and amortization	124,928	115,726
Acquisition and other transaction costs	3,061	3,324
Noncash share-based compensation - property management	1,246	1,444
Interest expense	45,426	38,577
General and administrative expense	19,671	21,885
Other income and expense, net	(2,434)	(3,434)
Core NOI	258,811	237,670
Less: Non-Same-Home Core NOI	(22,687)	(11,556)
Same-Home Core NOI	$236,124	$226,114

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended March 31, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$352,914		$37,417		$390,331
Fees from single-family properties	8,369		1,010		9,379
Bad debt	(3,508)		(787)		(4,295)
Core revenues	357,775		37,640		395,415

Property tax expense	60,270	16.8%	6,670	17.7%	66,940	16.9%
HOA fees, net (2)	6,220	1.7%	594	1.6%	6,814	1.7%
R&M and turnover costs, net (2)	24,200	6.8%	3,081	8.2%	27,281	6.9%
Insurance	4,318	1.2%	613	1.6%	4,931	1.2%
Property management expenses, net (3)	26,643	7.5%	3,995	10.6%	30,638	7.8%
Core property operating expenses	121,651	34.0%	14,953	39.7%	136,604	34.5%

Core NOI	$236,124	66.0%	$22,687	60.3%	$258,811	65.5%

	For the Three Months Ended March 31, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$338,475		$23,574		$362,049
Fees from single-family properties	7,356		645		8,001
Bad debt	(2,967)		(865)		(3,832)
Core revenues	342,864		23,354		366,218

Property tax expense	59,420	17.3%	5,168	22.1%	64,588	17.6%
HOA fees, net (2)	5,879	1.7%	435	1.9%	6,314	1.7%
R&M and turnover costs, net (2)	22,120	6.5%	2,726	11.7%	24,846	6.8%
Insurance	4,368	1.3%	409	1.8%	4,777	1.3%
Property management expenses, net (3)	24,963	7.3%	3,060	13.0%	28,023	7.7%
Core property operating expenses	116,750	34.1%	11,798	50.5%	128,548	35.1%

Core NOI	$226,114	65.9%	$11,556	49.5%	$237,670	64.9%
(1)Includes 54,472 properties that have been stabilized longer than 90 days prior to January 1, 2024.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 8.4% to $459.3 million for the three months ended March 31, 2025 from $423.6 million for the three months ended March 31, 2024. Revenue growth was driven by an increase in our average occupied portfolio which grew to 57,866 homes for the three months ended March 31, 2025, compared to 56,065 homes for the three months ended March 31, 2024, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 7.4% to $167.5 million for the three months ended March 31, 2025 from $155.9 million for the three months ended March 31, 2024. The increase was primarily driven by growth in our portfolio which resulted in increases in R&M and turnover costs as well as annual increases in property tax expense.

Property Management Expenses

Property management expenses for the three months ended March 31, 2025 and 2024 were $34.2 million and $31.4 million, respectively, which included $1.2 million and $1.4 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 4.3% to $357.8 million for the three months ended March 31, 2025 from $342.9 million for the three months ended March 31, 2024. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 4.5% to $2,252 per month for the three months ended March 31, 2025 compared to $2,155 per month for the three months ended March 31, 2024, partially offset by a decrease in Average Occupied Days Percentage, which was 95.9% for the three months ended March 31, 2025 compared to 96.1% for the three months ended March 31, 2024.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 4.2% to $121.7 million for the three months ended March 31, 2025 from $116.8 million for the three months ended March 31, 2024 primarily driven by higher R&M and turnover costs, net and property management expenses, net. The increase was partially due to timing associated with incremental turnover costs related to the Company’s lease expiration management initiative, which is designed to shift lease expiration volume to the first half of the year to better align with the peak leasing season.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended March 31, 2025 and 2024 was $19.7 million and $21.9 million, respectively, which included $4.9 million and $6.8 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The decrease in general and administrative expense was primarily due to a decrease in noncash share-based compensation expense.

Interest Expense

Interest expense increased 17.8% to $45.4 million for the three months ended March 31, 2025 from $38.6 million for the three months ended March 31, 2024. The increase was primarily due to additional interest from the issuances of unsecured senior notes in January 2024, June 2024 and December 2024, partially offset by lower interest expense resulting from the payoffs of the AMH 2014-SFR2 securitization in February 2024 and AMH 2014-SFR3 securitization in August 2024.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended March 31, 2025 and 2024 were $3.1 million and $3.3 million, respectively, which included $1.5 million and $1.6 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 8.0% to $124.9 million for the three months ended March 31, 2025 from $115.7 million for the three months ended March 31, 2024 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended March 31, 2025 and 2024 was $62.0 million and $68.9 million, respectively, which included $4.5 million and $0.9 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The decrease was primarily related to higher impairment charges and lower net gains on property sales resulting from fewer properties sold.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for three months ended March 31, 2025 and 2024 was $0.2 million and $1.0 million, respectively. The decrease was primarily due to lower charges incurred related to the payoff of the AMH 2015-SFR1 securitization in March 2025 compared to the payoff of the AMH 2014-SFR2 securitization in February 2024.

Other Income and Expense, net

Other income and expense, net for the three months ended March 31, 2025 and 2024 was $2.4 million and $3.4 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report. There have been no material changes to these estimates during the three months ended March 31, 2025.

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

Sources of Capital

We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), property dispositions and joint venture transactions. We expect to meet our operating liquidity requirements and our dividend distributions generally through cash on hand and cash provided by operations. For our acquisition and development expenditures, we expect to supplement these sources through the issuance of equity securities, including under our At-the-Market Program described below, borrowings under our $1.25 billion credit facility, issuances of unsecured senior notes, and proceeds from sales of single-family properties. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives including drawing on our revolving credit facility.

Our liquidity and capital resources as of March 31, 2025 included $69.7 million of cash and cash equivalents. Additionally, as of March 31, 2025, we had $410.0 million of outstanding borrowings and $1.5 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $838.5 million of remaining borrowing capacity. Under our At-the-Market Program discussed below, we also had $753.7 million remaining available for future share issuances as of March 31, 2025. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

Uses of Capital

Our expected material cash requirements over the next twelve months consist of (i) contractually obligated expenditures, including payments of principal and interest, (ii) other essential expenditures, including property operating expenses, HOA fees (as applicable), real estate taxes, maintenance capital expenditures, general and administrative expenses and dividends on our equity securities including those paid in accordance with REIT distribution requirements, and (iii) opportunistic expenditures, including to pay for the acquisition, development and renovation of our properties and repurchases of our securities. Additionally, we expect to repay all amounts due under the AMH 2015-SFR2 securitization in 2025.

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. During the three months ended March 31, 2025, we repaid all amounts due under the AMH 2015-SFR1 securitization. Except as described in Note 8. Debt, Note 9. Accounts Payable and Accrued Expenses, Note 15. Commitments and Contingencies and Note 17. Subsequent Events to our condensed consolidated financial statements in this report, there have been no other material changes outside the ordinary course of business to our other known contractual obligations described in “Liquidity and Capital Resources” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$223,403	$201,780	$21,623
Net cash used for investing activities	(107,689)	(68,146)	(39,543)
Net cash used for financing activities	(247,072)	(72,204)	(174,868)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(131,358)	$61,430	$(192,788)

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities increased $21.6 million, or 10.7%, from $201.8 million for the three months ended March 31, 2024 to $223.4 million for the three months ended March 31, 2025, primarily due to increased cash inflows generated from a larger number of occupied properties and higher rental rates as well as changes in working capital primarily related to the timing of payments for prepaid expenses and other assets and accounts payable and accrued expenses, partially offset by higher cash outflows for property related expenses.

Investing Activities

Our investing activities are most significantly impacted by the level of investment activity through traditional acquisition channels, including the availability of bulk portfolio acquisition opportunities, the acquisition of newly built properties through our National Builder Program and the development of “built-for-rental” homes through our AMH Development Program. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We have strategically scaled back acquisitions of single-family properties through broker sales via the MLS and our National Builder Program as the housing market adjusts to the current macroeconomic environment. We will continue to evaluate all of our growth channels and grow accordingly, if and when, acquisition opportunities are attractive relative to the condition of capital markets. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio.

Net cash used for investing activities increased $39.5 million, or 58.0%, from $68.1 million for the three months ended March 31, 2024 to $107.7 million for the three months ended March 31, 2025. The increase was primarily attributable to (i) $25.7 million of nonrecurring cash proceeds received during the three months ended March 31, 2024 for our AMH 2014-SFR2 Class F asset-backed securitization certificates, (ii) a $14.0 million decrease in net proceeds received from sales of single-family properties and other due to fewer properties sold, (iii) a $3.8 million increase in cash outflows for recurring and other capital expenditures and renovations to single-family properties due to an increase in spend on property-enhancing capital expenditures and repairs for damages incurred from Hurricanes Milton and Helene, (iv) a $2.0 million increase in cash outflows for other investing activities and (v) a $1.4 million increase in net cash outflows to unconsolidated entities due to the timing of contributions and distributions. These changes were partially offset by a $7.3 million decrease in cash outflows for the addition of single-family properties to our portfolio, primarily for our AMH Development Program, as a result of the timing of development-related payments.

Financing Activities

Net cash used for financing activities increased $174.9 million, or 242.2%, from $72.2 million for the three months ended March 31, 2024 to $247.1 million for the three months ended March 31, 2025. The increase was primarily attributable to (i) $594.1 million of nonrecurring proceeds from unsecured senior notes, net of discounts and deferred financing costs paid, from an issuance during the three months ended March 31, 2024, (ii) $33.2 million in nonrecurring proceeds from the issuance of Class A common shares, net of offering costs, during the three months ended March 31, 2024, (iii) a $30.4 million increase in payments on asset-backed securitizations resulting from the payoff of the AMH 2015-SFR1 securitization during the three months ended March 31, 2025 compared to the payoff of the AMH 2014-SFR2 securitization during the three months ended March 31, 2024 and (iv) an $18.5 million increase in distributions paid to common share and unit holders resulting from a 15% increase in distributions paid per common share and unit during the three months ended March 31, 2025. These changes were partially offset by (i) $410.0 million in proceeds from our revolving credit facility during the three months ended March 31, 2025 compared to $90.0 million of payments on our revolving credit facility during the three months ended March 31, 2024 and (ii) a $5.3 million decrease in payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program.

Early Extinguishment of Debt

During the first quarter of 2025, the Operating Partnership paid off the $493.2 million outstanding principal on the AMH 2015-SFR1 securitization, which resulted in $0.2 million of charges related to legal fees that are included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2015-SFR1 securitization also resulted in the release of the 4,661 homes pledged as collateral and $10.7 million of cash restricted for lender requirements.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2024, the Company directly issued 932,746 Class A common shares under its At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”) to offer 2,987,024 Class A common shares on a forward basis under its At-the-Market Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. During the three months ended March 31, 2025, no shares were issued under the At-the-Market Program. As of March 31, 2025, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2025 and 2024, we did not repurchase and retire any of our Class A common shares or preferred shares. As of March 31, 2025, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

During the three months ended March 31, 2025 and 2024, the Company distributed an aggregate $131.2 million and $112.7 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

Additional Non-GAAP Measures

Funds from Operations (“FFO”) / Core FFO / Adjusted FFO attributable to common share and unit holders

FFO attributable to common share and unit holders is a non-GAAP financial measure that we calculate in accordance with the definition approved by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income or loss calculated in accordance with GAAP, excluding gains and losses from sales or impairment of real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustments for unconsolidated real estate joint ventures to reflect FFO on the same basis.

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations and adjustments for investments in proptech venture capital funds related to the pro rata equity pickup of realized and unrealized gains and losses from their portfolio investments, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to our single-family property portfolio, (4) gain or loss on early extinguishment of debt and (5) the allocation of income to our perpetual preferred shares in connection with their redemption.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net income attributable to common shareholders	$109,972	$109,289
Adjustments:
Noncontrolling interests in the Operating Partnership	15,255	15,320
Gain on sale and impairment of single-family properties and other, net	(62,016)	(68,901)
Adjustments for unconsolidated real estate joint ventures	1,484	1,597
Depreciation and amortization	124,928	115,726
Less: depreciation and amortization of non-real estate assets	(5,365)	(4,655)
FFO attributable to common share and unit holders (1)	$184,258	$168,376
Adjustments:
Acquisition, other transaction costs and other	4,090	3,324
Noncash share-based compensation - general and administrative	4,867	6,839
Noncash share-based compensation - property management	1,246	1,444
Loss on early extinguishment of debt	216	954
Core FFO attributable to common share and unit holders (1)	$194,677	$180,937
Recurring Capital Expenditures	(16,829)	(14,124)
Leasing costs	(1,239)	(795)
Adjusted FFO attributable to common share and unit holders (1)	$176,609	$166,018
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

EBITDA / EBITDAre / Adjusted EBITDAre / Fully Adjusted EBITDAre

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT by adjusting EBITDA for gains and losses from sales or impairments of single-family properties and adjusting for unconsolidated real estate joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations and adjustments for investments in proptech venture capital funds related to the pro rata equity pickup of realized and unrealized gains and losses from their portfolio investments, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to our single-family property portfolio and (4) gain or loss on early extinguishment of debt. Fully Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) Recurring Capital Expenditures and (2) leasing costs. As a portion of our homes are recently developed, acquired and/or renovated, we estimate Recurring Capital Expenditures for our entire portfolio by multiplying (a) current period actual Recurring Capital Expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net income	$128,713	$128,095
Interest expense	45,426	38,577
Depreciation and amortization	124,928	115,726
EBITDA	$299,067	$282,398

Gain on sale and impairment of single-family properties and other, net	(62,016)	(68,901)
Adjustments for unconsolidated real estate joint ventures	1,484	1,597
EBITDAre	$238,535	$215,094

Noncash share-based compensation - general and administrative	4,867	6,839
Noncash share-based compensation - property management	1,246	1,444
Acquisition, other transaction costs and other	4,090	3,324
Loss on early extinguishment of debt	216	954
Adjusted EBITDAre	$248,954	$227,655

Recurring Capital Expenditures	(16,829)	(14,124)
Leasing costs	(1,239)	(795)
Fully Adjusted EBITDAre	$230,886	$212,736

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the three months ended March 31, 2025, the Company borrowed $410.0 million on its revolving credit facility, resulting in $410.0 million of outstanding variable rate debt as of March 31, 2025. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

As of March 31, 2025, assuming no change in the outstanding balance of our existing variable rate debt, which bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 0.10% spread adjustment and a margin of 0.85%, a hypothetical 100 basis point increase or decrease in the SOFR would increase or decrease our projected annual interest expense by approximately $4.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Treasury lock agreements are used from time to time to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. We do not hold or issue these derivative contracts for trading or speculative purposes.

As further described in Note 13. Fair Value to our condensed consolidated financial statements in this report, during the three months ended March 31, 2025, in anticipation of a potential debt issuance and in order to hedge interest rate risk, the Company entered into two treasury lock agreements with an aggregate notional amount of $200.0 million based on the 10-year treasury note rates at the time. The treasury locks were designated as cash flow hedging instruments and had an aggregate fair value liability of $1.5 million recognized as an unrealized loss in the condensed consolidated financial statements as of March 31, 2025. If the 10-year treasury note rate were to decrease, there would be a corresponding increase in unrealized loss on our treasury locks. The treasury locks will be settled upon the issuance of debt and any gain or loss recorded in accumulated other comprehensive income upon settlement will be reclassified into earnings as either a reduction of or increase to interest expense over the term of the debt.

There have been no other material changes to our market risk from those disclosed in section Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Annual Report.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in the 2024 Annual Report in Part I, “Item 1A. Risk Factors” and in our other filings with the SEC. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.19	Form of Global Note representing the 2035 Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 9, 2024.)

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

AMERICAN HOMES 4 RENT

/s/ Brian Reitz

Brian Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: May 2, 2025

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian Reitz

Brian Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: May 2, 2025