Form 10-Q
period 2025-06-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2025-08-01
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
There were 370,275,288 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on July 30, 2025.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2025 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of June 30, 2025 owned approximately 87.9% of the common partnership interest in, the Operating Partnership. The remaining 12.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Single-family properties:
Land	$2,387,155	$2,370,006
Buildings and improvements	11,778,460	11,559,461
Single-family properties in operation	14,165,615	13,929,467
Less: accumulated depreciation	(3,217,919)	(3,048,868)
Single-family properties in operation, net	10,947,696	10,880,599
Single-family properties under development and development land	1,309,824	1,272,284
Single-family properties and land held for sale, net	242,402	212,808
Total real estate assets, net	12,499,922	12,365,691
Cash and cash equivalents	323,258	199,413
Restricted cash	143,342	150,803
Rent and other receivables	50,444	48,452
Escrow deposits, prepaid expenses and other assets	307,238	337,379
Investments in unconsolidated joint ventures	147,835	159,134
Goodwill	120,279	120,279
Total assets	$13,592,318	$13,381,151

Liabilities
Revolving credit facility	$—	$—
Asset-backed securitizations, net	427,275	924,344
Unsecured senior notes, net	4,731,334	4,086,418
Accounts payable and accrued expenses	588,166	521,759
Total liabilities	5,746,775	5,532,521

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 370,262,580 and 368,987,993 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	3,702	3,690
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2025 and December 31, 2024)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at June 30, 2025 and December 31, 2024)	92	92
Additional paid-in capital	7,542,892	7,529,008
Accumulated deficit	(388,735)	(380,632)
Accumulated other comprehensive income	7,249	7,852
Total shareholders’ equity	7,165,206	7,160,016
Noncontrolling interest	680,337	688,614
Total equity	7,845,543	7,848,630

Total liabilities and equity	$13,592,318	$13,381,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Rents and other single-family property revenues	$457,503	$423,494	$916,779	$847,049

Expenses:
Property operating expenses	160,089	149,470	327,619	305,397
Property management expenses	34,412	32,382	68,593	63,784
General and administrative expense	20,008	21,693	39,679	43,578
Interest expense	46,303	38,678	91,729	77,255
Acquisition and other transaction costs	2,655	2,937	5,716	6,261
Depreciation and amortization	126,939	117,603	251,867	233,329
Total expenses	390,406	362,763	785,203	729,604

Gain on sale and impairment of single-family properties and other, net	51,908	43,892	113,924	112,793
Loss on early extinguishment of debt	—	(63)	(216)	(1,017)
Other income and expense, net	4,619	3,974	7,053	7,408

Net income	123,624	108,534	252,337	236,629

Noncontrolling interest	14,585	12,906	29,840	28,226
Dividends on preferred shares	3,486	3,486	6,972	6,972

Net income attributable to common shareholders	$105,553	$92,142	$215,525	$201,431

Weighted-average common shares outstanding:
Basic	370,692,250	366,778,333	370,538,451	366,645,796
Diluted	371,059,970	367,312,955	370,916,988	367,142,626

Net income attributable to common shareholders per share:
Basic	$0.28	$0.25	$0.58	$0.55
Diluted	$0.28	$0.25	$0.58	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$123,624	$108,534	$252,337	$236,629
Other comprehensive gain (loss):
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	1,580	—	31	—
Reclassification adjustment for amortization of interest expense included in net income	(382)	(141)	(733)	(282)
Other comprehensive gain (loss)	1,198	(141)	(702)	(282)
Comprehensive income	124,822	108,393	251,635	236,347
Comprehensive income attributable to noncontrolling interests	14,729	12,889	29,750	28,190
Dividends on preferred shares	3,486	3,486	6,972	6,972
Comprehensive income attributable to common shareholders	$106,607	$92,018	$214,913	$201,185

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2024	368,987,993	$3,690	635,075	$6	9,200,000	$92	$7,529,008	$(380,632)	$7,852	$7,160,016	$688,614	$7,848,630
Share-based compensation	—	—	—	—	—	—	7,661	—	—	7,661	—	7,661
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	537,128	5	—	—	—	—	(10,375)	—	—	(10,370)	—	(10,370)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(15,413)	(15,413)
Common shares ($0.30 per share)	—	—	—	—	—	—	—	(111,724)	—	(111,724)	—	(111,724)
Net income	—	—	—	—	—	—	—	113,458	—	113,458	15,255	128,713
Total other comprehensive loss	—	—	—	—	—	—	—	—	(1,666)	(1,666)	(234)	(1,900)
Balances at March 31, 2025	369,525,121	$3,695	635,075	$6	9,200,000	$92	$7,526,294	$(382,384)	$6,186	$7,153,889	$688,222	$7,842,111
Share-based compensation	—	—	—	—	—	—	6,473	—	—	6,473	—	6,473
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	187,459	2	—	—	—	—	2,773	—	—	2,775	—	2,775
Redemptions of Class A units	550,000	5	—	—	—	—	7,352	—	9	7,366	(7,366)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(15,248)	(15,248)
Common shares ($0.30 per share)	—	—	—	—	—	—	—	(111,904)	—	(111,904)	—	(111,904)
Net income	—	—	—	—	—	—	—	109,039	—	109,039	14,585	123,624
Total other comprehensive income		—	—	—	—	—	—	—	1,054	1,054	144	1,198
Balances at June 30, 2025	370,262,580	$3,702	635,075	$6	9,200,000	$92	$7,542,892	$(388,735)	$7,249	$7,165,206	$680,337	$7,845,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$252,337	$236,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,867	233,329
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	4,948	5,960
Noncash share-based compensation	14,134	20,409
Loss on early extinguishment of debt	216	1,017
Equity in net (income) loss of unconsolidated entities	(40)	934
Return on investment from unconsolidated joint ventures	1,659	1,004
Gain on sale and impairment of single-family properties and other, net	(113,924)	(112,793)
Other changes in operating assets and liabilities:
Rent and other receivables	(1,992)	(633)
Prepaid expenses and other assets	6,163	8,700
Deferred leasing costs	(2,337)	(1,837)
Accounts payable and accrued expenses	80,817	83,135
Amounts due from related parties	1,413	(74)
Net cash provided by operating activities	495,261	475,780

Investing activities
Cash paid for single-family properties	(5,558)	(6,966)
Change in escrow deposits for purchase of single-family properties	(2,891)	5,616
Net proceeds received from sales of single-family properties and other	280,293	279,820
Proceeds from notes receivable related to the sale of properties	134	298
Investment in unconsolidated joint ventures	(8,177)	(9,712)
Distributions from unconsolidated entities	18,546	115,013
Renovations to single-family properties	(21,573)	(21,530)
Recurring and other capital expenditures for single-family properties	(61,689)	(50,017)
Cash paid for development activity	(412,451)	(432,895)
Proceeds from asset-backed securitization certificates	—	25,666
Other investing activities	(15,039)	(13,605)
Net cash used for investing activities	(228,405)	(108,312)

Financing activities
Proceeds from issuance of Class A common shares	—	33,249
Payments of Class A common share issuance costs	—	(34)
Proceeds from issuances under share-based compensation plans	4,048	3,451
Payments related to tax withholding for share-based compensation	(11,643)	(8,809)
Payments on asset-backed securitizations	(498,079)	(472,039)
Proceeds from revolving credit facility	410,000	—
Payments on revolving credit facility	(410,000)	(90,000)
Proceeds from unsecured senior notes, net of discount	646,385	1,096,633
Settlement of cash flow hedging instruments	31	—
Payments related to liabilities to repurchase consolidated land not owned	(24,614)	(36,382)
Distributions to noncontrolling interests	(30,614)	(26,636)
Distributions to common shareholders	(223,976)	(191,518)
Distributions to preferred shareholders	(6,972)	(6,972)
Deferred financing costs paid	(5,038)	(8,626)
Net cash (used for) provided by financing activities	(150,472)	292,317

Net increase in cash, cash equivalents and restricted cash	116,384	659,785
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	350,216	221,861
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$466,600	$881,646

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(79,615)	$(58,883)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$55,015	$59,538
Transfers of completed homebuilding deliveries to properties	382,117	439,006
Property and land contributions to unconsolidated joint ventures	—	(156,934)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	1,617	426
Accrued distributions to affiliates	1,569	1,551
Accrued distributions to non-affiliates	175	161

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit and per unit data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Single-family properties:
Land	$2,387,155	$2,370,006
Buildings and improvements	11,778,460	11,559,461
Single-family properties in operation	14,165,615	13,929,467
Less: accumulated depreciation	(3,217,919)	(3,048,868)
Single-family properties in operation, net	10,947,696	10,880,599
Single-family properties under development and development land	1,309,824	1,272,284
Single-family properties and land held for sale, net	242,402	212,808
Total real estate assets, net	12,499,922	12,365,691
Cash and cash equivalents	323,258	199,413
Restricted cash	143,342	150,803
Rent and other receivables	50,444	48,452
Escrow deposits, prepaid expenses and other assets	307,238	337,379
Investments in unconsolidated joint ventures	147,835	159,134
Goodwill	120,279	120,279
Total assets	$13,592,318	$13,381,151

Liabilities
Revolving credit facility	$—	$—
Asset-backed securitizations, net	427,275	924,344
Unsecured senior notes, net	4,731,334	4,086,418
Accounts payable and accrued expenses	588,166	521,759
Total liabilities	5,746,775	5,532,521

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (370,897,655 and 369,623,068 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	6,936,117	6,930,324
Preferred units (9,200,000 units issued and outstanding at June 30, 2025 and December 31, 2024)	221,840	221,840
Limited partner:
Common units (50,826,980 and 51,376,980 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	679,346	687,524
Accumulated other comprehensive income	8,240	8,942
Total capital	7,845,543	7,848,630

Total liabilities and capital	$13,592,318	$13,381,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Rents and other single-family property revenues	$457,503	$423,494	$916,779	$847,049

Expenses:
Property operating expenses	160,089	149,470	327,619	305,397
Property management expenses	34,412	32,382	68,593	63,784
General and administrative expense	20,008	21,693	39,679	43,578
Interest expense	46,303	38,678	91,729	77,255
Acquisition and other transaction costs	2,655	2,937	5,716	6,261
Depreciation and amortization	126,939	117,603	251,867	233,329
Total expenses	390,406	362,763	785,203	729,604

Gain on sale and impairment of single-family properties and other, net	51,908	43,892	113,924	112,793
Loss on early extinguishment of debt	—	(63)	(216)	(1,017)
Other income and expense, net	4,619	3,974	7,053	7,408

Net income	123,624	108,534	252,337	236,629

Preferred distributions	3,486	3,486	6,972	6,972

Net income attributable to common unitholders	$120,138	$105,048	$245,365	$229,657

Weighted-average common units outstanding:
Basic	421,920,878	418,155,313	421,840,845	418,022,776
Diluted	422,288,598	418,689,935	422,219,382	418,519,606

Net income attributable to common unitholders per unit:
Basic	$0.28	$0.25	$0.58	$0.55
Diluted	$0.28	$0.25	$0.58	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$123,624	$108,534	$252,337	$236,629
Other comprehensive gain (loss):
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	1,580	—	31	—
Reclassification adjustment for amortization of interest expense included in net income	(382)	(141)	(733)	(282)
Other comprehensive gain (loss)	1,198	(141)	(702)	(282)
Comprehensive income	124,822	108,393	251,635	236,347
Preferred distributions	3,486	3,486	6,972	6,972
Comprehensive income attributable to common unitholders	$121,336	$104,907	$244,663	$229,375

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2024	369,623,068	$6,930,324	$221,840	51,376,980	$687,524	$8,942	$7,848,630
Share-based compensation	—	7,661	—	—	—	—	7,661
Common units issued under share-based compensation plans, net of units withheld for employee taxes	537,128	(10,370)	—	—	—	—	(10,370)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.30 per unit)	—	(111,724)	—	—	(15,413)	—	(127,137)
Net income	—	109,972	3,486	—	15,255	—	128,713
Total other comprehensive loss	—	—	—	—	—	(1,900)	(1,900)
Balances at March 31, 2025	370,160,196	$6,925,863	$221,840	51,376,980	$687,366	$7,042	$7,842,111
Share-based compensation	—	6,473	—	—	—	—	6,473
Common units issued under share-based compensation plans, net of units withheld for employee taxes	187,459	2,775	—	—	—	—	2,775
Redemptions of Class A units	550,000	7,357	—	(550,000)	(7,357)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.30 per unit)	—	(111,904)	—	—	(15,248)	—	(127,152)
Net income	—	105,553	3,486	—	14,585	—	123,624
Total other comprehensive income	—	—	—	—	—	1,198	1,198
Balances at June 30, 2025	370,897,655	$6,936,117	$221,840	50,826,980	$679,346	$8,240	$7,845,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$252,337	$236,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,867	233,329
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	4,948	5,960
Noncash share-based compensation	14,134	20,409
Loss on early extinguishment of debt	216	1,017
Equity in net (income) loss of unconsolidated entities	(40)	934
Return on investment from unconsolidated joint ventures	1,659	1,004
Gain on sale and impairment of single-family properties and other, net	(113,924)	(112,793)
Other changes in operating assets and liabilities:
Rent and other receivables	(1,992)	(633)
Prepaid expenses and other assets	6,163	8,700
Deferred leasing costs	(2,337)	(1,837)
Accounts payable and accrued expenses	80,817	83,135
Amounts due from related parties	1,413	(74)
Net cash provided by operating activities	495,261	475,780

Investing activities
Cash paid for single-family properties	(5,558)	(6,966)
Change in escrow deposits for purchase of single-family properties	(2,891)	5,616
Net proceeds received from sales of single-family properties and other	280,293	279,820
Proceeds from notes receivable related to the sale of properties	134	298
Investment in unconsolidated joint ventures	(8,177)	(9,712)
Distributions from unconsolidated entities	18,546	115,013
Renovations to single-family properties	(21,573)	(21,530)
Recurring and other capital expenditures for single-family properties	(61,689)	(50,017)
Cash paid for development activity	(412,451)	(432,895)
Proceeds from repayment of loan from affiliate	—	25,666
Other investing activities	(15,039)	(13,605)
Net cash used for investing activities	(228,405)	(108,312)

Financing activities
Proceeds from issuance of Class A common units	—	33,249
Payments of Class A common unit issuance costs	—	(34)
Proceeds from issuances under share-based compensation plans	4,048	3,451
Payments related to tax withholding for share-based compensation	(11,643)	(8,809)
Payments on asset-backed securitizations	(498,079)	(472,039)
Proceeds from revolving credit facility	410,000	—
Payments on revolving credit facility	(410,000)	(90,000)
Proceeds from unsecured senior notes, net of discount	646,385	1,096,633
Settlement of cash flow hedging instruments	31	—
Payments related to liabilities to repurchase consolidated land not owned	(24,614)	(36,382)
Distributions to common unitholders	(254,590)	(218,154)
Distributions to preferred unitholders	(6,972)	(6,972)
Deferred financing costs paid	(5,038)	(8,626)
Net cash (used for) provided by financing activities	(150,472)	292,317

Net increase in cash, cash equivalents and restricted cash	116,384	659,785
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	350,216	221,861
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$466,600	$881,646

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(79,615)	$(58,883)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$55,015	$59,538
Transfers of completed homebuilding deliveries to properties	382,117	439,006
Property and land contributions to unconsolidated joint ventures	—	(156,934)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	1,617	426
Accrued distributions to affiliates	1,569	1,551
Accrued distributions to non-affiliates	175	161

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of June 30, 2025, the Company held 61,500 single-family properties in 24 states, including 904 properties classified as held for sale.

AMH is the general partner of, and as of June 30, 2025 owned approximately 87.9% of the common partnership interest in, the Operating Partnership. The remaining 12.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

In Note 5. Rent and Other Receivables, the Company reclassified certain immaterial tenant charge-backs from variable lease payments to fixed lease payments for the three and six months ended June 30, 2024 to conform with the current year presentation.

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

The Company also holds investments in proptech venture capital funds and deposits with land banking entities that we determined are VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities. The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the carrying value of the investments in these venture capital funds was $12.6 million and $13.2 million, respectively, and the Company’s maximum exposure to loss was $14.3 million and $14.9 million, respectively, which includes all future capital funding requirements. The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the carrying value of these deposits with land banking entities and the Company’s maximum exposure to loss was $1.6 million and $6.9 million, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	June 30,		December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$323,258	$718,380	$199,413	$59,385
Restricted cash	143,342	163,266	150,803	162,476
Total cash, cash equivalents and restricted cash	$466,600	$881,646	$350,216	$221,861

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Occupied single-family properties	$10,485,414	$10,174,136
Single-family properties leased, not yet occupied	87,939	81,154
Single-family properties in turnover process	324,623	397,850
Single-family properties recently renovated or developed	49,018	226,199
Single-family properties newly acquired and under renovation	702	1,260
Single-family properties in operation, net	10,947,696	10,880,599
Development land	624,444	602,147
Single-family properties under development	685,380	670,137
Single-family properties and land held for sale, net	242,402	212,808
Total real estate assets, net	$12,499,922	$12,365,691

Depreciation expense related to single-family properties was $120.3 million and $112.0 million for the three months ended June 30, 2025 and 2024, respectively, and $238.8 million and $222.3 million for the six months ended June 30, 2025 and 2024, respectively.

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. During the three months ended June 30, 2025 and 2024, the Company disposed of single-family properties and land for aggregate net proceeds of $138.2 million and $123.7 million, respectively, which resulted in an aggregate net gain on sale of $57.7 million and $60.0 million, respectively. During the six months ended June 30, 2025 and 2024, the Company disposed of single-family properties and land for aggregate net proceeds of $280.3 million and $279.8 million, respectively, which resulted in an aggregate net gain on sale of $123.7 million and $129.8 million, respectively.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $51.2 million and $46.1 million for the three months ended June 30, 2025 and 2024, respectively, and $113.8 million and $102.1 million for the six months ended June 30, 2025 and 2024, respectively. Variable lease payments for fees from single-family properties were $8.3 million and $8.1 million for the three months ended June 30, 2025 and 2024, respectively, and $16.9 million and $16.1 million for the six months ended June 30, 2025 and 2024, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of June 30, 2025 (amounts in thousands):

June 30, 2025
Remaining 2025	$622,163
2026	333,303
2027	13,655
Total	$969,121

As of June 30, 2025 and December 31, 2024, rent and other receivables included $3.8 million and $3.9 million, respectively, of insurance claims receivables related to Hurricanes Milton and Helene.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Commercial real estate, software, vehicles and FF&E, net	$107,855	$104,188
Escrow deposits, prepaid expenses and other	107,517	115,801
Consolidated land not owned	65,530	89,745
Operating lease right-of-use assets	14,554	14,729
Deferred costs and other intangibles, net	11,402	12,401
Notes receivable, net	380	515
Total	$307,238	$337,379

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $5.5 million and $4.8 million for the three months ended June 30, 2025 and 2024, respectively, and $10.9 million and $9.4 million for the six months ended June 30, 2025 and 2024, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Deferred leasing costs	$4,154	$3,746
Deferred financing costs	11,512	11,512
	15,666	15,258
Less: accumulated amortization	(4,264)	(2,857)
Total	$11,402	$12,401

Amortization expense related to deferred leasing costs was $1.1 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.5 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2025 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2025	$1,414	$1,154	$2,568
2026	689	2,300	2,989
2027	—	2,300	2,300
2028	—	2,309	2,309
2029	—	1,236	1,236
Total	$2,103	$9,299	$11,402

Note 7. Investments in Unconsolidated Joint Ventures

As of June 30, 2025, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures as of June 30, 2025 and December 31, 2024 (amounts in thousands, except percentages and property data):

	% Ownership at June 30, 2025	Completed Homes at June 30, 2025	Investments in Unconsolidated Joint Ventures
Joint Venture Description			June 30, 2025	December 31, 2024
Alaska JV	20%	160	$15,139	$15,598
Institutional Investor JV	20%	1,015	11,323	12,349
J.P. Morgan JV I	20%	2,264	86,180	104,232
J.P. Morgan JV II	20%	177	35,193	26,955
		3,616	$147,835	$159,134

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $3.6 million for both the three months ended June 30, 2025 and 2024 and $7.2 million and $6.6 million for the six months ended June 30, 2025 and 2024, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations.

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

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.90% margin and matures on July 1, 2027. As of June 30, 2025, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

During the first quarter of 2025, J.P. Morgan JV I amended its existing loan agreement to increase borrowing capacity to $500.0 million. During the initial three-year term, the loan bears interest at SOFR plus a 1.50% margin and matures on January 24, 2028. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of June 30, 2025, J.P. Morgan JV I’s loan had a $439.6 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of June 30, 2025 and December 31, 2024 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2025	December 31, 2024
AMH 2015-SFR1 securitization	4.14%	N/A	$—	$494,868
AMH 2015-SFR2 securitization (2)	4.36%	October 9, 2045	427,529	430,523
Total asset-backed securitizations			427,529	925,391
2028 unsecured senior notes (3)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2030 unsecured senior notes	4.95%	June 15, 2030	650,000	—
2031 unsecured senior notes (4)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	600,000
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	500,000
2035 unsecured senior notes (5)	5.08%	March 15, 2035	500,000	500,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (6)	5.40%	July 16, 2029	—	—
Total debt			5,227,529	5,075,391
Unamortized discounts on unsecured senior notes			(37,263)	(35,594)
Deferred financing costs, net (7)			(31,657)	(29,035)
Total debt per balance sheet			$5,158,609	$5,010,762
(1)Interest rates are rounded and as of June 30, 2025. Unless otherwise stated, interest rates are fixed percentages.
(2)The AMH 2015-SFR2 securitization has an anticipated repayment date of October 9, 2025. If the securitization is not repaid by this date, the duration-adjusted weighted-average interest rate will increase by a minimum of 3.00%. The Company has provided notice to the lender of its intent to pay off the AMH 2015-SFR2 securitization during the third quarter of 2025.
(3)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(4)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(5)The stated interest rate on the 2035 unsecured senior notes is 5.25%, which was hedged to yield an interest rate of 5.08%.
(6)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods. The Company had approximately $1.6 million and $2.0 million committed to outstanding letters of credit that reduced our borrowing capacity as of June 30, 2025 and December 31, 2024, respectively. The revolving credit facility bears interest at SOFR plus a 0.10% spread adjustment and a margin of 0.85% as of June 30, 2025.
(7)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.3 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $2.6 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively, and is included in gross interest, prior to interest capitalization.

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

Unsecured Senior Notes

During the second quarter of 2025, the Operating Partnership issued $650.0 million of 4.950% unsecured senior notes with a maturity date of June 15, 2030 (the “2030 Notes”). Interest on the 2030 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2025. The Operating Partnership received aggregate net proceeds of $642.5 million from this offering, after underwriting fees of $3.9 million and a $3.6 million discount, and before offering costs of $1.3 million. The Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including repayment of amounts outstanding on its revolving credit facility, as well as general corporate purposes. The Operating Partnership may redeem the 2030 Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2030 Notes are redeemed on or after May 15, 2030 (one month prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

The 2030 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indenture requires that we maintain certain financial covenants.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of June 30, 2025 (amounts in thousands):

Debt Maturities
Remaining 2025	$2,388
2026	4,776
2027	4,776
2028	504,776
2029	404,776
Thereafter	4,306,037
Total debt	$5,227,529

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gross interest cost	$60,522	$51,809	$119,802	$104,608
Capitalized interest	(14,219)	(13,131)	(28,073)	(27,353)
Interest expense	$46,303	$38,678	$91,729	$77,255

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Accrued property taxes	$145,276	$61,044
Resident security deposits	127,313	123,377
Accrued interest	72,990	65,824
Accrued construction and maintenance liabilities	69,168	80,710
Liability for consolidated land not owned	56,247	74,518
Prepaid rent	34,037	30,153
Operating lease liabilities	16,081	16,309
Accounts payable	363	96
Other accrued liabilities	66,691	69,728
Total	$588,166	$521,759

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The At-the-Market Program may be suspended or terminated by the Company at any time. During the first quarter of 2024, the Company directly issued 932,746 Class A common shares under its At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”), which was accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its At-the-Market Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. During the six months ended June 30, 2025, no shares were issued under the At-the-Market Program. As of June 30, 2025, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2025 and 2024, we did not repurchase and retire any of our Class A common shares or preferred shares. As of June 30, 2025, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares / Units

As of June 30, 2025 and December 31, 2024, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				June 30, 2025		December 31, 2024
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	June 30, 2025	March 31, 2025	June 30, 2024	March 31, 2024
Class A and Class B common shares	$0.30	$0.30	$0.26	$0.26
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,229,990 and 50,779,990, or approximately 12.0% and 12.1%, of the total 421,724,635 and 421,000,048 Class A units in the Operating Partnership as of June 30, 2025 and December 31, 2024, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1%, of the total 421,724,635 and 421,000,048 Class A units in the Operating Partnership as of June 30, 2025 and December 31, 2024, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the six months ended June 30, 2025 and 2024 generally vest over a three-year service period. RSUs granted to non-management trustees during the six months ended June 30, 2025 and 2024 vest over a one-year service period.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the six months ended June 30, 2025 and 2024 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2025 through December 31, 2027 for PSUs granted during the six months ended June 30, 2025 and from January 1, 2024 through December 31, 2026 for PSUs granted during the six months ended June 30, 2024. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Options outstanding at beginning of period	329,500	522,675
Granted	—	—
Exercised	(84,000)	(113,375)
Forfeited	—	—
Options outstanding at end of period	245,500	409,300
Options exercisable at end of period	245,500	409,300

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
RSUs outstanding at beginning of period	1,187,544	1,090,522
Granted	467,166	680,195
Vested	(540,836)	(550,331)
Forfeited	(16,089)	(22,369)
RSUs outstanding at end of period	1,097,785	1,198,017

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
PSUs outstanding at beginning of period (1)	677,298	520,219
Granted (1)	227,616	254,157
Adjustment for performance achievement (2)	170,757	75,109
Vested	(370,854)	(167,428)
Forfeited (1)	(2,520)	(1,227)
PSUs outstanding at end of period (1)	702,297	680,830
(1)Represents target shares at grant date.
(2)Represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance periods ended December 31, 2024 and 2023, which was determined and vested during the six months ended June 30, 2025 and 2024, respectively.

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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expense	$3,987	$7,559	$8,854	$14,398
Property management expenses	1,137	1,340	2,383	2,784
Acquisition and other transaction costs	1,349	1,585	2,897	3,227
Total noncash share-based compensation expense	$6,473	$10,484	$14,134	$20,409

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2025 and 2024 (amounts in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$123,624	$108,534	$252,337	$236,629
Less:
Noncontrolling interest	14,585	12,906	29,840	28,226
Dividends on preferred shares	3,486	3,486	6,972	6,972
Allocation to participating securities (1)	343	314	689	682
Numerator for income per common share–basic and diluted	$105,210	$91,828	$214,836	$200,749

Denominator:
Weighted-average common shares outstanding–basic	370,692,250	366,778,333	370,538,451	366,645,796
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	367,720	534,622	378,537	496,830
Weighted-average common shares outstanding–diluted (3)	371,059,970	367,312,955	370,916,988	367,142,626

Net income per common share:
Basic	$0.28	$0.25	$0.58	$0.55
Diluted	$0.28	$0.25	$0.58	$0.55
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three and six months ended June 30, 2025 and 2024 and the dilutive effect of a forward sale equity contract under the treasury stock method for the six months ended June 30, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and six months ended June 30, 2025 and 2024 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$123,624	$108,534	$252,337	$236,629
Less:
Preferred distributions	3,486	3,486	6,972	6,972
Allocation to participating securities (1)	343	314	689	682
Numerator for income per common unit–basic and diluted	$119,795	$104,734	$244,676	$228,975

Denominator:
Weighted-average common units outstanding–basic	421,920,878	418,155,313	421,840,845	418,022,776
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	367,720	534,622	378,537	496,830
Weighted-average common units outstanding–diluted	422,288,598	418,689,935	422,219,382	418,519,606

Net income per common unit:
Basic	$0.28	$0.25	$0.58	$0.55
Diluted	$0.28	$0.25	$0.58	$0.55
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three and six months ended June 30, 2025 and 2024 and the dilutive effect of a forward sale equity contract under the treasury stock method for the six months ended June 30, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2015-SFR1 securitization, net	$—	$—	$494,635	$496,776
AMH 2015-SFR2 securitization, net	427,275	429,230	429,709	432,316
Total asset-backed securitizations, net	427,275	429,230	924,344	929,092
2028 unsecured senior notes, net	497,929	497,340	497,534	488,265
2029 unsecured senior notes, net	397,947	404,604	397,665	397,064
2030 unsecured senior notes, net	641,361	656,767	—	—
2031 unsecured senior notes, net	443,730	392,036	443,210	376,947
2032 unsecured senior notes, net	586,503	554,850	585,509	537,174
2034 unsecured senior notes I, net	594,935	610,626	594,640	597,504
2034 unsecured senior notes II, net	493,681	507,305	493,336	496,185
2035 unsecured senior notes, net	493,530	497,060	493,150	487,335
2051 unsecured senior notes, net	291,961	199,089	291,807	198,174
2052 unsecured senior notes, net	289,757	234,303	289,567	234,258
Total unsecured senior notes, net	4,731,334	4,553,980	4,086,418	3,812,906
Revolving credit facility	—	—	—	—
Total debt	$5,158,609	$4,983,210	$5,010,762	$4,741,998

During the first quarter of 2025, in anticipation of a potential debt issuance and in order to hedge interest rate risk, the Company entered into two treasury lock agreements with an aggregate notional amount of $200.0 million based on the 10-year treasury note rates at the time. The treasury locks were designated as cash flow hedging instruments. The Company settled the treasury locks during the second quarter of 2025 in connection with the pricing of the 2030 Notes (see Note 8. Debt), which resulted in an immaterial gain. The treasury locks were the only financial instruments recorded at fair value on a recurring basis in the condensed consolidated financial statements and were classified as Level 2 within the fair value hierarchy as their fair values were estimated using observable inputs based on the 10-year treasury note rates.

Note 14. Related Party Transactions

As of June 30, 2025 and December 31, 2024, affiliates owned approximately 12.3% and 12.4%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 49,372,165 and 50,622,165 Class A units as of June 30, 2025 and December 31, 2024, respectively) an approximate 22.7% and 23.0% interest as of June 30, 2025 and December 31, 2024, respectively.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of June 30, 2025, the Company had commitments to acquire six single-family properties through our traditional acquisition channel and National Builder Program for an aggregate purchase price of $1.5 million, as well as $114.2 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of June 30, 2025, the Company had sales in escrow for 141 of our single-family properties and 464 of our land lots for an aggregate selling price of $97.5 million.

As of June 30, 2025, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $237.2 million.

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

In addition to the revenues and significant segment expenses included within the condensed consolidated statements of operations, the following table presents significant segment expenses regularly provided to the CODM within property operating expenses for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Property operating expenses
Property tax expense	$66,119	$64,026	$133,059	$128,614
HOA fees	7,349	6,738	14,163	13,052
Repairs and maintenance and turnover costs	82,007	73,758	170,852	154,006
Insurance	4,614	4,948	9,545	9,725
Total property operating expenses	$160,089	$149,470	$327,619	$305,397

The table below summarizes the significant expense categories included in Core NOI and regularly provided to the CODM for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Core revenues	$405,046	$376,123	$800,461	$742,341

Core property operating expenses
Property tax expense	66,119	64,026	133,059	128,614
HOA fees, net of tenant charge-backs	7,349	6,738	14,163	13,052
Repairs and maintenance and turnover costs, net of tenant charge-backs	31,808	28,263	59,089	53,109
Insurance	4,614	4,948	9,545	9,725
Property management expenses, net of tenant charge-backs and excluding share-based compensation	31,017	29,166	61,655	57,189
Total core property operating expenses	140,907	133,141	277,511	261,689

Core NOI	$264,139	$242,982	$522,950	$480,652

Reconciliation of core revenues to rents and other single-family property revenues
Core revenues	$405,046	$376,123	$800,461	$742,341
Tenant charge-backs	52,457	47,371	116,318	104,708
Rents and other single-family property revenues	$457,503	$423,494	$916,779	$847,049

Reconciliation of Core NOI to net income
Core NOI	$264,139	$242,982	$522,950	$480,652
Noncash share-based compensation - property management	(1,137)	(1,340)	(2,383)	(2,784)
General and administrative expense	(20,008)	(21,693)	(39,679)	(43,578)
Interest expense	(46,303)	(38,678)	(91,729)	(77,255)
Acquisition and other transaction costs	(2,655)	(2,937)	(5,716)	(6,261)
Depreciation and amortization	(126,939)	(117,603)	(251,867)	(233,329)
Loss on early extinguishment of debt	—	(63)	(216)	(1,017)
Gain on sale and impairment of single-family properties and other, net	51,908	43,892	113,924	112,793
Other income and expense, net	4,619	3,974	7,053	7,408
Net income	$123,624	$108,534	$252,337	$236,629

Note 17. Subsequent Events

Subsequent Acquisitions

From July 1, 2025 through July 25, 2025, the Company added 191 single-family properties to its portfolio for a total cost of approximately $74.6 million, which included 185 newly constructed properties delivered through our AMH Development Program and six properties acquired through our National Builder Program and traditional acquisition channel.

Subsequent Dispositions

From July 1, 2025 through July 25, 2025, the Company disposed of 109 single-family properties and 191 land lots for aggregate net proceeds of approximately $55.2 million.

Subsequent Joint Venture Activity

From July 1, 2025 through July 25, 2025, the Company contributed $46.1 million of land and in-process development projects to unconsolidated joint ventures.

AMH 2015-SFR2 Securitization Payoff Intent

In July 2025, the Company provided notice to the third-party lender of its intent to repay all amounts due under the AMH 2015-SFR2 securitization during the third quarter of 2025. As of June 30, 2025, the AMH 2015-SFR2 securitization had an outstanding principal balance of $427.5 million.

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

As of June 30, 2025, we owned 61,500 single-family properties in select submarkets of metropolitan statistical areas in 24 states, including 904 properties held for sale, compared to 61,336 single-family properties in 24 states, including 805 properties held for sale, as of December 31, 2024 and 59,493 single-family properties in 21 states, including 633 properties held for sale, as of June 30, 2024. As of June 30, 2025, 58,317 of our total properties (excluding properties held for sale) were occupied, compared to 57,486 of our total properties (excluding properties held for sale) as of December 31, 2024 and 56,669 of our total properties (excluding properties held for sale) as of June 30, 2024. Also, as of June 30, 2025, the Company had an additional 3,616 properties held in unconsolidated joint ventures, compared to 3,376 properties held in unconsolidated joint ventures as of December 31, 2024 and 3,167 properties held in unconsolidated joint ventures as of June 30, 2024. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of June 30, 2025:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	6,028	9.9%	$1,436.6	10.1%	$238,325	2,196	17.4	2017
Charlotte, NC	4,244	7.0%	983.1	6.9%	231,632	2,119	18.7	2016
Dallas-Fort Worth, TX	3,787	6.2%	677.6	4.8%	178,940	2,084	20.9	2014
Nashville, TN	3,383	5.6%	889.3	6.3%	262,866	2,122	16.7	2016
Jacksonville, FL	3,365	5.6%	785.4	5.5%	233,417	1,926	14.4	2017
Phoenix, AZ	3,300	5.4%	742.3	5.2%	224,957	1,854	19.8	2016
Indianapolis, IN	3,030	5.0%	552.5	3.9%	182,341	1,934	22.2	2015
Tampa, FL	3,052	5.0%	762.1	5.4%	249,730	1,956	14.8	2016
Las Vegas, NV	2,660	4.4%	838.6	5.9%	315,290	1,965	10.7	2018
Houston, TX	2,335	3.9%	425.7	3.0%	182,305	2,066	19.5	2015
Raleigh, NC	2,167	3.6%	444.9	3.1%	205,329	1,899	18.7	2015
Columbus, OH	2,201	3.6%	461.1	3.3%	209,502	1,895	21.6	2015
Orlando, FL	2,180	3.6%	536.5	3.8%	246,105	1,938	16.6	2016
Cincinnati, OH	2,103	3.5%	422.6	3.0%	200,947	1,843	22.4	2014
Salt Lake City, UT	1,937	3.2%	598.8	4.2%	309,157	2,243	18.2	2016
Charleston, SC	1,644	2.7%	401.7	2.8%	244,368	1,962	13.3	2017
Greater Chicago area, IL and IN	1,512	2.5%	294.5	2.1%	194,807	1,869	23.8	2013
San Antonio, TX	1,190	2.0%	242.9	1.7%	204,149	1,911	16.1	2016
Boise, ID	1,086	1.8%	345.7	2.4%	318,390	1,880	10.8	2018
Savannah/Hilton Head, SC	1,056	1.7%	231.1	1.6%	218,812	1,884	16.4	2017
All Other (2)	8,336	13.8%	2,092.6	15.0%	251,032	1,942	18.2	2017
Total/Average	60,596	100.0%	$14,165.6	100.0%	$233,771	1,998	17.9	2016
(1)Excludes 904 single-family properties held for sale as of June 30, 2025.
(2)Represents 16 markets in 15 states.

The following table summarizes certain key leasing metrics as of June 30, 2025:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	95.1%	$2,317	12.4	6.9	3.9%
Charlotte, NC	96.5%	2,245	12.3	6.9	4.7%
Dallas-Fort Worth, TX	95.4%	2,328	12.3	6.9	3.3%
Nashville, TN	96.2%	2,407	12.2	7.0	3.4%
Jacksonville, FL	95.6%	2,207	12.3	7.0	2.8%
Phoenix, AZ	94.9%	2,169	12.0	6.6	4.1%
Indianapolis, IN	96.2%	1,942	12.4	6.5	6.3%
Tampa, FL	94.9%	2,475	12.3	7.1	3.7%
Las Vegas, NV	94.0%	2,358	12.7	6.8	3.5%
Houston, TX	96.0%	2,099	12.3	6.4	3.7%
Raleigh, NC	96.9%	2,087	12.6	6.8	3.9%
Columbus, OH	97.1%	2,272	12.3	6.8	6.1%
Orlando, FL	95.4%	2,416	12.1	6.9	3.0%
Cincinnati, OH	97.7%	2,217	12.3	6.9	6.5%
Salt Lake City, UT	96.4%	2,510	12.1	6.8	5.3%
Charleston, SC	94.0%	2,359	12.2	6.9	3.9%
Greater Chicago area, IL and IN	97.8%	2,560	12.4	6.4	7.9%
San Antonio, TX	94.3%	1,951	12.4	6.8	1.3%
Boise, ID	94.9%	2,294	12.2	7.4	3.5%
Savannah/Hilton Head, SC	96.1%	2,316	12.2	6.7	5.0%
All Other (6)	95.4%	2,318	12.2	6.6	4.4%
Total/Average	95.7%	$2,282	12.3	6.8	4.2%
(1)Excludes 904 single-family properties held for sale as of June 30, 2025.
(2)For the three months ended June 30, 2025, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended June 30, 2025, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended June 30, 2025, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
(6)Represents 16 markets in 15 states.

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

During the three months ended June 30, 2025, we developed or acquired 506 homes, including 501 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 5 homes acquired through our traditional acquisition channel, partially offset by 610 homes identified for sale. During the three months ended June 30, 2025, we also developed an additional 135 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 636 total home deliveries through our AMH Development Program.

During the six months ended June 30, 2025, we developed or acquired 943 homes, including 925 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 18 homes acquired through our traditional acquisition channel, partially offset by 878 homes identified for sale. During the six months ended June 30, 2025, we also developed an additional 256 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 1,181 total home deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of June 30, 2025 and December 31, 2024, there were 904 and 805 properties, respectively, as well as certain land lots, classified as held for sale. During the three and six months ended June 30, 2025, we sold 370 and 786 properties, respectively. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 4.0% for the three months ended June 30, 2025, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 7.9% and 7.5% during the three months ended June 30, 2025 and 2024, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 4.2% for the six months ended June 30, 2025, and we experienced turnover rates of 14.6% and 13.8% during the six months ended June 30, 2025 and 2024, respectively.

Expenses

We monitor the following categories of expenses that we believe most significantly affect our results of operations.

Property Operating Expenses

Once a property is available for lease for the first time, which we refer to as “rent-ready,” we incur ongoing property-related expenses which may not be subject to our control. These include primarily property taxes, repairs and maintenance (“R&M”), turnover costs, utility expenses that are generally recovered as “tenant charge-backs” (included in rents and other single-family property revenues), HOA fees (when applicable) and insurance.

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

Results of Operations

Net income totaled $123.6 million for the three months ended June 30, 2025, compared to $108.5 million for the three months ended June 30, 2024. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses and higher net gains on property sales. Net income totaled $252.3 million for the six months ended June 30, 2025, compared to $236.6 million for the six months ended June 30, 2024. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses.

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

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended June 30,
	2025	2024
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$457,503	$423,494
Tenant charge-backs	(52,457)	(47,371)
Core revenues	405,046	376,123
Less: Non-Same-Home core revenues	(43,721)	(28,494)
Same-Home core revenues	$361,325	$347,629

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$160,089	$149,470
Property management expenses	34,412	32,382
Noncash share-based compensation - property management	(1,137)	(1,340)
Expenses reimbursed by tenant charge-backs	(52,457)	(47,371)
Core property operating expenses	140,907	133,141
Less: Non-Same-Home core property operating expenses	(16,380)	(12,999)
Same-Home core property operating expenses	$124,527	$120,142

Core NOI and Same-Home Core NOI
Net income	$123,624	$108,534
Loss on early extinguishment of debt	—	63
Gain on sale and impairment of single-family properties and other, net	(51,908)	(43,892)
Depreciation and amortization	126,939	117,603
Acquisition and other transaction costs	2,655	2,937
Noncash share-based compensation - property management	1,137	1,340
Interest expense	46,303	38,678
General and administrative expense	20,008	21,693
Other income and expense, net	(4,619)	(3,974)
Core NOI	264,139	242,982
Less: Non-Same-Home Core NOI	(27,341)	(15,495)
Same-Home Core NOI	$236,798	$227,487

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended June 30, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$355,364		$43,174		$398,538
Fees from single-family properties	8,320		1,233		9,553
Bad debt	(2,359)		(686)		(3,045)
Core revenues	361,325		43,721		405,046

Property tax expense	59,005	16.4%	7,114	16.3%	66,119	16.3%
HOA fees, net (2)	6,575	1.8%	774	1.8%	7,349	1.8%
R&M and turnover costs, net (2)	28,279	7.8%	3,529	8.1%	31,808	7.9%
Insurance	4,165	1.2%	449	1.0%	4,614	1.1%
Property management expenses, net (3)	26,503	7.3%	4,514	10.3%	31,017	7.7%
Core property operating expenses	124,527	34.5%	16,380	37.5%	140,907	34.8%

Core NOI	$236,798	65.5%	$27,341	62.5%	$264,139	65.2%

	For the Three Months Ended June 30, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$342,982		$28,432		$371,414
Fees from single-family properties	7,311		833		8,144
Bad debt	(2,664)		(771)		(3,435)
Core revenues	347,629		28,494		376,123

Property tax expense	58,712	16.9%	5,314	18.7%	64,026	17.0%
HOA fees, net (2)	6,248	1.8%	490	1.7%	6,738	1.8%
R&M and turnover costs, net (2)	25,092	7.2%	3,171	11.1%	28,263	7.5%
Insurance	4,414	1.3%	534	1.9%	4,948	1.3%
Property management expenses, net (3)	25,676	7.4%	3,490	12.2%	29,166	7.8%
Core property operating expenses	120,142	34.6%	12,999	45.6%	133,141	35.4%

Core NOI	$227,487	65.4%	$15,495	54.4%	$242,982	64.6%
(1)Includes 54,029 properties that have been stabilized longer than 90 days prior to January 1, 2024.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 8.0% to $457.5 million for the three months ended June 30, 2025 from $423.5 million for the three months ended June 30, 2024. Revenue growth was driven by an increase in our average occupied portfolio which grew to 58,282 homes for the three months ended June 30, 2025, compared to 56,516 homes for the three months ended June 30, 2024, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 7.1% to $160.1 million for the three months ended June 30, 2025 from $149.5 million for the three months ended June 30, 2024. The increase was primarily driven by growth in our portfolio which resulted in increases in R&M and turnover costs as well as annual increases in property tax expense.

Property Management Expenses

Property management expenses for the three months ended June 30, 2025 and 2024 were $34.4 million and $32.4 million, respectively, which included $1.1 million and $1.3 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 3.9% to $361.3 million for the three months ended June 30, 2025 from $347.6 million for the three months ended June 30, 2024. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 4.0% to $2,276 per month for the three months ended June 30, 2025 compared to $2,188 per month for the three months ended June 30, 2024, as well as higher fees from single-family properties and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 96.3% for the three months ended June 30, 2025 compared to 96.7% for the three months ended June 30, 2024.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 3.6% to $124.5 million for the three months ended June 30, 2025 from $120.1 million for the three months ended June 30, 2024 primarily driven by higher R&M and turnover costs, net. The increase was partially due to timing associated with incremental turnover costs related to the Company’s lease expiration management initiative, which is designed to shift lease expiration volume to the first half of the year to better align with the peak leasing season.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended June 30, 2025 and 2024 was $20.0 million and $21.7 million, respectively, which included $4.0 million and $7.6 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The decrease in general and administrative expense was primarily due to a decrease in noncash share-based compensation expense, partially offset by an increase in personnel related expenses.

Interest Expense

Interest expense increased 19.7% to $46.3 million for the three months ended June 30, 2025 from $38.7 million for the three months ended June 30, 2024. The increase was primarily due to additional interest from the issuances of unsecured senior notes in June 2024, December 2024 and May 2025, partially offset by lower interest expense resulting from the payoffs of the AMH 2014-SFR3 securitization in August 2024 and the AMH 2015-SFR1 securitization in March 2025.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended June 30, 2025 and 2024 were $2.7 million and $2.9 million, respectively, which included $1.3 million and $1.6 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 7.9% to $126.9 million for the three months ended June 30, 2025 from $117.6 million for the three months ended June 30, 2024 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended June 30, 2025 and 2024 was $51.9 million and $43.9 million, respectively, which included $5.8 million and $2.4 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The increase was primarily related to higher net gains on property sales.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was zero for three months ended June 30, 2025, compared to $0.1 million for the three months ended June 30, 2024, which related to legal and administrative fees associated with the payoff of the AMH 2014-SFR2 securitization in February 2024.

Other Income and Expense, net

Other income and expense, net for the three months ended June 30, 2025 and 2024 was $4.6 million and $4.0 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Six Months Ended June 30,
	2025	2024
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$916,779	$847,049
Tenant charge-backs	(116,318)	(104,708)
Core revenues	800,461	742,341
Less: Non-Same-Home core revenues	(83,549)	(54,486)
Same-Home core revenues	$716,912	$687,855

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$327,619	$305,397
Property management expenses	68,593	63,784
Noncash share-based compensation - property management	(2,383)	(2,784)
Expenses reimbursed by tenant charge-backs	(116,318)	(104,708)
Core property operating expenses	277,511	261,689
Less: Non-Same-Home core property operating expenses	(32,562)	(25,810)
Same-Home core property operating expenses	$244,949	$235,879

Core NOI and Same-Home Core NOI
Net income	$252,337	$236,629
Loss on early extinguishment of debt	216	1,017
Gain on sale and impairment of single-family properties and other, net	(113,924)	(112,793)
Depreciation and amortization	251,867	233,329
Acquisition and other transaction costs	5,716	6,261
Noncash share-based compensation - property management	2,383	2,784
Interest expense	91,729	77,255
General and administrative expense	39,679	43,578
Other income and expense, net	(7,053)	(7,408)
Core NOI	522,950	480,652
Less: Non-Same-Home Core NOI	(50,987)	(28,676)
Same-Home Core NOI	$471,963	$451,976

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Six Months Ended June 30, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$705,967		$82,902		$788,869
Fees from single-family properties	16,601		2,331		18,932
Bad debt	(5,656)		(1,684)		(7,340)
Core revenues	716,912		83,549		800,461

Property tax expense	118,811	16.6%	14,248	17.1%	133,059	16.6%
HOA fees, net (2)	12,749	1.8%	1,414	1.7%	14,163	1.8%
R&M and turnover costs, net (2)	52,038	7.3%	7,051	8.4%	59,089	7.4%
Insurance	8,444	1.2%	1,101	1.3%	9,545	1.2%
Property management expenses, net (3)	52,907	7.3%	8,748	10.5%	61,655	7.7%
Core property operating expenses	244,949	34.2%	32,562	39.0%	277,511	34.7%

Core NOI	$471,963	65.8%	$50,987	61.0%	$522,950	65.3%

	For the Six Months Ended June 30, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$678,864		$54,599		$733,463
Fees from single-family properties	14,587		1,558		16,145
Bad debt	(5,596)		(1,671)		(7,267)
Core revenues	687,855		54,486		742,341

Property tax expense	117,645	17.1%	10,969	20.2%	128,614	17.3%
HOA fees, net (2)	12,077	1.8%	975	1.8%	13,052	1.8%
R&M and turnover costs, net (2)	46,984	6.8%	6,125	11.2%	53,109	7.2%
Insurance	8,742	1.3%	983	1.8%	9,725	1.3%
Property management expenses, net (3)	50,431	7.3%	6,758	12.4%	57,189	7.7%
Core property operating expenses	235,879	34.3%	25,810	47.4%	261,689	35.3%

Core NOI	$451,976	65.7%	$28,676	52.6%	$480,652	64.7%
(1)Includes 54,029 properties that have been stabilized longer than 90 days prior to January 1, 2024.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 8.2% to $916.8 million for the six months ended June 30, 2025 from $847.0 million for the six months ended June 30, 2024. Revenue growth was driven by an increase in our average occupied portfolio which grew to 58,016 homes for the six months ended June 30, 2025, compared to 56,266 homes for the six months ended June 30, 2024, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 7.3% to $327.6 million for the six months ended June 30, 2025 from $305.4 million for the six months ended June 30, 2024. The increase was primarily driven by growth in our portfolio which resulted in increases in R&M and turnover costs as well as annual increases in property tax expense.

Property Management Expenses

Property management expenses for the six months ended June 30, 2025 and 2024 were $68.6 million and $63.8 million, respectively, which included $2.4 million and $2.8 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 4.2% to $716.9 million for the six months ended June 30, 2025 from $687.9 million for the six months ended June 30, 2024. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 4.2% to $2,264 per month for the six months ended June 30, 2025 compared to $2,172 per month for the six months ended June 30, 2024, as well as higher fees from single-family properties, partially offset by a decrease in Average Occupied Days Percentage, which was 96.2% for the six months ended June 30, 2025 compared to 96.4% for the six months ended June 30, 2024.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 3.8% to $244.9 million for the six months ended June 30, 2025 from $235.9 million for the six months ended June 30, 2024 primarily driven by higher R&M and turnover costs, net and property management expenses, net. The increase in R&M and turnover costs, net was partially due to timing associated with incremental turnover costs related to the Company’s lease expiration management initiative, which is designed to shift lease expiration volume to the first half of the year to better align with the peak leasing season.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the six months ended June 30, 2025 and 2024 was $39.7 million and $43.6 million, respectively, which included $8.9 million and $14.4 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The decrease in general and administrative expense was primarily due to a decrease in noncash share-based compensation expense.

Interest Expense

Interest expense increased 18.7% to $91.7 million for the six months ended June 30, 2025 from $77.3 million for the six months ended June 30, 2024. The increase was primarily due to additional interest from the issuances of unsecured senior notes in January 2024, June 2024, December 2024 and May 2025, partially offset by lower interest expense resulting from the payoffs of the AMH 2014-SFR2 securitization in February 2024, the AMH 2014-SFR3 securitization in August 2024 and the AMH 2015-SFR1 securitization in March 2025.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, or the disposal of certain properties or portfolios of properties which do not qualify for capitalization. Acquisition and other transaction costs for the six months ended June 30, 2025 and 2024 were $5.7 million and $6.3 million, respectively, which included $2.9 million and $3.2 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition and other transaction costs was primarily due to a decrease in noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 7.9% to $251.9 million for the six months ended June 30, 2025 from $233.3 million for the six months ended June 30, 2024 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the six months ended June 30, 2025 and 2024 was $113.9 million and $112.8 million, respectively, which included $10.3 million and $3.3 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The increase was primarily related to higher net gains on property sales.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the six months ended June 30, 2025 and 2024 was $0.2 million and $1.0 million, respectively. The decrease was primarily due to lower charges incurred related to the payoff of the AMH 2015-SFR1 securitization in March 2025 compared to the payoff of the AMH 2014-SFR2 securitization in February 2024.

Other Income and Expense, net

Other income and expense, net for the six months ended June 30, 2025 and 2024 was $7.1 million and $7.4 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report. There have been no material changes to these estimates during the six months ended June 30, 2025.

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

Our liquidity and capital resources as of June 30, 2025 included $323.3 million of cash and cash equivalents. Additionally, as of June 30, 2025, we had no outstanding borrowings and $1.6 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.25 billion of remaining borrowing capacity. During the second quarter of 2025, the Company issued $650.0 million of 4.950% unsecured senior notes with a maturity date of June 15, 2030 (the “2030 Notes”), raising net proceeds of $642.5 million before offering costs of $1.3 million. Under our At-the-Market Program discussed below, we also had $753.7 million remaining available for future share issuances as of June 30, 2025. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

Uses of Capital

Our expected material cash requirements over the next twelve months consist of (i) contractually obligated expenditures, including payments of principal and interest, (ii) other essential expenditures, including property operating expenses, HOA fees (as applicable), real estate taxes, maintenance capital expenditures, general and administrative expenses and dividends on our equity securities including those paid in accordance with REIT distribution requirements, and (iii) opportunistic expenditures, including to pay for the acquisition, development and renovation of our properties and repurchases of our securities. Additionally, in July 2025, the Company provided notice to the third-party lender of its intent to repay all amounts due under the AMH 2015-SFR2 securitization during the third quarter of 2025.

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, principal amortization on our asset-backed securitizations, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. During the first quarter of 2025, we repaid all amounts due under the AMH 2015-SFR1 securitization. Except as described in Note 8. Debt, Note 9. Accounts Payable and Accrued Expenses, Note 15. Commitments and Contingencies and Note 17. Subsequent Events to our condensed consolidated financial statements in this report, there have been no other material changes outside the ordinary course of business to our other known contractual obligations described in “Liquidity and Capital Resources” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$495,261	$475,780	$19,481
Net cash used for investing activities	(228,405)	(108,312)	(120,093)
Net cash (used for) provided by financing activities	(150,472)	292,317	(442,789)
Net increase in cash, cash equivalents and restricted cash	$116,384	$659,785	$(543,401)

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities increased $19.5 million, or 4.1%, from $475.8 million for the six months ended June 30, 2024 to $495.3 million for the six months ended June 30, 2025, primarily due to increased cash inflows generated from a larger number of occupied properties and higher rental rates, partially offset by higher cash outflows for property related expenses as well as changes in working capital primarily related to the timing of payments for prepaid expenses and other assets and accounts payable and accrued expenses.

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

Net cash used for investing activities increased $120.1 million, or 110.9%, from $108.3 million for the six months ended June 30, 2024 to $228.4 million for the six months ended June 30, 2025. The increase was primarily attributable to (i) a $94.9 million decrease in distributions from joint ventures, net of contributions, primarily due to additional cash distributions received with respect to our property and land contributions during the six months ended June 30, 2024, (ii) $25.7 million of nonrecurring cash proceeds received during the six months ended June 30, 2024 for our AMH 2014-SFR2 Class F asset-backed securitization certificates, (iii) an

$11.7 million increase in cash outflows for recurring and other capital expenditures and renovations to single-family properties due to growth in our portfolio and an increase in spend on property-enhancing capital expenditures and repairs for damages incurred from Hurricanes Milton and Helene and (iv) a $1.4 million increase in cash outflows for other investing activities. These changes were partially offset by a $13.3 million decrease in cash outflows for the addition of single-family properties to our portfolio, primarily for our AMH Development Program, as a result of the timing of development-related payments.

Financing Activities

Net cash used for financing activities was $150.5 million for the six months ended June 30, 2025 compared to net cash provided by financing activities of $292.3 million for the six months ended June 30, 2024. The change was primarily due to (i) a $446.7 million decrease in proceeds from unsecured senior notes, net of discounts and deferred financing costs paid, from the issuance of the 2030 Notes (see below) during the six months ended June 30, 2025 compared to two issuances during the six months ended June 30, 2024, (ii) a $36.4 million increase in distributions paid to common share and unit holders resulting from a 15% increase in distributions paid per common share and unit during the six months ended June 30, 2025, (iii) $33.2 million in nonrecurring proceeds from the issuance of Class A common shares, net of offering costs, during the six months ended June 30, 2024 and (iv) a $26.0 million increase in payments on asset-backed securitizations resulting from the payoff of the AMH 2015-SFR1 securitization during the six months ended June 30, 2025 compared to the payoff of the AMH 2014-SFR2 securitization during the six months ended June 30, 2024. These changes were partially offset by (i) $90.0 million of payments on our revolving credit facility during the six months ended June 30, 2024 and (ii) an $11.8 million decrease in payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program.

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

Unsecured Senior Notes

During the second quarter of 2025, the Operating Partnership issued the 2030 Notes. Interest on the 2030 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2025. The Operating Partnership received aggregate net proceeds of $642.5 million from this offering, after underwriting fees of $3.9 million and a $3.6 million discount, and before offering costs of $1.3 million. The Operating Partnership used the net proceeds primarily to repay outstanding indebtedness, including repayment of amounts outstanding on its revolving credit facility, as well as general corporate purposes. The Operating Partnership may redeem the 2030 Notes in whole at any time or in part from time to time at the applicable redemption price specified in the indenture. If the 2030 Notes are redeemed on or after May 15, 2030 (one month prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

The 2030 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indenture requires that we maintain certain financial covenants.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility or other debt obligations under its securitizations, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the first quarter of 2024, the Company directly issued 932,746 Class A common shares under its At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”) to offer 2,987,024 Class A common shares on a forward basis under its At-the-Market

Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. During the six months ended June 30, 2025, no shares were issued under the At-the-Market Program. As of June 30, 2025, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2025 and 2024, we did not repurchase and retire any of our Class A common shares or preferred shares. As of June 30, 2025, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

During the six months ended June 30, 2025 and 2024, the Company distributed an aggregate $261.6 million and $225.1 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

Tax Changes in One Big Beautiful Bill Act

On July 4, 2025, the President signed into law H.R. 1, originally titled the “One Big Beautiful Bill Act” (the “Act”). The Act made several tax changes that impact us and our shareholders, the most significant of which are summarized as follows. First, the Act preserves the eligibility of REIT ordinary dividends for the qualified business income deduction in Section 199A of the Internal Revenue Code of 1986, as amended (the “Code”), and it makes that deduction permanent. Second, effective for taxable years beginning after December 31, 2025, the Act increases the quarterly asset test limit on securities of taxable REIT subsidiaries from 20% to 25%. Finally, for purposes of the limitation on business interest deductions in Section 163(j) of the Code, the Act applies the more favorable earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation for taxable years starting on or after January 1, 2025, and makes the more favorable EBITDA calculation permanent and, for taxable years beginning on or after January 1, 2026, the Act generally calculates the Section 163(j) limitation prior to the application of any interest capitalization provisions.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$105,553	$92,142	$215,525	$201,431
Adjustments:
Noncontrolling interests in the Operating Partnership	14,585	12,906	29,840	28,226
Gain on sale and impairment of single-family properties and other, net	(51,908)	(43,892)	(113,924)	(112,793)
Adjustments for unconsolidated real estate joint ventures	1,821	1,196	3,305	2,793
Depreciation and amortization	126,939	117,603	251,867	233,329
Less: depreciation and amortization of non-real estate assets	(5,511)	(4,769)	(10,876)	(9,424)
FFO attributable to common share and unit holders (1)	$191,479	$175,186	$375,737	$343,562
Adjustments:
Acquisition, other transaction costs and other	1,445	2,937	5,535	6,261
Noncash share-based compensation - general and administrative	3,987	7,559	8,854	14,398
Noncash share-based compensation - property management	1,137	1,340	2,383	2,784
Loss on early extinguishment of debt	—	63	216	1,017
Core FFO attributable to common share and unit holders (1)	$198,048	$187,085	$392,725	$368,022
Recurring Capital Expenditures	(20,515)	(21,403)	(37,344)	(35,527)
Leasing costs	(1,098)	(1,042)	(2,337)	(1,837)
Adjusted FFO attributable to common share and unit holders (1)	$176,435	$164,640	$353,044	$330,658
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$123,624	$108,534	$252,337	$236,629
Interest expense	46,303	38,678	91,729	77,255
Depreciation and amortization	126,939	117,603	251,867	233,329
EBITDA	$296,866	$264,815	$595,933	$547,213

Gain on sale and impairment of single-family properties and other, net	(51,908)	(43,892)	(113,924)	(112,793)
Adjustments for unconsolidated real estate joint ventures	1,821	1,196	3,305	2,793
EBITDAre	$246,779	$222,119	$485,314	$437,213

Noncash share-based compensation - general and administrative	3,987	7,559	8,854	14,398
Noncash share-based compensation - property management	1,137	1,340	2,383	2,784
Acquisition, other transaction costs and other	1,445	2,937	5,535	6,261
Loss on early extinguishment of debt	—	63	216	1,017
Adjusted EBITDAre	$253,348	$234,018	$502,302	$461,673

Recurring Capital Expenditures	(20,515)	(21,403)	(37,344)	(35,527)
Leasing costs	(1,098)	(1,042)	(2,337)	(1,837)
Fully Adjusted EBITDAre	$231,735	$211,573	$462,621	$424,309

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the six months ended June 30, 2025, the Company borrowed $410.0 million and subsequently paid down $410.0 million on its revolving credit facility, resulting in no outstanding variable rate debt as of June 30, 2025 and therefore no exposure to interest rate risk on its current borrowings. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.20
Tenth Supplemental Indenture, dated as of May 13, 2025, between American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 13, 2025.)

4.21	Form of Global Note representing the 2030 Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 13, 2025.)

10.1
Amendment No. 1 to Credit Agreement, dated May 6, 2025, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders. Filed herewith.

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
Date: August 1, 2025

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian Reitz

Brian Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: August 1, 2025