Form 10-Q
period 2025-09-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2025-10-30
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
There were 370,470,821 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on October 28, 2025.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of September 30, 2025 owned approximately 88.0% of the common partnership interest in, the Operating Partnership. The remaining 12.0% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Single-family properties:
Land	$2,404,153	$2,370,006
Buildings and improvements	11,930,388	11,559,461
Single-family properties in operation	14,334,541	13,929,467
Less: accumulated depreciation	(3,298,648)	(3,048,868)
Single-family properties in operation, net	11,035,893	10,880,599
Single-family properties under development and development land	1,215,323	1,272,284
Single-family properties and land held for sale, net	219,637	212,808
Total real estate assets, net	12,470,853	12,365,691
Cash and cash equivalents	45,631	199,413
Restricted cash	130,104	150,803
Rent and other receivables	56,493	48,452
Escrow deposits, prepaid expenses and other assets	268,120	337,379
Investments in unconsolidated joint ventures	161,986	159,134
Goodwill	120,279	120,279
Total assets	$13,253,466	$13,381,151

Liabilities
Revolving credit facility	$110,000	$—
Asset-backed securitizations, net	—	924,344
Unsecured senior notes, net	4,733,543	4,086,418
Accounts payable and accrued expenses	571,956	521,759
Total liabilities	5,415,499	5,532,521

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 370,468,321 and 368,987,993 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	3,705	3,690
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2025 and December 31, 2024)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at September 30, 2025 and December 31, 2024)	92	92
Additional paid-in capital	7,550,962	7,529,008
Accumulated deficit	(400,445)	(380,632)
Accumulated other comprehensive income	6,944	7,852
Total shareholders’ equity	7,161,264	7,160,016
Noncontrolling interest	676,703	688,614
Total equity	7,837,967	7,848,630

Total liabilities and equity	$13,253,466	$13,381,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Rents and other single-family property revenues	$478,464	$445,055	$1,395,243	$1,292,104

Expenses:
Property operating expenses	181,604	172,031	509,223	477,428
Property management expenses	33,384	31,973	101,977	95,757
General and administrative expense	20,503	19,247	60,182	62,825
Interest expense	48,199	43,611	139,928	120,866
Acquisition and other transaction costs	3,661	2,605	9,377	8,866
Depreciation and amortization	126,656	119,691	378,523	353,020
Hurricane-related charges, net	—	3,904	—	3,904
Total expenses	414,007	393,062	1,199,210	1,122,666

Gain on sale and impairment of single-family properties and other, net	47,620	32,697	161,544	145,490
Loss on early extinguishment of debt	(180)	(5,306)	(396)	(6,323)
Other income and expense, net	4,904	8,256	11,957	15,664

Net income	116,801	87,640	369,138	324,269

Noncontrolling interest	13,618	10,333	43,458	38,559
Dividends on preferred shares	3,486	3,486	10,458	10,458

Net income attributable to common shareholders	$99,697	$73,821	$315,222	$275,252

Weighted-average common shares outstanding:
Basic	371,248,842	366,981,466	370,721,279	366,757,369
Diluted	371,580,911	367,600,636	371,084,326	367,294,979

Net income attributable to common shareholders per share:
Basic	$0.27	$0.20	$0.85	$0.75
Diluted	$0.27	$0.20	$0.85	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$116,801	$87,640	$369,138	$324,269
Other comprehensive (loss) income:
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	—	—	31	—
Unrealized gain on cash flow hedging instruments	—	2,603	—	2,603
Reclassification adjustment for amortization of interest expense included in net income	(349)	(141)	(1,082)	(423)
Other comprehensive (loss) income	(349)	2,462	(1,051)	2,180
Comprehensive income	116,452	90,102	368,087	326,449
Comprehensive income attributable to noncontrolling interests	13,577	10,636	43,327	38,826
Dividends on preferred shares	3,486	3,486	10,458	10,458
Comprehensive income attributable to common shareholders	$99,389	$75,980	$314,302	$277,165

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2024	365,863,545	$3,659	635,075	$6	9,200,000	$92	$7,406,098	$(385,298)	$597	$7,025,154	$686,833	$7,711,987
Share-based compensation	—	—	—	—	—	—	5,743	—	—	5,743	—	5,743
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	21,643	—	—	—	—	—	391	—	—	391	—	391
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(13,359)	(13,359)
Common shares ($0.26 per share)	—	—	—	—	—	—	—	(95,774)	—	(95,774)	—	(95,774)
Net income	—	—	—	—	—	—	—	77,307	—	77,307	10,333	87,640
Total other comprehensive income	—	—	—	—	—	—	—	—	2,159	2,159	303	2,462
Balances at September 30, 2024	365,885,188	$3,659	635,075	$6	9,200,000	$92	$7,412,232	$(407,251)	$2,756	$7,011,494	$684,110	$7,695,604

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2025	370,262,580	$3,702	635,075	$6	9,200,000	$92	$7,542,892	$(388,735)	$7,249	$7,165,206	$680,337	$7,845,543
Share-based compensation	—	—	—	—	—	—	6,225	—	—	6,225	—	6,225
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	55,741	1	—	—	—	—	(158)	—	—	(157)	—	(157)
Redemptions of Class A units	150,000	2	—	—	—	—	2,003	—	3	2,008	(2,008)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—		—	(15,203)	(15,203)
Common shares ($0.30 per share)	—	—	—	—	—	—	—	(111,407)	—	(111,407)	—	(111,407)
Net income	—	—	—	—	—	—	—	103,183	—	103,183	13,618	116,801
Total other comprehensive loss	—	—	—	—	—	—	—	—	(308)	(308)	(41)	(349)
Balances at September 30, 2025	370,468,321	$3,705	635,075	$6	9,200,000	$92	$7,550,962	$(400,445)	$6,944	$7,161,264	$676,703	$7,837,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$369,138	$324,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378,523	353,020
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	7,618	8,966
Noncash share-based compensation	20,359	26,152
Loss on early extinguishment of debt	396	6,323
Equity in net (income) loss of unconsolidated entities	(30)	454
Return on investment from unconsolidated joint ventures	2,959	1,946
Gain on sale and impairment of single-family properties and other, net	(161,544)	(145,490)
Other changes in operating assets and liabilities:
Rent and other receivables	(10,473)	(6,904)
Prepaid expenses and other assets	19,603	17,922
Deferred leasing costs	(3,102)	(2,832)
Accounts payable and accrued expenses	94,010	125,788
Amounts due from related parties	1,058	(266)
Net cash provided by operating activities	718,515	709,348

Investing activities
Cash paid for single-family properties	(19,029)	(12,013)
Change in escrow deposits for purchase of single-family properties	(3,139)	(5,870)
Net proceeds received from sales of single-family properties and other	422,238	382,921
Proceeds received from storm-related insurance claims	2,432	—
Proceeds from notes receivable related to the sale of properties	215	370
Investment in unconsolidated joint ventures	(12,578)	(15,538)
Distributions from unconsolidated entities	63,856	115,409
Renovations to single-family properties	(30,298)	(29,771)
Recurring and other capital expenditures for single-family properties	(93,834)	(81,197)
Cash paid for development activity	(587,856)	(651,768)
Cash paid for deposits on land option contracts	—	(653)
Proceeds from asset-backed securitization certificates	—	25,666
Other investing activities	(22,638)	(20,604)
Net cash used for investing activities	(280,631)	(293,048)

Financing activities
Proceeds from issuance of Class A common shares	—	33,249
Payments of Class A common share issuance costs	—	(34)
Proceeds from issuances under share-based compensation plans	4,078	3,875
Payments related to tax withholding for share-based compensation	(11,830)	(8,842)
Payments on asset-backed securitizations	(925,787)	(948,812)
Proceeds from revolving credit facility	520,000	—
Payments on revolving credit facility	(410,000)	(90,000)
Proceeds from unsecured senior notes, net of discount	646,385	1,096,633
Settlement of cash flow hedging instruments	31	—
Payments related to liabilities to repurchase consolidated land not owned	(38,174)	(47,863)
Distributions to noncontrolling interests	(45,790)	(39,965)
Distributions to common shareholders	(335,627)	(287,126)
Distributions to preferred shareholders	(10,458)	(10,458)
Deferred financing costs paid	(5,193)	(20,969)
Net cash used for financing activities	(612,365)	(320,312)

Net (decrease) increase in cash, cash equivalents and restricted cash	(174,481)	95,988
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	350,216	221,861
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$175,735	$317,849

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(147,216)	$(109,684)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$48,328	$58,723
Transfers of completed homebuilding deliveries to single-family properties	609,647	695,969
Property and land contributions to unconsolidated joint ventures	(66,047)	(156,934)
Unrealized gain on cash flow hedging instruments	—	2,603
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,704	440
Accrued distributions to affiliates	1,325	1,717
Accrued distributions to non-affiliates	175	162

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit and per unit data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Single-family properties:
Land	$2,404,153	$2,370,006
Buildings and improvements	11,930,388	11,559,461
Single-family properties in operation	14,334,541	13,929,467
Less: accumulated depreciation	(3,298,648)	(3,048,868)
Single-family properties in operation, net	11,035,893	10,880,599
Single-family properties under development and development land	1,215,323	1,272,284
Single-family properties and land held for sale, net	219,637	212,808
Total real estate assets, net	12,470,853	12,365,691
Cash and cash equivalents	45,631	199,413
Restricted cash	130,104	150,803
Rent and other receivables	56,493	48,452
Escrow deposits, prepaid expenses and other assets	268,120	337,379
Investments in unconsolidated joint ventures	161,986	159,134
Goodwill	120,279	120,279
Total assets	$13,253,466	$13,381,151

Liabilities
Revolving credit facility	$110,000	$—
Asset-backed securitizations, net	—	924,344
Unsecured senior notes, net	4,733,543	4,086,418
Accounts payable and accrued expenses	571,956	521,759
Total liabilities	5,415,499	5,532,521

Commitments and contingencies (see Note 15)

Capital
Partners’ capital:
General partner:
Common units (371,103,396 and 369,623,068 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	6,932,480	6,930,324
Preferred units (9,200,000 units issued and outstanding at September 30, 2025 and December 31, 2024)	221,840	221,840
Limited partner:
Common units (50,676,980 and 51,376,980 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	675,756	687,524
Accumulated other comprehensive income	7,891	8,942
Total capital	7,837,967	7,848,630

Total liabilities and capital	$13,253,466	$13,381,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Rents and other single-family property revenues	$478,464	$445,055	$1,395,243	$1,292,104

Expenses:
Property operating expenses	181,604	172,031	509,223	477,428
Property management expenses	33,384	31,973	101,977	95,757
General and administrative expense	20,503	19,247	60,182	62,825
Interest expense	48,199	43,611	139,928	120,866
Acquisition and other transaction costs	3,661	2,605	9,377	8,866
Depreciation and amortization	126,656	119,691	378,523	353,020
Hurricane-related charges, net	—	3,904	—	3,904
Total expenses	414,007	393,062	1,199,210	1,122,666

Gain on sale and impairment of single-family properties and other, net	47,620	32,697	161,544	145,490
Loss on early extinguishment of debt	(180)	(5,306)	(396)	(6,323)
Other income and expense, net	4,904	8,256	11,957	15,664

Net income	116,801	87,640	369,138	324,269

Preferred distributions	3,486	3,486	10,458	10,458

Net income attributable to common unitholders	$113,315	$84,154	$358,680	$313,811

Weighted-average common units outstanding:
Basic	421,981,257	418,358,446	421,831,592	418,134,349
Diluted	422,313,326	418,977,616	422,194,639	418,671,959

Net income attributable to common unitholders per unit:
Basic	$0.27	$0.20	$0.85	$0.75
Diluted	$0.27	$0.20	$0.85	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$116,801	$87,640	$369,138	$324,269
Other comprehensive (loss) income:
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	—	—	31	—
Unrealized gain on cash flow hedging instruments	—	2,603	—	2,603
Reclassification adjustment for amortization of interest expense included in net income	(349)	(141)	(1,082)	(423)
Other comprehensive (loss) income	(349)	2,462	(1,051)	2,180
Comprehensive income	116,452	90,102	368,087	326,449
Preferred distributions	3,486	3,486	10,458	10,458
Comprehensive income attributable to common unitholders	$112,966	$86,616	$357,629	$315,991

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2024	369,623,068	$6,930,324	$221,840	51,376,980	$687,524	$8,942	$7,848,630
Share-based compensation	—	7,661	—	—	—	—	7,661
Common units issued under share-based compensation plans, net of units withheld for employee taxes	537,128	(10,370)	—	—	—	—	(10,370)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.30 per unit)	—	(111,724)	—	—	(15,413)	—	(127,137)
Net income	—	109,972	3,486	—	15,255	—	128,713
Total other comprehensive loss	—	—	—	—	—	(1,900)	(1,900)
Balances at March 31, 2025	370,160,196	$6,925,863	$221,840	51,376,980	$687,366	$7,042	$7,842,111
Share-based compensation	—	6,473	—	—	—	—	6,473
Common units issued under share-based compensation plans, net of units withheld for employee taxes	187,459	2,775	—	—	—	—	2,775
Redemptions of Class A units	550,000	7,357	—	(550,000)	(7,357)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.30 per unit)	—	(111,904)	—	—	(15,248)	—	(127,152)
Net income	—	105,553	3,486	—	14,585	—	123,624
Total other comprehensive income	—	—	—	—	—	1,198	1,198
Balances at June 30, 2025	370,897,655	$6,936,117	$221,840	50,826,980	$679,346	$8,240	$7,845,543
Share-based compensation	—	6,225	—	—	—	—	6,225
Common units issued under share-based compensation plans, net of units withheld for employee taxes	55,741	(157)	—	—	—	—	(157)
Redemption of Class A units	150,000	2,005	—	(150,000)	(2,005)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.30 per unit)	—	(111,407)	—	—	(15,203)	—	(126,610)
Net income	—	99,697	3,486	—	13,618	—	116,801
Total other comprehensive loss	—	—	—	—	—	(349)	(349)
Balances at September 30, 2025	371,103,396	$6,932,480	$221,840	50,676,980	$675,756	$7,891	$7,837,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$369,138	$324,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378,523	353,020
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	7,618	8,966
Noncash share-based compensation	20,359	26,152
Loss on early extinguishment of debt	396	6,323
Equity in net (income) loss of unconsolidated entities	(30)	454
Return on investment from unconsolidated joint ventures	2,959	1,946
Gain on sale and impairment of single-family properties and other, net	(161,544)	(145,490)
Other changes in operating assets and liabilities:
Rent and other receivables	(10,473)	(6,904)
Prepaid expenses and other assets	19,603	17,922
Deferred leasing costs	(3,102)	(2,832)
Accounts payable and accrued expenses	94,010	125,788
Amounts due from related parties	1,058	(266)
Net cash provided by operating activities	718,515	709,348

Investing activities
Cash paid for single-family properties	(19,029)	(12,013)
Change in escrow deposits for purchase of single-family properties	(3,139)	(5,870)
Net proceeds received from sales of single-family properties and other	422,238	382,921
Proceeds received from storm-related insurance claims	2,432	—
Proceeds from notes receivable related to the sale of properties	215	370
Investment in unconsolidated joint ventures	(12,578)	(15,538)
Distributions from unconsolidated entities	63,856	115,409
Renovations to single-family properties	(30,298)	(29,771)
Recurring and other capital expenditures for single-family properties	(93,834)	(81,197)
Cash paid for development activity	(587,856)	(651,768)
Cash paid for deposits on land option contracts	—	(653)
Proceeds from repayment of loan from affiliate	—	25,666
Other investing activities	(22,638)	(20,604)
Net cash used for investing activities	(280,631)	(293,048)

Financing activities
Proceeds from issuance of Class A common units	—	33,249
Payments of Class A common unit issuance costs	—	(34)
Proceeds from issuances under share-based compensation plans	4,078	3,875
Payments related to tax withholding for share-based compensation	(11,830)	(8,842)
Payments on asset-backed securitizations	(925,787)	(948,812)
Proceeds from revolving credit facility	520,000	—
Payments on revolving credit facility	(410,000)	(90,000)
Proceeds from unsecured senior notes, net of discount	646,385	1,096,633
Settlement of cash flow hedging instruments	31	—
Payments related to liabilities to repurchase consolidated land not owned	(38,174)	(47,863)
Distributions to common unitholders	(381,417)	(327,091)
Distributions to preferred unitholders	(10,458)	(10,458)
Deferred financing costs paid	(5,193)	(20,969)
Net cash used for financing activities	(612,365)	(320,312)

Net (decrease) increase in cash, cash equivalents and restricted cash	(174,481)	95,988
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	350,216	221,861
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$175,735	$317,849

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(147,216)	$(109,684)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$48,328	$58,723
Transfers of completed homebuilding deliveries to single-family properties	609,647	695,969
Property and land contributions to unconsolidated joint ventures	(66,047)	(156,934)
Unrealized gain on cash flow hedging instruments	—	2,603
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,704	440
Accrued distributions to affiliates	1,325	1,717
Accrued distributions to non-affiliates	175	162

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of acquiring, developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of September 30, 2025, the Company held 61,692 single-family properties in 24 states, including 1,028 properties classified as held for sale.

AMH is the general partner of, and as of September 30, 2025 owned approximately 88.0% of the common partnership interest in, the Operating Partnership. The remaining 12.0% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The Company has entered into real estate exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to defer taxable gains on the exchange of like-kind property (“1031 Exchange”). Our 1031 Exchange transactions are facilitated by a qualified intermediary (the “QI”), which holds the proceeds from the Company’s disposition of real properties until such transactions are complete. The QI established a special purpose entity, which was determined to be a VIE (the “1031 VIE”), to hold the disposition proceeds in an escrow account and the 1031 VIE must use the proceeds to acquire replacement real property for the Company in a manner consistent with the requirements of Section 1031 of the Code. To the extent the proceeds are not used to acquire replacement real property, the 1031 VIE pays the proceeds to the Company. The Company is the primary beneficiary of the 1031 VIE as it retains essentially all economic benefits related to the 1031 VIE and directs the activities that most significantly impact the 1031 VIE’s economic performance and therefore the 1031 VIE and the related disposition proceeds are consolidated within the condensed consolidated financial statements.

The Company also holds investments in proptech venture capital funds and deposits with land banking entities that we determined are VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities. The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the carrying value of the investments in these venture capital funds was $13.3 million and $13.2 million, respectively, and the Company’s maximum exposure to loss was $14.7 million and $14.9 million, respectively, which includes all future capital funding requirements. The deposits with land banking entities are held at cost and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the carrying value of these deposits with land banking entities and the Company’s maximum exposure to loss was $0.6 million and $6.9 million, respectively.

Recent Accounting Pronouncements Not Yet Effective

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The amendments in this ASU require public entities to disclose disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. The guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied prospectively to reporting periods issued after the effective date or retrospectively to all periods presented. The Company is currently assessing the impact of the guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in this ASU remove all references to prescriptive and sequential software development stages and clarifies when an entity should begin capitalizing software costs including consideration of significant development uncertainty. The guidance is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied prospectively as of the beginning of the period of adoption, retrospectively to all periods presented with a cumulative-effect adjustment to the opening balance of retained earnings, or on a modified transition approach. The Company is currently assessing the impact of the guidance on its consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	September 30,		December 31,
	2025	2024	2024	2023
Cash and cash equivalents	$45,631	$162,477	$199,413	$59,385
Restricted cash	130,104	155,372	150,803	162,476
Total cash, cash equivalents and restricted cash	$175,735	$317,849	$350,216	$221,861

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Occupied single-family properties	$10,299,150	$10,174,136
Single-family properties leased, not yet occupied	110,982	81,154
Single-family properties in turnover process	528,062	397,850
Single-family properties recently renovated or developed	93,755	226,199
Single-family properties newly acquired and under renovation	3,944	1,260
Single-family properties in operation, net	11,035,893	10,880,599
Development land	591,424	602,147
Single-family properties under development	623,899	670,137
Single-family properties and land held for sale, net	219,637	212,808
Total real estate assets, net	$12,470,853	$12,365,691

Depreciation expense related to single-family properties was $119.9 million and $113.9 million for the three months ended September 30, 2025 and 2024, respectively, and $358.7 million and $336.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. During the three months ended September 30, 2025 and 2024, the Company disposed of single-family properties and land for aggregate net proceeds of $141.9 million and $103.1 million, respectively, which resulted in an aggregate net gain on sale of $62.5 million and $35.8 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company disposed of single-family properties and land for aggregate net proceeds of $422.2 million and $382.9 million, respectively, which resulted in an aggregate net gain on sale of $186.2 million and $165.6 million, respectively.

The Company did not identify any indicators of impairment related to single-family properties in operation or under development for the three and nine months ended September 30, 2025 and 2024. See Note 13. Fair Value for details on nonrecurring fair value measurements and impairment of single-family properties and land upon classification as held for sale.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $71.6 million and $66.0 million for the three months ended September 30, 2025 and 2024, respectively, and $185.4 million and $168.1 million for the nine months ended September 30, 2025 and 2024, respectively. Variable lease payments for fees from single-family properties were $7.9 million and $8.1 million for the three months ended September 30, 2025 and 2024, respectively, and $24.8 million and $24.2 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of September 30, 2025 (amounts in thousands):

September 30, 2025
Remaining 2025	$361,999
2026	559,902
2027	27,330
Total	$949,231

As of September 30, 2025 and December 31, 2024, rent and other receivables included $1.8 million and $3.9 million, respectively, of insurance claims receivables related to Hurricanes Milton and Helene.

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Commercial real estate, software, vehicles and FF&E, net	$109,182	$104,188
Escrow deposits, prepaid expenses and other	95,414	115,801
Consolidated land not owned	37,010	89,745
Operating lease right-of-use assets	15,709	14,729
Deferred costs and other intangibles, net	10,506	12,401
Notes receivable, net	299	515
Total	$268,120	$337,379

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $5.7 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively, and $16.6 million and $14.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Deferred leasing costs	$3,911	$3,746
Deferred financing costs	11,512	11,512
	15,423	15,258
Less: accumulated amortization	(4,917)	(2,857)
Total	$10,506	$12,401

Amortization expense related to deferred leasing costs was $1.1 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $3.3 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2025 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2025	$875	$579	$1,454
2026	907	2,300	3,207
2027	—	2,300	2,300
2028	—	2,309	2,309
2029	—	1,236	1,236
Total	$1,782	$8,724	$10,506

Note 7. Investments in Unconsolidated Joint Ventures

As of September 30, 2025, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures as of September 30, 2025 and December 31, 2024 (amounts in thousands, except percentages and property data):

	% Ownership at September 30, 2025	Completed Homes at September 30, 2025	Investments in Unconsolidated Joint Ventures
Joint Venture Description			September 30, 2025	December 31, 2024
Alaska JV	20%	153	$10,515	$15,598
Institutional Investor JV	20%	1,015	10,812	12,349
J.P. Morgan JV I	20%	2,334	81,338	104,232
J.P. Morgan JV II	20%	219	59,321	26,955
		3,721	$161,986	$159,134

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $3.6 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $10.8 million and $10.6 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations.

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

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.90% margin and matures on July 1, 2027. As of September 30, 2025, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

During the first quarter of 2025, J.P. Morgan JV I amended its existing loan agreement to increase borrowing capacity to $500.0 million. During the initial three-year term, the loan bears interest at SOFR plus a 1.50% margin and matures on January 24, 2028. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of September 30, 2025, J.P. Morgan JV I’s loan had a $458.1 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2025 and December 31, 2024 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2025	December 31, 2024
AMH 2015-SFR1 securitization	4.14%	N/A	$—	$494,868
AMH 2015-SFR2 securitization	4.36%	N/A	—	430,523
Total asset-backed securitizations			—	925,391
2028 unsecured senior notes (2)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2030 unsecured senior notes	4.95%	June 15, 2030	650,000	—
2031 unsecured senior notes (3)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	600,000
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	500,000
2035 unsecured senior notes (4)	5.08%	March 15, 2035	500,000	500,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (5)	5.19%	July 16, 2029	110,000	—
Total debt			4,910,000	5,075,391
Unamortized discounts on unsecured senior notes			(36,160)	(35,594)
Deferred financing costs, net (6)			(30,297)	(29,035)
Total debt per balance sheet			$4,843,543	$5,010,762
(1)Interest rates are rounded and as of September 30, 2025. Unless otherwise stated, interest rates are fixed percentages.
(2)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(3)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(4)The stated interest rate on the 2035 unsecured senior notes is 5.25%, which was hedged to yield an interest rate of 5.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods. The Company had approximately $4.1 million and $2.0 million committed to outstanding letters of credit that reduced our borrowing capacity as of September 30, 2025 and December 31, 2024, respectively. The revolving credit facility bears interest at SOFR plus a 0.10% spread adjustment and a margin of 0.85% as of September 30, 2025.
(6)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $1.3 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $3.9 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in gross interest, prior to interest capitalization.

Early Extinguishment of Debt

During the first quarter of 2025, the Operating Partnership paid off the $493.2 million outstanding principal on the AMH 2015-SFR1 securitization, which resulted in $0.2 million of charges related to legal and bank fees that are included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2015-SFR1 securitization also resulted in the release of the 4,661 homes pledged as collateral and $10.7 million of cash restricted for lender requirements in the first quarter of 2025 and $5.3 million of cash restricted for lender requirements in the second quarter of 2025.

During the third quarter of 2025, the Operating Partnership paid off the $426.1 million outstanding principal on the AMH 2015-SFR2 securitization, which resulted in $0.2 million of charges related to legal and bank fees that are included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2015-SFR2 securitization also resulted in the release of the 4,147 homes pledged as collateral and $12.8 million of cash restricted for lender requirements.

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

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of September 30, 2025 (amounts in thousands):

Debt Maturities
Remaining 2025	$—
2026	—
2027	—
2028	500,000
2029	510,000
Thereafter	3,900,000
Total debt	$4,910,000

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross interest cost	$61,913	$56,505	$181,715	$161,113
Capitalized interest	(13,714)	(12,894)	(41,787)	(40,247)
Interest expense	$48,199	$43,611	$139,928	$120,866

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Accrued property taxes	$188,498	$61,044
Resident security deposits	124,881	123,377
Accrued construction and maintenance liabilities	55,829	80,710
Accrued interest	50,918	65,824
Liability for consolidated land not owned	34,038	74,518
Prepaid rent	29,206	30,153
Operating lease liabilities	17,245	16,309
Accounts payable	405	96
Other accrued liabilities	70,936	69,728
Total	$571,956	$521,759

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The At-the-Market Program may be suspended or terminated by the Company at any time. During the first quarter of 2024, the Company directly issued 932,746 Class A common shares under its At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”), which was accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its At-the-Market Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. During the nine months ended September 30, 2025, no shares were issued under the At-the-Market Program. As of September 30, 2025, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2025 and 2024, we did not repurchase and retire any of our Class A common shares or preferred shares. As of September 30, 2025, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

Perpetual Preferred Shares / Units

As of September 30, 2025 and December 31, 2024, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				September 30, 2025		December 31, 2024
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	September 30, 2025	June 30, 2025	March 31, 2025	September 30, 2024	June 30, 2024	March 31, 2024
Class A and Class B common shares	$0.30	$0.30	$0.30	$0.26	$0.26	$0.26
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39	0.39	0.39

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 50,079,990 and 50,779,990, or approximately 11.9% and 12.1%, of the total 421,780,376 and 421,000,048 Class A units in the Operating Partnership as of September 30, 2025 and December 31, 2024, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1%, of the total 421,780,376 and 421,000,048 Class A units in the Operating Partnership as of September 30, 2025 and December 31, 2024, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the nine months ended September 30, 2025 and 2024 generally vest over a three-year service period. RSUs granted to non-management trustees during the nine months ended September 30, 2025 and 2024 vest over a one-year service period.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the nine months ended September 30, 2025 and 2024 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2025 through December 31, 2027 for PSUs granted during the nine months ended September 30, 2025 and from January 1, 2024 through December 31, 2026 for PSUs granted during the nine months ended September 30, 2024. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Options outstanding at beginning of period	329,500	522,675
Granted	—	—
Exercised	(126,500)	(132,675)
Forfeited	—	—
Options outstanding at end of period	203,000	390,000
Options exercisable at end of period	203,000	390,000

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
RSUs outstanding at beginning of period	1,187,544	1,090,522
Granted	480,892	694,324
Vested	(558,380)	(553,517)
Forfeited	(28,608)	(37,444)
RSUs outstanding at end of period	1,081,448	1,193,885

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
PSUs outstanding at beginning of period (1)	677,298	520,219
Granted (1)	227,616	254,157
Adjustment for performance achievement (2)	170,757	75,109
Vested	(370,854)	(167,428)
Forfeited (1)	(4,044)	(4,759)
PSUs outstanding at end of period (1)	700,773	677,298
(1)Represents target shares at grant date.
(2)Represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance periods ended December 31, 2024 and 2023, which was determined and vested during the nine months ended September 30, 2025 and 2024, respectively.

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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expense	$3,917	$3,601	$12,771	$17,999
Property management expenses	864	1,043	3,247	3,827
Acquisition and other transaction costs	1,444	1,099	4,341	4,326
Total noncash share-based compensation expense	$6,225	$5,743	$20,359	$26,152

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$116,801	$87,640	$369,138	$324,269
Less:
Noncontrolling interest	13,618	10,333	43,458	38,559
Dividends on preferred shares	3,486	3,486	10,458	10,458
Allocation to participating securities (1)	320	313	1,009	963
Numerator for income per common share–basic and diluted	$99,377	$73,508	$314,213	$274,289

Denominator:
Weighted-average common shares outstanding–basic	371,248,842	366,981,466	370,721,279	366,757,369
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	332,069	619,170	363,047	537,610
Weighted-average common shares outstanding–diluted (3)	371,580,911	367,600,636	371,084,326	367,294,979

Net income per common share:
Basic	$0.27	$0.20	$0.85	$0.75
Diluted	$0.27	$0.20	$0.85	$0.75
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three and nine months ended September 30, 2025 and 2024 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three and nine months ended September 30, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$116,801	$87,640	$369,138	$324,269
Less:
Preferred distributions	3,486	3,486	10,458	10,458
Allocation to participating securities (1)	320	313	1,009	963
Numerator for income per common unit–basic and diluted	$112,995	$83,841	$357,671	$312,848

Denominator:
Weighted-average common units outstanding–basic	421,981,257	418,358,446	421,831,592	418,134,349
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contract (2)	332,069	619,170	363,047	537,610
Weighted-average common units outstanding–diluted	422,313,326	418,977,616	422,194,639	418,671,959

Net income per common unit:
Basic	$0.27	$0.20	$0.85	$0.75
Diluted	$0.27	$0.20	$0.85	$0.75
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the three and nine months ended September 30, 2025 and 2024 and the dilutive effect of a forward sale equity contract under the treasury stock method for the three and nine months ended September 30, 2024 (see Note 10. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2015-SFR1 securitization, net	$—	$—	$494,635	$496,776
AMH 2015-SFR2 securitization, net	—	—	429,709	432,316
Total asset-backed securitizations, net	—	—	924,344	929,092
2028 unsecured senior notes, net	498,126	499,365	497,534	488,265
2029 unsecured senior notes, net	398,088	407,052	397,665	397,064
2030 unsecured senior notes, net	641,813	662,032	—	—
2031 unsecured senior notes, net	443,990	399,155	443,210	376,947
2032 unsecured senior notes, net	587,000	562,464	585,509	537,174
2034 unsecured senior notes I, net	595,082	620,250	594,640	597,504
2034 unsecured senior notes II, net	493,856	515,310	493,336	496,185
2035 unsecured senior notes, net	493,697	505,805	493,150	487,335
2051 unsecured senior notes, net	292,038	203,853	291,807	198,174
2052 unsecured senior notes, net	289,853	240,711	289,567	234,258
Total unsecured senior notes, net	4,733,543	4,615,997	4,086,418	3,812,906
Revolving credit facility	110,000	110,000	—	—
Total debt	$4,843,543	$4,725,997	$5,010,762	$4,741,998

Recurring Fair Value Measurements

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

Nonrecurring Fair Value Measurements

Single-family properties and land lots classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell and are presented separately in single-family properties and land held for sale, net within the condensed consolidated balance sheets. The fair values were classified as Level 3 in the fair value hierarchy as their fair values were estimated using unobservable inputs based on the estimated sales prices derived from third-party automated valuation models upon classification as held for sale. Impairment charges are included in gain on sale and impairment of single-family properties and other, net within the condensed consolidated statements of operations.

The following table summarizes single-family properties and land for which the Company has recorded impairments in the condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Pre-impairment carrying value	$43,224	$40,215	$98,213	$49,545
Total impairments	(5,663)	(3,176)	(15,974)	(6,498)
Fair value	$37,561	$37,039	$82,239	$43,047

Note 14. Related Party Transactions

As of September 30, 2025 and December 31, 2024, affiliates owned approximately 12.3% and 12.4%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 49,372,165 and 50,622,165 Class A units as of September 30, 2025 and December 31, 2024, respectively) an approximate 22.7% and 23.0% interest as of September 30, 2025 and December 31, 2024, respectively.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of September 30, 2025, the Company had commitments to acquire one single-family property through its traditional acquisition channel for a purchase price of $0.3 million, as well as $125.1 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of September 30, 2025, the Company had sales in escrow for 222 of our single-family properties and 501 of our land lots for an aggregate selling price of $111.6 million.

As of September 30, 2025, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $183.9 million.

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

In addition to the revenues and significant segment expenses included within the condensed consolidated statements of operations, the following table presents significant segment expenses regularly provided to the CODM within property operating expenses for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Property operating expenses
Property tax expense	$67,037	$62,942	$200,096	$191,556
HOA fees	7,308	6,913	21,471	19,965
Repairs and maintenance and turnover costs	102,465	97,038	273,317	251,044
Insurance	4,794	5,138	14,339	14,863
Total property operating expenses	$181,604	$172,031	$509,223	$477,428

The table below summarizes the components and significant expense categories included in Core NOI and regularly provided to the CODM for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Core revenues	$405,621	$377,440	$1,206,082	$1,119,781

Core property operating expenses
Property tax expense	67,037	62,942	200,096	191,556
HOA fees, net of tenant charge-backs	7,308	6,913	21,471	19,965
Repairs and maintenance and turnover costs, net of tenant charge-backs	32,102	31,449	91,191	84,558
Insurance	4,794	5,138	14,339	14,863
Property management expenses, net of tenant charge-backs and excluding share-based compensation	30,040	28,904	91,695	86,093
Total core property operating expenses	141,281	135,346	418,792	397,035

Core NOI	$264,340	$242,094	$787,290	$722,746

Reconciliation of core revenues to rents and other single-family property revenues
Core revenues	$405,621	$377,440	$1,206,082	$1,119,781
Tenant charge-backs	72,843	67,615	189,161	172,323
Rents and other single-family property revenues	$478,464	$445,055	$1,395,243	$1,292,104

Reconciliation of Core NOI to net income
Core NOI	$264,340	$242,094	$787,290	$722,746
Noncash share-based compensation - property management	(864)	(1,043)	(3,247)	(3,827)
General and administrative expense	(20,503)	(19,247)	(60,182)	(62,825)
Interest expense	(48,199)	(43,611)	(139,928)	(120,866)
Acquisition and other transaction costs	(3,661)	(2,605)	(9,377)	(8,866)
Depreciation and amortization	(126,656)	(119,691)	(378,523)	(353,020)
Hurricane-related charges, net	—	(3,904)	—	(3,904)
Loss on early extinguishment of debt	(180)	(5,306)	(396)	(6,323)
Gain on sale and impairment of single-family properties and other, net	47,620	32,697	161,544	145,490
Other income and expense, net	4,904	8,256	11,957	15,664
Net income	$116,801	$87,640	$369,138	$324,269

Note 17. Subsequent Events

Subsequent Acquisitions

From October 1, 2025 through October 23, 2025, the Company added 131 single-family properties to its portfolio for a total cost of approximately $53.8 million, which included 130 newly constructed properties delivered through our AMH Development Program and one property acquired through our traditional acquisition channel.

Subsequent Dispositions

From October 1, 2025 through October 23, 2025, the Company disposed of 159 single-family properties for aggregate net proceeds of approximately $49.4 million.

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

As of September 30, 2025, we owned 61,692 single-family properties in select submarkets of metropolitan statistical areas in 24 states, including 1,028 properties held for sale, compared to 61,336 single-family properties in 24 states, including 805 properties held for sale, as of December 31, 2024 and 59,902 single-family properties in 21 states, including 1,003 properties held for sale, as of September 30, 2024. As of September 30, 2025, 57,061 of our total properties (excluding properties held for sale) were occupied, compared to 57,486 of our total properties (excluding properties held for sale) as of December 31, 2024 and 55,726 of our total properties (excluding properties held for sale) as of September 30, 2024. Also, as of September 30, 2025, the Company had an additional 3,721 properties held in unconsolidated joint ventures, compared to 3,376 properties held in unconsolidated joint ventures as of December 31, 2024 and 3,271 properties held in unconsolidated joint ventures as of September 30, 2024. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of September 30, 2025:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	6,013	9.9%	$1,444.8	10.1%	$240,282	2,197	17.5	2017
Charlotte, NC	4,257	7.0%	993.8	6.9%	233,471	2,119	18.7	2016
Dallas-Fort Worth, TX	3,725	6.1%	667.6	4.7%	179,224	2,082	21.2	2014
Nashville, TN	3,401	5.6%	900.8	6.3%	264,864	2,123	16.8	2016
Jacksonville, FL	3,376	5.6%	796.2	5.6%	235,884	1,930	14.4	2017
Phoenix, AZ	3,305	5.4%	753.0	5.3%	227,866	1,859	19.7	2016
Indianapolis, IN	3,009	5.0%	549.9	3.8%	182,740	1,931	22.4	2015
Tampa, FL	3,099	5.1%	786.0	5.5%	253,672	1,959	14.7	2017
Las Vegas, NV	2,701	4.5%	862.5	6.0%	319,296	1,971	10.6	2018
Houston, TX	2,302	3.8%	420.6	2.9%	182,713	2,064	19.7	2015
Raleigh, NC	2,160	3.6%	444.5	3.1%	205,805	1,899	19.0	2015
Columbus, OH	2,232	3.7%	479.0	3.3%	214,622	1,902	21.3	2016
Orlando, FL	2,211	3.6%	558.0	3.9%	252,418	1,946	16.3	2017
Cincinnati, OH	2,098	3.5%	423.0	3.0%	201,615	1,842	22.7	2014
Salt Lake City, UT	1,930	3.2%	595.2	4.2%	308,431	2,242	18.5	2016
Charleston, SC	1,653	2.7%	406.8	2.8%	246,128	1,962	13.4	2017
Greater Chicago area, IL and IN	1,508	2.5%	294.7	2.1%	195,395	1,870	24.1	2013
San Antonio, TX	1,156	1.9%	237.6	1.7%	205,575	1,910	16.2	2016
Boise, ID	1,100	1.8%	352.3	2.5%	320,300	1,882	10.8	2018
Savannah/Hilton Head, SC	1,043	1.7%	230.2	1.6%	220,717	1,885	16.5	2017
All Other (2)	8,385	13.8%	2,138.0	14.7%	254,979	1,946	17.9	2017
Total/Average	60,664	100.0%	$14,334.5	100.0%	$236,294	1,999	17.9	2016
(1)Excludes 1,028 single-family properties held for sale as of September 30, 2025.
(2)Represents 16 markets in 15 states.

The following table summarizes certain key leasing metrics as of September 30, 2025:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	95.0%	$2,334	12.5	6.3	2.8%
Charlotte, NC	95.7%	2,272	12.5	6.3	3.8%
Dallas-Fort Worth, TX	95.6%	2,347	12.4	6.2	2.5%
Nashville, TN	95.8%	2,422	12.3	6.4	3.1%
Jacksonville, FL	95.1%	2,226	12.4	6.1	2.4%
Phoenix, AZ	94.6%	2,183	12.0	5.8	2.7%
Indianapolis, IN	96.3%	1,972	12.6	6.2	5.3%
Tampa, FL	93.7%	2,498	12.4	6.2	3.2%
Las Vegas, NV	93.8%	2,383	12.6	6.4	2.2%
Houston, TX	95.8%	2,121	12.4	6.3	3.1%
Raleigh, NC	95.9%	2,110	12.6	6.4	3.1%
Columbus, OH	96.2%	2,309	12.5	6.4	6.3%
Orlando, FL	95.4%	2,442	12.2	6.2	2.3%
Cincinnati, OH	96.4%	2,253	12.6	6.3	6.0%
Salt Lake City, UT	95.8%	2,530	12.3	6.2	4.8%
Charleston, SC	93.2%	2,373	12.4	6.3	3.2%
Greater Chicago area, IL and IN	96.7%	2,620	12.5	6.1	7.8%
San Antonio, TX	93.7%	1,947	12.5	6.5	0.6%
Boise, ID	94.7%	2,325	12.3	6.4	3.6%
Savannah/Hilton Head, SC	94.8%	2,350	12.3	5.9	4.2%
All Other (6)	94.9%	2,346	12.6	6.3	4.1%
Total/Average	95.2%	$2,306	12.4	6.3	3.6%
(1)Excludes 1,028 single-family properties held for sale as of September 30, 2025.
(2)For the three months ended September 30, 2025, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended September 30, 2025, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended September 30, 2025, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

During the three months ended September 30, 2025, we developed or acquired 587 homes, including 539 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 48 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 519 homes identified for sale. During the three months ended September 30, 2025, we also developed an additional 112 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 651 total home deliveries through our AMH Development Program.

During the nine months ended September 30, 2025, we developed or acquired 1,530 homes, including 1,464 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 66 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 1,397 homes identified for sale. During the nine months ended September 30, 2025, we also developed an additional 368 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 1,832 total home deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of September 30, 2025 and December 31, 2024, there were 1,028 and 805 properties, respectively, as well as certain land lots, classified as held for sale. During the three and nine months ended September 30, 2025, we sold 395 and 1,181 properties, respectively. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 3.5% for the three months ended September 30, 2025, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 7.3% and 7.9% during the three months ended September 30, 2025 and 2024, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 3.9% for the nine months ended September 30, 2025, and we experienced turnover rates of 21.5% and 21.7% during the nine months ended September 30, 2025 and 2024, respectively.

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

Results of Operations

Net income totaled $116.8 million for the three months ended September 30, 2025, compared to $87.6 million for the three months ended September 30, 2024. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses and higher net gains on property sales. Net income totaled $369.1 million for the nine months ended September 30, 2025, compared to $324.3 million for the nine months ended September 30, 2024. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses and higher net gains on property sales.

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

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended September 30,
	2025	2024
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$478,464	$445,055
Tenant charge-backs	(72,843)	(67,615)
Core revenues	405,621	377,440
Less: Non-Same-Home core revenues	(47,795)	(32,705)
Same-Home core revenues	$357,826	$344,735

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$181,604	$172,031
Property management expenses	33,384	31,973
Noncash share-based compensation - property management	(864)	(1,043)
Expenses reimbursed by tenant charge-backs	(72,843)	(67,615)
Core property operating expenses	141,281	135,346
Less: Non-Same-Home core property operating expenses	(18,244)	(15,169)
Same-Home core property operating expenses	$123,037	$120,177

Core NOI and Same-Home Core NOI
Net income	$116,801	$87,640
Hurricane-related charges, net	—	3,904
Loss on early extinguishment of debt	180	5,306
Gain on sale and impairment of single-family properties and other, net	(47,620)	(32,697)
Depreciation and amortization	126,656	119,691
Acquisition and other transaction costs	3,661	2,605
Noncash share-based compensation - property management	864	1,043
Interest expense	48,199	43,611
General and administrative expense	20,503	19,247
Other income and expense, net	(4,904)	(8,256)
Core NOI	264,340	242,094
Less: Non-Same-Home Core NOI	(29,551)	(17,536)
Same-Home Core NOI	$234,789	$224,558

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended September 30, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$352,997		$47,497		$400,494
Fees from single-family properties	8,179		1,277		9,456
Bad debt	(3,350)		(979)		(4,329)
Core revenues	357,826		47,795		405,621

Property tax expense	58,955	16.5%	8,082	16.9%	67,037	16.5%
HOA fees, net (2)	6,671	1.9%	637	1.3%	7,308	1.8%
R&M and turnover costs, net (2)	27,951	7.8%	4,151	8.7%	32,102	7.9%
Insurance	4,147	1.2%	647	1.4%	4,794	1.2%
Property management expenses, net (3)	25,313	7.0%	4,727	9.9%	30,040	7.4%
Core property operating expenses	123,037	34.4%	18,244	38.2%	141,281	34.8%

Core NOI	$234,789	65.6%	$29,551	61.8%	$264,340	65.2%

	For the Three Months Ended September 30, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$341,556		$32,943		$374,499
Fees from single-family properties	7,264		820		8,084
Bad debt	(4,085)		(1,058)		(5,143)
Core revenues	344,735		32,705		377,440

Property tax expense	57,319	16.6%	5,623	17.2%	62,942	16.7%
HOA fees, net (2)	6,271	1.8%	642	2.0%	6,913	1.8%
R&M and turnover costs, net (2)	27,348	7.9%	4,101	12.5%	31,449	8.3%
Insurance	4,399	1.3%	739	2.3%	5,138	1.4%
Property management expenses, net (3)	24,840	7.3%	4,064	12.4%	28,904	7.7%
Core property operating expenses	120,177	34.9%	15,169	46.4%	135,346	35.9%

Core NOI	$224,558	65.1%	$17,536	53.6%	$242,094	64.1%
(1)Includes 53,412 properties that have been stabilized longer than 90 days prior to January 1, 2024.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 7.5% to $478.5 million for the three months ended September 30, 2025 from $445.1 million for the three months ended September 30, 2024. Revenue growth was driven by an increase in our average occupied portfolio which grew to 57,689 homes for the three months ended September 30, 2025, compared to 56,198 homes for the three months ended September 30, 2024, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 5.6% to $181.6 million for the three months ended September 30, 2025 from $172.0 million for the three months ended September 30, 2024. The increase was primarily driven by (i) growth in our portfolio which resulted in increases in R&M and turnover costs and (ii) annual increases in property tax expense.

Property Management Expenses

Property management expenses for the three months ended September 30, 2025 and 2024 were $33.4 million and $32.0 million, respectively, which included $0.9 million and $1.0 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to growth in our portfolio.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 3.8% to $357.8 million for the three months ended September 30, 2025 from $344.7 million for the three months ended September 30, 2024. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 3.5% to $2,296 per month for the three months ended September 30, 2025 compared to $2,218 per month for the three months ended September 30, 2024, as well as higher fees from single-family properties and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 95.9% for the three months ended September 30, 2025 compared to 96.1% for the three months ended September 30, 2024.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 2.4% to $123.0 million for the three months ended September 30, 2025 from $120.2 million for the three months ended September 30, 2024 primarily driven by annual increases in property tax expense and partially offset by effective cost controls benefitted by the Company’s lease expiration management initiative, which was designed to shift lease expiration volume to the first half of the year to better align with the peak leasing season.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended September 30, 2025 and 2024 was $20.5 million and $19.2 million, respectively, which included $3.9 million and $3.6 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily due to an increase in information technology costs to support growth in our business as well as an increase in noncash share-based compensation expense.

Interest Expense

Interest expense increased 10.5% to $48.2 million for the three months ended September 30, 2025 from $43.6 million for the three months ended September 30, 2024. The increase was primarily due to additional interest from the issuances of unsecured senior notes in December 2024 and May 2025, partially offset by lower interest expense resulting from the payoffs of the AMH 2014-SFR3 securitization in August 2024 and the AMH 2015-SFR1 securitization in March 2025.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the disposal of certain properties or portfolios of properties, or costs associated with land transactions, which do not qualify for capitalization. Acquisition and other transaction costs for the three months ended September 30, 2025 and 2024 were $3.7 million and $2.6 million, respectively, which included $1.4 million and $1.1 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The increase in acquisition and other transaction costs was primarily due to an increase in costs associated with land transactions that did not qualify for capitalization as well as an increase in noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 5.8% to $126.7 million for the three months ended September 30, 2025 from $119.7 million for the three months ended September 30, 2024 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

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

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended September 30, 2025 and 2024 was $47.6 million and $32.7 million, respectively, which included $5.7 million and $3.2 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The increase was primarily related to higher net gains on property sales.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the three months ended September 30, 2025 and 2024 was $0.2 million and $5.3 million, respectively. The decrease was primarily due to lower charges incurred related to the payoff of the AMH 2015-SFR2 securitization in September 2025 compared to charges incurred related to the termination of our previous revolving credit facility in July 2024 and the payoff of the AMH 2014-SFR3 securitization in August 2024.

Other Income and Expense, net

Other income and expense, net for the three months ended September 30, 2025 and 2024 was $4.9 million and $8.3 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The decrease was primarily due to lower interest income.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,395,243	$1,292,104
Tenant charge-backs	(189,161)	(172,323)
Core revenues	1,206,082	1,119,781
Less: Non-Same-Home core revenues	(138,545)	(94,991)
Same-Home core revenues	$1,067,537	$1,024,790

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$509,223	$477,428
Property management expenses	101,977	95,757
Noncash share-based compensation - property management	(3,247)	(3,827)
Expenses reimbursed by tenant charge-backs	(189,161)	(172,323)
Core property operating expenses	418,792	397,035
Less: Non-Same-Home core property operating expenses	(54,176)	(43,918)
Same-Home core property operating expenses	$364,616	$353,117

Core NOI and Same-Home Core NOI
Net income	$369,138	$324,269
Hurricane-related charges, net	—	3,904
Loss on early extinguishment of debt	396	6,323
Gain on sale and impairment of single-family properties and other, net	(161,544)	(145,490)
Depreciation and amortization	378,523	353,020
Acquisition and other transaction costs	9,377	8,866
Noncash share-based compensation - property management	3,247	3,827
Interest expense	139,928	120,866
General and administrative expense	60,182	62,825
Other income and expense, net	(11,957)	(15,664)
Core NOI	787,290	722,746
Less: Non-Same-Home Core NOI	(84,369)	(51,073)
Same-Home Core NOI	$702,921	$671,673

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Nine Months Ended September 30, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,051,672		$137,691		$1,189,363
Fees from single-family properties	24,577		3,811		28,388
Bad debt	(8,712)		(2,957)		(11,669)
Core revenues	1,067,537		138,545		1,206,082

Property tax expense	176,223	16.5%	23,873	17.2%	200,096	16.6%
HOA fees, net (2)	19,279	1.8%	2,192	1.6%	21,471	1.8%
R&M and turnover costs, net (2)	79,049	7.4%	12,142	8.8%	91,191	7.6%
Insurance	12,474	1.2%	1,865	1.3%	14,339	1.2%
Property management expenses, net (3)	77,591	7.3%	14,104	10.2%	91,695	7.5%
Core property operating expenses	364,616	34.2%	54,176	39.1%	418,792	34.7%

Core NOI	$702,921	65.8%	$84,369	60.9%	$787,290	65.3%

	For the Nine Months Ended September 30, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,012,730		$95,232		$1,107,962
Fees from single-family properties	21,681		2,548		24,229
Bad debt	(9,621)		(2,789)		(12,410)
Core revenues	1,024,790		94,991		1,119,781

Property tax expense	173,369	16.9%	18,187	19.2%	191,556	17.1%
HOA fees, net (2)	18,214	1.8%	1,751	1.8%	19,965	1.8%
R&M and turnover costs, net (2)	73,824	7.2%	10,734	11.3%	84,558	7.6%
Insurance	13,019	1.3%	1,844	1.9%	14,863	1.3%
Property management expenses, net (3)	74,691	7.3%	11,402	12.0%	86,093	7.7%
Core property operating expenses	353,117	34.5%	43,918	46.2%	397,035	35.5%

Core NOI	$671,673	65.5%	$51,073	53.8%	$722,746	64.5%
(1)Includes 53,412 properties that have been stabilized longer than 90 days prior to January 1, 2024.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 8.0% to $1.4 billion for the nine months ended September 30, 2025 from $1.3 billion for the nine months ended September 30, 2024. Revenue growth was driven by an increase in our average occupied portfolio which grew to 57,778 homes for the nine months ended September 30, 2025, compared to 56,131 homes for the nine months ended September 30, 2024, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 6.7% to $509.2 million for the nine months ended September 30, 2025 from $477.4 million for the nine months ended September 30, 2024. The increase was primarily driven by (i) growth in our portfolio which resulted in increases in R&M and turnover costs and (ii) annual increases in property tax expense.

Property Management Expenses

Property management expenses for the nine months ended September 30, 2025 and 2024 were $102.0 million and $95.8 million, respectively, which included $3.2 million and $3.8 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 4.2% to $1.1 billion for the nine months ended September 30, 2025 from $1.0 billion for the nine months ended September 30, 2024. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 3.9% to $2,274 per month for the nine months ended September 30, 2025 compared to $2,188 per month for the nine months ended September 30, 2024, as well as higher fees from single-family properties and lower uncollectible rents, partially offset by a decrease in Average Occupied Days Percentage, which was 96.2% for the nine months ended September 30, 2025 compared to 96.3% for the nine months ended September 30, 2024.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 3.3% to $364.6 million for the nine months ended September 30, 2025 from $353.1 million for the nine months ended September 30, 2024 primarily driven by annual increases in property tax expense.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the nine months ended September 30, 2025 and 2024 was $60.2 million and $62.8 million, respectively, which included $12.8 million and $18.0 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The decrease in general and administrative expense was primarily due to a decrease in noncash share-based compensation expense partially offset by increases in information technology costs and personnel related expenses to support growth in our business.

Interest Expense

Interest expense increased 15.8% to $139.9 million for the nine months ended September 30, 2025 from $120.9 million for the nine months ended September 30, 2024. The increase was primarily due to additional interest from the issuances of unsecured senior notes in January 2024, June 2024, December 2024 and May 2025, partially offset by lower interest expense resulting from the payoffs of the AMH 2014-SFR2 securitization in February 2024, the AMH 2014-SFR3 securitization in August 2024 and the AMH 2015-SFR1 securitization in March 2025.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the disposal of certain properties or portfolios of properties, or costs associated with land transactions, which do not qualify for capitalization. Acquisition and other transaction costs for the nine months ended September 30, 2025 and 2024 were $9.4 million and $8.9 million, respectively, which included $4.3 million of noncash share-based compensation expense in each period related to employees in these functions. The increase in acquisition and other transaction costs was primarily due to an increase in costs associated with land transactions that did not qualify for capitalization.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 7.2% to $378.5 million for the nine months ended September 30, 2025 from $353.0 million for the nine months ended September 30, 2024 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

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

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the nine months ended September 30, 2025 and 2024 was $161.5 million and $145.5 million, respectively, which included $16.0 million and $6.5 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The increase was primarily related to higher net gains on property sales.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the nine months ended September 30, 2025 and 2024 was $0.4 million and $6.3 million, respectively. The decrease was primarily due to lower charges incurred related to the payoffs of the AMH 2015-SFR1 securitization in March 2025 and the AMH 2015-SFR2 securitization in September 2025 compared to charges incurred related to the termination of our previous revolving credit facility in July 2024 and the payoffs of the AMH 2014-SFR2 securitization in February 2024 and the AMH 2014-SFR3 securitization in August 2024.

Other Income and Expense, net

Other income and expense, net for the nine months ended September 30, 2025 and 2024 was $12.0 million and $15.7 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated joint ventures, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The decrease was primarily due to lower interest income.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report. There have been no material changes to these estimates during the nine months ended September 30, 2025.

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

Our liquidity and capital resources as of September 30, 2025 included $45.6 million of cash and cash equivalents. Additionally, as of September 30, 2025, we had $110.0 million of outstanding borrowings and $4.1 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $1.14 billion of remaining borrowing capacity. During the nine months ended September 30, 2025, the Company issued $650.0 million of 4.950% unsecured senior notes with a maturity date of June 15, 2030 (the “2030 Notes”), raising net proceeds of $642.5 million before offering costs of $1.3 million. Under our At-the-Market Program discussed below, we also had $753.7 million remaining available for future share issuances as of September 30, 2025. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

Uses of Capital

Our expected material cash requirements over the next twelve months consist of (i) contractually obligated expenditures, including interest payments, (ii) other essential expenditures, including property operating expenses, HOA fees (as applicable), real estate taxes, maintenance capital expenditures, general and administrative expenses and dividends on our equity securities including those paid in accordance with REIT distribution requirements, and (iii) opportunistic expenditures, including to pay for the acquisition, development and renovation of our properties and repurchases of our securities.

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, operating lease obligations and purchase commitments to acquire single-family properties and land for our AMH Development Program. During the nine months ended September 30, 2025, we repaid all amounts due under the AMH 2015-SFR1 and AMH 2015-SFR2 securitizations. Except as described in Note 8. Debt, Note 9. Accounts Payable and Accrued Expenses, Note 15. Commitments and Contingencies and Note 17. Subsequent Events to our condensed consolidated financial statements in this report, there have been no other material changes outside the ordinary course of business to our other known contractual obligations described in “Liquidity and Capital Resources” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$718,515	$709,348	$9,167
Net cash used for investing activities	(280,631)	(293,048)	12,417
Net cash used for financing activities	(612,365)	(320,312)	(292,053)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(174,481)	$95,988	$(270,469)

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities increased $9.2 million, or 1.3%, from $709.3 million for the nine months ended September 30, 2024 to $718.5 million for the nine months ended September 30, 2025, primarily due to increased cash inflows generated from a larger number of occupied properties and higher rental rates, partially offset by higher cash outflows for property related expenses as well as changes in working capital primarily related to the timing of payments for accounts payable and accrued expenses.

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

Net cash used for investing activities decreased $12.4 million, or 4.2%, from $293.0 million for the nine months ended September 30, 2024 to $280.6 million for the nine months ended September 30, 2025. The decrease was primarily attributable to (i) a $59.6 million decrease in cash outflows for the addition of single-family properties to our portfolio, primarily for our AMH Development Program, as a result of the timing of development-related payments, (ii) a $39.3 million increase in net proceeds received from sales of single-family properties and other resulting from an increase in properties sold and (iii) $2.4 million in proceeds received from storm-related insurance claims during the nine months ended September 30, 2025. These changes were partially offset by (i) a $48.6 million decrease in distributions from joint ventures, net of contributions, primarily due to lower cash distributions received with respect to our property and land contributions, (ii) $25.7 million of nonrecurring cash proceeds received during the nine months ended September 30, 2024 for our AMH 2014-SFR2 Class F asset-backed securitization certificates, (iii) a $13.2 million increase in cash outflows for recurring and other capital expenditures and renovations to single-family properties due to growth in our portfolio and (iv) a $2.0 million increase in cash outflows for other investing activities.

Financing Activities

Net cash used for financing activities increased $292.1 million, or 91.2%, from $320.3 million for the nine months ended September 30, 2024 to $612.4 million for the nine months ended September 30, 2025. The increase was primarily attributable to (i) a $434.5 million decrease in proceeds from unsecured senior notes, net of discounts and deferred financing costs paid, from the issuance of the 2030 Notes (see below) during the nine months ended September 30, 2025 compared to two issuances of unsecured senior notes during the nine months ended September 30, 2024, (ii) a $54.3 million increase in distributions paid to common share and unit holders resulting from a 15% increase in distributions paid per common share and unit during the nine months ended September 30, 2025 and (iii) $33.2 million in nonrecurring proceeds from the issuance of Class A common shares, net of offering costs, during the nine months ended September 30, 2024. These changes were partially offset by (i) activity under our revolving credit facility, which resulted in $110.0 million of net cash inflows during the nine months ended September 30, 2025 compared to $90.0 million of net cash outflows during the nine months ended September 30, 2024, (ii) a $23.0 million decrease in payments on asset-backed securitizations resulting from the payoffs of the AMH 2015-SFR1 and AMH 2015-SFR2 securitizations during the nine months ended September 30, 2025 compared to the payoffs of the AMH 2014-SFR2 and AMH 2014-SFR3 securitizations during the nine months ended September 30, 2024 and (iii) a $9.7 million decrease in payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program.

Early Extinguishment of Debt

During the first quarter of 2025, the Operating Partnership paid off the $493.2 million outstanding principal on the AMH 2015-SFR1 securitization, which resulted in $0.2 million of charges related to legal and bank fees that are included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2015-SFR1 securitization also resulted in the release of the 4,661 homes pledged as collateral and $10.7 million of cash restricted for lender requirements in the first quarter of 2025 and $5.3 million of cash restricted for lender requirements in the second quarter of 2025.

During the third quarter of 2025, the Operating Partnership paid off the $426.1 million outstanding principal on the AMH 2015-SFR2 securitization, which resulted in $0.2 million of charges related to legal and bank fees that are included in loss on early extinguishment of debt within the condensed consolidated statements of operations. The payoff of the AMH 2015-SFR2 securitization also resulted in the release of the 4,147 homes pledged as collateral and $12.8 million of cash restricted for lender requirements.

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

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, (iii) to acquire and renovate single-family properties and for related activities in accordance with the Company’s business strategy and (iv) for working capital and general corporate purposes, including repurchases of the Company’s securities, acquisitions of additional properties, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the first quarter of 2024, the Company directly issued 932,746 Class A common shares under its At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”) to offer 2,987,024 Class A common shares on a forward basis under its At-the-Market Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. During the nine months ended September 30, 2025, no shares were issued under the At-the-Market Program. As of September 30, 2025, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

The Company’s board of trustees authorized the establishment of our share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2025 and 2024, we did not repurchase and retire any of our Class A common shares or preferred shares. As of September 30, 2025, we had a remaining repurchase authorization of up to $265.1 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the program.

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

During the nine months ended September 30, 2025 and 2024, the Company distributed an aggregate $391.9 million and $337.5 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$99,697	$73,821	$315,222	$275,252
Adjustments:
Noncontrolling interests in the Operating Partnership	13,618	10,333	43,458	38,559
Gain on sale and impairment of single-family properties and other, net	(47,620)	(32,697)	(161,544)	(145,490)
Adjustments for unconsolidated real estate joint ventures	1,918	1,116	5,223	3,909
Depreciation and amortization	126,656	119,691	378,523	353,020
Less: depreciation and amortization of non-real estate assets	(5,696)	(4,930)	(16,572)	(14,354)
FFO attributable to common share and unit holders (1)	$188,573	$167,334	$564,310	$510,896
Adjustments:
Acquisition, other transaction costs and other	3,158	2,605	8,693	8,866
Noncash share-based compensation - general and administrative	3,917	3,601	12,771	17,999
Noncash share-based compensation - property management	864	1,043	3,247	3,827
Hurricane-related charges, net	—	3,904	—	3,904
Loss on early extinguishment of debt	180	5,306	396	6,323
Core FFO attributable to common share and unit holders (1)	$196,692	$183,793	$589,417	$551,815
Recurring Capital Expenditures	(20,399)	(23,088)	(57,743)	(58,615)
Leasing costs	(765)	(995)	(3,102)	(2,832)
Adjusted FFO attributable to common share and unit holders (1)	$175,528	$159,710	$528,572	$490,368
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$116,801	$87,640	$369,138	$324,269
Interest expense	48,199	43,611	139,928	120,866
Depreciation and amortization	126,656	119,691	378,523	353,020
EBITDA	$291,656	$250,942	$887,589	$798,155

Gain on sale and impairment of single-family properties and other, net	(47,620)	(32,697)	(161,544)	(145,490)
Adjustments for unconsolidated real estate joint ventures	1,918	1,116	5,223	3,909
EBITDAre	$245,954	$219,361	$731,268	$656,574

Noncash share-based compensation - general and administrative	3,917	3,601	12,771	17,999
Noncash share-based compensation - property management	864	1,043	3,247	3,827
Acquisition, other transaction costs and other	3,158	2,605	8,693	8,866
Hurricane-related charges, net	—	3,904	—	3,904
Loss on early extinguishment of debt	180	5,306	396	6,323
Adjusted EBITDAre	$254,073	$235,820	$756,375	$697,493

Recurring Capital Expenditures	(20,399)	(23,088)	(57,743)	(58,615)
Leasing costs	(765)	(995)	(3,102)	(2,832)
Fully Adjusted EBITDAre	$232,909	$211,737	$695,530	$636,046

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the nine months ended September 30, 2025, the Company borrowed $520.0 million and paid down $410.0 million on its revolving credit facility, resulting in $110.0 million of outstanding variable rate debt as of September 30, 2025. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

As of September 30, 2025, assuming no change in the outstanding balance of our existing variable rate debt, which bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 0.10% spread adjustment and a margin of 0.85%, a hypothetical 100 basis point increase or decrease in the SOFR would increase or decrease our projected annual interest expense by approximately $1.1 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: October 30, 2025

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian Reitz

Brian Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: October 30, 2025