Form 10-K
period 2025-12-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2026-02-20
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
    American Homes 4 Rent Yes ☒    No ☐            American Homes 4 Rent, L.P. Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
    American Homes 4 Rent Yes ☐    No ☒            American Homes 4 Rent, L.P. Yes ☐    No ☒
The aggregate market value of American Homes 4 Rent’s Class A common shares held by non-affiliates of the registrant was approximately $11.7 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2025. There is no public trading market for the common units of limited partnership interest of American Homes 4 Rent, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of American Homes 4 Rent, L.P. cannot be determined.
There were 363,141,211 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on February 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. We expect to file our proxy statement within 120 days after December 31, 2025.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of December 31, 2025 owned approximately 87.9% of the common partnership interest in, the Operating Partnership. The remaining 12.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

These and other important factors, including those discussed or incorporated by reference under Part I, “Item 1. Business,” Part I, “Item 1A. Risk Factors,” Part I, “Item 1C. Cybersecurity,” Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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
ii

PART I

ITEM 1. BUSINESS

Overview

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. We are focused on developing, renovating, leasing and managing single-family homes as rental properties. We commenced operations in November 2012.

Our geographically diversified portfolio of single-family homes has evolved into a nationally recognized brand that is well-known for quality, value and resident satisfaction and is well respected in our communities. Our goal is to simplify the experience of leasing a home and provide an accessible housing option to the one in three households who choose to rent in the country. Since launching our internal “AMH Development Program” in 2017, we have contributed to addressing the national housing shortage by developing thousands of built-for-rental homes per year to meet growing demands. At a time when housing affordability remains constrained across the country, AMH is focused on being part of the solution by expanding the housing supply, elevating the resident experience and creating value for all our stakeholders.

AMH is the general partner of, and as of December 31, 2025 owned approximately 87.9% of the common partnership interest in, the Operating Partnership. The remaining 12.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

As of December 31, 2025, the Company held 61,479 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) within 24 states, including 1,142 properties classified as held for sale, and 56,756 of our total properties (excluding properties held for sale) were occupied. The Company also held an additional 3,785 properties in unconsolidated joint ventures as of December 31, 2025. We have an integrated operating platform that consists of 1,598 personnel dedicated to property management, development, marketing, leasing, financial and administrative functions.

We believe that we have been organized and operate in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws for each of our taxable years commencing with our taxable year ended December 31, 2012 through the current taxable year ended December 31, 2025. We expect to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for our taxable year ending December 31, 2026 and subsequent taxable years.

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

Our Business and Growth Strategies

Our primary objective is to generate attractive risk-adjusted returns for our shareholders through dividends and capital appreciation by developing, renovating, leasing and managing single-family homes as rental properties. We believe we can achieve this objective by pursuing the following strategies:

•Grow through our one-of-a-kind internal development program.  We have created a fully integrated internal development program, known as AMH Development, that constructs “built-for-rental” homes, which we believe represents one of the best available investments on a risk-adjusted return basis. Since launching the AMH Development Program in 2017, we have developed over 14,000 “built-for-rental” homes. Our “built-for-rental” homes leverage our existing property management platform and are built with the long-term renter in mind, including maintenance resilient features, finishes, as well as floor plans that typically include three or more bedrooms and two or more bathrooms and other features known to be desirable to our residents. Our experienced land acquisition team and our proprietary data analytics enable us to strategically identify ideal land opportunities that are within our existing footprint in our high-growth markets.

•Evaluate additional opportunities for growth to our portfolio. Although we have not acquired a significant number of homes through broker sales in recent years, our ability to evaluate potential acquisitions in the future relies on our established platform to source properties within our program parameters. From time to time, we also evaluate acquisition opportunities for portfolio (or bulk) sales as well as opportunities to acquire newly constructed homes from third-party developers through our National Builder Program.

•Maintain a geographically diversified portfolio in high-growth markets.  We monitor and manage the diversification of our portfolio in order to reduce the risks associated with adverse developments affecting a particular market. We currently are focusing on developing single-family homes in select submarkets of MSAs. We continually evaluate potential new markets where we may invest and establish operations as opportunities emerge. We select our markets based on steady population growth and strong rental demand, providing for attractive potential yields and capital appreciation. Our markets generally have above average median household incomes, well-regarded school districts and access to desirable lifestyle amenities. We believe that homes in these areas will attract tenants with strong credit profiles, produce high occupancy and rental rates and generate long-term property appreciation.

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

•Establish a nationally recognized brand.  We continue to strive toward establishing “AMH” as a nationally recognized brand because we believe that establishing a brand well-known for quality, value and resident satisfaction will help attract and retain residents and qualified personnel, as well as support higher rental rates. Our corporate brand identity leverages the Company’s rich heritage and people-first employer culture and represents a commitment to continued innovation, as well as to the Company’s original purpose and leadership in powering a better future for American housing. We have established a toll-free number serviced by our call center and a website to provide a direct portal to reach potential residents and to drive our brand presence. We believe our brand has gained recognition within a number of our markets.

•Optimize capital structure.  We may use leverage to increase potential returns to our shareholders, but we will seek to maintain a conservative and flexible balance sheet. We have obtained capital through the issuance of equity securities and preferred shares, the use of unsecured credit facilities and the issuance of unsecured senior notes. We also participate in investment vehicles with third-party investors as an alternative source of equity to grow our business. Our executive officers have substantial experience organizing and managing investment vehicles with third-party investors.

Our Business Activities

Property Development, Acquisition, Renovation, Leasing and Property Management

•Property Development.  We are primarily focused on developing “built-for-rental” homes through our internal AMH Development Program. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the availability of suitable land assets and the nature of each lot acquired. We also evaluate opportunities to source newly constructed homes from third-party developers through our National Builder Program in target markets in select submarkets of MSAs, although acquisitions have been minimal in recent years. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

For our AMH Development Program, the development timeline varies primarily due to land development requirements. Once land development requirements have been met, on average it takes approximately four to seven months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our AMH Development Program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. On average, it takes approximately 10 to 50 days to lease a property after its development.

We have in the past and may in the future utilize land banking arrangements as a method of acquiring land to help us manage the financial and market risk associated with land holdings. These land banking arrangements generally require us to pay non-refundable deposits, which can vary by transaction, and provide us the option to acquire the land or finished lots, typically at pre-determined prices. In certain arrangements, we make improvements to the underlying land during the option period.

•Property Acquisition and Renovation.  In the past, we have sourced property acquisition opportunities through traditional channels including broker sales. Our acquisition process began with an analysis of housing markets. Target markets were selected based on steady population growth and strong rental demand, providing for attractive potential yields and potential capital appreciation. Our team of dedicated personnel is also capable of identifying opportunities for homes sold in bulk by institutions or competitors, performing underwriting to determine the expected rents, expenses and renovation costs, obtaining title insurance and reviewing local covenant conditions and restrictions.

When a home is acquired through our traditional acquisition channel, if it is not occupied, we promptly begin the renovation process, during which the property is thoroughly evaluated. Any resulting work is presented for bid to approved contractors, which we maintain in each of our markets. We have negotiated quantity discounts in each of our markets for products that we regularly use during the renovation process, such as paint, window blinds and flooring. By establishing and enforcing best practices and quality consistency, we believe that we are able to reduce the costs of both materials and labor. If a home that is acquired remains occupied, the renovation process may be postponed. However, an assessment is made of potential renovation work that must be addressed once the property can be accessed.

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

See Part I, “Item 1A. Risk Factors—Risks Related to Our Business—We are self-insured against many potential losses, and uninsured or underinsured losses relating to properties may adversely affect our financial condition, operating results, cash flows and ability to make distributions” and Part I, “Item 1A. Risk Factors—Risks Related to the Real Estate Industry—Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results.”

Competition and Trends in Market Demand

We face competition from different sources in each of our two primary activities: developing properties and renting our properties. Our primary competitors in acquiring land assets for our AMH Development Program are public and private homebuilders and developers and our primary competitors for tenants are other residential rental landlords. Competition may increase the prices for land that we would like to purchase, reduce the amount of rent we may charge at our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive yields. However, we believe that our AMH Development Program, our extensive in-

house property management infrastructure and market knowledge provide us with competitive advantages. Further, we have benefited from increases in long-term demand due to population growth in households desiring detached single-family homes, the surge in demand for larger living spaces, and increases in mortgage rates which have made home ownership more expensive. We expect these trends to continue into 2026. However, if these trends diminish, mortgage rates decline, or there is an increase in supply of alternative housing options, demand for our single-family rental homes may be impacted. In addition to these recent trends, we also believe the persistent national housing shortage and the progression of the millennial demographic into “family formation” years will continue to drive long-term demand for our single-family rental homes.

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

Various legislative and regulatory bodies, including at the federal, state and local level, have been focused on the shortage of residential housing in the U.S. and significant increases in the cost of housing. Some states and local jurisdictions continue to propose and pass regulations (i) restricting landlords’ ability to screen applicants, raise rents, process evictions and terminate tenancies, (ii) imposing prohibitions or limitations on corporate entities purchasing and renting single-family homes, (iii) restricting developers from selling single-family homes to corporate entities intending to rent such homes, (iv) imposing tax and financial disincentives on corporate ownership of single-family homes for rent, or (v) imposing adverse zoning restrictions on corporate ownership of single-family homes for rent. Similar restrictions are being considered at the federal level. There has been vigorous and continuing political debate and discussion, which we participate in, with respect to residential housing laws and regulations. We are currently monitoring these types of laws and regulations, including proposed laws and regulations. We cannot be certain if or when any specific proposal or policy might be announced or adopted by governmental authorities, and, if so, what the effects on us may be.

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

Environmental Matters

As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. See Part I, “Item 1A. Risk Factors—Risks Related to Our Business—Contingent or unknown liabilities associated with our property acquisitions could adversely affect our financial condition, cash flows and operating results” and Part I, “Item 1A. Risk Factors—Risks Related to the Real Estate Industry—Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results.”

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

Human Capital Management

Our success depends on our ability to attract, retain and grow a skilled and engaged workforce to care for our residents and our portfolio of high-quality homes. We are committed to creating and maintaining a great place to work with an inclusive culture, competitive benefits and opportunities for training and growth. Our commitment to human capital development is a focus of not just our executive leadership, but also our board of trustees. The Human Capital and Compensation Committee of the board of trustees oversees the Company’s human capital programs and policies, such as employee retention and development, and regularly meets with executive leadership to discuss these issues. As of December 31, 2025, we had 1,598 dedicated employees. None of our employees are covered by a collective bargaining agreement.

Employee Engagement

To index employee satisfaction and maintain a pulse on how our employees are doing, we use a survey platform that invites dialogue and feedback on a voluntary, confidential and anonymous basis. To ensure ongoing monitoring of trends, we regularly conduct pulse surveys of all employees. During the year ended December 31, 2025, we maintained a healthy 80% participation rate, with over 10,000 comments received. Results are then aggregated via a secure third-party platform for analysis, and a summary dashboard is presented quarterly to the board’s Human Capital and Compensation Committee to maintain awareness of employee sentiment. Senior leadership then reviews and acts on this feedback as appropriate.

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

During the year ended December 31, 2025, employee turnover was 32.6%.

Inclusion and Belonging

We believe that teams comprised of individuals with a broad range of identities, backgrounds, experiences, perspectives and viewpoints improve dialogue and decision-making in both the workplace and the boardroom, contributing to overall organizational effectiveness. We try to foster inclusion and belonging through three principles – embrace individual differences, treat people fairly and create a sense of community and belonging. These principles guide how we engage one another in the workplace.

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

Training and Development

We provide training designed to enhance the business and technical skills necessary for our employees to succeed in their roles and advance their careers at the Company. From their first day with us, we aim to provide our team members with the tools and training necessary to succeed. Employees are guided through their professional journey by a Development Growth Plan that identifies activities, experiences and milestones for their growth. This systematic review of skills and strengths facilitates a continuous process of leadership development, pipeline development and succession planning. We provided approximately 51,400 hours of training to employees, an average of 32 hours per employee, during the year ended December 31, 2025.

Workplace Safety

The health and safety of our employees is a top priority. We have implemented company-wide policies that address occupational health and safety concerns and offer programs that address these topics. We provide annual safety training for all employees, and every employee in a safety-sensitive position is required to complete additional relevant training. Our OSHA Recordable Incident Rate for 2025 was 2.1, which is below the national average rate and demonstrates our commitment to maintaining a safe and healthy environment.

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

Property taxes are a significant component of our property operating expenses. If property taxes, over which we have no control, were to increase significantly in the future, and if we are unable to increase rental rates to offset such increased expense, it would adversely affect our operating results, including our net operating income.

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

New and proposed laws and regulations restricting institutional ownership of single-family homes could impede our ability to operate or grow our business.

Various legislative and regulatory bodies, including at the federal, state and local level, have been focused on the shortage of residential housing in the U.S. and significant increases in the cost of housing. Some states and local jurisdictions have passed or proposed regulations (i) imposing prohibitions or limitations on corporate entities purchasing and renting single-family homes, (ii) restricting developers from selling single-family homes to corporate entities intending to rent such homes, (iii) imposing tax and financial disincentives on corporate ownership of single-family homes for rent, and (iv) imposing adverse zoning restrictions on corporate ownership of single-family homes for rent. Similar restrictions are being considered at the federal level. We expect this trend to continue given the current political climate. Any such laws or regulations could impose significant costs, could require that we suspend or limit property acquisitions or otherwise modify or cease existing business practices or divest properties, could restrict the locations where we can operate our business, and could adversely impact our tax profile, including our status as a REIT.

Our investments are, and are expected to continue to be, concentrated in single-family properties and we have a significant number of properties in certain geographic markets, which exposes us to significant risks if there are adverse conditions in our sector or our key markets.

Our investments are, and are expected to continue to be, concentrated in single-family properties. In addition, our strategy is to concentrate our properties in select geographic markets that we believe favor future growth in rents and valuations. For example, 57.9% of our operating properties are located in Atlanta, GA, Charlotte, NC, Dallas-Fort Worth, TX, Nashville, TN, Jacksonville, FL, Phoenix, AZ, Indianapolis, IN, Tampa, FL, Las Vegas, NV and Houston, TX. A downturn or slowdown in the rental demand for single-family housing generally, or in our target markets specifically, caused by adverse economic, regulatory or environmental conditions, or other events, would have a greater impact on our operating results than if we had more diversified investments. Similarly, given our geographic concentrations, a natural disaster, such as an earthquake, tornado, hurricane, flood or wildfire in one of our key markets could have a significant negative effect on our financial condition and results of operations.

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

In the past, there has been strong competition among homebuilders for land that is suitable for residential development. The future availability of finished and partially finished developed lots and undeveloped land that meet our internal criteria depends on a number of factors outside our control, including land availability, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available in our target markets, the number of homes we could build and lease could be reduced or we may need to expand to potentially less desirable areas, and the cost of land could increase, perhaps substantially, which could adversely impact our growth and results of operations.

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

We have been and we expect we will in the future be subject to third party attempts to gain unauthorized access to our systems and systems maintained by third-party vendors with which we do business in order to disrupt operations, corrupt data or steal confidential information, including information regarding our residents, prospective tenants, and employees. Information security risks have generally increased in recent years due to the rise in new technologies, such as artificial intelligence (“AI”), and the increased sophistication and activities of perpetrators of cyber-attacks. In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers in our branch offices and on our networks and website, or the networks of our third-party vendors. The secure processing and maintenance of this information is critical to our operations and business strategy. Notwithstanding our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.

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

Although we have implemented a variety of security measures intended to protect the confidentiality and security of this information (refer to Part I, “Item 1C. Cybersecurity” in this report for more information about our cybersecurity risk management and governance) and also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches, there can be no assurance that these measures will prevent a cybersecurity incident or that our cyber risk insurance coverage will be sufficient in the event of a cyber-attack. Any such cybersecurity incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, the loss of our residents, disruption to our operations and the services we provide to residents, public disclosure of competitively sensitive information or damage our reputation, any of which could adversely affect our financial condition and operating results.

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

Our revolving credit facility and unsecured senior notes contain financial and operating covenants that could restrict our business and investment activities.

Our revolving credit facility and unsecured senior notes contain financial and operating covenants, such as debt ratios, minimum liquidity, unencumbered asset value, minimum debt service coverage ratio, and other limitations that may restrict our ability to make distributions or other payments to the Company’s shareholders and the Operating Partnership’s ability to make distributions on its OP units and may restrict our investment activities. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. Further, such restrictions could adversely impact our ability to maintain our qualification as a REIT for tax purposes. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt, substantial impairments in the value of our properties or changes in general economic conditions. If we violate covenants in our financing arrangements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms or at all.

Pandemics and other public health emergencies could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

A pandemic and other public health emergencies could negatively impact the global economy, disrupt financial markets and international trade, and result in varying unemployment levels, all of which could negatively impact our business, results of operations, cash flows, and financial condition. These types of events could lead governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to mitigate the issue, including restrictions on freedom of movement and business operations such as issuing guidelines, travel bans, border closings, business closures, quarantine orders, and orders not allowing the collection of rents, rent increases, or eviction of non-paying tenants.

Our use of artificial intelligence could expose us to various risks.

We have begun to utilize AI technologies in various aspects of our business, including applications for data analysis, software development, customer communication, employee productivity and cybersecurity monitoring. Prior to our deployment of AI technologies, such technologies are subject to an AI governance framework requiring the identification of risks associated with each use of each AI application. Based on an initial risk classification of an AI use case, a committee is convened comprising members from the business, legal, IT and cybersecurity teams, which assesses the risks and benefits of the use case and approves or disapproves the application for use within the business. Once approved, use cases are inventoried and periodically reviewed for productivity and compliance purposes. Even with this governance framework, AI technologies are susceptible to errors and other malfunctions which could lead to operational challenges and reputational risks. In addition, we may be subject to increased regulations related to our use of AI, including regulations related to privacy, data security and intellectual property rights, which could expose us to legal risks.

Risks Related to the Real Estate Industry

Environmentally hazardous conditions may adversely affect our financial condition, cash flows and operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the development, acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, financial condition, results of operations and, consequently, amounts available for distribution to shareholders and unitholders.

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

Extreme weather events can adversely affect our business.

We have been and may continue to be adversely impacted by extreme weather events, such as hurricanes, floods, droughts and wildfires. In addition to direct costs relating to these events, including property damage and delays in leasing or development projects, the increases in property damage due to these events have also contributed to the increases in costs we have faced in property insurance.

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

Members of the Company’s senior management, trustees and their affiliates collectively hold significant amounts of the Company’s Class A common shares, entitled to one vote each, and Class B common shares, entitled to 50 votes each and which convert into Class A common shares on a one for one basis for every 49 partnership units converted, and Class A units in the Operating Partnership, which are nonvoting. This structure was put in place when the Company was organized to provide voting rights to holders of units in the Operating Partnership corresponding with their equity ownership. All members of the Company’s senior management, trustees and their affiliates collectively hold Class A common shares or Class B common shares that represent approximately 15.6% of the current voting power of the Company as of December 31, 2025. Assuming the conversion of all of the Class A units held by these individuals into Class A common shares, they would own approximately 24.9% of the voting power of the Company based on the Company’s outstanding common shares as of December 31, 2025. The Hughes Family and affiliates own all of the Class B common shares and, together with the Class A common shares they own, hold 15.4% of the voting power of the Company. Our senior management, trustees and affiliates have and are expected to continue to have the ability to significantly influence all matters submitted to a vote of the Company’s shareholders, including electing trustees, changing the Company’s charter documents and approving extraordinary transactions, such as mergers. Their interest in such matters may differ from other shareholders and may also make it more difficult for another party to acquire or control the Company with their votes.

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

To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our REIT taxable income each year, computed without regard to the dividends paid deduction and any net capital gains, and we will be subject to corporate income tax on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income each year, computed without regard to the dividends paid deduction. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to satisfy these distribution requirements to maintain our REIT status and avoid the payment of income and excise taxes, we may need to take certain actions to raise funds if we have insufficient cash flow, such as borrowing funds, raising additional equity capital, selling a portion of our assets or finding another alternative to make distributions to our shareholders. We may be forced to take those actions even if the then-prevailing market conditions are not favorable for those actions. This situation could arise from, among other things, differences in timing between the actual receipt of cash and recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures or other non-deductible expenses, the creation of reserves, or required debt or amortization payments. Such actions could increase our costs and reduce the value of our common or preferred shares. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common or preferred shares, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us and the trading price of our common or preferred shares.

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

We have in the past and may from time to time in the future dispose of real properties in transactions that are intended to qualify as tax-deferred exchanges under Section 1031 of the Code (“Section 1031 Exchanges”). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such cases, our taxable income would increase as would the amount of distributions we are required to make to satisfy our REIT distribution requirements and to avoid the imposition of an entity-level tax. This could increase the dividend income to our shareholders by reducing any return of capital they receive. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. If a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any reports we distributed to our shareholders. It is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of real properties on a tax-deferred basis.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our outstanding common or preferred shares.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our shareholders. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation.

The “fast-pay stock” rules could apply if we issue preferred shares in a reopening, which could subject our shareholders to adverse U.S. federal income tax consequences.

We have, and may continue to have, series of preferred shares outstanding with respect to which we have the ability to issue additional preferred shares of that series without shareholder approval (referred to as a “reopening” of the preferred shares). We may issue additional series of preferred shares in the future with the reopening feature. If we issue preferred shares in a reopening at a price that exceeds the redemption price of such preferred shares by more than a de minimis amount, those shares could be considered to be “fast-pay stock” under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”). Under the Fast-Pay Stock Regulations, if stock of a REIT is structured so that dividends paid with respect to the stock are economically (in whole or in part) a return of the shareholder’s investment (rather than a return on the shareholder’s investment), the stock is characterized as “fast-pay stock,” resulting in the adverse tax consequences described below. Under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, our preferred shares are presumed to be fast-pay stock if they are issued for an amount that exceeds (by more than a de minimis amount, as determined under certain other Treasury Regulations) the amount at which the shareholder can be compelled to dispose of the shares (“Fast-Pay Stock”). Apart from the Fast-Pay Stock Regulations, no meaningful guidance exists regarding the determination of whether a dividend economically constitutes a return of investment for these purposes or how a taxpayer could clearly demonstrate otherwise.

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

The board of trustees considers cybersecurity as part of its broader consideration of business strategy and enterprise risk management. Our board of trustees has delegated to the Audit Committee the responsibility of overseeing the Company’s risk management program, including the cybersecurity program. The Audit Committee, which consists solely of independent trustees and whose chair has information security experience, receives quarterly updates with respect to the cybersecurity program. As part of its oversight, the Audit Committee may, for example, receive updates regarding assessments of our alignment with certain industry cybersecurity frameworks, our cybersecurity insurance coverage, cybersecurity-related internal controls, cybersecurity training provided to company personnel, results of penetration testing, and revisions to the incident response plan and business continuity plan. The Audit Committee provides regular briefings to the full board of trustees with respect to the Company’s cybersecurity program. Additionally, we provide an annual update on the cybersecurity program to the full board of trustees, which has included our CTO, VP of Information Security and third-party cybersecurity experts in recent years.

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

We recognize the risks that come with the use of AI technologies in our cybersecurity operations. We have adopted a governance framework that requires proposed AI technologies to undergo a risk evaluation, assessing risks such as potential bias, privacy implications, and business impact, before deployment within the business. This evaluation is conducted using defined criteria, including regulatory compliance and impact on business operations, and is performed by a cross-functional committee consisting of representatives from our business, legal, IT and cybersecurity teams. Use cases that are approved for deployment are inventoried and periodically reviewed.

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

Cybersecurity Risks

As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the prior three fiscal years. However, there can be no assurance that our security efforts and measures will be effective or that attempted security incidents or disruptions would not be successful or damaging. In addition, although the Company maintains cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches, there can be no assurance that our cyber risk insurance coverage will be sufficient in the event of a cyber-attack. See Part I, “Item 1A. Risk Factors—Risks Related to our Business—If our confidential information is compromised or corrupted, including as a result of a cybersecurity incident, our business operations and reputation could be damaged, which could adversely affect our financial condition and operating results.”

ITEM 2. PROPERTIES

Refer to Part II, “Item 7. Management’s Discussion And Analysis of Financial Condition and Results of Operations—Key Single-Family Property and Leasing Metrics” below for a summary of certain key metrics for our single-family home portfolio as of December 31, 2025. There were no encumbrances on any of our properties as of December 31, 2025.

We own commercial real estate in Las Vegas, Nevada, which serves as our principal executive offices. We also lease commercial office space in Calabasas, California, where certain corporate functions are located, as well as an additional 28 locations in 16 states for other operational and development personnel.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common shares have traded on the New York Stock Exchange (“NYSE”) under the symbol “AMH” since August 1, 2013. Prior to that date, there was no public trading market for our Class A common shares. On February 18, 2026, the last reported sales price per share of our Class A common shares was $31.36. The Company’s Class B common shares and the Operating Partnership’s Class A units are not publicly traded.

Shareholders / Unitholders

As of the close of business on February 18, 2026, there were 25 holders of record of the Company’s Class A common shares (excludes beneficial owners whose shares are held in street name by brokers and other nominees), one shareholder of record of the Company’s Class B common shares and 11 holders of record of the Operating Partnership’s Class A units (including AMH’s general partnership interest).

Distributions

The Company’s board of trustees declared total distributions of $1.20 and $1.04 per Class A and Class B common share during the years ended December 31, 2025 and 2024, respectively. The Operating Partnership funds the payment of distributions, and an equivalent amount of distributions were declared on the corresponding Operating Partnership units. Future distributions on our Class A and Class B common shares will be determined by and at the sole discretion of the Company’s board of trustees and will be based on a variety of factors, which may include among others: our actual and projected results of operations; our liquidity, cash flows and financial condition; revenue from our properties; our operating expenses; economic conditions; debt service requirements; limitations under our financing arrangements; applicable law; capital requirements; the REIT requirements of the Code; and such other factors as the Company’s board of trustees deems relevant. To maintain our qualification as a REIT, AMH must generally make annual distributions to our shareholders of at least 90% of our REIT taxable income for the current taxable year, determined without regard to deductions for dividends paid and any net capital gains. AMH intends to pay quarterly distributions to its shareholders, and the Operating Partnership intends to pay quarterly distributions to the Operating Partnership’s unitholders, including AMH, which distributions, in the aggregate, approximately equal or exceed AMH’s net taxable income in the relevant year. However, our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code and we may be required to borrow money, sell assets or make taxable distributions of our equity shares or debt securities to satisfy the distribution requirements. No distributions can be paid on our Class A and Class B common shares unless we have first paid all cumulative distributions on our Series G and Series H perpetual preferred shares. The distribution preference of our Series G and Series H perpetual preferred shares could limit our ability to make distributions to the holders of our Class A and Class B common shares. The following table displays the estimated income tax treatment of our quarterly distributions on our Class A and Class B common shares and Series G and Series H perpetual preferred shares for the years ended December 31, 2025 and 2024:

	2025				2024
Classification	3/31/2025	6/30/2025	9/30/2025	12/31/2025	3/28/2024	6/28/2024	9/30/2024	12/31/2024
Ordinary Dividend Income (1)	70.2%	46.6%	46.6%	46.6%	56.4%	56.4%	56.4%	56.4%
Qualified Dividend Income	0.9%	1.6%	1.6%	1.6%	—%	—%	—%	—%
Capital Gain Distributions (2)(3)(4)	28.9%	51.8%	51.8%	51.8%	43.6%	43.6%	43.6%	43.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
(3)Pursuant to Treasury Regulation §1.1061-6(c), the Company is disclosing additional information related to the capital gain dividends reported on Form 1099-DIV, Box 2a, Total Capital Gain Distributions for purposes of IRC Section 1061. IRC Section 1061 is generally applicable to direct and indirect holders of “applicable partnership interests.” The “One Year Amounts” and “Three Year Amounts” required to be disclosed are both zero with respect to the 2025 and 2024 distributions, since all capital gain distributions relate to IRC Section 1231 gains. Shareholders should consult with their tax advisors to determine whether IRC Section 1061 applies to their capital gain distributions.
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

The following graph compares the cumulative total return on our Class A common shares from December 31, 2020 to the NYSE closing price per share on December 31, 2025, with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the MSCI U.S. REIT Index. The graph assumes the investment of $100 in our Class A common shares and each of the indices on December 31, 2020, and the reinvestment of all dividends. The return shown on the graph is not necessarily indicative of future performance.
Comparison of Cumulative Total Return
Among AMH, the S&P 500 Index and the MSCI U.S. REIT Index

Index Value
225
200
175
150
125
100
75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
AMH
S&P 500
MSCI U.S. REIT

The following table provides the same information in tabular form:

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
AMH	$100.00	$146.91	$103.66	$126.88	$135.74	$120.60
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
MSCI U.S. REIT	$100.00	$143.06	$108.00	$122.84	$133.59	$137.53

Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchases of its outstanding Class A common shares during the fourth quarter of 2025 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	—	$—	—	$265,067
November 1, 2025 to November 30, 2025	2,407,192	32.06	2,407,192	187,896
December 1, 2025 to December 31, 2025	2,314,013	31.47	2,314,013	115,067
Total	4,721,205	$31.77	4,721,205	$115,067
(1)In February 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of outstanding Class A common shares and up to $250.0 million of outstanding preferred shares from time to time in the open market or in privately negotiated transactions. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units.

In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 share repurchase program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program at a weighted-average price of $31.49 per share and a total price of $115.1 million.

In February 2026, the Company’s board of trustees authorized a new share repurchase program to repurchase up to $500.0 million of outstanding Class A common shares and up to $250.0 million of outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The new share repurchase program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status.

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

This section of this Form 10-K generally discusses the years ended December 31, 2025 and 2024. A discussion of the year ended December 31, 2023 is available at Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

We are a Maryland REIT focused on developing, renovating, leasing and managing single-family homes as rental properties. The Operating Partnership is the entity through which we conduct substantially all of our business and own, directly or through subsidiaries, substantially all of our assets. We commenced operations in November 2012 and we have elected to be taxed as a REIT.

As of December 31, 2025, we owned 61,479 single-family properties in select submarkets of metropolitan statistical areas (“MSAs”) in 24 states, including 1,142 properties held for sale, compared to 61,336 single-family properties in 24 states, including 805 properties held for sale, as of December 31, 2024. As of December 31, 2025, 56,756 of our total properties (excluding properties held for sale) were occupied, compared to 57,486 of our total properties (excluding properties held for sale) as of December 31, 2024. Also, as of December 31, 2025, the Company had an additional 3,785 properties held in unconsolidated joint ventures, compared to 3,376 properties held in unconsolidated joint ventures as of December 31, 2024. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of December 31, 2025:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,944	9.9%	$1,444.2	10.0%	$242,982	2,201	17.4	2017
Charlotte, NC	4,237	7.0%	995.8	6.9%	235,026	2,120	18.8	2016
Dallas-Fort Worth, TX	3,663	6.1%	657.2	4.6%	179,413	2,080	21.4	2014
Nashville, TN	3,392	5.6%	893.4	6.2%	263,393	2,125	17.0	2016
Jacksonville, FL	3,382	5.6%	806.5	5.6%	238,489	1,933	14.4	2017
Phoenix, AZ	3,282	5.4%	754.5	5.2%	229,918	1,865	19.7	2016
Indianapolis, IN	2,993	5.0%	547.8	3.8%	183,011	1,931	22.6	2015
Tampa, FL	3,057	5.1%	785.1	5.5%	256,851	1,961	14.6	2017
Las Vegas, NV	2,733	4.5%	881.9	6.1%	322,690	1,974	10.6	2018
Houston, TX	2,250	3.7%	411.5	2.9%	182,903	2,061	19.9	2015
Raleigh, NC	2,147	3.6%	443.0	3.1%	206,345	1,900	19.2	2015
Columbus, OH	2,251	3.7%	483.3	3.4%	214,733	1,907	21.2	2016
Orlando, FL	2,227	3.7%	573.8	4.0%	257,690	1,950	16.1	2017
Cincinnati, OH	2,092	3.5%	422.7	2.9%	202,032	1,843	22.9	2014
Salt Lake City, UT	1,931	3.2%	596.5	4.1%	308,906	2,243	18.8	2016
Charleston, SC	1,665	2.8%	414.3	2.9%	248,812	1,964	13.4	2017
Greater Chicago area, IL and IN	1,500	2.5%	294.3	2.0%	196,177	1,872	24.3	2013
San Antonio, TX	1,105	1.8%	227.8	1.6%	206,196	1,901	16.4	2016
Boise, ID	1,107	1.8%	356.6	2.5%	322,219	1,884	10.9	2018
Savannah/Hilton Head, SC	1,024	1.7%	227.0	1.6%	221,680	1,884	16.7	2017
All Other (2)	8,355	13.8%	2,161.2	15.1%	258,671	1,947	18.3	2017
Total/Average	60,337	100.0%	$14,378.4	100.0%	$238,302	2,001	18.0	2016
(1)Excludes 1,142 single-family properties held for sale as of December 31, 2025.
(2)Represents 16 markets in 15 states.

The following table summarizes certain key leasing metrics as of December 31, 2025:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.1%	$2,349	12.9	5.5	1.7%
Charlotte, NC	95.1%	2,281	12.7	5.7	2.8%
Dallas-Fort Worth, TX	95.4%	2,344	12.7	5.6	1.4%
Nashville, TN	94.5%	2,438	12.8	5.8	2.3%
Jacksonville, FL	93.8%	2,232	12.8	5.9	0.9%
Phoenix, AZ	94.5%	2,184	12.0	5.4	1.5%
Indianapolis, IN	95.5%	1,988	12.9	5.8	4.1%
Tampa, FL	92.8%	2,510	13.0	6.4	0.7%
Las Vegas, NV	94.0%	2,397	13.0	5.7	1.0%
Houston, TX	96.4%	2,121	12.7	5.6	1.9%
Raleigh, NC	94.6%	2,114	12.9	5.7	1.7%
Columbus, OH	94.1%	2,349	13.0	6.2	5.9%
Orlando, FL	93.7%	2,459	12.6	5.7	1.5%
Cincinnati, OH	95.5%	2,275	13.0	6.2	6.1%
Salt Lake City, UT	94.6%	2,562	12.7	5.9	3.6%
Charleston, SC	93.0%	2,374	12.7	6.3	2.4%
Greater Chicago area, IL and IN	95.4%	2,649	12.8	5.7	8.3%
San Antonio, TX	94.7%	1,943	12.7	5.4	(0.4)%
Boise, ID	94.7%	2,355	12.5	5.3	2.6%
Savannah/Hilton Head, SC	93.5%	2,355	12.6	5.6	3.0%
All Other (6)	93.9%	2,354	12.8	5.7	2.8%
Total/Average	94.4%	$2,318	12.8	5.8	2.5%
(1)Excludes 1,142 single-family properties held for sale as of December 31, 2025.
(2)For the year ended December 31, 2025, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the year ended December 31, 2025, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the year, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the year ended December 31, 2025, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Factors That Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include the pace at which we identify and acquire suitable land, the pace and cost of our property developments, the time it takes to lease our properties at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, property taxes including changes in rates and valuation assessments of our properties, our ability to raise capital and our capital structure. Additionally, labor shortages, supply chain disruptions and inflationary pressures, including as a result of tariffs, have impacted and may in the future impact certain aspects of our business, including our AMH Development Program, our renovation program and our maintenance program. We may also face challenges from new laws and regulations that attempt to restrict institutional ownership of single-family homes, such as by imposing limits on acquisitions or ownership, tax or other financial disincentives, or adverse zoning restrictions.

Property Development, Acquisitions and Dispositions

Since our formation, we have rapidly but systematically grown our portfolio of single-family properties. We are primarily focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we evaluate opportunities to acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. We have strategically scaled back acquisitions of single-family properties through broker sales via the MLS and our National Builder Program as the housing market adjusts to the current macroeconomic environment. In the past, our ability to identify and acquire homes through traditional channels that met our investment criteria was impacted by home prices in our target markets, the inventory of properties available, the availability of bulk portfolio acquisition opportunities, competition for our target assets and our available capital.

During the year ended December 31, 2025, we developed or acquired 1,962 homes, including 1,879 newly constructed homes delivered to our operating portfolio through our AMH Development Program and 83 homes acquired through our National Builder Program and traditional acquisition channel, partially offset by 2,156 homes identified for sale. During the year ended December 31, 2025, we also developed an additional 443 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 2,322 total home deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of December 31, 2025 and 2024, there were 1,142 and 805 properties, respectively, as well as certain land lots, classified as held for sale. During the years ended December 31, 2025 and 2024, we sold 1,827 and 1,705 properties, respectively. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

Property Operations

Homes added to our portfolio through new construction channels include properties developed through our internal AMH Development Program and newly constructed properties acquired from third-party developers through our National Builder Program. Rental homes developed through our AMH Development Program involve substantial up-front costs, time to acquire and develop land, time to build the rental home, and time to lease the rental home before the home generates income. This process is dependent upon the nature of each lot acquired and the timeline varies primarily due to land development requirements. Once land development requirements have been met, historically it has taken approximately four to seven months to complete the rental home vertical construction process. However, delivery of homes may be staggered to facilitate leasing absorption. Our internal construction program is managed by our team of development professionals that oversee the full rental home construction process including all land development and work performed by subcontractors. We typically incur costs between $300,000 and $500,000 to acquire and develop land and build a rental home. Homes added through our AMH Development Program are available for lease immediately upon or shortly after receipt of a certificate of occupancy. Rental homes acquired from third-party developers through our National Builder Program are dependent on the inventory of newly constructed homes and homes currently under construction.

Historically, homes added to our portfolio through traditional acquisition channels required expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incurred costs between $30,000 and $50,000 to renovate these homes to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved to prepare our homes for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Historically, it has taken approximately 20 to 90 days to complete the renovation process, which fluctuated based on our overall acquisition volume as well as availability of construction labor and materials.

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

Revenues

Our revenues are derived primarily from rents collected from tenants for our single-family properties under lease agreements which typically have a term of one year. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate. Additionally, our ability to collect revenues and related operating results are impacted by the credit worthiness and quality of our tenants. Typically, our incoming residents have household incomes ranging from $80,000 to $150,000 and primarily consist of families with approximately two adults and one or more children.

Our rents and other single-family property revenues are comprised of rental revenue from single-family properties, fees from our single-family property rentals and “tenant charge-backs,” which are primarily related to cost recoveries on utilities.

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 3.7% for the year ended December 31, 2025 and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 26.3% and 27.8% during the years ended December 31, 2025 and 2024, respectively.

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

Results of Operations

Net income totaled $513.4 million for the year ended December 31, 2025, compared to $468.1 million for the year ended December 31, 2024. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses.

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

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the years ended December 31, 2025 and 2024 (amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,850,234	$1,728,697
Tenant charge-backs	(241,224)	(221,431)
Core revenues	1,609,010	1,507,266
Less: Non-Same-Home core revenues	(201,045)	(153,730)
Same-Home core revenues	$1,407,965	$1,353,536

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$663,954	$625,883
Property management expenses	134,808	129,321
Noncash share-based compensation - property management	(4,090)	(4,814)
Expenses reimbursed by tenant charge-backs	(241,224)	(221,431)
Core property operating expenses	553,448	528,959
Less: Non-Same-Home core property operating expenses	(77,679)	(66,016)
Same-Home core property operating expenses	$475,769	$462,943

Core NOI and Same-Home Core NOI
Net income	$513,392	$468,142
Hurricane-related charges, net	—	8,884
Loss on early extinguishment of debt	396	6,323
Gain on sale and impairment of single-family properties and other, net	(231,460)	(225,756)
Depreciation and amortization	504,341	477,010
Acquisition and other transaction costs	12,259	12,192
Noncash share-based compensation - property management	4,090	4,814
Interest expense	185,198	165,351
General and administrative expense	83,006	83,590
Other income and expense, net	(15,660)	(22,243)
Core NOI	1,055,562	978,307
Less: Non-Same-Home Core NOI	(123,366)	(87,714)
Same-Home Core NOI	$932,196	$890,593

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the years ended December 31, 2025 and 2024 (amounts in thousands):

	For the Year Ended December 31, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,387,203		$199,840		$1,587,043
Fees from single-family properties	32,364		5,538		37,902
Bad debt	(11,602)		(4,333)		(15,935)
Core revenues	1,407,965		201,045		1,609,010

Property tax expense	230,784	16.4%	34,253	17.0%	265,037	16.5%
HOA fees, net (2)	25,342	1.8%	3,314	1.6%	28,656	1.8%
R&M and turnover costs, net (2)	101,804	7.2%	17,495	8.7%	119,299	7.4%
Insurance	16,379	1.2%	2,753	1.4%	19,132	1.2%
Property management expenses, net (3)	101,460	7.2%	19,864	9.9%	121,324	7.5%
Core property operating expenses	475,769	33.8%	77,679	38.6%	553,448	34.4%

Core NOI	$932,196	66.2%	$123,366	61.4%	$1,055,562	65.6%

	For the Year Ended December 31, 2024
	Same-Home Properties (1)	% of Core Revenue	Non-Same-Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,337,921		$153,889		$1,491,810
Fees from single-family properties	29,188		3,966		33,154
Bad debt	(13,573)		(4,125)		(17,698)
Core revenues	1,353,536		153,730		1,507,266

Property tax expense	225,109	16.6%	27,297	17.8%	252,406	16.7%
HOA fees, net (2)	24,194	1.8%	2,717	1.8%	26,911	1.8%
R&M and turnover costs, net (2)	97,082	7.2%	16,124	10.5%	113,206	7.5%
Insurance	17,160	1.3%	2,661	1.7%	19,821	1.3%
Property management expenses, net (3)	99,398	7.3%	17,217	11.1%	116,615	7.8%
Core property operating expenses	462,943	34.2%	66,016	42.9%	528,959	35.1%

Core NOI	$890,593	65.8%	$87,714	57.1%	$978,307	64.9%
(1)Includes 52,757 properties that have been stabilized longer than 90 days prior to January 1, 2024.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 7.0% to $1.85 billion for the year ended December 31, 2025 from $1.73 billion for the year ended December 31, 2024. Revenue growth was primarily driven by an increase in our average occupied portfolio which grew to 57,573 homes for the year ended December 31, 2025, compared to 56,402 homes for the year ended December 31, 2024, as well as higher rental rates.

Property Operating Expenses

Property operating expenses increased 6.1% to $664.0 million for the year ended December 31, 2025 from $625.9 million for the year ended December 31, 2024. The increase was primarily driven by (i) growth in our portfolio which resulted in increases in R&M and turnover costs and (ii) annual increases in property tax expense.

Property Management Expenses

Property management expenses for the years ended December 31, 2025 and 2024 were $134.8 million and $129.3 million, respectively, which included $4.1 million and $4.8 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The increase in property management expenses was primarily attributable to an increase in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 4.0% to $1.41 billion for the year ended December 31, 2025 from $1.35 billion for the year ended December 31, 2024. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 3.7% to $2,282 per month for the year ended December 31, 2025 compared to $2,200 per month for the year ended December 31, 2024, as well as higher fees from single-family properties and lower uncollectible rents.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 2.8% to $475.8 million for the year ended December 31, 2025 from $462.9 million for the year ended December 31, 2024 primarily driven by annual increases in property tax expense.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the years ended December 31, 2025 and 2024 was $83.0 million and $83.6 million, respectively, which included $16.1 million and $20.6 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The decrease in general and administrative expense was primarily due to a decrease in noncash share-based compensation expense, partially offset by increases in information technology costs and personnel related expenses.

Interest Expense

Interest expense increased 12.0% to $185.2 million for the year ended December 31, 2025 from $165.4 million for the year ended December 31, 2024. The increase was primarily due to additional interest from the issuances of unsecured senior notes in January 2024, June 2024, December 2024 and May 2025, partially offset by lower interest expense resulting from the payoffs of the AMH 2014-SFR2 securitization in February 2024, the AMH 2014-SFR3 securitization in August 2024, the AMH 2015-SFR1 securitization in March 2025 and the AMH 2015-SFR2 securitization in September 2025.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the disposal of certain properties or portfolios of properties, or costs associated with land transactions, which do not qualify for capitalization. Acquisition and other transaction costs for the years ended December 31, 2025 and 2024 were $12.3 million and $12.2 million, respectively, which included $5.6 million of noncash share-based compensation expense in each period related to employees in these functions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 5.7% to $504.3 million for the year ended December 31, 2025 from $477.0 million for the year ended December 31, 2024 primarily due to growth in the average number and cost of depreciable properties as well as ongoing capital investments into existing properties.

Hurricane-Related Charges, net

Hurricanes Beryl, Debby, Helene and Milton impacted certain properties in our Texas, Florida, Georgia, South Carolina and North Carolina markets during the year ended December 31, 2024. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2024, the Company recognized $12.8 million in gross charges primarily related to actual and estimated accruals for minor repair and remediation costs, partially offset by $3.9 million of related insurance claims, resulting in a net charge of $8.9 million.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the years ended December 31, 2025 and 2024 was $231.5 million and $225.8 million, respectively, which included $34.4 million and $9.2 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from a higher volume of properties sold, partially offset by higher impairment charges.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the years ended December 31, 2025 and 2024 was $0.4 million and $6.3 million, respectively. The decrease was primarily due to lower charges incurred related to the payoffs of the AMH 2015-SFR1 securitization in March 2025 and the AMH 2015-SFR2 securitization in September 2025 compared to charges incurred related to the termination of our previous revolving credit facility in July 2024 and the payoffs of the AMH 2014-SFR2 securitization in February 2024 and the AMH 2014-SFR3 securitization in August 2024.

Other Income and Expense, net

Other income and expense, net for the years ended December 31, 2025 and 2024 was $15.7 million and $22.2 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated entities, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The decrease was primarily due to lower interest income.

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

Investments in Real Estate - Estimating Purchase Price Allocation

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the total purchase price to individual homes in a portfolio acquisition and allocating the individual purchase price of a home to the acquired components, the Company utilizes its own market knowledge obtained from historical transactions, its AMH Development Program and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense. For example, if a greater portion of the fair value is allocated to land, which does not depreciate, our net income would be higher. Typically, we allocate between 10% to 30% of the purchase price of properties to land. For the year ended December 31, 2025, the Company purchased 84 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $23.6 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

Impairment of Long-Lived Assets - Estimating Future Cash Flows

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, sustained losses, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. Because cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. Excluding the effects of casualty losses, no impairments on operating properties were recorded during the years ended December 31, 2025, 2024 and 2023.

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

Sources of Capital

We expect to satisfy our cash requirements through cash provided by operations, long-term secured and unsecured borrowings, issuances of debt and equity securities (including OP units), property dispositions and joint venture transactions. We expect to meet our operating liquidity requirements and our dividend distributions generally through cash on hand and cash provided by operations. For our development expenditures, we expect to supplement these sources through the issuance of equity securities, including under our At-the-Market Program described below, borrowings under our $1.25 billion credit facility, issuances of unsecured senior notes and proceeds from sales of single-family properties. However, our real estate assets are illiquid in nature. A timely liquidation of assets might not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, including drawing on our revolving credit facility.

Our liquidity and capital resources as of December 31, 2025 included $108.5 million of cash and cash equivalents. Additionally, as of December 31, 2025, we had $360.0 million of outstanding borrowings and $3.2 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $886.8 million of remaining borrowing capacity. During the year ended December 31, 2025, the Company issued $650.0 million of 4.950% unsecured senior notes with a maturity date of June 15, 2030 (the “2030 Notes”), raising net proceeds of $642.5 million before offering costs of $1.3 million. Under our At-the-Market Program discussed below, we also had $753.7 million remaining available for future share issuances as of December 31, 2025. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

Uses of Capital

Our expected material cash requirements over the next twelve months consist of (i) contractually obligated expenditures, including interest payments, (ii) other essential expenditures, including property operating expenses, HOA fees (as applicable), real estate taxes, maintenance capital expenditures, general and administrative expenses and dividends on our equity securities including those paid in accordance with REIT distribution requirements, and (iii) opportunistic expenditures, including to pay for the development and renovation of our properties and repurchases of our securities.

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, operating lease obligations and purchase commitments to acquire land for our AMH Development Program. During the year ended December 31, 2025, we repaid all amounts due under the AMH 2015-SFR1 and AMH 2015-SFR2 securitizations. See Note 7. Debt, Note 8. Accounts Payable and Accrued Expenses, Note 14. Commitments and Contingencies and Note 16. Subsequent Events to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for a discussion of our material short-term and long-term cash requirements.

A summary of our contractual obligations as of December 31, 2025 is presented below (amounts in thousands):

		Payments by Period
	Total	Less than 1 year	Thereafter
Debt maturities (1)	$5,160,000	$—	$5,160,000
Interest on debt obligations (2)	1,854,607	234,370	1,620,237
Operating lease obligations	18,780	4,353	14,427
Purchase obligations (3)	86,543	53,405	33,138
Total	$7,119,930	$292,128	$6,827,802
(1)Amounts represent principal amounts due and exclude unamortized discounts and deferred financing costs.
(2)Represents estimated future interest payments on our debt instruments based on applicable interest rates as of December 31, 2025. For our revolving credit facility, represents estimated future interest payments based on an outstanding balance of $360.0 million as of December 31, 2025 through the fully extended maturity date of July 16, 2029 and these amounts will be impacted by the level of borrowing on our revolving credit facility in the future.
(3)Represents commitments to acquire land relating to our AMH Development Program for an aggregate purchase price of $86.5 million. The timing of these obligations due within one year may be extended beyond December 31, 2026. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the years ended December 31, 2025 and 2024 (amounts in thousands):

	For the Years Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$864,327	$811,535	$52,792
Net cash used for investing activities	(328,167)	(825,876)	497,709
Net cash (used for) provided by financing activities	(655,686)	142,696	(798,382)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(119,526)	$128,355	$(247,881)

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities increased $52.8 million, or 6.5%, from $811.5 million during the year ended December 31, 2024 to $864.3 million during the year ended December 31, 2025 primarily due to increased cash inflows generated from growth in our portfolio and higher rental rates, partially offset by higher cash outflows for property related expenses.

Investing Activities

	For the Years Ended December 31,		Change
(Amounts in thousands)	2025	2024
Sources of cash from investing activities:
Net proceeds received from sales of single-family properties and other	$630,352	$573,182	$57,170
Distributions from unconsolidated entities	78,702	116,311	(37,609)
Proceeds received from storm-related insurance claims	4,020	—	4,020
Proceeds from notes receivable related to the sale of properties	215	540	(325)
Proceeds from asset-backed securitization certificates	—	25,666	(25,666)
	$713,289	$715,699	$(2,410)
Uses of cash for investing activities:
Cash paid for development activity	$(810,507)	$(845,851)	$35,344
Recurring and other capital expenditures for single-family properties	(118,211)	(121,751)	3,540
Renovations to single-family properties	(40,645)	(34,052)	(6,593)
Cash paid for single-family properties	(23,587)	(495,912)	472,325
Investment in unconsolidated joint ventures	(15,078)	(19,680)	4,602
Change in escrow deposits for purchase of single-family properties	(2,495)	5,482	(7,977)
Cash paid for deposits on land option contracts	—	(653)	653
Other investing activities	(30,933)	(29,158)	(1,775)
	$(1,041,456)	$(1,541,575)	$500,119

Net cash used for investing activities	$(328,167)	$(825,876)	$497,709

Our investing activities are most significantly impacted by the level of investment activity through the development of “built-for-rental” homes through our AMH Development Program, the acquisition of newly built properties through our National Builder Program, and the acquisition of properties through traditional channels, including the availability of bulk portfolio acquisition opportunities. We have strategically scaled back acquisitions of single-family properties through broker sales via the MLS and our National Builder Program as the housing market adjusts to the current macroeconomic environment. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio.

Net cash used for investing activities decreased $497.7 million, or 60.3%, from $825.9 million during the year ended December 31, 2024 to $328.2 million during the year ended December 31, 2025. The decrease was primarily attributable to (i) a $499.7 million decrease in cash outflows for the addition of single-family properties to our portfolio primarily due to a nonrecurring bulk portfolio acquisition for $481.7 million during the year ended December 31, 2024 as well as timing of development-related payments, (ii) a $57.2 million increase in net proceeds received from sales of single family properties and other resulting from an increase in properties sold and (iii) $4.0 million in proceeds received from storm-related insurance claims during the year ended December 31, 2025. These changes were partially offset by (i) a $33.0 million decrease in distributions from joint ventures, net of contributions, primarily due to lower cash distributions received with respect to our property and land contributions, (ii) $25.7 million of nonrecurring cash proceeds received during the year ended December 31, 2024 for our AMH 2014-SFR2 Class F asset-backed securitization certificates, (iii) a $3.1 million increase in cash outflows for recurring and other capital expenditures and renovations to single-family properties due to growth in our portfolio and (iv) a $1.8 million increase in cash outflows for other investing activities.

Financing Activities

Net cash used for financing activities was $655.7 million during the year ended December 31, 2025 compared to net cash provided by financing activities of $142.7 million during the year ended December 31, 2024. This change was primarily due to the debt and equity activity described below as well as a $28.0 million decrease in payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program. See Land Option Contracts in Note 2. Significant Accounting Policies to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Debt

As of December 31, 2025, the Company had outstanding unsecured senior notes with varying maturities starting in 2028 with an aggregate principal amount of $4.8 billion. The Company’s revolving credit facility has a maximum borrowing capacity of

$1.25 billion and matures in 2028 with two six-month extension options at the Company’s election if certain conditions are met. During the year ended December 31, 2025, the Company borrowed $770.0 million and paid down $410.0 million on its revolving credit facility, resulting in $360.0 million of outstanding borrowings as of December 31, 2025.

During the year ended December 31, 2025, the Company paid off the $493.2 million outstanding principal on the AMH 2015-SFR1 securitization and the $426.1 million outstanding principal on the AMH 2015-SFR2 securitization, which resulted in $0.4 million of aggregated charges related to legal and bank fees that were included in loss on early extinguishment of debt within the consolidated statements of operations included in a separate section in Part IV, “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. During the year ended December 31, 2025, the Company also repaid an additional $6.5 million on its asset-backed securitizations.

During the year ended December 31, 2025, the Company also issued the 2030 Notes, receiving $646.4 million in proceeds, net of discount, and paid $5.2 million in related deferred financing costs.

During the year ended December 31, 2024, the Company paid off the $460.6 million outstanding principal on the AMH 2014-SFR2 securitization and the $471.8 million outstanding principal on the AMH 2014-SFR3 securitization, which resulted in $1.5 million of aggregated charges related to legal fees and write-offs of unamortized deferred financing costs. The Company also terminated its previous revolving credit facility during the third quarter of 2024, which resulted in $4.8 million of charges related to the write-off of unamortized deferred financing costs. These charges aggregated to $6.3 million for the year ended December 31, 2024 and were included in loss on early extinguishment of debt within the consolidated statements of operations included in a separate section in Part IV, “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

During the year ended December 31, 2024, the Company also issued unsecured senior notes in January, June and December, receiving $1.59 billion in proceeds, net of discount, and paid $13.7 million in related deferred financing costs as well as received $8.6 million for the settlement of two treasury locks in connection with the pricing of the 2035 Notes. The Company also entered into a credit agreement with a $1.25 billion sustainability-linked revolving credit facility and paid $11.5 million in related deferred financing costs. During the year ended December 31, 2024, the Company borrowed $400.0 million and paid down $490.0 million on its revolving credit facility as well as repaid an additional $19.8 million on its asset-backed securitizations.

For additional information regarding the Company’s debt issuances, see Note 7. Debt to our consolidated financial statements included as a separate section in Part IV, “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, and (iii) for working capital and general corporate purposes, including repurchases of the Company’s securities, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the year ended December 31, 2024, the Company directly issued 932,746 Class A common shares under its At-the-Market Program, raising $33.7 million in gross proceeds before commissions and other expenses of approximately $0.5 million. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”) to offer 2,987,024 Class A common shares on a forward basis under its At-the-Market Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. During the year ended December 31, 2025, no shares were issued under the At-the-Market Program. As of December 31, 2025, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

In 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2018 Share Repurchase Program”). All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the year ended December 31, 2025, the Company repurchased and retired 4.7 million of its Class A common shares on a settlement date basis pursuant to the 2018 Share Repurchase Program at a weighted-average price of $31.77 per share and a total price of $150.0 million. During the year ended December 31, 2024, the Company did not repurchase and retire any of its Class A common shares or preferred shares. As of December 31, 2025, the Company had a remaining repurchase authorization under the 2018 Share Repurchase Program of up to $115.1 million of its outstanding Class A common shares and up to $250.0 million of its outstanding preferred shares.

In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 Share Repurchase Program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program, at a weighted-average price of $31.49 per share and a total price of $115.1 million. In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program (the “2026 Share Repurchase Program”) to repurchase up to $500.0 million of outstanding Class A common shares and up to $250.0 million of outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The 2026 Share Repurchase Program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status.

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

During the years ended December 31, 2025 and 2024, the Company distributed an aggregate $521.2 million and $450.8 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

Tax Changes in One Big Beautiful Bill Act

On July 4, 2025, the President signed into law H.R. 1, originally titled the “One Big Beautiful Bill Act” (the “Act”). The Act made several tax changes that impact us and our shareholders, the most significant of which are summarized as follows. First, the Act preserves the eligibility of REIT ordinary dividends for the qualified business income deduction in Section 199A of the Code, and it makes that deduction permanent. Second, effective for taxable years beginning after December 31, 2025, the Act increases the quarterly asset test limit on securities of taxable REIT subsidiaries from 20% to 25%. Finally, for purposes of the limitation on business interest deductions in Section 163(j) of the Code, the Act applies the more favorable earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation for taxable years starting on or after January 1, 2025, and makes the more favorable EBITDA calculation permanent and, for taxable years beginning on or after January 1, 2026, the Act generally calculates the Section 163(j) limitation prior to the application of any interest capitalization provisions.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the years ended December 31, 2025 and 2024 (amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Net income attributable to common shareholders	$439,030	$398,482
Adjustments:
Noncontrolling interests in the Operating Partnership	60,418	55,716
Gain on sale and impairment of single-family properties and other, net	(231,460)	(225,756)
Adjustments for unconsolidated real estate joint ventures	6,940	4,722
Depreciation and amortization	504,341	477,010
Less: depreciation and amortization of non-real estate assets	(22,333)	(19,447)
FFO attributable to common share and unit holders (1)	$756,936	$690,727
Adjustments:
Acquisition, other transaction costs and other	11,180	12,192
Noncash share-based compensation - general and administrative	16,078	20,617
Noncash share-based compensation - property management	4,090	4,814
Hurricane-related charges, net	—	8,884
Loss on early extinguishment of debt	396	6,323
Core FFO attributable to common share and unit holders (1)	$788,680	$743,557
Recurring Capital Expenditures	(72,605)	(76,281)
Leasing costs	(3,623)	(3,966)
Adjusted FFO attributable to common share and unit holders (1)	$712,452	$663,310
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the years ended December 31, 2025 and 2024 (amounts in thousands):

	For the Years Ended December 31,
	2025	2024
Net income	$513,392	$468,142
Interest expense	185,198	165,351
Depreciation and amortization	504,341	477,010
EBITDA	$1,202,931	$1,110,503

Gain on sale and impairment of single-family properties and other, net	(231,460)	(225,756)
Adjustments for unconsolidated real estate joint ventures	6,940	4,722
EBITDAre	$978,411	$889,469

Noncash share-based compensation - general and administrative	16,078	20,617
Noncash share-based compensation - property management	4,090	4,814
Acquisition, other transaction costs and other	11,180	12,192
Hurricane-related charges, net	—	8,884
Loss on early extinguishment of debt	396	6,323
Adjusted EBITDAre	$1,010,155	$942,299

Recurring Capital Expenditures	(72,605)	(76,281)
Leasing costs	(3,623)	(3,966)
Fully Adjusted EBITDAre	$933,927	$862,052

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. Decreases in interest rates may lead to additional competition for the acquisition of land for development, which may lead to future acquisitions being costlier and resulting in lower yields on land used in our development activities. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to rent our single-family properties with rental rates high enough to offset the increase in interest rates on our borrowings.

All borrowings under our revolving credit facility bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a 0.10% spread adjustment and a margin of 0.85% until the fully extended maturity date of July 2029 and are subject to a zero percent SOFR floor. During the year ended December 31, 2025, the Company borrowed $770.0 million and paid down $410.0 million on its revolving credit facility, resulting in $360.0 million of outstanding variable rate debt as of December 31, 2025. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

As of December 31, 2025, assuming no change in the outstanding balance of our existing variable rate debt, a hypothetical 100 basis point increase or decrease in the SOFR would increase or decrease our projected annual interest expense by approximately $3.6 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

As of December 31, 2025, the Company had approximately $4.8 billion of fixed rate debt and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows by scheduled maturity, weighted-average interest rates and the estimated fair value of our fixed rate debt as of December 31, 2025 (amounts in thousands):

	Expected Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total	Estimated Fair Value
Fixed rate debt	$—	$—	$500,000	$400,000	$650,000	$3,250,000	$4,800,000	$4,630,714
Weighted-average interest rate	4.48%	4.48%	4.51%	4.48%	4.42%	4.28%	4.38%

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

American Homes 4 Rent

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the Company performed an evaluation, under the supervision of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Company’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter of the year ended December 31, 2025, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, which is presented at the end of this “Item 9A. Controls and Procedures.”

American Homes 4 Rent, L.P.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the Operating Partnership performed an evaluation, under the supervision of the general partner’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to its management. Based on the Operating Partnership’s evaluation, the general partner’s CEO and CFO concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

There have been no changes to the Operating Partnership’s internal controls over financial reporting that occurred during the Operating Partnership’s last fiscal quarter of the year ended December 31, 2025, that materially affected, or were reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of American Homes 4 Rent

Opinion on Internal Control Over Financial Reporting

We have audited American Homes 4 Rent’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Homes 4 Rent (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 20, 2026

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no trustee or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in the Company’s definitive proxy statement for the 2026 Annual Meeting (the “2026 Proxy Statement”) and is incorporated herein by reference. The Company will file the 2026 Proxy Statement with the SEC within 120 days of the fiscal year ended December 31, 2025.

Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the table below, will be included in the 2026 Proxy Statement and is incorporated herein by reference.

The following table sets forth information as of December 31, 2025 for the Company’s equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,700,325	(2)	$21.09	(3)	8,585,203	(4)
Equity compensation plans not approved by security holders	—		$—		—
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
(4)As of December 31, 2025, 6,035,676 shares and 2,549,527 shares are remaining available for future issuances under the Plans and the 2021 ESPP, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

3.5	Amended and Restated Bylaws of American Homes 4 Rent (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 4, 2023.)

4.1	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed February 24, 2023.)

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

4.4	Form of Global Note representing the 2028 Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 7, 2018.)

Exhibit Number	Exhibit Document
4.5
Second Supplemental Indenture, dated as of January 23, 2019, between American Homes 4 Rent, L.P. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed January 23, 2019.)

4.6	Form of Global Note representing the 2029 Notes (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed January 23, 2019.)

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

4.15
Seventh Supplemental Indenture, dated as of January 30, 2024, between American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 30, 2024.)

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

4.21
Tenth Supplemental Indenture, dated as of May 13, 2025, between American Homes 4 Rent, L.P. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 13, 2025.)

4.22	Form of Global Note representing the 2030 Notes (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed May 13, 2025.)

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

10.9		Eighth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 25, 2014.)

10.10		Ninth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 2, 2015.)

10.11		Tenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed February 26, 2016.)

10.12		Eleventh Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 17, 2016.)

10.13		Twelfth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2016.)

10.14		Thirteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 21, 2017.)

10.15		Fourteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rents, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 12, 2017.)

10.16		Fifteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2018.)

10.17		Sixteenth Amendment to Agreement of Limited Partnership of American Homes 4 Rent, L.P. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 22, 2019.)

10.18		Amendment Number Seven to the Master Loan and Security Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2016.)

10.19	†	Amended and Restated American Homes 4 Rent 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed February 24, 2017.)

10.20	†
Form of Nonqualified Share Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (Registration Number 333-189103) filed June 25, 2013.)

10.21	†	American Homes 4 Rent 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2021.)

10.22	†	Form of Restricted Share Unit Agreement for Non-Management Trustees (2021) (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 25, 2022.)

10.23	†
Form of Restricted Share Unit Agreement – Time-Vesting for Vice Presidents and Above (2023) (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 24, 2023.)

10.24	†
Form of Restricted Share Unit Agreement – Performance-Vesting for Vice Presidents and Above (2023) (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed February 24, 2023.)

10.25	†	Form of Indemnification Agreement with Trustees and Executive Officers. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed February 23, 2024.)

10.26	†
Form of Restricted Share Unit Agreement – Performance-Vesting for Vice Presidents and Above (2024) (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed February 21, 2025.)

10.27	†	Form of Restricted Share Unit Agreement – Retention (2026). Filed herewith.

10.28	†	Form of Severance and Change of Control Letter Agreement. Filed herewith.

Exhibit Number	Exhibit Document
10.29
Credit Agreement, dated July 16, 2024, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2024.)

10.30
Amendment No. 1 to Credit Agreement, dated May 6, 2025, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 1, 2025.)

19.1	Policy on Inside Information and Insider Trading (Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed February 21, 2025.)

21.1	List of Subsidiaries of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

23.1	Consent of independent registered public accounting firm of American Homes 4 Rent and American Homes 4 Rent, L.P. Filed herewith.

24.1	Power of Attorney (included on the signature page of this Form 10-K). Filed herewith.

31.1	Certification of Chief Executive Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of American Homes 4 Rent pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.3	Certification of Chief Executive Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

31.4	Certification of Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of American Homes 4 Rent, L.P. pursuant to 18 U.S.C. 1350. Filed herewith.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation. (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 23, 2024.)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________
†    Indicates management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2026.

AMERICAN HOMES 4 RENT
By:	/s/ BRYAN SMITH
Bryan Smith, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

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
Matthew Zaist (Trustee)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2026.

AMERICAN HOMES 4 RENT, L.P.
By:	American Homes 4 Rent, its General Partner
By:	/s/ BRYAN SMITH
Bryan Smith, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2026, by the following persons on behalf of American Homes 4 Rent, as sole general partner of American Homes 4 Rent, L.P., the registrant, and in the capacities indicated.

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
Matthew Zaist (Trustee)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of American Homes 4 Rent

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Real Estate Assets, net
Description of the Matter
As of December 31, 2025, the Company had total real estate assets, net of $12.5 billion, consisting of single-family properties in operation, single-family properties in development and development land, and single-family properties and land held-for-sale. As explained in Note 2 to the consolidated financial statements, the Company capitalizes costs to prepare single-family properties to be leased and for the development of single-family properties through its internal construction program. From time to time, the Company identifies single-family properties to be sold. At the time such properties are identified, the Company evaluates whether such properties should be classified as held for sale.

Given the number of homes and the volume and nature of the different transactions affecting the recognition, measurement, and classification of real estate assets, performing audit procedures to evaluate the accounting for real estate assets was challenging and required an increased extent of audit effort.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for real estate assets, including controls over capitalization of costs, dispositions, and classifications of the Company’s properties. Our procedures also included testing management’s control over the completeness and accuracy of underlying data used in the operation of controls.

To test the existence, measurement, and presentation and disclosure of real estate assets, we performed audit procedures that included, among others, selecting a sample of costs capitalized during the year, such as development costs, and evaluating the accuracy and classification of recorded amounts, evaluating the methodologies used to capitalize soft costs, including interest and payroll expenses, and selecting a sample of properties completed during the period and verifying that they were accounted for appropriately when placed into service. As it relates to dispositions, we selected a sample of properties disposed during the year and evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of the assets from the accounting records and the recognition of the related gain or loss on sale. We also selected a sample of properties classified as held for sale and evaluated whether the properties met the criteria to be classified as held for sale as of December 31, 2025 and selected a sample of properties sold after December 31, 2025 and evaluated whether each property was properly classified as held for sale or held for use as of December 31, 2025.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Partners of American Homes 4 Rent, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Homes 4 Rent, L.P. (the Operating Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Real Estate Assets, net
Description of the Matter
As of December 31, 2025, the Operating Partnership had total real estate assets, net of $12.5 billion, consisting of single-family properties in operation, single-family properties in development and development land, and single-family properties and land held-for-sale. As explained in Note 2 to the consolidated financial statements, the Operating Partnership capitalizes costs to prepare single-family properties to be leased and for the development of single-family properties through its internal construction program. From time to time, the Operating Partnership identifies single-family properties to be sold. At the time such properties are identified, the Operating Partnership evaluates whether such properties should be classified as held for sale.

Given the number of homes and the volume and nature of the different transactions affecting the recognition, measurement, and classification of real estate assets, performing audit procedures to evaluate the accounting for real estate assets was challenging and required an increased extent of audit effort.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for real estate assets, including controls over capitalization of costs, dispositions, and classifications of the Operating Partnership’s properties. Our procedures also included testing management’s control over the completeness and accuracy of underlying data used in the operation of controls.

To test the existence, measurement, and presentation and disclosure of real estate assets, we performed audit procedures that included, among others, selecting a sample of costs capitalized during the year, such as development costs, and evaluating the accuracy and classification of recorded amounts, evaluating the methodologies used to capitalize soft costs, including interest and payroll expenses, and selecting a sample of properties completed during the period and verifying that they were accounted for appropriately when placed into service. As it relates to dispositions, we selected a sample of properties disposed during the year and evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of the assets from the accounting records and the recognition of the related gain or loss on sale. We also selected a sample of properties classified as held for sale and evaluated whether the properties met the criteria to be classified as held for sale as of December 31, 2025 and selected a sample of properties sold after December 31, 2025 and evaluated whether each property was properly classified as held for sale or held for use as of December 31, 2025.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2017.

Los Angeles, California
February 20, 2026

American Homes 4 Rent
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Single-family properties:
Land	$2,406,467	$2,370,006
Buildings and improvements	11,971,961	11,559,461
Single-family properties in operation	14,378,428	13,929,467
Less: accumulated depreciation	(3,366,795)	(3,048,868)
Single-family properties in operation, net	11,011,633	10,880,599
Single-family properties under development and development land	1,233,586	1,272,284
Single-family properties and land held for sale, net	225,861	212,808
Total real estate assets, net	12,471,080	12,365,691
Cash and cash equivalents	108,516	199,413
Restricted cash	122,174	150,803
Rent and other receivables	43,119	48,452
Escrow deposits, prepaid expenses and other assets	228,017	337,379
Investments in unconsolidated joint ventures	148,935	159,134
Goodwill	120,279	120,279
Total assets	$13,242,120	$13,381,151

Liabilities
Revolving credit facility	$360,000	$—
Asset-backed securitizations, net	—	924,344
Unsecured senior notes, net	4,735,735	4,086,418
Accounts payable and accrued expenses	436,879	521,759
Total liabilities	5,532,614	5,532,521

Commitments and contingencies (see Note 14)

Equity
Shareholders' equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 366,021,665 and 368,987,993 shares issued and outstanding at December 31, 2025 and 2024, respectively)	3,660	3,690
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at December 31, 2025 and 2024)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at December 31, 2025 and 2024)	92	92
Additional paid-in capital	7,411,003	7,529,008
Accumulated deficit	(387,643)	(380,632)
Accumulated other comprehensive income	6,630	7,852
Total shareholders' equity	7,033,748	7,160,016
Noncontrolling interest	675,758	688,614
Total equity	7,709,506	7,848,630

Total liabilities and equity	$13,242,120	$13,381,151

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Rents and other single-family property revenues	$1,850,234	$1,728,697	$1,623,605

Expenses:
Property operating expenses	663,954	625,883	599,459
Property management expenses	134,808	129,321	123,363
General and administrative expense	83,006	83,590	74,615
Interest expense	185,198	165,351	140,198
Acquisition and other transaction costs	12,259	12,192	16,910
Depreciation and amortization	504,341	477,010	456,550
Hurricane-related charges, net	—	8,884	—
Total expenses	1,583,566	1,502,231	1,411,095

Gain on sale and impairment of single-family properties and other, net	231,460	225,756	209,834
Loss on early extinguishment of debt	(396)	(6,323)	—
Other income and expense, net	15,660	22,243	9,798

Net income	513,392	468,142	432,142

Noncontrolling interest	60,418	55,716	51,974
Dividends on preferred shares	13,944	13,944	13,944

Net income attributable to common shareholders	$439,030	$398,482	$366,224

Weighted-average common shares outstanding:
Basic	370,556,400	367,454,012	362,024,968
Diluted	370,906,582	367,989,537	362,477,216

Net income attributable to common shareholders per share:
Basic	$1.18	$1.08	$1.01
Diluted	$1.18	$1.08	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$513,392	$468,142	$432,142
Other comprehensive (loss) income:
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	31	8,595	—
Reclassification adjustment for amortization of interest expense included in net income	(1,432)	(615)	(564)
Other comprehensive (loss) income	(1,401)	7,980	(564)
Comprehensive income	511,991	476,122	431,578
Comprehensive income attributable to noncontrolling interests	60,255	56,687	51,899
Dividends on preferred shares	13,944	13,944	13,944
Comprehensive income attributable to common shareholders	$437,792	$405,491	$365,735

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Equity
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2022	352,881,826	$3,529	635,075	$6	9,200,000	$92	$6,931,819	$(440,791)	$1,332	$6,495,987	$678,671	$7,174,658
Share-based compensation	—	—	—	—	—	—	25,370	—	—	25,370	—	25,370
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	614,922	6	—	—	—	—	2,567	—	—	2,573	—	2,573
Issuance of Class A common shares, net of offering costs of $400	10,799,683	108	—	—	—	—	398,092	—	—	398,200	—	398,200
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(13,944)	—	(13,944)	—	(13,944)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(45,211)	(45,211)
Common shares ($0.88 per share)	—	—	—	—	—	—	—	(320,341)	—	(320,341)	—	(320,341)
Net income	—	—	—	—	—	—	—	380,168	—	380,168	51,974	432,142
Total other comprehensive loss	—	—	—	—	—	—	—	—	(489)	(489)	(75)	(564)
Balances at December 31, 2023	364,296,431	$3,643	635,075	$6	9,200,000	$92	$7,357,848	$(394,908)	$843	$6,967,524	$685,359	$7,652,883
Share-based compensation	—	—	—	—	—	—	30,984	—	—	30,984	—	30,984
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	771,792	8	—	—	—	—	(2,602)	—	—	(2,594)	—	(2,594)
Issuance of Class A common shares, net of offering costs of $257	3,919,770	39	—	—	—	—	142,778	—	—	142,817	—	142,817
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(13,944)	—	(13,944)	—	(13,944)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(53,432)	(53,432)
Common shares ($1.04 per share)	—	—	—	—	—	—	—	(384,206)	—	(384,206)	—	(384,206)
Net income	—	—	—	—	—	—	—	412,426	—	412,426	55,716	468,142
Total other comprehensive income	—	—	—	—	—	—	—	—	7,009	7,009	971	7,980
Balances at December 31, 2024	368,987,993	$3,690	635,075	$6	9,200,000	$92	$7,529,008	$(380,632)	$7,852	$7,160,016	$688,614	$7,848,630

American Homes 4 Rent
Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2024	368,987,993	$3,690	635,075	$6	9,200,000	$92	$7,529,008	$(380,632)	$7,852	$7,160,016	$688,614	$7,848,630
Share-based compensation	—	—	—	—	—	—	25,815	—	—	25,815	—	25,815
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	854,877	8	—	—	—	—	(5,793)	—	—	(5,785)	—	(5,785)
Redemptions of Class A units	900,000	9	—	—	—	—	12,019	—	16	12,044	(12,044)	—
Repurchases of Class A common shares	(4,721,205)	(47)	—	—	—	—	(150,046)	—	—	(150,093)	—	(150,093)
Distributions to equity holders:
Preferred shares (Note 9)	—	—	—	—	—	—	—	(13,944)	—	(13,944)	—	(13,944)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(61,067)	(61,067)
Common shares ($1.20 per share)	—	—	—	—	—	—	—	(446,041)	—	(446,041)	—	(446,041)
Net income	—	—	—	—	—	—	—	452,974	—	452,974	60,418	513,392
Total other comprehensive loss	—	—	—	—	—	—	—	—	(1,238)	(1,238)	(163)	(1,401)
Balances at December 31, 2025	366,021,665	$3,660	635,075	$6	9,200,000	$92	$7,411,003	$(387,643)	$6,630	$7,033,748	$675,758	$7,709,506

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities
Net income	$513,392	$468,142	$432,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504,341	477,010	456,550
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	10,039	11,489	12,279
Noncash share-based compensation	25,815	30,984	25,370
Loss on early extinguishment of debt	396	6,323	—
Equity in net (income) loss of unconsolidated entities	(320)	6	(1,227)
Return on investment from unconsolidated joint ventures	3,629	1,946	3,345
Gain on sale and impairment of single-family properties and other, net	(231,460)	(225,756)	(209,834)
Other changes in operating assets and liabilities:
Rent and other receivables	1,313	(1,710)	879
Prepaid expenses and other assets	21,955	11,201	(21,545)
Deferred leasing costs	(3,623)	(3,966)	(3,113)
Accounts payable and accrued expenses	18,160	34,362	44,264
Amounts due from related parties	690	1,504	(421)
Net cash provided by operating activities	864,327	811,535	738,689

Investing activities
Cash paid for single-family properties	(23,587)	(495,912)	(12,784)
Change in escrow deposits for purchase of single-family properties	(2,495)	5,482	4,928
Net proceeds received from sales of single-family properties and other	630,352	573,182	469,463
Proceeds received from storm-related insurance claims	4,020	—	4,050
Proceeds from notes receivable related to the sale of properties	215	540	698
Investment in unconsolidated joint ventures	(15,078)	(19,680)	(12,614)
Distributions from unconsolidated entities	78,702	116,311	47,736
Renovations to single-family properties	(40,645)	(34,052)	(40,137)
Recurring and other capital expenditures for single-family properties	(118,211)	(121,751)	(134,176)
Cash paid for development activity	(810,507)	(845,851)	(979,848)
Cash paid for deposits on land option contracts	—	(653)	(1,142)
Proceeds from asset-backed securitization certificates	—	25,666	—
Other investing activities	(30,933)	(29,158)	(38,752)
Net cash used for investing activities	(328,167)	(825,876)	(692,578)

Financing activities
Proceeds from issuance of Class A common shares	—	143,074	398,600
Payments of Class A common share issuance costs	—	(257)	(400)
Repurchases of Class A common shares	(150,093)	—	—
Proceeds from issuances under share-based compensation plans	6,066	6,422	6,539
Payments related to tax withholding for share-based compensation	(11,851)	(9,016)	(3,966)
Payments on asset-backed securitizations	(925,787)	(952,191)	(24,470)
Proceeds from revolving credit facility	770,000	400,000	200,000
Payments on revolving credit facility	(410,000)	(490,000)	(240,000)
Proceeds from unsecured senior notes, net of discount	646,385	1,594,052	—
Settlement of cash flow hedging instruments	31	8,595	—
Payments related to liabilities to repurchase consolidated land not owned	(54,036)	(82,001)	—
Distributions to noncontrolling interests	(60,972)	(53,287)	(45,071)
Distributions to common shareholders	(446,292)	(383,535)	(319,498)
Distributions to preferred shareholders	(13,944)	(13,944)	(13,944)
Deferred financing costs paid	(5,193)	(25,216)	—
Net cash (used for) provided by financing activities	(655,686)	142,696	(42,210)

Net (decrease) increase in cash, cash equivalents and restricted cash	(119,526)	128,355	3,901
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	350,216	221,861	217,960
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$230,690	$350,216	$221,861

American Homes 4 Rent
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(172,220)	$(128,056)	$(128,027)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$52,685	$69,865	$71,637
Transfers of completed homebuilding deliveries to properties	780,918	837,258	683,688
Property and land contributions to unconsolidated joint ventures	(66,047)	(156,934)	(46,109)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	4,629	1,625	963
Accrued distributions to affiliates	1,667	1,917	1,248
Accrued distributions to non-affiliates	177	149	142

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	December 31, 2025	December 31, 2024
Assets
Single-family properties:
Land	$2,406,467	$2,370,006
Buildings and improvements	11,971,961	11,559,461
Single-family properties in operation	14,378,428	13,929,467
Less: accumulated depreciation	(3,366,795)	(3,048,868)
Single-family properties in operation, net	11,011,633	10,880,599
Single-family properties under development and development land	1,233,586	1,272,284
Single-family properties and land held for sale, net	225,861	212,808
Total real estate assets, net	12,471,080	12,365,691
Cash and cash equivalents	108,516	199,413
Restricted cash	122,174	150,803
Rent and other receivables	43,119	48,452
Escrow deposits, prepaid expenses and other assets	228,017	337,379
Investments in unconsolidated joint ventures	148,935	159,134
Goodwill	120,279	120,279
Total assets	$13,242,120	$13,381,151

Liabilities
Revolving credit facility	$360,000	$—
Asset-backed securitizations, net	—	924,344
Unsecured senior notes, net	4,735,735	4,086,418
Accounts payable and accrued expenses	436,879	521,759
Total liabilities	5,532,614	5,532,521

Commitments and contingencies (see Note 14)

Capital
Partners' capital:
General partner:
Common units (366,656,740 and 369,623,068 units issued and outstanding at December 31, 2025 and 2024, respectively)	6,805,278	6,930,324
Preferred units (9,200,000 units issued and outstanding at December 31, 2025 and 2024)	221,840	221,840
Limited partner:
Common units (50,476,980 and 51,376,980 units issued and outstanding at December 31, 2025 and 2024, respectively)	674,847	687,524
Accumulated other comprehensive income	7,541	8,942
Total capital	7,709,506	7,848,630

Total liabilities and capital	$13,242,120	$13,381,151

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)

	For the Years Ended December 31,
	2025	2024	2023
Rents and other single-family property revenues	$1,850,234	$1,728,697	$1,623,605

Expenses:
Property operating expenses	663,954	625,883	599,459
Property management expenses	134,808	129,321	123,363
General and administrative expense	83,006	83,590	74,615
Interest expense	185,198	165,351	140,198
Acquisition and other transaction costs	12,259	12,192	16,910
Depreciation and amortization	504,341	477,010	456,550
Hurricane-related charges, net	—	8,884	—
Total expenses	1,583,566	1,502,231	1,411,095

Gain on sale and impairment of single-family properties and other, net	231,460	225,756	209,834
Loss on early extinguishment of debt	(396)	(6,323)	—
Other income and expense, net	15,660	22,243	9,798

Net income	513,392	468,142	432,142

Preferred distributions	13,944	13,944	13,944

Net income attributable to common unitholders	$499,448	$454,198	$418,198

Weighted-average common units outstanding:
Basic	421,550,914	418,830,992	413,401,948
Diluted	421,901,096	419,366,517	413,854,196

Net income attributable to common unitholders per unit:
Basic	$1.18	$1.08	$1.01
Diluted	$1.18	$1.08	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$513,392	$468,142	$432,142
Other comprehensive (loss) income:
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	31	8,595	—
Reclassification adjustment for amortization of interest expense included in net income	(1,432)	(615)	(564)
Other comprehensive (loss) income	(1,401)	7,980	(564)
Comprehensive income	511,991	476,122	431,578
Preferred distributions	13,944	13,944	13,944
Comprehensive income attributable to common unitholders	$498,047	$462,178	$417,634

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Capital
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners		Accumulated other comprehensive income
	Common capital		Preferred capital amount	Common capital			Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2022	353,516,901	$6,272,815	$221,840	51,376,980	$678,477	$1,526	$7,174,658
Share-based compensation	—	25,370	—	—	—	—	25,370
Common units issued under share-based compensation plans, net of units withheld for employee taxes	614,922	2,573	—	—	—	—	2,573
Issuance of Class A common units, net of offering costs of $400	10,799,683	398,200	—	—	—	—	398,200
Distributions to capital holders:
Preferred units (Note 9)	—	—	(13,944)	—	—	—	(13,944)
Common units ($0.88 per unit)	—	(320,341)	—	—	(45,211)	—	(365,552)
Net income	—	366,224	13,944	—	51,974	—	432,142
Total other comprehensive loss	—	—	—	—	—	(564)	(564)
Balances at December 31, 2023	364,931,506	$6,744,841	$221,840	51,376,980	$685,240	$962	$7,652,883
Share-based compensation	—	30,984	—	—	—	—	30,984
Common units issued under share-based compensation plans, net of units withheld for employee taxes	771,792	(2,594)	—	—	—	—	(2,594)
Issuance of Class A common units, net of offering costs of $257	3,919,770	142,817	—	—	—	—	142,817
Distributions to capital holders:
Preferred units (Note 9)	—	—	(13,944)	—	—	—	(13,944)
Common units ($1.04 per unit)	—	(384,206)	—	—	(53,432)	—	(437,638)
Net income	—	398,482	13,944	—	55,716	—	468,142
Total other comprehensive income	—	—	—	—	—	7,980	7,980
Balances at December 31, 2024	369,623,068	$6,930,324	$221,840	51,376,980	$687,524	$8,942	$7,848,630

American Homes 4 Rent, L.P.
Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)

	General Partner			Limited Partners		Accumulated other comprehensive income
	Common capital		Preferred capital amount	Common capital			Total capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2024	369,623,068	$6,930,324	$221,840	51,376,980	$687,524	$8,942	$7,848,630
Share-based compensation	—	25,815	—	—	—	—	25,815
Common units issued under share-based compensation plans, net of units withheld for employee taxes	854,877	(5,785)	—	—	—	—	(5,785)
Redemptions of Class A units	900,000	12,028	—	(900,000)	(12,028)	—	—
Repurchases of Class A units	(4,721,205)	(150,093)	—	—	—	—	(150,093)
Distributions to capital holders:
Preferred units (Note 9)	—	—	(13,944)	—	—	—	(13,944)
Common units ($1.20 per unit)	—	(446,041)	—	—	(61,067)	—	(507,108)
Net income	—	439,030	13,944	—	60,418	—	513,392
Total other comprehensive loss	—	—	—	—	—	(1,401)	(1,401)
Balances at December 31, 2025	366,656,740	$6,805,278	$221,840	50,476,980	$674,847	$7,541	$7,709,506

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities
Net income	$513,392	$468,142	$432,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504,341	477,010	456,550
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	10,039	11,489	12,279
Noncash share-based compensation	25,815	30,984	25,370
Loss on early extinguishment of debt	396	6,323	—
Equity in net (income) loss of unconsolidated entities	(320)	6	(1,227)
Return on investment from unconsolidated joint ventures	3,629	1,946	3,345
Gain on sale and impairment of single-family properties and other, net	(231,460)	(225,756)	(209,834)
Other changes in operating assets and liabilities:
Rent and other receivables	1,313	(1,710)	879
Prepaid expenses and other assets	21,955	11,201	(21,545)
Deferred leasing costs	(3,623)	(3,966)	(3,113)
Accounts payable and accrued expenses	18,160	34,362	44,264
Amounts due from related parties	690	1,504	(421)
Net cash provided by operating activities	864,327	811,535	738,689

Investing activities
Cash paid for single-family properties	(23,587)	(495,912)	(12,784)
Change in escrow deposits for purchase of single-family properties	(2,495)	5,482	4,928
Net proceeds received from sales of single-family properties and other	630,352	573,182	469,463
Proceeds received from storm-related insurance claims	4,020	—	4,050
Proceeds from notes receivable related to the sale of properties	215	540	698
Investment in unconsolidated joint ventures	(15,078)	(19,680)	(12,614)
Distributions from unconsolidated entities	78,702	116,311	47,736
Renovations to single-family properties	(40,645)	(34,052)	(40,137)
Recurring and other capital expenditures for single-family properties	(118,211)	(121,751)	(134,176)
Cash paid for development activity	(810,507)	(845,851)	(979,848)
Cash paid for deposits on land option contracts	—	(653)	(1,142)
Proceeds from repayment of loan from affiliate	—	25,666	—
Other investing activities	(30,933)	(29,158)	(38,752)
Net cash used for investing activities	(328,167)	(825,876)	(692,578)

Financing activities
Proceeds from issuance of Class A common units	—	143,074	398,600
Payments of Class A common unit issuance costs	—	(257)	(400)
Repurchases of Class A common units	(150,093)	—	—
Proceeds from issuances under share-based compensation plans	6,066	6,422	6,539
Payments related to tax withholding for share-based compensation	(11,851)	(9,016)	(3,966)
Payments on asset-backed securitizations	(925,787)	(952,191)	(24,470)
Proceeds from revolving credit facility	770,000	400,000	200,000
Payments on revolving credit facility	(410,000)	(490,000)	(240,000)
Proceeds from unsecured senior notes, net of discount	646,385	1,594,052	—
Settlement of cash flow hedging instruments	31	8,595	—
Payments related to liabilities to repurchase consolidated land not owned	(54,036)	(82,001)	—
Distributions to common unitholders	(507,264)	(436,822)	(364,569)
Distributions to preferred unitholders	(13,944)	(13,944)	(13,944)
Deferred financing costs paid	(5,193)	(25,216)	—
Net cash (used for) provided by financing activities	(655,686)	142,696	(42,210)

Net (decrease) increase in cash, cash equivalents and restricted cash	(119,526)	128,355	3,901
Cash, cash equivalents and restricted cash, beginning of period (see Note 2)	350,216	221,861	217,960
Cash, cash equivalents and restricted cash, end of period (see Note 2)	$230,690	$350,216	$221,861

American Homes 4 Rent, L.P.
Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(172,220)	$(128,056)	$(128,027)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$52,685	$69,865	$71,637
Transfers of completed homebuilding deliveries to properties	780,918	837,258	683,688
Property and land contributions to unconsolidated joint ventures	(66,047)	(156,934)	(46,109)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	4,629	1,625	963
Accrued distributions to affiliates	1,667	1,917	1,248
Accrued distributions to non-affiliates	177	149	142

The accompanying notes are an integral part of these consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of December 31, 2025, the Company held 61,479 single-family properties in 24 states, including 1,142 properties classified as held for sale.

AMH is the general partner of, and as of December 31, 2025 owned approximately 87.9% of the common partnership interest in, the Operating Partnership. The remaining 12.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

In Note 4. Rent and Other Receivables, the Company reclassified certain immaterial tenant charge-backs from variable lease payments to fixed lease payments for the year ended December 31, 2023, and certain immaterial fees from single-family properties from variable lease payments to fixed lease payments for the year ended December 31, 2023 to conform with the current year presentation. Additionally, in Note 5. Escrow Deposits, Prepaid Expenses and Other Assets, certain prior year amounts have been reclassified to conform with the current year presentation.

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

The Company has entered into real estate exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to defer taxable gains on the exchange of like-kind property (“1031 Exchange”). Our 1031 Exchange transactions are facilitated by a qualified intermediary (the “QI”), which holds the proceeds from the Company’s disposition of real properties until such transactions are complete. The QI established a special purpose entity, which was determined to be a VIE (the “QI VIE”), to hold the disposition proceeds in an escrow account and the QI VIE must use the proceeds to acquire replacement real property for the Company in a manner consistent with the requirements of Section 1031 of the Code. To the extent the proceeds are not used to acquire replacement real property, the QI VIE pays the proceeds to the Company. The Company is the primary beneficiary of the QI VIE as it retains essentially all economic benefits related to the QI VIE and directs the activities that most significantly impact the QI VIE’s economic performance and therefore the QI VIE and the related disposition proceeds are consolidated within the consolidated financial statements. Our 1031 Exchange transactions also are facilitated by an exchange accommodation titleholder (the “EAT”), which holds the replacement property for the 1031 Exchange until such transactions are complete. The EAT established a special purpose entity, which was determined to be a VIE (the “EAT VIE”), to hold the replacement property and the EAT VIE must transfer the replacement property to the Company in a manner consistent with the requirements of Section 1031 of the Code. The Company is the primary beneficiary of the EAT VIE as it retains essentially all economic benefits related to the EAT VIE and directs the activities that most significantly impact the EAT VIE’s economic performance and therefore the EAT VIE and the related replacement property is consolidated within the consolidated financial statements.

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

Even if we qualify as a REIT, we may be subject to certain state or local income and capital taxes and U.S. federal income and excise taxes on our undistributed REIT taxable income, if any. Certain of our subsidiaries are subject to taxation by U.S. federal, state and local authorities for the periods presented. We made joint elections to treat certain subsidiaries as taxable REIT subsidiaries which are subject to U.S. federal, state and local taxes on their income at regular corporate rates. The tax years from 2021 to present generally remain open to examination by the taxing jurisdictions to which the Company is subject.

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

ASC 740-10, Income Taxes, requires recognition of deferred tax assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2025, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded by the Company. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

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

Investments in Real Estate

Purchases of single-family properties are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, and is primarily based on unobservable data inputs. In making estimates of fair values for purposes of allocating the total purchase price to individual homes in a portfolio acquisition and allocating the individual purchase price of a home to the acquired components, the Company utilizes its own market knowledge obtained from historical transactions, its internal construction program (the “AMH Development Program”) and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. Typically, we allocate between 10% to 30% of the purchase price of properties to land. For the year ended December 31, 2025, the Company purchased 84 single-family properties treated as asset acquisitions for accounting purposes for a total purchase price of $23.6 million, net of holding costs, which was included in cash paid for single-family properties within the consolidated statement of cash flows.

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

Single-Family Properties and Land Held for Sale

Single-family properties and land lots are classified as held for sale when they meet the applicable GAAP criteria in accordance with ASC 360-10, Property, Plant, and Equipment—Overall, including, but not limited to, the availability of the property for immediate sale in its present condition, the existence of an active program to locate a buyer and the probable sale of the property within one year. Single-family properties and land lots classified as held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell, and are presented separately in single-family properties and land held for sale, net within the consolidated balance sheets. As of December 31, 2025 and 2024, the Company had 1,142 and 805 single-family properties, respectively, classified as held for sale, and recorded $34.4 million, $9.2 million and $1.9 million of impairment on single-family properties and land held for sale for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in gain on sale and impairment of single-family properties and other, net within the consolidated statements of operations. See Note 12. Fair Value for details on nonrecurring fair value measurements and impairment of single-family properties and land upon classification as held for sale. The results of operations of properties that have either been sold or classified as held for sale, if due to a strategic shift that has (or will have) a major effect on our operations or financial results, are reported in the consolidated statements of operations as discontinued operations for both current and prior periods presented through the date of the applicable disposition in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. During the years ended December 31, 2025, 2024 and 2023, none of the properties classified as held for sale met the criteria to be reported as a discontinued operation.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment periodically or whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant indicators of impairment may include, but are not limited to, sustained losses, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount. If the sum of the estimated undiscounted cash flows is less than the net carrying amount, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. Excluding the effects of casualty losses, no impairments on operating properties were recorded during the years ended December 31, 2025, 2024 and 2023.

Land Option Contracts

We may enter into land option contracts to acquire the right to purchase land for our AMH Development Program. Under these contracts, we typically make a specified option payment or deposit in consideration for the right to purchase land in the future, usually at a predetermined price. We analyze these land option contracts under the variable interest model to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although the Company does not have legal title to the underlying land, we may be required to consolidate the related VIE if we are deemed to be the primary beneficiary. Deposits with land banking entities determined to be VIEs but not consolidated because we are not the primary beneficiary are at held at cost and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. As of December 31, 2025 and 2024, the carrying value of these deposits and the Company’s maximum exposure to loss was zero and $6.9 million, respectively.

We also consider whether the land option contracts should be accounted for as financing arrangements when the land banking entity is not consolidated under the variable interest model, as may be required if the land banking entity or other third-party acquires specific land parcels directly from us, on our behalf or at our direction or where we make improvements to the underlying land during the option period. During the year ended December 31, 2022, the Company entered into land option agreements whereby it sold land to a third party with an option to repurchase finished lots on a predetermined schedule. Because of our options to repurchase the finished lots, in accordance with ASC 606-10-55-70, we accounted for these transactions as financing arrangements rather than a sale. Consolidated land not owned is included in escrow deposits, prepaid expenses and other assets and the liability for consolidated land not owned, which represents proceeds received from the third party net of our deposits on the optioned land, is included in accounts payable and accrued expenses in the consolidated balance sheets (see Note 5. Escrow Deposits, Prepaid Expenses and Other Assets and Note 8. Accounts Payable and Accrued Expenses). Improvements made to the land under the related development agreements prior to exercising the options to repurchase the finished lots are capitalized to consolidated land not owned and reimbursement proceeds from the land banking entity are accreted to liability for consolidated land not owned in the consolidated balance sheets. If the option to repurchase finished lots is exercised, the Company reclassifies the associated consolidated land not owned to single-family properties and reduces its liability for consolidated land not owned accordingly.

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

Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than its net book value, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of an asset. No impairment was recorded during the years ended December 31, 2025, 2024 and 2023.

Goodwill

Goodwill represents the fair value in excess of the tangible and separately identifiable intangible assets that were acquired in connection with the internalization of the Company’s management function in June 2013, including all administrative, financial, property management, marketing and leasing personnel, including executive management. Goodwill has an indefinite life and is therefore not amortized. The Company analyzes goodwill for impairment on an annual basis pursuant to ASC 350, Intangibles—Goodwill and Other, which permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount as a basis to determine whether an impairment test is necessary. This qualitative assessment requires judgment to be applied in evaluating the effects of multiple factors, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events, events affecting the reporting unit, and whether or not there has been a sustained decrease in the Company’s stock price. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test. The impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds the fair value, the impairment loss is determined as the excess of the carrying amount of the goodwill reporting unit over the fair value of that goodwill, not to exceed the carrying amount. Impairment charges, if any, are recognized in operating results. Based on our assessment of qualitative factors on December 31, 2025, we concluded it was more likely than not that the Company’s recorded goodwill balance of $120.3 million was not impaired and did not perform the quantitative test. No goodwill impairment was recorded during the years ended December 31, 2025, 2024 and 2023.

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

Restricted cash primarily consists of funds held related to resident security deposits, cash reserves in accordance with certain loan agreements, funds held in the custody of our transfer agent for the payment of distributions and certain funds held for the purpose of facilitating 1031 Exchange transactions when proceeds are held prior to the completion of transactions. Funds held related to resident security deposits are restricted during the term of the related lease agreement, which is generally one year. Cash reserved in connection with lender requirements is restricted during the term of the related debt instrument. During the year ended December 31, 2025, we paid off the final asset-backed securitizations (see Note 7. Debt) and therefore as of December 31, 2025, there was no restricted cash related to loan agreements or securitizations.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the consolidated statements of cash flows to the corresponding financial statement line items in the consolidated balance sheets (amounts in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$108,516	$199,413	$59,385
Restricted cash	122,174	150,803	162,476
Total cash, cash equivalents and restricted cash	$230,690	$350,216	$221,861

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

Investments in Venture Capital Funds

Investments in proptech venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets. We record our proportionate shares of net income or loss resulting from these investments within other income and expense, net in the consolidated statements of operations. As discussed in Principles of Consolidation above, we determined the venture capital funds to be VIEs for which we are not the primary beneficiary. As of December 31, 2025 and 2024, the carrying value of our investments in venture capital funds was $13.8 million and $13.2 million, respectively, and the Company’s maximum exposure to loss was $15.0 million and $14.9 million, respectively, which includes all future capital funding requirements.

Investments in Equity Securities

Our investments in equity securities, which are included in escrow deposits, prepaid expenses and other assets within the consolidated balance sheets, do not have readily determinable fair values. The Company elected the measurement alternative for its investments in these equity securities and measures these investments at cost less impairment, if any, and adjusted for changes resulting from observable price changes for identical or similar investments in the same issuer. No unrealized gains or losses nor impairments were recorded during the years ended December 31, 2025, 2024 and 2023.

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

Share-Based Compensation

Our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan (collectively, the “Plans”), and our 2021 Employee Stock Purchase Plan (the “2021 ESPP”), are accounted for under the provisions of ASC 718, Compensation—Stock Compensation. Noncash share-based compensation costs related to options to purchase our Class A common shares, restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”) issued to members of the Company’s board of trustees and employees is based on the fair value of the options, RSUs and PSUs on the grant date and generally amortized over the service period. At the time of grant, the Company takes into consideration the timing of the equity award and evaluates for conditions that could result in the award to be considered spring-loaded, in which case the fair value would be adjusted. During the years ended December 31, 2025, 2024 and 2023, the Company did not grant equity awards that would be considered spring-loaded. Forfeitures are recognized as they occur.

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

Note 3. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Occupied single-family properties	$10,305,764	$10,174,136
Single-family properties leased, not yet occupied	117,861	81,154
Single-family properties in turnover process	511,535	397,850
Single-family properties recently renovated or developed	74,940	226,199
Single-family properties newly acquired and under renovation	1,533	1,260
Single-family properties in operation, net	11,011,633	10,880,599
Development land	559,174	602,147
Single-family properties under development	674,412	670,137
Single-family properties and land held for sale, net	225,861	212,808
Total real estate assets, net	$12,471,080	$12,365,691

Depreciation expense related to single-family properties was $477.8 million, $454.2 million and $436.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During the fourth quarter of 2024, the Company acquired a portfolio of 1,673 single-family properties located in 13 markets across the United States for $481.7 million, which includes $1.9 million of direct transaction costs. The Company funded the transaction through a combination of cash on hand and its previously undrawn revolving credit facility.

Hurricanes Beryl, Debby, Helene and Milton impacted certain properties in our Texas, Florida, Georgia, South Carolina and North Carolina markets during the year ended December 31, 2024. The Company’s property and casualty insurance policies provide coverage for wind and flood damage, as well as business interruption costs, during the period of remediation and repairs, subject to deductibles and limits. During the year ended December 31, 2024, the Company recognized $12.8 million in gross charges primarily related to actual and estimated accruals for minor repair and remediation costs, partially offset by $3.9 million of related insurance claims. The $8.9 million of net charges were included in hurricane-related charges, net within the consolidated statement of operations for the year ended December 31, 2024.

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. The Company disposed of single-family properties and land for aggregate net proceeds of $630.4 million, $573.2 million and $469.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, which resulted in an aggregate net gain on sale of $277.0 million, $248.6 million and $215.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company did not identify any indicators of impairment related to single-family properties in operation or under development for the years ended December 31, 2025, 2024 and 2023. See Note 12. Fair Value for details on nonrecurring fair value measurements and impairment of single-family properties and land upon classification as held for sale.

Note 4. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $236.2 million, $216.3 million and $210.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Variable lease payments for fees from single-family properties were $32.7 million, $32.3 million and $30.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of December 31, 2025 (amounts in thousands):

December 31, 2025
2026	$756,259
2027	51,466
2028	8
Total	$807,733

Rent and other receivables included $0.2 million and $3.9 million of insurance claims receivables related to Hurricanes Milton and Helene as of December 31, 2025 and 2024, respectively. The Company collected $4.0 million, zero and $4.0 million in proceeds from storm-related insurance claims during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 5. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Commercial real estate, software, vehicles and FF&E, net	$108,497	$104,188
Escrow deposits, prepaid expenses and other	94,354	116,316
Operating lease right-of-use assets	15,684	14,729
Deferred costs and other intangibles, net	9,482	12,401
Consolidated land not owned (see Note 2)	—	89,745
Total	$228,017	$337,379

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $22.3 million, $19.4 million and $17.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Deferred leasing costs	$3,213	$3,746
Deferred financing costs	11,512	11,512
	14,725	15,258
Less: accumulated amortization	(5,243)	(2,857)
Total	$9,482	$12,401

Amortization expense related to deferred leasing costs was $4.2 million, $3.4 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in depreciation and amortization within the consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $2.3 million, $2.5 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in gross interest, prior to interest capitalization (see Note 7. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of December 31, 2025 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
2026	$1,337	$2,300	$3,637
2027	—	2,300	2,300
2028	—	2,309	2,309
2029	—	1,236	1,236
Total	$1,337	$8,145	$9,482

Note 6. Investments in Unconsolidated Joint Ventures

As of December 31, 2025, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the consolidated statements of operations.

During the second quarter of 2014, the Company entered into a joint venture with the Alaska Permanent Fund Corporation (the “Alaska JV”) to invest in homes acquired through traditional acquisition channels.

During the third quarter of 2018, the Company entered into a joint venture with another leading institutional investor (the “Institutional Investor JV”) to invest in newly constructed single-family rental homes, which was subsequently amended and upsized to $312.5 million during the third quarter of 2019. The initial term of the joint venture with Institutional Investor JV was five years from the effective date of the amended agreement, during which neither member could unilaterally market properties for sale.

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

The following table summarizes our investments in unconsolidated joint ventures as of December 31, 2025 and 2024 (amounts in thousands, except percentages and property data):

Joint Venture Description	% Ownership at December 31, 2025	Completed Homes at December 31, 2025	Investments in Unconsolidated Joint Ventures
			December 31, 2025	December 31, 2024
Alaska JV	20%	142	$10,564	$15,598
Institutional Investor JV	20%	1,015	10,340	12,349
J.P. Morgan JV I	20%	2,366	76,882	104,232
J.P. Morgan JV II	20%	262	51,149	26,955
		3,785	$148,935	$159,134

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $15.7 million, $14.4 million and $10.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in other income and expense, net within the consolidated statements of operations.

As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or accounts payable and accrued expenses in the consolidated balance sheets. The Company also transfers single-family properties or land to the joint ventures and recognized losses on transfers of $9.2 million, $14.1 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were included in gain on sale and impairment of single-family properties and other, net in the consolidated statements of operations.

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.90% margin and matures on July 1, 2027. As of December 31, 2025, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

During the first quarter of 2025, J.P. Morgan JV I amended its existing loan agreement to increase borrowing capacity to $500.0 million. During the initial three-year term, the loan bears interest at SOFR plus a 1.50% margin and matures on January 24, 2028. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of December 31, 2025, J.P. Morgan JV I’s loan had a $479.8 million outstanding principal balance.

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

Note 7. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of December 31, 2025 and 2024 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	December 31, 2025	December 31, 2024
AMH 2015-SFR1 securitization	4.14%	N/A	$—	$494,868
AMH 2015-SFR2 securitization	4.36%	N/A	—	430,523
Total asset-backed securitizations			—	925,391
2028 unsecured senior notes (2)	4.08%	February 15, 2028	500,000	500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2030 unsecured senior notes	4.95%	June 15, 2030	650,000	—
2031 unsecured senior notes (3)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	600,000
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	500,000
2035 unsecured senior notes (4)	5.08%	March 15, 2035	500,000	500,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (5)	4.82%	July 16, 2029	360,000	—
Total debt			5,160,000	5,075,391
Unamortized discounts on unsecured senior notes			(35,055)	(35,594)
Deferred financing costs, net (6)			(29,210)	(29,035)
Total debt per balance sheet			$5,095,735	$5,010,762
(1)Interest rates are rounded and as of December 31, 2025. Unless otherwise stated, interest rates are fixed percentages.
(2)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(3)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(4)The stated interest rate on the 2035 unsecured senior notes is 5.25%, which was hedged to yield an interest rate of 5.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods (see Revolving Credit Facility below). The Company had approximately $3.2 million and $2.0 million committed to outstanding letters of credit that reduced our borrowing capacity as of December 31, 2025 and 2024, respectively. The revolving credit facility bears interest at SOFR plus a 0.10% spread adjustment and a margin of 0.85% as of December 31, 2025.
(6)Deferred financing costs relate to our asset-backed securitizations and unsecured senior notes. Amortization of deferred financing costs related to our asset-backed securitizations and unsecured senior notes was $5.0 million, $6.2 million and $7.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of December 31, 2025 (amounts in thousands):

Debt Maturities
2026	$—
2027	—
2028	500,000
2029	760,000
2030	650,000
Thereafter	3,250,000
Total debt	$5,160,000

Encumbered Properties

The following table displays the number of properties pledged as collateral for the Company’s asset-backed securitization loans and the aggregate net book values as of December 31, 2025 and 2024 (amounts in thousands, except property data):

	December 31, 2025		December 31, 2024
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
AMH 2015-SFR1 securitization	—	$—	4,666	$560,692
AMH 2015-SFR2 securitization	—	—	4,153	523,082
Total encumbered properties	—	$—	8,819	$1,083,774

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

During the first quarter of 2025, the Operating Partnership paid off the $493.2 million outstanding principal on the AMH 2015-SFR1 securitization, which resulted in $0.2 million of charges related to legal and bank fees that are included in loss on early extinguishment of debt within the consolidated statements of operations. The payoff of the AMH 2015-SFR1 securitization also resulted in the release of the 4,661 homes pledged as collateral and $16.0 million of cash restricted for lender requirements.

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

Asset-backed Securitizations

The Company completed multiple asset-backed securitizations, all of which had certain general characteristics in common. The asset-backed securitization transactions resulted in newly-formed special purpose entities (the “Borrowers”), which entered into loans with third-party lenders. The Borrowers were each wholly owned by respective special purpose entities (the “Equity Owners”), which were wholly owned by the Operating Partnership. The loans were represented by promissory notes that were immediately transferred by the third-party lenders to subsidiaries of the Company and then to Real Estate Mortgage Investment Conduit (“REMIC”) trusts in exchange for single-family rental pass-through certificates representing the beneficial ownership interests in the respective loans and trusts. Upon receipt of the certificates, the subsidiaries sold the certificates to investors. The principal amount of each class of certificates corresponded to the corresponding principal amount of the loan components with an additional class to hold the residual REMIC interest. The loans required monthly payments of interest together with principal payments representing one-twelfth of one percent of the original principal amount of the loans.

The loans were secured by first priority mortgages on pools of single-family residential properties transferred to the Borrowers from the Company’s portfolio of properties. The Borrowers’ homes were substantially similar to the other properties owned by the Company and were leased to tenants underwritten on substantially the same basis as the tenants in the Company’s other properties. During the duration of the loans, the Borrowers’ properties could not generally be transferred, sold or otherwise securitized and the Company could substitute properties if a property owned by the Borrowers became a disqualified property under the terms of the loan or voluntarily with properties eligible for substitution, in limited circumstances, subject to the terms, conditions and limitations provided in the loan agreements. The loans were also secured by a security interest in all of the Borrowers’ personal property and a pledge of all of the assets of the Equity Owners, including a security interest in their membership interests in the Borrowers. The Company provided a limited guaranty (i) for certain losses arising out of designated acts of intentional misconduct and (ii) for the principal amount of the loans and all other obligations under the loan agreements in the event of insolvency or bankruptcy proceedings.

The Company accounted for the transfers of the notes from its subsidiaries to the trusts as sales under ASC 860, Transfers and Servicing, with no resulting gain or loss as the notes were both originated by the third-party lenders and immediately transferred at the same fair market value. The Company also evaluated and did not identify any variable interests in the trusts. Accordingly, the Company consolidated, at historical cost basis, the homes placed as collateral for the notes, and the principal balances outstanding on the notes were included in asset-backed securitizations, net within the consolidated balance sheets.

The loan agreements provided that the Borrowers maintain covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreements defined the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the 12-month period following the date of determination.

AMH 2015-SFR1 Securitization

The AMH 2015-SFR1 securitization completed during the first quarter of 2015 was a fixed-rate loan for $552.8 million with a 30-year term maturing on April 9, 2045 and had a duration-adjusted weighted-average interest rate of 4.14%. The loan was originally secured by first priority mortgages on a pool of 4,661 single-family residential properties owned by the Borrower. Gross proceeds from the transaction were $552.8 million before issuance costs of $13.3 million.

During the first quarter of 2025, the Operating Partnership paid off the AMH 2015-SFR1 securitization using available cash on hand. See Early Extinguishment of Debt above.

AMH 2015-SFR2 Securitization

The AMH 2015-SFR2 securitization completed during the third quarter of 2015 was a fixed-rate loan for $477.7 million with a 30-year term maturing on October 9, 2045 and had a duration-adjusted weighted-average interest rate of 4.36%. The loan was originally secured by first priority mortgages on a portfolio of 4,125 single-family residential properties owned by the Borrower. Gross proceeds from the transaction were $477.7 million before issuance costs of $11.3 million.

During the third quarter of 2025, the Operating Partnership paid off the AMH 2015-SFR2 securitization using available cash on hand. See Early Extinguishment of Debt above.

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

The 2028 Notes, 2029 Notes, 2030 Notes, 2031 Notes, 2032 Notes, 2034 Notes I, 2034 Notes II, 2035 Notes, 2051 Notes and 2052 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The indentures require that we maintain certain financial covenants.

Revolving Credit Facility

During the third quarter of 2024, the Company entered into a credit agreement with a $1.25 billion sustainability-linked revolving credit facility. The interest rate on the revolving credit facility is at either a daily or Term SOFR plus a 0.10% spread adjustment and a margin ranging from 0.725% to 1.40% or a base rate (determined according to the greater of a prime rate, federal funds rate plus 0.5% or the daily SOFR plus 1.10%) plus a margin ranging from 0.00% to 0.40%. In each case the actual margin is determined based on the Company’s credit ratings in effect from time to time. The revolving credit facility matures on July 16, 2028, with two six-month extension options at the Company’s election if certain conditions are met. In addition, the Company is required to pay a facility fee of an amount ranging from 0.125% to 0.30% of the aggregate amount of the revolving commitments, which fee is also based on the Company’s credit rating.

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Gross interest cost	$240,406	$218,494	$195,430
Capitalized interest	(55,208)	(53,143)	(55,232)
Interest expense	$185,198	$165,351	$140,198

Note 8. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Resident security deposits	$121,025	$123,377
Accrued interest	68,763	65,824
Accrued property taxes	65,328	61,044
Accrued construction and maintenance liabilities	57,662	80,710
Prepaid rent	33,189	30,153
Operating lease liabilities	17,196	16,309
Accounts payable	322	96
Liability for consolidated land not owned (see Note 2)	—	74,518
Other accrued liabilities	73,394	69,728
Total	$436,879	$521,759

Note 9. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Class A Common Shares / Units

Class A units represent voting equity interests in the Operating Partnership. Holders of Class A units in the Operating Partnership have the right to redeem the units for cash or, at the election of the Company, exchange the units for AMH’s Class A common shares on a one-for-one basis. AMH owned 87.9% and 87.8% of the total 417,133,720 and 421,000,048 Class A units outstanding as of December 31, 2025 and 2024, respectively.

During the first quarter of 2022, the Company completed an underwritten public offering for 23,000,000 of its Class A common shares of beneficial interest, $0.01 par value per share, of which 10,000,000 shares were issued directly by the Company and 13,000,000 shares were offered on a forward basis at the request of the Company by the forward sellers. In connection with this offering, the Company entered into forward sale agreements with the forward purchasers (the “2022 Forward Sale Agreements”) for these 13,000,000 shares, which were accounted for in equity. The Company did not initially receive proceeds from the sale of the Class A common shares offered on a forward basis. During the first quarter of 2023, the Company issued and physically settled the remaining 8,000,000 Class A common shares under the 2022 Forward Sale Agreements, receiving net proceeds of $298.4 million.

At-the-Market Common Share Offering Program
The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The At-the-Market Program may be suspended or terminated by the Company at any time. During the years ended December 31, 2024 and 2023, the Company directly issued 932,746 and 2,799,683 Class A common shares under its At-the-Market Program, respectively, raising $33.7 million and $102.0 million in gross proceeds before commissions and other expenses of approximately $0.5 million and $1.7 million, respectively. Additionally, the Company entered into a forward sale agreement with the forward purchaser during the first quarter of 2024 (the “March 2024 Forward Sale Agreement”), which was accounted for in equity, to offer 2,987,024 Class A common shares on a forward basis under its At-the-Market Program at the request of the Company by the forward seller. The Company issued and physically settled the 2,987,024 Class A common shares during the fourth quarter of 2024, receiving gross proceeds of $110.6 million before commissions and other expenses of approximately $0.8 million and before offering costs of approximately $0.2 million. During the year ended December 31, 2025, no shares were issued under the At-the-Market Program. As of December 31, 2025, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

Share Repurchase Program

In 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2018 Share Repurchase Program”). All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the year ended December 31, 2025, the Company repurchased and retired 4.7 million of its Class A common shares on a settlement date basis pursuant to the 2018 Share Repurchase Program at a weighted-average price of $31.77 per share and a total price of $150.0 million. During the years ended December 31, 2024 and 2023, the Company did not repurchase and retire any of its Class A common shares or preferred shares. As of December 31, 2025, the Company had a remaining repurchase authorization under the 2018 Share Repurchase Program of up to $115.1 million of its outstanding Class A common shares and up to $250.0 million of its outstanding preferred shares.

In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 Share Repurchase Program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program, at a weighted-average price of $31.49 per share and a total price of $115.1 million. In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program. See Note 16. Subsequent Events for further details.

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

Perpetual Preferred Shares / Units

As of December 31, 2025 and 2024, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				December 31, 2025		December 31, 2024
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

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

The Company’s board of trustees declared the following distributions during the years ended December 31, 2025, 2024 and 2023. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Years Ended December 31,
	2025	2024	2023
Class A and Class B common shares	$1.20	$1.04	$0.88
5.875% Series G perpetual preferred shares	1.47	1.47	1.47
6.250% Series H perpetual preferred shares	1.56	1.56	1.56

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s consolidated balance sheets primarily consists of the interests held by former AH LLC members in units in the Operating Partnership. Former AH LLC members owned 49,879,990 and 50,779,990, or approximately 12.0% and 12.1%, of the total 417,133,720 and 421,000,048 Class A units in the Operating Partnership as of December 31, 2025 and 2024, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 596,990, or approximately 0.1%, of the total 417,133,720 and

421,000,048 Class A units in the Operating Partnership as of December 31, 2025 and 2024, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s consolidated balance sheets and limited partner capital in the Operating Partnership’s consolidated balance sheets.

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

During the years ended December 31, 2025, 2024 and 2023, employees were granted RSUs that generally vest over a three-year service period and non-management trustees were granted RSUs that vest over a one-year service period. In addition, the Company granted Chris Lau, the Company’s Chief Financial Officer, 143,968 RSUs on February 21, 2024, which cliff vest five years from the date of grant. Options expire 10 years from the date of grant.

During the years ended December 31, 2025, 2024 and 2023, certain senior employees were granted PSUs that cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2025 through December 31, 2027 for PSUs granted during the year ended December 31, 2025, January 1, 2024 through December 31, 2026 for PSUs granted during the year ended December 31, 2024 and January 1, 2023 through December 31, 2025 for PSUs granted during the year ended December 31, 2023. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

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

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1) (amounts in thousands)
Options outstanding at December 31, 2022	730,550	$17.97	3.0	$8,889
Granted	—	—		—
Exercised	(207,875)	16.76		3,852
Forfeited	—	—		—
Options outstanding at December 31, 2023	522,675	$18.45	2.5	$9,150
Granted	—	—		—
Exercised	(193,175)	16.11		4,019
Forfeited	—	—		—
Options outstanding at December 31, 2024	329,500	$19.83	2.1	$5,796
Granted	—	—		—
Exercised	(139,000)	18.11		2,551
Forfeited	—	—		—
Options outstanding at December 31, 2025	190,500	$21.09	1.4	$2,098
Options exercisable at December 31, 2025	190,500	$21.09	1.4	$2,098
(1)Intrinsic value for activities other than exercises is defined as the difference between the grant price and the market value on the last trading day of the period for those stock options where the market value is greater than the grant price. For exercises, intrinsic value is defined as the difference between the grant price and the market value on the date of exercise.

The following table summarizes RSU activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2025, 2024 and 2023:

	Restricted Share Units	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2022	1,024,722	$33.99
Granted	509,730	33.24
Vested	(418,351)	31.40
Forfeited	(25,579)	33.45
RSUs outstanding at December 31, 2023	1,090,522	$34.64
Granted	701,342	35.70
Vested	(559,257)	33.80
Forfeited	(45,063)	34.85
RSUs outstanding at December 31, 2024	1,187,544	$35.66
Granted	514,636	36.42
Vested	(559,079)	36.34
Forfeited	(34,822)	35.69
RSUs outstanding at December 31, 2025	1,108,279	$35.66

The following table summarizes PSU activity under the 2012 Plan and 2021 Plan for the years ended December 31, 2025, 2024 and 2023:

	Performance-Based Restricted Share Units (1)	Weighted-Average Grant Date Fair Value
PSUs outstanding at December 31, 2022	294,423	$41.07
Granted	227,033	40.19
Vested	—	—
Forfeited	(1,237)	43.91
PSUs outstanding at December 31, 2023	520,219	$40.68
Granted	254,157	41.46
Adjustment for performance achievement	75,109	34.83
Vested	(167,428)	34.83
Forfeited	(4,759)	41.51
PSUs outstanding at December 31, 2024	677,298	$41.76
Granted	227,616	43.18
Adjustment for performance achievement	170,757	43.99
Vested	(370,854)	43.99
Forfeited	(4,044)	41.62
PSUs outstanding at December 31, 2025	700,773	$41.39
(1)Represents the number of target shares at grant date for PSUs outstanding, granted and forfeited. Adjustment for performance achievement represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance period ended December 31, 2024 and 2023, which was determined and vested during the first quarters of 2025 and 2024, respectively.

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	2025	2024	2023
Expected term (years)	3.0	3.0	3.0
Dividend yield	2.83%	2.44%	2.09%
Estimated volatility (1)	22.48%	23.83%	27.45%
Risk-free interest rate	4.49%	4.19%	4.16%
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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
General and administrative expense	$16,078	$20,617	$16,379
Property management expenses	4,090	4,814	4,030
Acquisition and other transaction costs	5,647	5,553	4,961
Total noncash share-based compensation expense	$25,815	$30,984	$25,370

As of December 31, 2025, the unrecognized compensation expense for unvested RSUs and PSUs was $19.0 million and $8.3 million, respectively. The unrecognized compensation expense for unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.6 years and 1.2 years, respectively.

Note 11. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands, except share and per share data):

	For the Years Ended December 31,
	2025	2024	2023
Numerator:
Net income	$513,392	$468,142	$432,142
Less:
Noncontrolling interest	60,418	55,716	51,974
Dividends on preferred shares	13,944	13,944	13,944
Allocation to participating securities (1)	1,332	1,317	1,083
Numerator for income per common share–basic and diluted	$437,698	$397,165	$365,141

Denominator:
Weighted-average common shares outstanding–basic	370,556,400	367,454,012	362,024,968
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	350,182	535,525	452,248
Weighted-average common shares outstanding–diluted (3)	370,906,582	367,989,537	362,477,216

Net income per common share:
Basic	$1.18	$1.08	$1.01
Diluted	$1.18	$1.08	$1.01
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the years ended December 31, 2025, 2024 and 2023 and the dilutive effect of a forward sale equity contract under the treasury stock method for the year ended December 31, 2024 (see Note 9. Shareholders’ Equity / Partners’ Capital).
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands, except unit and per unit data):

	For the Years Ended December 31,
	2025	2024	2023
Numerator:
Net income	$513,392	$468,142	$432,142
Less:
Preferred distributions	13,944	13,944	13,944
Allocation to participating securities (1)	1,332	1,317	1,083
Numerator for income per common unit–basic and diluted	$498,116	$452,881	$417,115

Denominator:
Weighted-average common units outstanding–basic	421,550,914	418,830,992	413,401,948
Effect of dilutive securities:
Share-based compensation plan and forward sale equity contracts (2)	350,182	535,525	452,248
Weighted-average common units outstanding–diluted	421,901,096	419,366,517	413,854,196

Net income per common unit:
Basic	$1.18	$1.08	$1.01
Diluted	$1.18	$1.08	$1.01
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method for the years ended December 31, 2025, 2024 and 2023 and the dilutive effect of a forward sale equity contract under the treasury stock method for the year ended December 31, 2024 (see Note 9. Shareholders’ Equity / Partners’ Capital).

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

The following table displays the carrying values and fair values of our debt instruments as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
AMH 2015-SFR1 securitization, net	$—	$—	$494,635	$496,776
AMH 2015-SFR2 securitization, net	—	—	429,709	432,316
Total asset-backed securitizations, net	—	—	924,344	929,092
2028 unsecured senior notes, net	498,323	501,385	497,534	488,265
2029 unsecured senior notes, net	398,229	406,716	397,665	397,064
2030 unsecured senior notes, net	642,250	663,436	—	—
2031 unsecured senior notes, net	444,249	402,764	443,210	376,947
2032 unsecured senior notes, net	587,497	567,708	585,509	537,174
2034 unsecured senior notes I, net	595,230	620,784	594,640	597,504
2034 unsecured senior notes II, net	494,031	517,225	493,336	496,185
2035 unsecured senior notes, net	493,863	508,475	493,150	487,335
2051 unsecured senior notes, net	292,115	203,439	291,807	198,174
2052 unsecured senior notes, net	289,948	238,782	289,567	234,258
Total unsecured senior notes, net	4,735,735	4,630,714	4,086,418	3,812,906
Revolving credit facility	360,000	360,000	—	—
Total debt	$5,095,735	$4,990,714	$5,010,762	$4,741,998

Recurring Fair Value Measurements

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

During the first quarter of 2025, in anticipation of a potential debt issuance and in order to hedge interest rate risk, the Company entered into two treasury lock agreements with an aggregate notional amount of $200.0 million based on the 10-year treasury note rates at the time. The treasury locks were designated as cash flow hedging instruments. The Company settled the treasury locks during the second quarter of 2025 in connection with the pricing of the 2030 Notes (see Note 7. Debt), which resulted in an immaterial gain. The treasury locks were the only financial instruments recorded at fair value on a recurring basis in the consolidated financial statements and were classified as Level 2 within the fair value hierarchy as their fair values were estimated using observable inputs based on the 10-year treasury note rates.

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

The following table summarizes single-family properties and land for which the Company has recorded impairments in the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Pre-impairment carrying value	$149,398	$59,195	$14,633
Total impairments	(34,363)	(9,163)	(1,908)
Fair value	$115,035	$50,032	$12,725

Note 13. Related Party Transactions

As of December 31, 2025 and 2024, affiliates owned approximately 8.3% and 12.4%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 49,372,165 and 50,622,165 Class A units as of December 31, 2025 and 2024, respectively) an approximate 19.3% and 23.0% interest as of December 31, 2025 and 2024, respectively.

See Note 6. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office space from third parties for our corporate and property management operations under non-cancelable operating lease agreements. Our operating leases have remaining lease terms of one to six years before any unexercised options to extend. For the years ended December 31, 2025, 2024 and 2023, operating lease costs were as follows (amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Lease costs	$4,262	$4,018	$4,014

Other information related to our operating lease terms and discount rates were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	4.7 years	5.3 years
Weighted-average discount rate	3.9%	3.2%

Future lease obligations for our operating leases as of December 31, 2025 were as follows (amounts in thousands):

Operating Lease Obligations
2026	$4,353
2027	4,041
2028	3,494
2029	3,106
2030	2,696
Thereafter	1,090
Total lease payments	18,780
Less: imputed interest	(1,584)
Operating lease liabilities	$17,196

Other Commitments

As of December 31, 2025, the Company had $86.5 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of December 31, 2025, the Company had sales in escrow for 248 of our single-family properties and 195 of our land lots for an aggregate selling price of $92.9 million.

As of December 31, 2025, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $169.9 million.

401(k) Retirement Savings Plan

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company contributions (subject to statutory limitations), which amounted to approximately $4.0 million, $3.8 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Note 15. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and assess performance. The Company is organized as a REIT with activities related to developing, renovating, leasing and managing single-family homes as rental properties in one geographically diversified portfolio, which represents our one operating and reportable segment. Our one reportable segment derives its revenues from leasing single-family homes to tenants under non-cancelable lease agreements generally with a term of one year as well as certain fees charged to tenants. The Company’s CODM is our Chief Executive Officer and Chief Operating Officer.

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

The CODM also reviews core net operating income (“Core NOI”) at the total portfolio level as an additional segment profitability measure. The CODM uses the segment profitability measures to evaluate income generated from total portfolio assets in deciding whether to reinvest profits into enhancing the existing portfolio or for development of new properties. Property disposition decisions are made at the individual property level and development decisions are made at the community level. Core NOI for the total portfolio is also used to monitor budget versus actual results and in competitive analysis to benchmark against the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

In addition to the revenues and significant segment expenses included within the consolidated statements of operations, the following table presents significant segment expenses regularly provided to the CODM within property operating expenses for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Property operating expenses
Property tax expense	$265,037	$252,406	$239,425
HOA fees	28,656	26,911	25,768
Repairs and maintenance and turnover costs	351,129	326,745	316,318
Insurance	19,132	19,821	17,948
Total property operating expenses	$663,954	$625,883	$599,459

The table below summarizes the components and significant expense categories included in Core NOI and regularly provided to the CODM for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Core revenues	$1,609,010	$1,507,266	$1,408,050

Core property operating expenses
Property tax expense	265,037	252,406	239,425
HOA fees, net of tenant charge-backs	28,656	26,911	25,768
Repairs and maintenance and turnover costs, net of tenant charge-backs	119,299	113,206	108,373
Insurance	19,132	19,821	17,948
Property management expenses, net of tenant charge-backs and excluding share-based compensation	121,324	116,615	111,723
Total core property operating expenses	553,448	528,959	503,237

Core NOI	$1,055,562	$978,307	$904,813

Reconciliation of core revenues to rents and other single-family property revenues

Core revenues	$1,609,010	$1,507,266	$1,408,050
Tenant charge-backs	241,224	221,431	215,555
Rents and other single-family property revenues	$1,850,234	$1,728,697	$1,623,605

Reconciliation of Core NOI to net income

Core NOI	$1,055,562	$978,307	$904,813
Noncash share-based compensation - property management	(4,090)	(4,814)	(4,030)
General and administrative expense	(83,006)	(83,590)	(74,615)
Interest expense	(185,198)	(165,351)	(140,198)
Acquisition and other transaction costs	(12,259)	(12,192)	(16,910)
Depreciation and amortization	(504,341)	(477,010)	(456,550)
Hurricane-related charges, net	—	(8,884)	—
Loss on early extinguishment of debt	(396)	(6,323)	—
Gain on sale and impairment of single-family properties and other, net	231,460	225,756	209,834
Other income and expense, net	15,660	22,243	9,798
Net income	$513,392	$468,142	$432,142

Note 16. Subsequent Events

Subsequent Additions

From January 1, 2026 through February 13, 2026, the Company added 207 newly constructed properties delivered through its AMH Development Program to its operating portfolio for a total cost of approximately $85.8 million.

Subsequent Dispositions

From January 1, 2026 through February 13, 2026, the Company disposed of 307 single-family properties for aggregate net proceeds of approximately $85.5 million.

Distributions

On February 12, 2026, the Company’s board of trustees approved an increase in quarterly dividends to $0.33 per Class A and Class B common share for the first quarter of 2026. The quarterly dividends are payable on March 31, 2026 to shareholders of record on March 13, 2026.

Share Repurchase Program

In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 Share Repurchase Program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program at a weighted-average price of $31.49 per share and a total price of $115.1 million.

In February 2026, the Company’s board of trustees authorized a new share repurchase program to repurchase up to $500.0 million of outstanding Class A common shares and up to $250.0 million of outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The new share repurchase program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status.

Revolving Credit Facility

From January 1, 2026 through February 13, 2026, the Company borrowed an additional $20.0 million under its revolving credit facility, resulting in $380.0 million of outstanding borrowings under its revolving credit facility as of February 13, 2026.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025

(Amounts in thousands, except number of single-family homes)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Total Cost as of December 31, 2025 (1)
Market	Number of Single-Family Properties (2)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net Cost Basis	Date of Acquisition

Single-family properties in operation
Albuquerque, NM	268	$9,899	$39,656	$—	$7,519	$9,899	$47,175	$57,074	$(15,162)	$41,912	2013-2022
Atlanta, GA	5,944	222,268	988,534	—	233,432	222,268	1,221,966	1,444,234	(314,938)	1,129,296	2012-2025
Austin, TX	499	19,676	73,013	—	13,628	19,676	86,641	106,317	(30,906)	75,411	2012-2022
Boise, ID	1,107	50,319	246,203	—	60,125	50,319	306,328	356,647	(48,983)	307,664	2013-2025
Charleston, SC	1,665	72,565	275,766	—	65,912	72,565	341,678	414,243	(84,941)	329,302	2012-2025
Charlotte, NC	4,237	165,723	674,304	—	155,777	165,723	830,081	995,804	(239,516)	756,288	2012-2025
Cincinnati, OH	2,092	69,811	281,302	—	71,537	69,811	352,839	422,650	(136,386)	286,264	2012-2025
Colorado Springs, CO	194	16,130	63,013	—	9,640	16,130	72,653	88,783	(8,060)	80,723	2013-2023
Columbus, OH	2,251	72,690	324,081	—	86,592	72,690	410,673	483,363	(124,387)	358,976	2012-2025
Dallas-Fort Worth, TX	3,663	97,938	446,634	—	112,619	97,938	559,253	657,191	(223,464)	433,727	2012-2024
Denver, CO	886	49,544	208,913	—	39,030	49,544	247,943	297,487	(74,718)	222,769	2012-2025
Greater Chicago area, IL and IN	1,500	47,568	186,639	—	60,058	47,568	246,697	294,265	(111,909)	182,356	2012-2015
Greensboro, NC	714	21,567	97,568	—	20,255	21,567	117,823	139,390	(43,146)	96,244	2013-2025
Greenville, SC	799	23,950	121,101	—	22,912	23,950	144,013	167,963	(46,371)	121,592	2013-2025
Houston, TX	2,250	51,571	292,773	—	67,189	51,571	359,962	411,533	(135,065)	276,468	2012-2024
Indianapolis, IN	2,993	89,950	366,563	—	91,238	89,950	457,801	547,751	(168,593)	379,158	2012-2025
Jacksonville, FL	3,382	124,641	549,508	—	132,337	124,641	681,845	806,486	(165,722)	640,764	2012-2025
Kansas City, MO	156	8,259	38,193	—	408	8,259	38,601	46,860	(1,618)	45,242	2024
Knoxville, TN	439	16,037	79,724	—	11,881	16,037	91,605	107,642	(30,804)	76,838	2013-2022
Las Vegas, NV	2,733	176,735	533,638	—	171,530	176,735	705,168	881,903	(122,791)	759,112	2011-2025
Memphis, TN	663	25,187	94,577	—	18,087	25,187	112,664	137,851	(33,980)	103,871	2013-2024
Miami, FL	136	1,621	15,844	—	4,376	1,621	20,220	21,841	(9,080)	12,761	2013-2015
Milwaukee, WI	56	3,416	9,541	—	1,555	3,416	11,096	14,512	(5,017)	9,495	2013
Nashville, TN	3,392	144,689	601,252	—	147,474	144,689	748,726	893,415	(213,852)	679,563	2012-2025
Oklahoma City, OK	473	16,138	96,833	—	1,873	16,138	98,706	114,844	(4,088)	110,756	2024-2025
Orlando, FL	2,227	79,621	386,683	—	107,539	79,621	494,222	573,843	(107,532)	466,311	2011-2025
Phoenix, AZ	3,282	159,558	484,812	—	110,117	159,558	594,929	754,487	(172,452)	582,035	2011-2025
Portland, OR	312	25,109	54,522	—	6,658	25,109	61,180	86,289	(18,613)	67,676	2013-2022
Raleigh, NC	2,147	79,849	308,464	—	54,706	79,849	363,170	443,019	(128,079)	314,940	2012-2025
Salt Lake City, UT	1,931	123,819	388,151	—	84,520	123,819	472,671	596,490	(137,863)	458,627	2012-2025
San Antonio, TX	1,105	33,283	156,323	—	38,194	33,283	194,517	227,800	(57,248)	170,552	2012-2024
Savannah/Hilton Head, SC	1,024	39,705	159,644	—	27,652	39,705	187,296	227,001	(51,542)	175,459	2013-2025
Seattle, WA	1,072	87,111	251,342	—	41,656	87,111	292,998	380,109	(64,642)	315,467	2012-2025
Tampa, FL	3,057	127,686	540,458	—	116,951	127,686	657,409	785,095	(157,474)	627,621	2012-2025
Tucson, AZ	861	31,867	164,521	—	53,293	31,867	217,814	249,681	(33,130)	216,551	2011-2025
Winston Salem, NC	827	20,967	102,259	—	21,339	20,967	123,598	144,565	(44,723)	99,842	2013-2022
Total single-family properties in operation	60,337	2,406,467	9,702,352	—	2,269,609	2,406,467	11,971,961	14,378,428	(3,366,795)	11,011,633	2011-2025
Single-family properties under development & development land	—	400,460	—	680,134	152,992	1,080,594	152,992	1,233,586	—	1,233,586
Single-family properties and land held for sale	1,142	53,252	149,238	40,044	44,219	93,296	193,457	286,753	(60,892)	225,861	2011-2025
Total real estate assets	61,479	$2,860,179	$9,851,590	$720,178	$2,466,820	$3,580,357	$12,318,410	$15,898,767	$(3,427,687)	$12,471,080	2011-2025
(1)The unaudited aggregate cost of consolidated real estate in the table above for federal income tax purposes was $15.8 billion as of December 31, 2025.
(2)There were no encumbrances on any of our real estate assets as of December 31, 2025.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025 (continued)

Change in Total Real Estate Assets for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2025	2024	2023
Balance, beginning of period	$13,929,467	$12,885,689	$12,325,124
Development, acquisitions and building improvements	971,712	1,495,474	871,828
Dispositions	(408,553)	(416,933)	(313,029)
Write-offs	(38,645)	(34,302)	(37,446)
Impairment	(11,991)	(9,163)	(1,908)
Reclassifications to single-family properties and land held for sale, net of dispositions	(63,562)	8,702	41,120
Balance, end of period	$14,378,428	$13,929,467	$12,885,689

Change in Accumulated Depreciation for Single-Family Properties in Operation

	For the Years Ended December 31,
(Amounts in thousands)	2025	2024	2023
Balance, beginning of period	$(3,048,868)	$(2,719,970)	$(2,386,452)
Depreciation (1)	(477,767)	(454,159)	(436,143)
Dispositions	100,602	90,141	68,389
Write-offs	38,645	34,302	37,446
Reclassifications to single-family properties and land held for sale, net of dispositions	20,593	818	(3,210)
Balance, end of period	$(3,366,795)	$(3,048,868)	$(2,719,970)
(1)Depreciation of buildings and improvements is computed on a straight-line basis over estimated useful lives ranging from three to thirty years.