Form 10-Q
period 2026-03-31
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2026-05-07
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
There were 359,960,517 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on May 5, 2026.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of March 31, 2026 owned approximately 87.9% of the common partnership interest in, the Operating Partnership. The remaining 12.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

These and other important factors, including those discussed or incorporated by reference under Part II, “Item 1A. Risk Factors,” Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Single-family properties:
Land	$2,418,410	$2,406,467
Buildings and improvements	12,058,732	11,971,961
Single-family properties in operation	14,477,142	14,378,428
Less: accumulated depreciation	(3,443,333)	(3,366,795)
Single-family properties in operation, net	11,033,809	11,011,633
Single-family properties under development and development land	1,139,179	1,233,586
Single-family properties and land held for sale, net	235,549	225,861
Total real estate assets, net	12,408,537	12,471,080
Cash and cash equivalents	63,301	108,516
Restricted cash	144,863	122,174
Rent and other receivables	48,241	43,119
Escrow deposits, prepaid expenses and other assets	239,103	228,017
Investments in unconsolidated joint ventures	150,714	148,935
Goodwill	120,279	120,279
Total assets	$13,175,038	$13,242,120

Liabilities
Revolving credit facility	$390,000	$360,000
Unsecured senior notes, net	4,737,926	4,735,735
Accounts payable and accrued expenses	447,118	436,879
Total liabilities	5,575,044	5,532,614

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 363,160,711 and 366,021,665 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	3,632	3,660
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at March 31, 2026 and December 31, 2025)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at March 31, 2026 and December 31, 2025)	92	92
Additional paid-in capital	7,297,948	7,411,003
Accumulated deficit	(380,213)	(387,643)
Accumulated other comprehensive income	6,320	6,630
Total shareholders’ equity	6,927,785	7,033,748
Noncontrolling interest	672,209	675,758
Total equity	7,599,994	7,709,506

Total liabilities and equity	$13,175,038	$13,242,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Rents and other single-family property revenues	$472,024	$459,276

Expenses:
Property operating expenses	168,709	167,530
Property management expenses	33,284	34,181
General and administrative expense	21,332	19,671
Interest expense	48,222	45,426
Acquisition, disposition and other transaction costs	3,060	3,061
Depreciation and amortization	127,344	124,928
Total expenses	401,951	394,797

Gain on sale and impairment of single-family properties and other, net	78,444	62,016
Loss on early extinguishment of debt	—	(216)
Other income and expense, net	327	2,434

Net income	148,844	128,713

Noncontrolling interest	17,590	15,255
Dividends on preferred shares	3,486	3,486

Net income attributable to common shareholders	$127,768	$109,972

Weighted-average common shares outstanding:
Basic	364,281,692	370,372,388
Diluted	364,498,367	370,761,741

Net income attributable to common shareholders per share:
Basic	$0.35	$0.30
Diluted	$0.35	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$148,844	$128,713
Other comprehensive loss:
Cash flow hedging instruments:
Unrealized loss on cash flow hedging instruments	—	(1,549)
Reclassification adjustment for amortization of interest expense included in net income	(352)	(351)
Other comprehensive loss	(352)	(1,900)
Comprehensive income	148,492	126,813
Comprehensive income attributable to noncontrolling interests	17,554	15,021
Dividends on preferred shares	3,486	3,486
Comprehensive income attributable to common shareholders	$127,452	$108,306

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2025	366,021,665	$3,660	635,075	$6	9,200,000	$92	$7,411,003	$(387,643)	$6,630	$7,033,748	$675,758	$7,709,506
Share-based compensation	—	—	—	—	—	—	6,760	—	—	6,760	—	6,760
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	452,767	5	—	—	—	—	(9,256)	—	—	(9,251)	—	(9,251)
Redemptions of Class A units	340,000	3	—	—	—	—	4,549	—	6	4,558	(4,558)	—
Repurchases of Class A common shares	(3,653,721)	(36)	—	—	—	—	(115,108)	—	—	(115,144)	—	(115,144)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(16,545)	(16,545)
Common shares ($0.33 per share)	—	—	—	—	—	—	—	(120,338)	—	(120,338)	—	(120,338)
Net income	—	—	—	—	—	—	—	131,254	—	131,254	17,590	148,844
Total other comprehensive loss	—	—	—	—	—	—	—	—	(316)	(316)	(36)	(352)
Balances at March 31, 2026	363,160,711	$3,632	635,075	$6	9,200,000	$92	$7,297,948	$(380,213)	$6,320	$6,927,785	$672,209	$7,599,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$148,844	$128,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,344	124,928
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	2,408	2,485
Noncash share-based compensation	6,760	7,661
Loss on early extinguishment of debt	—	216
Equity in net loss of unconsolidated entities	1,192	915
Return on investment from unconsolidated joint ventures	—	1,659
Gain on sale and impairment of single-family properties and other, net	(78,444)	(62,016)
Other changes in operating assets and liabilities:
Rent and other receivables	(5,334)	(3,583)
Prepaid expenses and other assets	(5,926)	12,739
Deferred leasing costs	(627)	(1,239)
Accounts payable and accrued expenses	9,961	9,906
Amounts due from related parties	(3,118)	1,019
Net cash provided by operating activities	203,060	223,403

Investing activities
Cash paid for single-family properties	—	(4,009)
Change in escrow deposits for purchase of single-family properties and land	(968)	(3,241)
Net proceeds received from sales of single-family properties and other	198,443	142,128
Proceeds received from storm-related insurance claims	212	—
Proceeds from notes receivable related to the sale of properties	59	19
Investment in unconsolidated joint ventures	(4,771)	(3,336)
Distributions from unconsolidated entities	2,812	963
Renovations to single-family properties	(9,409)	(7,456)
Recurring and other capital expenditures for single-family properties	(23,218)	(30,942)
Cash paid for development activity	(145,523)	(193,696)
Other investing activities	(7,383)	(8,119)
Net cash provided by (used for) investing activities	10,254	(107,689)

Financing activities
Repurchases of Class A common shares	(115,144)	—
Proceeds from issuances under share-based compensation plans	388	445
Payments related to tax withholding for share-based compensation	(9,639)	(10,815)
Payments on asset-backed securitizations	—	(496,593)
Proceeds from revolving credit facility	30,000	410,000
Payments related to liabilities to repurchase consolidated land not owned	—	(18,868)
Distributions to noncontrolling interests	(16,505)	(15,383)
Distributions to common shareholders	(121,454)	(112,372)
Distributions to preferred shareholders	(3,486)	(3,486)
Net cash used for financing activities	(235,840)	(247,072)

Net decrease in cash, cash equivalents and restricted cash	(22,526)	(131,358)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	230,690	350,216
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$208,164	$218,858

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(66,153)	$(68,249)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$43,839	$56,114
Transfers of completed homebuilding deliveries to single-family properties	198,585	175,892
Unrealized loss on cash flow hedging instruments	—	(1,549)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	1,277	842
Accrued distributions to affiliates	551	1,270
Accrued distributions to non-affiliates	178	179

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Single-family properties:
Land	$2,418,410	$2,406,467
Buildings and improvements	12,058,732	11,971,961
Single-family properties in operation	14,477,142	14,378,428
Less: accumulated depreciation	(3,443,333)	(3,366,795)
Single-family properties in operation, net	11,033,809	11,011,633
Single-family properties under development and development land	1,139,179	1,233,586
Single-family properties and land held for sale, net	235,549	225,861
Total real estate assets, net	12,408,537	12,471,080
Cash and cash equivalents	63,301	108,516
Restricted cash	144,863	122,174
Rent and other receivables	48,241	43,119
Escrow deposits, prepaid expenses and other assets	239,103	228,017
Investments in unconsolidated joint ventures	150,714	148,935
Goodwill	120,279	120,279
Total assets	$13,175,038	$13,242,120

Liabilities
Revolving credit facility	$390,000	$360,000
Unsecured senior notes, net	4,737,926	4,735,735
Accounts payable and accrued expenses	447,118	436,879
Total liabilities	5,575,044	5,532,614

Commitments and contingencies (see Note 15)

Capital
Partners' capital:
General partner:
Common units (363,795,786 and 366,656,740 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	6,699,625	6,805,278
Preferred units (9,200,000 units issued and outstanding at March 31, 2026 and December 31, 2025)	221,840	221,840
Limited partner:
Common units (50,136,980 and 50,476,980 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	671,340	674,847
Accumulated other comprehensive income	7,189	7,541
Total capital	7,599,994	7,709,506

Total liabilities and capital	$13,175,038	$13,242,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Rents and other single-family property revenues	$472,024	$459,276

Expenses:
Property operating expenses	168,709	167,530
Property management expenses	33,284	34,181
General and administrative expense	21,332	19,671
Interest expense	48,222	45,426
Acquisition, disposition and other transaction costs	3,060	3,061
Depreciation and amortization	127,344	124,928
Total expenses	401,951	394,797

Gain on sale and impairment of single-family properties and other, net	78,444	62,016
Loss on early extinguishment of debt	—	(216)
Other income and expense, net	327	2,434

Net income	148,844	128,713

Preferred distributions	3,486	3,486

Net income attributable to common unitholders	$145,358	$125,227

Weighted-average common units outstanding:
Basic	414,434,005	421,749,368
Diluted	414,650,680	422,138,721

Net income attributable to common unitholders per unit:
Basic	$0.35	$0.30
Diluted	$0.35	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$148,844	$128,713
Other comprehensive loss:
Cash flow hedging instruments:
Unrealized loss on cash flow hedging instruments	—	(1,549)
Reclassification adjustment for amortization of interest expense included in net income	(352)	(351)
Other comprehensive loss	(352)	(1,900)
Comprehensive income	148,492	126,813
Preferred distributions	3,486	3,486
Comprehensive income attributable to common unitholders	$145,006	$123,327

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2025	366,656,740	$6,805,278	$221,840	50,476,980	$674,847	$7,541	$7,709,506
Share-based compensation	—	6,760	—	—	—	—	6,760
Common units issued under share-based compensation plans, net of units withheld for employee taxes	452,767	(9,251)	—	—	—	—	(9,251)
Redemptions of Class A units	340,000	4,552	—	(340,000)	(4,552)	—	—
Repurchases of Class A units	(3,653,721)	(115,144)	—	—	—	—	(115,144)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.33 per unit)	—	(120,338)	—	—	(16,545)	—	(136,883)
Net income	—	127,768	3,486	—	17,590	—	148,844
Total other comprehensive loss	—	—	—	—	—	(352)	(352)
Balances at March 31, 2026	363,795,786	$6,699,625	$221,840	50,136,980	$671,340	$7,189	$7,599,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$148,844	$128,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,344	124,928
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	2,408	2,485
Noncash share-based compensation	6,760	7,661
Loss on early extinguishment of debt	—	216
Equity in net loss of unconsolidated entities	1,192	915
Return on investment from unconsolidated joint ventures	—	1,659
Gain on sale and impairment of single-family properties and other, net	(78,444)	(62,016)
Other changes in operating assets and liabilities:
Rent and other receivables	(5,334)	(3,583)
Prepaid expenses and other assets	(5,926)	12,739
Deferred leasing costs	(627)	(1,239)
Accounts payable and accrued expenses	9,961	9,906
Amounts due from related parties	(3,118)	1,019
Net cash provided by operating activities	203,060	223,403

Investing activities
Cash paid for single-family properties	—	(4,009)
Change in escrow deposits for purchase of single-family properties and land	(968)	(3,241)
Net proceeds received from sales of single-family properties and other	198,443	142,128
Proceeds received from storm-related insurance claims	212	—
Proceeds from notes receivable related to the sale of properties	59	19
Investment in unconsolidated joint ventures	(4,771)	(3,336)
Distributions from unconsolidated entities	2,812	963
Renovations to single-family properties	(9,409)	(7,456)
Recurring and other capital expenditures for single-family properties	(23,218)	(30,942)
Cash paid for development activity	(145,523)	(193,696)
Other investing activities	(7,383)	(8,119)
Net cash provided by (used for) investing activities	10,254	(107,689)

Financing activities
Repurchases of Class A units	(115,144)	—
Proceeds from issuances under share-based compensation plans	388	445
Payments related to tax withholding for share-based compensation	(9,639)	(10,815)
Payments on asset-backed securitizations	—	(496,593)
Proceeds from revolving credit facility	30,000	410,000
Payments related to liabilities to repurchase consolidated land not owned	—	(18,868)
Distributions to common unitholders	(137,959)	(127,755)
Distributions to preferred unitholders	(3,486)	(3,486)
Net cash used for financing activities	(235,840)	(247,072)

Net decrease in cash, cash equivalents and restricted cash	(22,526)	(131,358)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	230,690	350,216
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$208,164	$218,858

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(66,153)	$(68,249)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$43,839	$56,114
Transfers of completed homebuilding deliveries to single-family properties	198,585	175,892
Unrealized loss on cash flow hedging instruments	—	(1,549)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	1,277	842
Accrued distributions to affiliates	551	1,270
Accrued distributions to non-affiliates	178	179

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of March 31, 2026, the Company held 61,237 single-family properties in 24 states, including 1,037 properties classified as held for sale.

AMH is the general partner of, and as of March 31, 2026 owned approximately 87.9% of the common partnership interest in, the Operating Partnership. The remaining 12.1% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Any references in this report to the number of properties is outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the Public Company Accounting Oversight Board. In the opinion of management, all adjustments of a normal and recurring nature necessary for a fair statement of the condensed consolidated financial statements for the interim periods have been made. The operating results for interim periods are not necessarily indicative of results for other interim periods or the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has entered into real estate exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to defer taxable gains on the exchange of like-kind property (“1031 Exchange”). Our 1031 Exchange transactions are facilitated by a qualified intermediary (the “QI”), which holds the proceeds from the Company’s disposition of real properties until such transactions are complete. The QI established a special purpose entity, which was determined to be a VIE (the “QI VIE”), to hold the disposition proceeds in an escrow account and the QI VIE must use the proceeds to acquire replacement real property for the Company in a manner consistent with the requirements of Section 1031 of the Code. To the extent the proceeds are not used to acquire replacement real property, the QI VIE pays the proceeds to the Company. The Company is the primary beneficiary of the QI VIE as it retains essentially all economic benefits related to the QI VIE and directs the activities that most significantly impact the QI VIE’s economic performance and therefore the QI VIE and the related disposition proceeds are consolidated within the condensed consolidated financial statements. Our 1031 Exchange transactions also are facilitated by an exchange accommodation titleholder (the “EAT”), which holds the replacement property for the 1031 Exchange until such transactions are complete. The EAT established a special purpose entity, which was determined to be a VIE (the “EAT VIE”), to hold the replacement property and the EAT VIE must transfer the replacement property to the Company in a manner consistent with the requirements of Section 1031 of the Code. The Company is the primary beneficiary of the EAT VIE as it retains essentially all economic benefits related to the EAT VIE and directs the activities that most significantly impact the EAT VIE’s economic performance and therefore the EAT VIE and the related replacement property is consolidated within the condensed consolidated financial statements.

The Company also holds investments in proptech venture capital funds that we determined are VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities. The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the carrying value of the investments in these venture capital funds was $12.9 million and $13.8 million, respectively, and the Company’s maximum exposure to loss was $14.0 million and $15.0 million, respectively, which includes all future capital funding requirements.

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

Note 3. Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of funds held related to resident security deposits, funds held in the custody of our transfer agent for the payment of distributions and certain funds held for the purpose of facilitating 1031 Exchange transactions when proceeds are held prior to the completion of transactions. Funds held related to resident security deposits are restricted during the term of the related lease agreement, which is generally one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	March 31,		December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$63,301	$69,698	$108,516	$199,413
Restricted cash	144,863	149,160	122,174	150,803
Total cash, cash equivalents and restricted cash	$208,164	$218,858	$230,690	$350,216

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Occupied single-family properties	$10,410,452	$10,305,764
Single-family properties leased, not yet occupied	148,960	117,861
Single-family properties in turnover process	401,237	511,535
Single-family properties recently renovated or developed	73,160	74,940
Single-family properties newly acquired and under renovation	—	1,533
Single-family properties in operation, net	11,033,809	11,011,633
Development land	481,416	559,174
Single-family properties under development	657,763	674,412
Single-family properties and land held for sale, net	235,549	225,861
Total real estate assets, net	$12,408,537	$12,471,080

Depreciation expense related to single-family properties was $120.9 million and $118.5 million for the three months ended March 31, 2026 and 2025, respectively.

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. During the three months ended March 31, 2026 and 2025, the Company disposed of single-family properties and land for aggregate net proceeds of $198.4 million and $142.1 million, respectively, which resulted in an aggregate net gain on sale of $92.5 million and $66.0 million, respectively.

The Company did not identify any indicators of impairment related to single-family properties in operation or under development for the three months ended March 31, 2026 and 2025. See Note 13. Fair Value for details on nonrecurring fair value measurements and impairment of single-family properties and land upon classification as held for sale.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $64.7 million and $62.6 million for the three months ended March 31, 2026 and 2025, respectively. Variable lease payments for fees from single-family properties were $8.5 million and $8.6 million for the three months ended March 31, 2026 and 2025, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of March 31, 2026 (amounts in thousands):

March 31, 2026
Remaining 2026	$766,698
2027	178,092
2028	8,088
Total	$952,878

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Commercial real estate, software, vehicles and FF&E, net	$109,539	$108,497
Escrow deposits, prepaid expenses and other	104,864	94,354
Operating lease right-of-use assets	15,960	15,684
Deferred costs and other intangibles, net	8,740	9,482
Total	$239,103	$228,017

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $5.7 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Deferred leasing costs	$2,617	$3,213
Deferred financing costs	11,512	11,512
	14,129	14,725
Less: accumulated amortization	(5,389)	(5,243)
Total	$8,740	$9,482

Amortization expense related to deferred leasing costs was $0.8 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.6 million for both the three months ended March 31, 2026 and 2025 and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of March 31, 2026 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2026	$1,107	$1,732	$2,839
2027	56	2,300	2,356
2028	—	2,309	2,309
2029	—	1,236	1,236
Total	$1,163	$7,577	$8,740

Note 7. Investments in Unconsolidated Joint Ventures

As of March 31, 2026, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures as of March 31, 2026 and December 31, 2025 (amounts in thousands, except percentages and property data):

	% Ownership at March 31, 2026	Completed Homes at March 31, 2026	Investments in Unconsolidated Joint Ventures
Joint Venture Description			March 31, 2026	December 31, 2025
Alaska JV	20%	133	$11,113	$10,564
Institutional Investor JV	20%	1,015	9,824	10,340
J.P. Morgan JV I	20%	2,383	73,776	76,882
J.P. Morgan JV II	20%	327	56,001	51,149
		3,858	$150,714	$148,935

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $3.9 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations.

As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company also transfers single-family properties or land to the joint ventures and any gains or losses on transfers are included in gain on sale and impairment of single-family properties and other, net in the condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, there were no gains or losses on transfers of single-family properties or land to the joint ventures.

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.90% margin and matures on July 1, 2027. As of March 31, 2026, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

During the first quarter of 2025, J.P. Morgan JV I amended its existing loan agreement to increase borrowing capacity to $500.0 million. During the initial three-year term, the loan bears interest at SOFR plus a 1.50% margin and matures on January 24, 2028. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of March 31, 2026, J.P. Morgan JV I’s loan had a $492.4 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of March 31, 2026 and December 31, 2025 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	March 31, 2026	December 31, 2025
2028 unsecured senior notes (2)	4.08%	February 15, 2028	$500,000	$500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2030 unsecured senior notes	4.95%	June 15, 2030	650,000	650,000
2031 unsecured senior notes (3)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	600,000
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	500,000
2035 unsecured senior notes (4)	5.08%	March 15, 2035	500,000	500,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (5)	4.63%	July 16, 2029	390,000	360,000
Total debt			5,190,000	5,160,000
Unamortized discounts on unsecured senior notes			(33,952)	(35,055)
Deferred financing costs, net (6)			(28,122)	(29,210)
Total debt per balance sheet			$5,127,926	$5,095,735
(1)Interest rates are rounded and as of March 31, 2026. Unless otherwise stated, interest rates are fixed percentages.
(2)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(3)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(4)The stated interest rate on the 2035 unsecured senior notes is 5.25%, which was hedged to yield an interest rate of 5.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods. The Company had approximately $3.0 million and $3.2 million committed to outstanding letters of credit that reduced our borrowing capacity as of March 31, 2026 and December 31, 2025, respectively. The revolving credit facility bears interest at SOFR plus a 0.10% spread adjustment and a margin of 0.85% as of March 31, 2026.
(6)Deferred financing costs relate to our unsecured senior notes and amortization of these deferred financing costs was $1.1 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively, and is included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of March 31, 2026 (amounts in thousands):

Debt Maturities
Remaining 2026	$—
2027	—
2028	500,000
2029	790,000
2030	650,000
Thereafter	3,250,000
Total debt	$5,190,000

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Gross interest cost	$61,209	$59,280
Capitalized interest	(12,987)	(13,854)
Interest expense	$48,222	$45,426

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Resident security deposits	$119,155	$121,025
Accrued property taxes	109,022	65,328
Accrued construction and maintenance liabilities	54,830	57,662
Accrued interest	48,424	68,763
Prepaid rent	33,552	33,189
Operating lease liabilities	17,512	17,196
Accounts payable	374	322
Other accrued liabilities	64,249	73,394
Total	$447,118	$436,879

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2026 and 2025, no shares were issued under the At-the-Market Program. As of March 31, 2026, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

Share Repurchase Program

In 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2018 Share Repurchase Program”). All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2025, we did not repurchase and retire any of our Class A common shares or preferred shares under the 2018 Share Repurchase Program. During the fourth quarter of 2025, the Company repurchased and retired 4.7 million of its Class A common shares on a settlement date basis pursuant to the 2018 Share Repurchase Program at a weighted-average price of $31.77 per share and a total price of $150.0 million. In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 Share Repurchase Program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program at a weighted-average price of $31.49 per share and a total price of $115.1 million.

In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program for the repurchase of up to $500.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2026, we did not repurchase and retire any of our Class A common shares or preferred shares under the 2026 Share Repurchase Program. As of March 31, 2026, we had a remaining repurchase authorization of up to $500.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the 2026 Share Repurchase Program. In April 2026, the Company repurchased and retired 3.2 million of its outstanding Class A common shares on a settlement date basis pursuant to the 2026 Share Repurchase Program at a weighted-average price of $29.37 per share and a total price of $94.0 million, leaving $406.0 million of remaining authorization. See Note 17. Subsequent Events for further details.

Perpetual Preferred Shares / Units

As of March 31, 2026 and December 31, 2025, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				March 31, 2026		December 31, 2025
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	March 31, 2026	March 31, 2025
Class A and Class B common shares	$0.33	$0.30
5.875% Series G perpetual preferred shares	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 49,579,990 and 49,879,990, or approximately 12.0%, of the total 413,932,766 and 417,133,720 Class A units in the Operating Partnership as of March 31, 2026 and December 31, 2025, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 556,990 and 596,990, or approximately 0.1%, of the total 413,932,766 and 417,133,720 Class A units in the Operating Partnership as of March 31, 2026 and December 31, 2025, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the three months ended March 31, 2026 and 2025 generally vest over a three-year service period.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the three months ended March 31, 2026 and 2025 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2026 through December 31, 2028 for PSUs granted during the three months ended March 31, 2026 and from January 1, 2025 through December 31, 2027 for PSUs granted during the three months ended March 31, 2025. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Options outstanding at beginning of period	190,500	329,500
Granted	—	—
Exercised	(24,500)	(25,500)
Forfeited	—	—
Options outstanding at end of period	166,000	304,000
Options exercisable at end of period	166,000	304,000

The following table summarizes RSU activity under the 2021 Plan for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
RSUs outstanding at beginning of period	1,108,279	1,187,544
Granted	480,582	414,798
Vested	(409,476)	(445,857)
Forfeited	(23,879)	(5,548)
RSUs outstanding at end of period	1,155,506	1,150,937

The following table summarizes PSU activity under the 2021 Plan for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
PSUs outstanding at beginning of period (1)	700,773	677,298
Granted (1)	313,175	227,616
Adjustment for performance achievement (2)	103,585	170,757
Vested	(327,135)	(370,854)
Forfeited (1)	(9,189)	—
PSUs outstanding at end of period (1)	781,209	704,817
(1)Represents target shares at grant date.
(2)Represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance periods ended December 31, 2025 and 2024, which was determined and vested during the three months ended March 31, 2026 and 2025, respectively.

For the TSR Awards, the following assumptions were used in the calculation of fair value using the Monte Carlo simulation model:

	For the Three Months Ended March 31,
	2026	2025
Expected term (years)	3.0	3.0
Dividend yield	4.47%	2.83%
Estimated volatility (1)	26.04%	22.48%
Risk-free interest rate	3.61%	4.49%
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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition, disposition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
General and administrative expense	$4,445	$4,867
Property management expenses	1,121	1,246
Acquisition, disposition and other transaction costs	1,194	1,548
Total noncash share-based compensation expense	$6,760	$7,661

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three months ended March 31, 2026 and 2025 (amounts in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$148,844	$128,713
Less:
Noncontrolling interest	17,590	15,255
Dividends on preferred shares	3,486	3,486
Allocation to participating securities (1)	393	346
Numerator for income per common share–basic and diluted	$127,375	$109,626

Denominator:
Weighted-average common shares outstanding–basic	364,281,692	370,372,388
Effect of dilutive securities:
Share-based compensation plan (2)	216,675	389,353
Weighted-average common shares outstanding–diluted (3)	364,498,367	370,761,741

Net income per common share:
Basic	$0.35	$0.30
Diluted	$0.35	$0.30
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per share using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method.
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three months ended March 31, 2026 and 2025 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$148,844	$128,713
Less:
Preferred distributions	3,486	3,486
Allocation to participating securities (1)	393	346
Numerator for income per common unit–basic and diluted	$144,965	$124,881

Denominator:
Weighted-average common units outstanding–basic	414,434,005	421,749,368
Effect of dilutive securities:
Share-based compensation plan (2)	216,675	389,353
Weighted-average common units outstanding–diluted	414,650,680	422,138,721

Net income per common unit:
Basic	$0.35	$0.30
Diluted	$0.35	$0.30
(1)Unvested RSUs that have nonforfeitable rights to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted earnings per unit using the two-class method.
(2)Reflects the effect of potentially dilutive securities issuable upon the assumed exercise of stock options and vesting of PSUs under the treasury stock method.

Note 13. Fair Value

The carrying amount of rents and other receivables, restricted cash, escrow deposits, prepaid expenses and other assets, and accounts payable and accrued expenses generally approximate fair value because of the short maturity of these amounts.

Our revolving credit facility is a financial instrument classified as Level 3 in the fair value hierarchy as its fair value was estimated using unobservable inputs. As our revolving credit facility bears interest at a floating rate based on an index plus a spread (see Note 8. Debt), management believes that the carrying value (excluding deferred financing costs) of the revolving credit facility reasonably approximates fair value. Our unsecured senior notes are financial instruments classified as Level 2 in the fair value hierarchy as their fair values were estimated using observable inputs based on the market value of the last trade at the end of the period.

The following table displays the carrying values and fair values of our debt instruments as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 unsecured senior notes, net	$498,521	$497,425	$498,323	$501,385
2029 unsecured senior notes, net	398,370	402,324	398,229	406,716
2030 unsecured senior notes, net	642,683	652,373	642,250	663,436
2031 unsecured senior notes, net	444,509	395,960	444,249	402,764
2032 unsecured senior notes, net	587,994	553,998	587,497	567,708
2034 unsecured senior notes I, net	595,377	605,724	595,230	620,784
2034 unsecured senior notes II, net	494,205	500,840	494,031	517,225
2035 unsecured senior notes, net	494,030	492,140	493,863	508,475
2051 unsecured senior notes, net	292,193	196,602	292,115	203,439
2052 unsecured senior notes, net	290,044	229,521	289,948	238,782
Total unsecured senior notes, net	4,737,926	4,526,907	4,735,735	4,630,714
Revolving credit facility	390,000	390,000	360,000	360,000
Total debt	$5,127,926	$4,916,907	$5,095,735	$4,990,714

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

The following table summarizes single-family properties and land for which the Company has recorded impairments in the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Pre-impairment carrying value	$72,986	$55,182
Total impairments	(14,188)	(4,462)
Fair value	$58,798	$50,720

Note 14. Related Party Transactions

As of March 31, 2026 and December 31, 2025, affiliates owned approximately 7.8% and 8.3%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 49,372,165 Class A units as of March 31, 2026 and December 31, 2025) an approximate 18.9% and 19.3% interest as of March 31, 2026 and December 31, 2025, respectively.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of March 31, 2026, the Company had $134.3 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of March 31, 2026, the Company had sales in escrow for 282 of our single-family properties and 499 of our land lots for an aggregate selling price of $129.9 million.

As of March 31, 2026, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $164.5 million.

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

The accounting policies of our one reportable segment are the same as those described in Note 2. Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Net income and its components, as presented on the consolidated statements of operations, are metrics utilized by the CODM to assess the reporting segment’s performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

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

In addition to the revenues and significant segment expenses included within the condensed consolidated statements of operations, the following table presents significant segment expenses regularly provided to the CODM within property operating expenses for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Property operating expenses
Property tax expense	$68,180	$66,940
HOA fees	6,833	6,814
Repairs and maintenance and turnover costs	89,145	88,845
Insurance	4,551	4,931
Total property operating expenses	$168,709	$167,530

The table below summarizes the components and significant expense categories included in Core NOI and regularly provided to the CODM for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Core revenues	$406,124	$395,415

Core property operating expenses
Property tax expense	68,180	66,940
HOA fees, net of tenant charge-backs	6,833	6,814
Repairs and maintenance and turnover costs, net of tenant charge-backs	25,589	27,281
Insurance	4,551	4,931
Property management expenses, net of tenant charge-backs and excluding noncash share-based compensation	29,819	30,638
Total core property operating expenses	134,972	136,604

Core NOI	$271,152	$258,811

Reconciliation of core revenues to rents and other single-family property revenues

Core revenues	$406,124	$395,415
Tenant charge-backs	65,900	63,861
Rents and other single-family property revenues	$472,024	$459,276

Reconciliation of Core NOI to net income

Core NOI	$271,152	$258,811
Noncash share-based compensation - property management	(1,121)	(1,246)
General and administrative expense	(21,332)	(19,671)
Interest expense	(48,222)	(45,426)
Acquisition, disposition and other transaction costs	(3,060)	(3,061)
Depreciation and amortization	(127,344)	(124,928)
Loss on early extinguishment of debt	—	(216)
Gain on sale and impairment of single-family properties and other, net	78,444	62,016
Other income and expense, net	327	2,434
Net income	$148,844	$128,713

Note 17. Subsequent Events

Subsequent Portfolio Additions

From April 1, 2026 through April 30, 2026, the Company added 187 newly constructed properties delivered through its AMH Development Program to its operating portfolio for a total cost of approximately $77.6 million.

Subsequent Dispositions

From April 1, 2026 through April 30, 2026, the Company disposed of 247 single-family properties for aggregate net proceeds of approximately $69.8 million.

Share Repurchase Program

From April 1, 2026 through April 30, 2026, the Company repurchased and retired 3.2 million of its outstanding Class A common shares on a settlement date basis pursuant to the 2026 Share Repurchase Program at a weighted-average price of $29.37 per share and a total price of $94.0 million, leaving $406.0 million of remaining authorization.

Revolving Credit Facility

From April 1, 2026 through May 7, 2026, the Company borrowed an additional $30.0 million and paid down $80.0 million under its revolving credit facility, resulting in $340.0 million of outstanding borrowings under its revolving credit facility as of May 7, 2026.

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

As of March 31, 2026, we owned 61,237 single-family properties in select submarkets of metropolitan statistical areas in 24 states, including 1,037 properties held for sale, compared to 61,479 single-family properties in 24 states, including 1,142 properties held for sale, as of December 31, 2025 and 61,361 single-family properties in 24 states, including 661 properties held for sale, as of March 31, 2025. As of March 31, 2026, 57,112 of our total properties (excluding properties held for sale) were occupied, compared to 56,756 of our total properties (excluding properties held for sale) as of December 31, 2025 and 58,246 of our total properties (excluding properties held for sale) as of March 31, 2025. Also, as of March 31, 2026, the Company had an additional 3,858 properties held in unconsolidated joint ventures, compared to 3,785 properties held in unconsolidated joint ventures as of December 31, 2025 and 3,487 properties held in unconsolidated joint ventures as of March 31, 2025. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of March 31, 2026:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,921	9.8%	$1,448.7	10.0%	$244,686	2,201	17.5	2017
Charlotte, NC	4,205	7.0%	994.6	6.9%	236,530	2,122	19.0	2016
Dallas-Fort Worth, TX	3,595	6.0%	646.5	4.5%	179,822	2,080	21.6	2014
Jacksonville, FL	3,398	5.6%	818.7	5.7%	240,971	1,934	14.4	2017
Nashville, TN	3,372	5.6%	890.2	6.1%	264,014	2,125	17.2	2016
Phoenix, AZ	3,290	5.5%	765.7	5.3%	232,764	1,870	19.7	2016
Tampa, FL	3,081	5.1%	805.2	5.6%	261,387	1,964	14.4	2017
Indianapolis, IN	2,981	5.0%	547.1	3.8%	183,515	1,931	22.9	2015
Las Vegas, NV	2,764	4.6%	900.3	6.2%	325,740	1,976	10.6	2018
Columbus, OH	2,262	3.8%	494.9	3.4%	218,822	1,912	21.0	2016
Houston, TX	2,223	3.7%	407.5	2.8%	183,320	2,061	20.2	2015
Orlando, FL	2,216	3.7%	581.5	4.0%	262,428	1,950	15.8	2017
Raleigh, NC	2,124	3.5%	439.2	3.0%	206,798	1,899	19.4	2015
Cincinnati, OH	2,079	3.5%	421.1	2.9%	202,561	1,844	23.2	2014
Salt Lake City, UT	1,929	3.2%	596.7	4.1%	309,330	2,244	19.0	2016
Charleston, SC	1,678	2.8%	422.6	2.9%	251,885	1,964	13.3	2017
Greater Chicago area, IL and IN	1,492	2.5%	293.0	2.0%	196,405	1,869	24.5	2013
Boise, ID	1,112	1.8%	359.5	2.5%	323,342	1,886	11.1	2018
Seattle, WA	1,096	1.8%	393.3	2.7%	358,886	2,006	14.3	2018
San Antonio, TX	1,079	1.8%	223.1	1.5%	206,836	1,901	16.5	2016
All Other (2)	8,303	13.7%	2,027.7	14.1%	244,213	1,932	18.9	2017
Total/Average	60,200	100.0%	$14,477.1	100.0%	$240,483	2,001	18.1	2016
(1)Excludes 1,037 single-family properties held for sale as of March 31, 2026.
(2)Represents 16 markets in 15 states.

The following table summarizes certain key leasing metrics as of March 31, 2026:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.1%	$2,361	12.7	6.1	1.6%
Charlotte, NC	95.7%	2,302	12.5	5.8	3.2%
Dallas-Fort Worth, TX	95.5%	2,374	12.5	5.8	1.6%
Jacksonville, FL	94.1%	2,245	12.8	6.7	1.8%
Nashville, TN	94.5%	2,449	12.6	6.1	1.7%
Phoenix, AZ	94.1%	2,200	12.0	5.6	1.3%
Tampa, FL	93.9%	2,510	12.9	6.7	1.1%
Indianapolis, IN	96.0%	2,004	12.6	6.3	3.4%
Las Vegas, NV	94.6%	2,395	12.9	6.3	1.5%
Columbus, OH	95.3%	2,376	12.8	7.0	3.8%
Houston, TX	96.1%	2,134	12.5	5.8	2.8%
Orlando, FL	94.2%	2,466	12.6	6.2	2.1%
Raleigh, NC	94.9%	2,128	12.6	6.2	1.8%
Cincinnati, OH	96.1%	2,290	12.7	6.6	5.0%
Salt Lake City, UT	94.6%	2,576	12.7	6.4	2.0%
Charleston, SC	94.0%	2,389	12.6	6.2	2.8%
Greater Chicago area, IL and IN	96.1%	2,668	12.6	6.8	6.1%
Boise, ID	94.0%	2,339	12.5	5.8	3.5%
Seattle, WA	94.6%	2,981	11.9	6.0	3.1%
San Antonio, TX	95.0%	1,955	12.6	5.7	(1.0)%
All Other (6)	93.9%	2,278	12.7	6.2	2.0%
Total/Average	94.7%	$2,331	12.6	6.2	2.3%
(1)Excludes 1,037 single-family properties held for sale as of March 31, 2026.
(2)For the three months ended March 31, 2026, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended March 31, 2026, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended March 31, 2026, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Property Development, Acquisitions and Dispositions

Our growth strategy is primarily focused on developing “built-for-rental” homes through our internal AMH Development Program. In addition, we evaluate opportunities to acquire newly constructed homes from third-party developers through our National Builder Program. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets and inventory of homes currently under construction or newly developed. Our level of investment activity has fluctuated based on the number of suitable opportunities and the level of capital available to invest. We have strategically scaled back acquisitions of single-family properties through broker sales via the MLS and our National Builder Program as the housing market adjusts to the current macroeconomic environment. In the past, our ability to identify and acquire homes through traditional channels that met our investment criteria was impacted by home prices in our target markets, the inventory of properties available, the availability of bulk portfolio acquisition opportunities, competition for our target assets and our available capital.

During the three months ended March 31, 2026, we developed 457 newly constructed homes delivered to our operating portfolio through our AMH Development Program, offset by 594 homes identified for sale. During the three months ended March 31, 2026, we also developed an additional 82 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 539 total home deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of March 31, 2026 and December 31, 2025, there were 1,037 and 1,142 properties, respectively, as well as certain land lots, classified as held for sale. During the three months ended March 31, 2026 and 2025, we sold 710 and 416 properties, respectively. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 3.0% for the three months ended March 31, 2026, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 7.4% and 6.9% during the three months ended March 31, 2026 and 2025, respectively.

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

Results of Operations

Net income totaled $148.8 million for the three months ended March 31, 2026, compared to $128.7 million for the three months ended March 31, 2025. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses and higher net gains on property sales.

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

Core NOI also excludes (1) hurricane-related charges, net, which result in material charges to our single-family property portfolio, (2) gain or loss on early extinguishment of debt, (3) gains and losses from sales or impairments of single-family properties and other, (4) depreciation and amortization, (5) acquisition, disposition and other transaction costs incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations, (6) noncash share-based compensation expense, (7) interest expense, (8) general and administrative expense, and (9) other income and expense, net. We believe Core NOI provides useful information to investors about the operating performance of our single-family properties without the impact of certain operating expenses that are reimbursed through tenant charge-backs.

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

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$472,024	$459,276
Tenant charge-backs	(65,900)	(63,861)
Core revenues	406,124	395,415
Less: Non-Same-Home core revenues	(40,277)	(38,124)
Same-Home core revenues	$365,847	$357,291

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$168,709	$167,530
Property management expenses	33,284	34,181
Noncash share-based compensation - property management	(1,121)	(1,246)
Expenses reimbursed by tenant charge-backs	(65,900)	(63,861)
Core property operating expenses	134,972	136,604
Less: Non-Same-Home core property operating expenses	(14,975)	(16,310)
Same-Home core property operating expenses	$119,997	$120,294

Core NOI and Same-Home Core NOI
Net income	$148,844	$128,713
Loss on early extinguishment of debt	—	216
Gain on sale and impairment of single-family properties and other, net	(78,444)	(62,016)
Depreciation and amortization	127,344	124,928
Acquisition, disposition and other transaction costs	3,060	3,061
Noncash share-based compensation - property management	1,121	1,246
Interest expense	48,222	45,426
General and administrative expense	21,332	19,671
Other income and expense, net	(327)	(2,434)
Core NOI	271,152	258,811
Less: Non-Same-Home Core NOI	(25,302)	(21,814)
Same-Home Core NOI	$245,850	$236,997

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31, 2026
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$360,061		$39,927		$399,988
Fees from single-family properties	9,050		1,214		10,264
Bad debt	(3,264)		(864)		(4,128)
Core revenues	365,847		40,277		406,124

Property tax expense	60,504	16.5%	7,676	19.1%	68,180	16.8%
HOA fees, net (2)	6,359	1.7%	474	1.2%	6,833	1.7%
R&M and turnover costs, net (2)	23,012	6.3%	2,577	6.4%	25,589	6.3%
Insurance	4,001	1.1%	550	1.4%	4,551	1.1%
Property management expenses, net (3)	26,121	7.2%	3,698	9.1%	29,819	7.3%
Core property operating expenses	119,997	32.8%	14,975	37.2%	134,972	33.2%

Core NOI	$245,850	67.2%	$25,302	62.8%	$271,152	66.8%

	For the Three Months Ended March 31, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$352,251		$38,080		$390,331
Fees from single-family properties	8,325		1,054		9,379
Bad debt	(3,285)		(1,010)		(4,295)
Core revenues	357,291		38,124		395,415

Property tax expense	59,773	16.7%	7,167	18.8%	66,940	16.9%
HOA fees, net (2)	6,133	1.7%	681	1.8%	6,814	1.7%
R&M and turnover costs, net (2)	23,649	6.6%	3,632	9.5%	27,281	6.9%
Insurance	4,284	1.2%	647	1.7%	4,931	1.2%
Property management expenses, net (3)	26,455	7.5%	4,183	11.0%	30,638	7.8%
Core property operating expenses	120,294	33.7%	16,310	42.8%	136,604	34.5%

Core NOI	$236,997	66.3%	$21,814	57.2%	$258,811	65.5%
(1)Includes 54,162 properties that have been stabilized longer than 90 days prior to January 1, 2025.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 2.8% to $472.0 million for the three months ended March 31, 2026 from $459.3 million for the three months ended March 31, 2025. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 0.7% to $168.7 million for the three months ended March 31, 2026 from $167.5 million for the three months ended March 31, 2025. The increase was primarily driven by annual increases in property tax expense.

Property Management Expenses

Property management expenses for the three months ended March 31, 2026 and 2025 were $33.3 million and $34.2 million, respectively, which included $1.1 million and $1.2 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The decrease in property management expenses was primarily attributable to a decrease in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 2.4% to $365.8 million for the three months ended March 31, 2026 from $357.3 million for the three months ended March 31, 2025. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 3.0% to $2,329 per month for the three months ended March 31, 2026 compared to $2,261 per month for the three months ended March 31, 2025, as well as higher fees from single-family properties, partially offset by a decrease in Average Occupied Days Percentage, which was 95.1% for the three months ended March 31, 2026 compared to 95.9% for the three months ended March 31, 2025.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties decreased 0.2% to $120.0 million for the three months ended March 31, 2026 from $120.3 million for the three months ended March 31, 2025 primarily driven by the Company’s effective cost controls.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended March 31, 2026 and 2025 was $21.3 million and $19.7 million, respectively, which included $4.4 million and $4.9 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily due to increases in personnel related expenses and information technology costs, partially offset by a decrease in noncash share-based compensation expense.

Interest Expense

Interest expense increased 6.2% to $48.2 million for the three months ended March 31, 2026 from $45.4 million for the three months ended March 31, 2025. The increase was primarily due to additional interest from the issuance of unsecured senior notes in May 2025 as well as higher interest expense on our revolving credit facility as a result of a larger average balance, partially offset by lower interest expense resulting from the payoffs of the AMH 2015-SFR1 securitization in March 2025 and the AMH 2015-SFR2 securitization in September 2025.

Acquisition, Disposition and Other Transaction Costs

Acquisition, disposition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the disposal of certain properties or portfolios of properties, or costs associated with land transactions, which do not qualify for capitalization. Acquisition, disposition and other transaction costs were $3.1 million for both the three months ended March 31, 2026 and 2025, which included $1.2 million and $1.5 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 1.9% to $127.3 million for the three months ended March 31, 2026 from $124.9 million for the three months ended March 31, 2025 primarily due to growth in the average cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended March 31, 2026 and 2025 was $78.4 million and $62.0 million, respectively, which included $14.2 million and $4.5 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from a higher volume of properties sold, partially offset by higher impairment charges.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the three months ended March 31, 2026 and 2025 was zero and $0.2 million, respectively. During the three months ended March 31, 2025, the AMH 2015-SFR1 securitization was paid off in March 2025.

Other Income and Expense, net

Other income and expense, net for the three months ended March 31, 2026 and 2025 was $0.3 million and $2.4 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated entities, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The decrease was primarily due to lower interest income.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report. There have been no material changes to these estimates during the three months ended March 31, 2026.

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

Our liquidity and capital resources as of March 31, 2026 included $63.3 million of cash and cash equivalents. Additionally, as of March 31, 2026, we had $390.0 million of outstanding borrowings and $3.0 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $857.0 million of remaining borrowing capacity. Under our At-the-Market Program discussed below, we also had $753.7 million remaining available for future share issuances as of March 31, 2026. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

With respect to our contractually obligated expenditures, our cash requirements within the next twelve months include accounts payable and accrued expenses, interest payments on debt obligations, operating lease obligations and purchase commitments to acquire land for our AMH Development Program. Except as described in Note 8. Debt, Note 9. Accounts Payable and Accrued Expenses, Note 15. Commitments and Contingencies and Note 17. Subsequent Events to our condensed consolidated financial statements in this report, there have been no other material changes outside the ordinary course of business to our other known contractual obligations described in “Liquidity and Capital Resources” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Annual Report.

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$203,060	$223,403	$(20,343)
Net cash provided by (used for) investing activities	10,254	(107,689)	117,943
Net cash used for financing activities	(235,840)	(247,072)	11,232
Net decrease in cash, cash equivalents and restricted cash	$(22,526)	$(131,358)	$108,832

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities decreased $20.3 million, or 9.1%, from $223.4 million for the three months ended March 31, 2025 to $203.1 million for the three months ended March 31, 2026, primarily due to changes in working capital primarily related to the timing of payments for prepaid expenses and other assets as well as higher cash outflows for property related expenses, partially offset by increased cash inflows generated from higher rental rates.

Investing Activities

Our investing activities are most significantly impacted by the level of investment activity through the development of “built-for rental” homes through our AMH Development Program. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties to invest in the strategic expansion of our single-family property portfolio.

Net cash provided by investing activities was $10.3 million for the three months ended March 31, 2026 compared to net cash used for investing activities of $107.7 million for the three months ended March 31, 2025. This change was primarily attributable to (i) a $56.3 million increase in net proceeds received from sales of single-family properties and other resulting from an increase in properties sold, (ii) a $54.5 million decrease in cash outflows for the addition of single-family properties to our portfolio, primarily for our AMH Development Program, as a result of a scale-back in capital investment given the current capital markets environment, and (iii) a $5.8 million decrease in cash outflows for recurring and other capital expenditures and renovations to single-family properties.

Financing Activities

Net cash used for financing activities decreased $11.2 million, or 4.5%, from $247.1 million for the three months ended March 31, 2025 to $235.8 million for the three months ended March 31, 2026. The decrease in cash outflows was primarily attributable to (i) $496.6 million in nonrecurring asset-backed securitizations payments resulting from the payoff of the AMH 2015-SFR1 securitization during the three months ended March 31, 2025 and (ii) $18.9 million in nonrecurring payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program during the three months ended March 31, 2025. These changes were partially offset by (i) a $380.0 million decrease in proceeds from our revolving credit facility, (ii) $115.1 million in cash outflows for the repurchases of Class A common shares during the three months ended March 31, 2026 and (iii) a $10.2 million increase in distributions paid to common share and unit holders resulting primarily from a 10% increase in distributions paid per common share and unit during the three months ended March 31, 2026.

At-the-Market Common Share Offering Program

The Company maintains an at-the-market common share offering program under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The

At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to develop new single-family properties and communities, and (iii) for working capital and general corporate purposes, including repurchases of the Company’s securities, capital expenditures and the expansion, redevelopment and/or improvement of properties in the Company’s portfolio. The At-the-Market Program may be suspended or terminated by the Company at any time. During the three months ended March 31, 2026 and 2025, no shares were issued under the At-the-Market Program. As of March 31, 2026, 6,719,453 shares have been issued under the At-the-Market Program and $753.7 million remained available for future share issuances.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

In 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2018 Share Repurchase Program”). All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2025, we did not repurchase and retire any of our Class A common shares or preferred shares under the 2018 Share Repurchase Program. During the fourth quarter of 2025, the Company repurchased and retired 4.7 million of its Class A common shares on a settlement date basis pursuant to the 2018 Share Repurchase Program at a weighted-average price of $31.77 per share and a total price of $150.0 million. In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 Share Repurchase Program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program at a weighted-average price of $31.49 per share and a total price of $115.1 million.

In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program for the repurchase of up to $500.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the three months ended March 31, 2026, we did not repurchase and retire any of our Class A common shares or preferred shares under the 2026 Share Repurchase Program. As of March 31, 2026, we had a remaining repurchase authorization of up to $500.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the 2026 Share Repurchase Program. In April 2026, the Company repurchased and retired 3.2 million of its outstanding Class A common shares on a settlement date basis pursuant to the 2026 Share Repurchase Program at a weighted-average price of $29.37 per share and a total price of $94.0 million, leaving $406.0 million of remaining authorization.

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

During the three months ended March 31, 2026 and 2025, the Company distributed an aggregate $141.4 million and $131.2 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

Core FFO attributable to common share and unit holders is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute this metric by adjusting FFO attributable to common share and unit holders for (1) acquisition, disposition, other transaction costs and other incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations and adjustments for investments in proptech venture capital funds related to the pro rata equity pickup of realized and unrealized gains and losses from their portfolio investments, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to our single-family property portfolio, (4) gain or loss on early extinguishment of debt and (5) the allocation of income to our perpetual preferred shares in connection with their redemption.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net income attributable to common shareholders	$127,768	$109,972
Adjustments:
Noncontrolling interests in the Operating Partnership	17,590	15,255
Gain on sale and impairment of single-family properties and other, net	(78,444)	(62,016)
Adjustments for unconsolidated real estate joint ventures	1,913	1,484
Depreciation and amortization	127,344	124,928
Less: depreciation and amortization of non-real estate assets	(5,663)	(5,365)
FFO attributable to common share and unit holders (1)	$190,508	$184,258
Adjustments:
Acquisition, disposition, other transaction costs and other	4,002	4,090
Noncash share-based compensation - general and administrative	4,445	4,867
Noncash share-based compensation - property management	1,121	1,246
Loss on early extinguishment of debt	—	216
Core FFO attributable to common share and unit holders (1)	$200,076	$194,677
Recurring Capital Expenditures	(12,065)	(16,829)
Leasing costs	(627)	(1,239)
Adjusted FFO attributable to common share and unit holders (1)	$187,384	$176,609
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

EBITDA / EBITDAre / Adjusted EBITDAre / Fully Adjusted EBITDAre

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. EBITDAre is a supplemental non-GAAP financial measure, which we calculate in accordance with the definition approved by NAREIT by adjusting EBITDA for gains and losses from sales or impairments of single-family properties and adjusting for unconsolidated real estate joint ventures on the same basis. Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting EBITDAre for (1) acquisition, disposition, other transaction costs and other incurred with business combinations and the acquisition or disposition of properties as well as nonrecurring items unrelated to ongoing operations and adjustments for investments in proptech venture capital funds related to the pro rata equity pickup of realized and unrealized gains and losses from their portfolio investments, (2) noncash share-based compensation expense, (3) hurricane-related charges, net, which result in material charges to our single-family property portfolio and (4) gain or loss on early extinguishment of debt. Fully Adjusted EBITDAre is a supplemental non-GAAP financial measure calculated by adjusting Adjusted EBITDAre for (1) Recurring Capital Expenditures and (2) leasing costs. As a portion of our homes are recently developed, acquired and/or renovated, we estimate Recurring Capital Expenditures for our entire portfolio by multiplying (a) current period actual Recurring Capital Expenditures per Same-Home Property by (b) our total number of properties, excluding newly acquired non-stabilized properties and properties classified as held for sale. We believe these metrics provide useful information to investors because they exclude the impact of various income and expense items that are not indicative of operating performance.

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net income	$148,844	$128,713
Interest expense	48,222	45,426
Depreciation and amortization	127,344	124,928
EBITDA	$324,410	$299,067

Gain on sale and impairment of single-family properties and other, net	(78,444)	(62,016)
Adjustments for unconsolidated real estate joint ventures	1,913	1,484
EBITDAre	$247,879	$238,535

Noncash share-based compensation - general and administrative	4,445	4,867
Noncash share-based compensation - property management	1,121	1,246
Acquisition, disposition, other transaction costs and other	4,002	4,090
Loss on early extinguishment of debt	—	216
Adjusted EBITDAre	$257,447	$248,954

Recurring Capital Expenditures	(12,065)	(16,829)
Leasing costs	(627)	(1,239)
Fully Adjusted EBITDAre	$244,755	$230,886

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the three months ended March 31, 2026, the Company borrowed $30.0 million on its revolving credit facility, resulting in $390.0 million of outstanding variable rate debt as of March 31, 2026. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

As of March 31, 2026, assuming no change in the outstanding balance of our existing variable rate debt, which bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 0.10% spread adjustment and a margin of 0.85%, a hypothetical 100 basis point increase or decrease in the SOFR would increase or decrease our projected annual interest expense by approximately $3.9 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Treasury lock agreements are used from time to time to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. We do not hold or issue these derivative contracts for trading or speculative purposes.

There have been no other material changes to our market risk from those disclosed in section Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Annual Report.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, see Note 15. Commitments and Contingencies to our condensed consolidated financial statements in this report.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in the 2025 Annual Report in Part I, “Item 1A. Risk Factors” and in our other filings with the SEC and the risk factor set forth below. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.

The following is an update of a risk factor included in our Form 10-K for the year ended December 31, 2025 to reflect developments after the filing of such Form 10-K.

New and proposed laws and regulations restricting institutional ownership of single-family homes could impede our ability to operate or grow our business.

Various legislative and regulatory bodies, including at the federal, state and local level, have been focused on the shortage of residential housing in the U.S. and significant increases in the cost of housing. Some states and local jurisdictions have passed or proposed regulations (i) imposing prohibitions or limitations on corporate entities purchasing and renting single-family homes, (ii) restricting developers from selling single-family homes to corporate entities intending to rent such homes, (iii) imposing tax and financial disincentives on corporate ownership of single-family homes for rent, and (iv) imposing adverse zoning restrictions on corporate ownership of single-family homes for rent. Similar restrictions are being considered at the federal level. For example, in March 2026, the U.S. Senate advanced a federal housing bill that if enacted into law may, among other things, restrict us from purchasing single-family homes or may require us to divest certain homes acquired or developed by us after enactment of the legislation. The Senate bill is currently under consideration by the U.S. House of Representatives.

We expect this trend to continue at the federal, state and local level. Any such laws or regulations could impose significant costs, could require that we suspend or limit property acquisitions or otherwise modify or cease existing business practices or divest properties, could restrict the locations where we can operate our business, and could adversely impact our tax profile, including our status as a REIT. In addition, the prospect of such laws or regulations has adversely impacted and may in the future continue to adversely impact our access to capital markets and the attractiveness of our securities to certain investors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchases of its outstanding Class A common shares during the three months ended March 31, 2026 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	3,653,721	$31.49	3,653,721	$—
February 1, 2026 to February 28, 2026	—	—	—	500,000
March 1, 2026 to March 31, 2026	—	—	—	500,000
Total	3,653,721	$31.49	3,653,721	$500,000
(1)In February 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of outstanding Class A common shares and up to $250.0 million of outstanding preferred shares from time to time in the open market or in privately negotiated transactions. As of the end of January 2026, there was no capacity remaining under the 2018 program. In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program for the repurchase of up to $500.0 million of outstanding Class A common shares and up to $250.0 million of outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The new share repurchase program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units.

In April 2026, the Company repurchased and retired 3.2 million of its outstanding Class A common shares on a settlement date basis pursuant to the new share repurchase program at a weighted-average price of $29.37 per share and a total price of $94.0 million, leaving $406.0 million of remaining authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit Number	Exhibit Document

4.13	Form of Global Note representing the 2052 Notes (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 7, 2022.)

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
Date: May 7, 2026

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Brian Reitz

Brian Reitz
Executive Vice President, Chief Accounting Officer
(Chief Accounting Officer and duly authorized signatory of registrant)
Date: May 7, 2026