Form 10-Q
period 2026-06-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2026-07-31
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
There were 359,179,944 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on July 29, 2026.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2026 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of June 30, 2026 owned approximately 87.8% of the common partnership interest in, the Operating Partnership. The remaining 12.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Single-family properties:
Land	$2,446,061	$2,406,467
Buildings and improvements	12,222,317	11,971,961
Single-family properties in operation	14,668,378	14,378,428
Less: accumulated depreciation	(3,540,311)	(3,366,795)
Single-family properties in operation, net	11,128,067	11,011,633
Single-family properties under development and development land	989,611	1,233,586
Single-family properties and land held for sale, net	208,376	225,861
Total real estate assets, net	12,326,054	12,471,080
Cash and cash equivalents	83,670	108,516
Restricted cash	174,029	122,174
Rent and other receivables	45,369	43,119
Escrow deposits, prepaid expenses and other assets	224,414	228,017
Investments in unconsolidated joint ventures	147,283	148,935
Goodwill	120,279	120,279
Total assets	$13,121,098	$13,242,120

Liabilities
Revolving credit facility	$390,000	$360,000
Unsecured senior notes, net	4,740,117	4,735,735
Accounts payable and accrued expenses	511,966	436,879
Total liabilities	5,642,083	5,532,614

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 359,179,944 and 366,021,665 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	3,592	3,660
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at June 30, 2026 and December 31, 2025)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at June 30, 2026 and December 31, 2025)	92	92
Additional paid-in capital	7,183,780	7,411,003
Accumulated deficit	(385,896)	(387,643)
Accumulated other comprehensive income	6,005	6,630
Total shareholders’ equity	6,807,579	7,033,748
Noncontrolling interest	671,436	675,758
Total equity	7,479,015	7,709,506

Total liabilities and equity	$13,121,098	$13,242,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Rents and other single-family property revenues	$470,104	$457,503	$942,128	$916,779

Expenses:
Property operating expenses	161,943	160,089	330,652	327,619
Property management expenses	33,844	34,412	67,128	68,593
General and administrative expense	21,659	20,008	42,991	39,679
Interest expense	49,527	46,303	97,749	91,729
Acquisition, disposition and other transaction costs	3,195	2,655	6,255	5,716
Depreciation and amortization	127,606	126,939	254,950	251,867
Total expenses	397,774	390,406	799,725	785,203

Gain on sale and impairment of single-family properties and other, net	59,432	51,908	137,876	113,924
Loss on early extinguishment of debt	—	—	—	(216)
Other income and expense, net	1,157	4,619	1,484	7,053

Net income	132,919	123,624	281,763	252,337

Noncontrolling interest	15,807	14,585	33,397	29,840
Dividends on preferred shares	3,486	3,486	6,972	6,972

Net income attributable to common shareholders	$113,626	$105,553	$241,394	$215,525

Weighted-average common shares outstanding:
Basic	360,629,168	370,692,250	362,445,489	370,538,451
Diluted	360,808,221	371,059,970	362,643,354	370,916,988

Net income attributable to common shareholders per share:
Basic	$0.31	$0.28	$0.66	$0.58
Diluted	$0.31	$0.28	$0.66	$0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$132,919	$123,624	$281,763	$252,337
Other comprehensive (loss) income:
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	—	1,580	—	31
Reclassification adjustment for amortization of interest expense included in net income	(349)	(382)	(701)	(733)
Other comprehensive (loss) income	(349)	1,198	(701)	(702)
Comprehensive income	132,570	124,822	281,062	251,635
Comprehensive income attributable to noncontrolling interests	15,773	14,729	33,327	29,750
Dividends on preferred shares	3,486	3,486	6,972	6,972
Comprehensive income attributable to common shareholders	$113,311	$106,607	$240,763	$214,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Equity
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2024	368,987,993	$3,690	635,075	$6	9,200,000	$92	$7,529,008	$(380,632)	$7,852	$7,160,016	$688,614	$7,848,630
Share-based compensation	—	—	—	—	—	—	7,661	—	—	7,661	—	7,661
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	537,128	5	—	—	—	—	(10,375)	—	—	(10,370)	—	(10,370)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(15,413)	(15,413)
Common shares ($0.30 per share)	—	—	—	—	—	—	—	(111,724)	—	(111,724)	—	(111,724)
Net income	—	—	—	—	—	—	—	113,458	—	113,458	15,255	128,713
Total other comprehensive loss	—	—	—	—	—	—	—	—	(1,666)	(1,666)	(234)	(1,900)
Balances at March 31, 2025	369,525,121	$3,695	635,075	$6	9,200,000	$92	$7,526,294	$(382,384)	$6,186	$7,153,889	$688,222	$7,842,111
Share-based compensation	—	—	—	—	—	—	6,473	—	—	6,473	—	6,473
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	187,459	2	—	—	—	—	2,773	—	—	2,775	—	2,775
Redemptions of Class A units	550,000	5	—	—	—	—	7,352	—	9	7,366	(7,366)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(15,248)	(15,248)
Common shares ($0.30 per share)	—	—	—	—	—	—	—	(111,904)	—	(111,904)	—	(111,904)
Net income	—	—	—	—	—	—	—	109,039	—	109,039	14,585	123,624
Total other comprehensive income	—	—	—	—	—	—	—	—	1,054	1,054	144	1,198
Balances at June 30, 2025	370,262,580	$3,702	635,075	$6	9,200,000	$92	$7,542,892	$(388,735)	$7,249	$7,165,206	$680,337	$7,845,543

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at December 31, 2025	366,021,665	$3,660	635,075	$6	9,200,000	$92	$7,411,003	$(387,643)	$6,630	$7,033,748	$675,758	$7,709,506
Share-based compensation	—	—	—	—	—	—	6,760	—	—	6,760	—	6,760
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	452,767	5	—	—	—	—	(9,256)	—	—	(9,251)	—	(9,251)
Redemptions of Class A units	340,000	3	—	—	—	—	4,549	—	6	4,558	(4,558)	—
Repurchases of Class A common shares	(3,653,721)	(36)	—	—	—	—	(115,108)	—	—	(115,144)	—	(115,144)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(16,545)	(16,545)
Common shares ($0.33 per share)	—	—	—	—	—	—	—	(120,338)	—	(120,338)	—	(120,338)
Net income	—	—	—	—	—	—	—	131,254	—	131,254	17,590	148,844
Total other comprehensive loss	—	—	—	—	—	—	—	—	(316)	(316)	(36)	(352)
Balances at March 31, 2026	363,160,711	$3,632	635,075	$6	9,200,000	$92	$7,297,948	$(380,213)	$6,320	$6,927,785	$672,209	$7,599,994
Share-based compensation	—	—	—	—	—	—	6,645	—	—	6,645	—	6,645
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	133,809	1	—	—	—	—	2,181	—	—	2,182	—	2,182
Repurchases of Class A common shares	(4,114,576)	(41)	—	—	—	—	(122,994)	—	—	(123,035)	—	(123,035)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(16,546)	(16,546)
Common shares ($0.33 per share)	—	—	—	—	—	—	—	(119,309)	—	(119,309)	—	(119,309)
Net income	—	—	—	—	—	—	—	117,112	—	117,112	15,807	132,919
Total other comprehensive loss		—	—	—	—	—	—	—	(315)	(315)	(34)	(349)
Balances at June 30, 2026	359,179,944	$3,592	635,075	$6	9,200,000	$92	$7,183,780	$(385,896)	$6,005	$6,807,579	$671,436	$7,479,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$281,763	$252,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,950	251,867
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	4,823	4,948
Noncash share-based compensation	13,405	14,134
Loss on early extinguishment of debt	—	216
Equity in net loss (income) of unconsolidated entities	1,681	(40)
Return on investment from unconsolidated joint ventures	975	1,659
Gain on sale and impairment of single-family properties and other, net	(137,876)	(113,924)
Other changes in operating assets and liabilities:
Rent and other receivables	(2,490)	(1,992)
Prepaid expenses and other assets	8,272	6,163
Deferred leasing costs	(1,574)	(2,337)
Accounts payable and accrued expenses	73,004	80,817
Amounts due from related parties	(1,244)	1,413
Net cash provided by operating activities	495,689	495,261

Investing activities
Cash paid for single-family properties	—	(5,558)
Change in escrow deposits for purchase of single-family properties and land	(844)	(2,891)
Net proceeds received from sales of single-family properties and other	403,139	280,293
Proceeds received from storm-related insurance claims	240	—
Proceeds from notes receivable related to the sale of properties	122	134
Investment in unconsolidated joint ventures	(7,752)	(8,177)
Distributions from unconsolidated entities	7,997	18,546
Renovations to single-family properties	(25,074)	(21,573)
Recurring and other capital expenditures for single-family properties	(49,239)	(61,689)
Cash paid for development activity	(288,389)	(412,451)
Other investing activities	(13,076)	(15,039)
Net cash provided by (used for) investing activities	27,124	(228,405)

Financing activities
Repurchases of Class A common shares	(238,179)	—
Proceeds from issuances under share-based compensation plans	2,642	4,048
Payments related to tax withholding for share-based compensation	(9,711)	(11,643)
Payments on asset-backed securitizations	—	(498,079)
Proceeds from revolving credit facility	110,000	410,000
Payments on revolving credit facility	(80,000)	(410,000)
Proceeds from unsecured senior notes, net of discount	—	646,385
Settlement of cash flow hedging instruments	—	31
Payments related to liabilities to repurchase consolidated land not owned	—	(24,614)
Distributions to noncontrolling interests	(33,015)	(30,614)
Distributions to common shareholders	(240,569)	(223,976)
Distributions to preferred shareholders	(6,972)	(6,972)
Deferred financing costs paid	—	(5,038)
Net cash used for financing activities	(495,804)	(150,472)

Net increase in cash, cash equivalents and restricted cash	27,009	116,384
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	230,690	350,216
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$257,699	$466,600

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(93,077)	$(79,615)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$44,696	$55,015
Transfers of completed homebuilding deliveries to single-family properties	424,013	382,117
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,676	1,617
Accrued distributions to affiliates	745	1,569
Accrued distributions to non-affiliates	179	175

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Single-family properties:
Land	$2,446,061	$2,406,467
Buildings and improvements	12,222,317	11,971,961
Single-family properties in operation	14,668,378	14,378,428
Less: accumulated depreciation	(3,540,311)	(3,366,795)
Single-family properties in operation, net	11,128,067	11,011,633
Single-family properties under development and development land	989,611	1,233,586
Single-family properties and land held for sale, net	208,376	225,861
Total real estate assets, net	12,326,054	12,471,080
Cash and cash equivalents	83,670	108,516
Restricted cash	174,029	122,174
Rent and other receivables	45,369	43,119
Escrow deposits, prepaid expenses and other assets	224,414	228,017
Investments in unconsolidated joint ventures	147,283	148,935
Goodwill	120,279	120,279
Total assets	$13,121,098	$13,242,120

Liabilities
Revolving credit facility	$390,000	$360,000
Unsecured senior notes, net	4,740,117	4,735,735
Accounts payable and accrued expenses	511,966	436,879
Total liabilities	5,642,083	5,532,614

Commitments and contingencies (see Note 15)

Capital
Partners' capital:
General partner:
Common units (359,815,019 and 366,656,740 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	6,579,734	6,805,278
Preferred units (9,200,000 units issued and outstanding at June 30, 2026 and December 31, 2025)	221,840	221,840
Limited partner:
Common units (50,136,980 and 50,476,980 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	670,601	674,847
Accumulated other comprehensive income	6,840	7,541
Total capital	7,479,015	7,709,506

Total liabilities and capital	$13,121,098	$13,242,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Rents and other single-family property revenues	$470,104	$457,503	$942,128	$916,779

Expenses:
Property operating expenses	161,943	160,089	330,652	327,619
Property management expenses	33,844	34,412	67,128	68,593
General and administrative expense	21,659	20,008	42,991	39,679
Interest expense	49,527	46,303	97,749	91,729
Acquisition, disposition and other transaction costs	3,195	2,655	6,255	5,716
Depreciation and amortization	127,606	126,939	254,950	251,867
Total expenses	397,774	390,406	799,725	785,203

Gain on sale and impairment of single-family properties and other, net	59,432	51,908	137,876	113,924
Loss on early extinguishment of debt	—	—	—	(216)
Other income and expense, net	1,157	4,619	1,484	7,053

Net income	132,919	123,624	281,763	252,337

Preferred distributions	3,486	3,486	6,972	6,972

Net income attributable to common unitholders	$129,433	$120,138	$274,791	$245,365

Weighted-average common units outstanding:
Basic	410,766,148	421,920,878	412,590,094	421,840,845
Diluted	410,945,201	422,288,598	412,787,959	422,219,382

Net income attributable to common unitholders per unit:
Basic	$0.31	$0.28	$0.66	$0.58
Diluted	$0.31	$0.28	$0.66	$0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$132,919	$123,624	$281,763	$252,337
Other comprehensive (loss) income:
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	—	1,580	—	31
Reclassification adjustment for amortization of interest expense included in net income	(349)	(382)	(701)	(733)
Other comprehensive (loss) income	(349)	1,198	(701)	(702)
Comprehensive income	132,570	124,822	281,062	251,635
Preferred distributions	3,486	3,486	6,972	6,972
Comprehensive income attributable to common unitholders	$129,084	$121,336	$274,090	$244,663

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

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2025	366,656,740	$6,805,278	$221,840	50,476,980	$674,847	$7,541	$7,709,506
Share-based compensation	—	6,760	—	—	—	—	6,760
Common units issued under share-based compensation plans, net of units withheld for employee taxes	452,767	(9,251)	—	—	—	—	(9,251)
Redemptions of Class A units	340,000	4,552	—	(340,000)	(4,552)	—	—
Repurchases of Class A units	(3,653,721)	(115,144)	—	—	—	—	(115,144)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.33 per unit)	—	(120,338)	—	—	(16,545)	—	(136,883)
Net income	—	127,768	3,486	—	17,590	—	148,844
Total other comprehensive loss	—	—	—	—	—	(352)	(352)
Balances at March 31, 2026	363,795,786	$6,699,625	$221,840	50,136,980	$671,340	$7,189	$7,599,994
Share-based compensation	—	6,645	—	—	—	—	6,645
Common units issued under share-based compensation plans, net of units withheld for employee taxes	133,809	2,182	—	—	—	—	2,182
Repurchases of Class A units	(4,114,576)	(123,035)	—	—	—	—	(123,035)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.33 per unit)	—	(119,309)	—	—	(16,546)	—	(135,855)
Net income	—	113,626	3,486	—	15,807	—	132,919
Total other comprehensive loss	—	—	—	—	—	(349)	(349)
Balances at June 30, 2026	359,815,019	$6,579,734	$221,840	50,136,980	$670,601	$6,840	$7,479,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$281,763	$252,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,950	251,867
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	4,823	4,948
Noncash share-based compensation	13,405	14,134
Loss on early extinguishment of debt	—	216
Equity in net loss (income) of unconsolidated entities	1,681	(40)
Return on investment from unconsolidated joint ventures	975	1,659
Gain on sale and impairment of single-family properties and other, net	(137,876)	(113,924)
Other changes in operating assets and liabilities:
Rent and other receivables	(2,490)	(1,992)
Prepaid expenses and other assets	8,272	6,163
Deferred leasing costs	(1,574)	(2,337)
Accounts payable and accrued expenses	73,004	80,817
Amounts due from related parties	(1,244)	1,413
Net cash provided by operating activities	495,689	495,261

Investing activities
Cash paid for single-family properties	—	(5,558)
Change in escrow deposits for purchase of single-family properties and land	(844)	(2,891)
Net proceeds received from sales of single-family properties and other	403,139	280,293
Proceeds received from storm-related insurance claims	240	—
Proceeds from notes receivable related to the sale of properties	122	134
Investment in unconsolidated joint ventures	(7,752)	(8,177)
Distributions from unconsolidated entities	7,997	18,546
Renovations to single-family properties	(25,074)	(21,573)
Recurring and other capital expenditures for single-family properties	(49,239)	(61,689)
Cash paid for development activity	(288,389)	(412,451)
Other investing activities	(13,076)	(15,039)
Net cash provided by (used for) investing activities	27,124	(228,405)

Financing activities
Repurchases of Class A units	(238,179)	—
Proceeds from issuances under share-based compensation plans	2,642	4,048
Payments related to tax withholding for share-based compensation	(9,711)	(11,643)
Payments on asset-backed securitizations	—	(498,079)
Proceeds from revolving credit facility	110,000	410,000
Payments on revolving credit facility	(80,000)	(410,000)
Proceeds from unsecured senior notes, net of discount	—	646,385
Settlement of cash flow hedging instruments	—	31
Payments related to liabilities to repurchase consolidated land not owned	—	(24,614)
Distributions to common unitholders	(273,584)	(254,590)
Distributions to preferred unitholders	(6,972)	(6,972)
Deferred financing costs paid	—	(5,038)
Net cash used for financing activities	(495,804)	(150,472)

Net increase in cash, cash equivalents and restricted cash	27,009	116,384
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	230,690	350,216
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$257,699	$466,600

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(93,077)	$(79,615)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$44,696	$55,015
Transfers of completed homebuilding deliveries to single-family properties	424,013	382,117
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,676	1,617
Accrued distributions to affiliates	745	1,569
Accrued distributions to non-affiliates	179	175

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of June 30, 2026, the Company held 61,183 single-family properties in 24 states, including 701 properties classified as held for sale.

AMH is the general partner of, and as of June 30, 2026 owned approximately 87.8% of the common partnership interest in, the Operating Partnership. The remaining 12.2% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The Company also holds investments in proptech venture capital funds that we determined are VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities. The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the carrying value of the investments in these venture capital funds was $12.8 million and $13.8 million, respectively, and the Company’s maximum exposure to loss was $13.8 million and $15.0 million, respectively, which includes all future capital funding requirements.

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

Note 3. Cash, Cash Equivalents and Restricted Cash

Restricted cash primarily consists of funds held related to resident security deposits, funds held in the custody of our transfer agent for the payment of distributions, certain funds held for the purpose of facilitating 1031 Exchange transactions when proceeds are held prior to the completion of transactions and deposits held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company. Funds held related to resident security deposits are restricted during the term of the related lease agreement, which is generally one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	June 30,		December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$83,670	$323,258	$108,516	$199,413
Restricted cash	174,029	143,342	122,174	150,803
Total cash, cash equivalents and restricted cash	$257,699	$466,600	$230,690	$350,216

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Occupied single-family properties	$10,628,677	$10,305,764
Single-family properties leased, not yet occupied	175,936	117,861
Single-family properties in turnover process	288,690	511,535
Single-family properties recently renovated or developed	34,764	74,940
Single-family properties newly acquired and under renovation	—	1,533
Single-family properties in operation, net	11,128,067	11,011,633
Development land	431,483	559,174
Single-family properties under development	558,128	674,412
Single-family properties and land held for sale, net	208,376	225,861
Total real estate assets, net	$12,326,054	$12,471,080

Depreciation expense related to single-family properties was $121.1 million and $120.3 million for the three months ended June 30, 2026 and 2025, respectively, and $242.0 million and $238.8 million for the six months ended June 30, 2026 and 2025, respectively.

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. During the three months ended June 30, 2026 and 2025, the Company disposed of single-family properties and land for aggregate net proceeds of $204.7 million and $138.2 million, respectively, which resulted in an aggregate net gain on sale of $83.6 million and $57.7 million, respectively. During the six months ended June 30, 2026 and 2025, the Company disposed of single-family properties and land for aggregate net proceeds of $403.1 million and $280.3 million, respectively, which resulted in an aggregate net gain on sale of $176.1 million and $123.7 million, respectively.

The Company did not identify any indicators of impairment related to single-family properties in operation or under development for the three and six months ended June 30, 2026 and 2025. See Note 13. Fair Value for details on nonrecurring fair value measurements and impairment of single-family properties and land upon classification as held for sale.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $52.9 million and $51.2 million for the three months ended June 30, 2026 and 2025, respectively, and $117.6 million and $113.8 million for the six months ended June 30, 2026 and 2025, respectively. Variable lease payments for fees from single-family properties were $8.6 million and $8.3 million for the three months ended June 30, 2026 and 2025, respectively, and $17.1 million and $16.9 million for the six months ended June 30, 2026 and 2025, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of June 30, 2026 (amounts in thousands):

June 30, 2026
Remaining 2026	$662,648
2027	404,553
2028	27,486
Total	$1,094,687

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Commercial real estate, software, vehicles and FF&E, net	$109,086	$108,497
Escrow deposits, prepaid expenses and other	89,599	94,354
Operating lease right-of-use assets	17,338	15,684
Deferred costs and other intangibles, net	8,391	9,482
Total	$224,414	$228,017

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $5.7 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively, and $11.4 million and $10.9 million for the six months ended June 30, 2026 and 2025, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Deferred leasing costs	$2,559	$3,213
Deferred financing costs	11,512	11,512
	14,071	14,725
Less: accumulated amortization	(5,680)	(5,243)
Total	$8,391	$9,482

Amortization expense related to deferred leasing costs was $0.7 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.5 million for both the three months ended June 30, 2026 and 2025 and $1.1 million for both the six months ended June 30, 2026 and 2025 and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of June 30, 2026 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2026	$1,015	$1,160	$2,175
2027	371	2,300	2,671
2028	—	2,309	2,309
2029	—	1,236	1,236
Total	$1,386	$7,005	$8,391

Note 7. Investments in Unconsolidated Joint Ventures

As of June 30, 2026, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures as of June 30, 2026 and December 31, 2025 (amounts in thousands, except percentages and property data):

	% Ownership at June 30, 2026	Completed Homes at June 30, 2026	Investments in Unconsolidated Joint Ventures
Joint Venture Description			June 30, 2026	December 31, 2025
Alaska JV	20%	127	$8,821	$10,564
Institutional Investor JV	20%	1,015	9,340	10,340
J.P. Morgan JV I	20%	2,383	70,034	76,882
J.P. Morgan JV II	20%	436	59,088	51,149
		3,961	$147,283	$148,935

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $4.1 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $8.0 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations.

As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company also transfers single-family properties or land to the joint ventures and any gains or losses on transfers are included in gain on sale and impairment of single-family properties and other, net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, there were no gains or losses on transfers of single-family properties or land to the joint ventures.

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.90% margin and matures on July 1, 2027. As of June 30, 2026, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

During the first quarter of 2025, J.P. Morgan JV I amended its existing loan agreement to increase borrowing capacity to $500.0 million. During the initial three-year term, the loan bears interest at SOFR plus a 1.50% margin and matures on January 24, 2028. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of June 30, 2026, J.P. Morgan JV I’s loan had a $498.9 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of June 30, 2026 and December 31, 2025 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	June 30, 2026	December 31, 2025
2028 unsecured senior notes (2)	4.08%	February 15, 2028	$500,000	$500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2030 unsecured senior notes	4.95%	June 15, 2030	650,000	650,000
2031 unsecured senior notes (3)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	600,000
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	500,000
2035 unsecured senior notes (4)	5.08%	March 15, 2035	500,000	500,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (5)	4.53%	July 16, 2029	390,000	360,000
Total debt			5,190,000	5,160,000
Unamortized discounts on unsecured senior notes			(32,848)	(35,055)
Deferred financing costs, net (6)			(27,035)	(29,210)
Total debt per balance sheet			$5,130,117	$5,095,735
(1)Interest rates are rounded and as of June 30, 2026. Unless otherwise stated, interest rates are fixed percentages.
(2)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(3)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(4)The stated interest rate on the 2035 unsecured senior notes is 5.25%, which was hedged to yield an interest rate of 5.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods. The Company had approximately $3.7 million and $3.2 million committed to outstanding letters of credit that reduced our borrowing capacity as of June 30, 2026 and December 31, 2025, respectively. The revolving credit facility is reflected on a fully extended basis and bears interest at the SOFR plus a margin of 0.85% as of June 30, 2026.
(6)Deferred financing costs relate to our unsecured senior notes and amortization of these deferred financing costs was $1.1 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively, and is included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of June 30, 2026 (amounts in thousands):

Debt Maturities
Remaining 2026	$—
2027	—
2028	500,000
2029	790,000
2030	650,000
Thereafter	3,250,000
Total debt	$5,190,000

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross interest cost	$61,198	$60,522	$122,407	$119,802
Capitalized interest	(11,671)	(14,219)	(24,658)	(28,073)
Interest expense	$49,527	$46,303	$97,749	$91,729

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Accrued property taxes	$155,796	$65,328
Resident security deposits	118,807	121,025
Accrued interest	68,612	68,763
Accrued construction and maintenance liabilities	54,513	57,662
Prepaid rent	33,131	33,189
Operating lease liabilities	19,059	17,196
Accounts payable	213	322
Other accrued liabilities	61,835	73,394
Total	$511,966	$436,879

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

In June 2026, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The At-the-Market Program may be suspended or terminated by the Company at any time. During the six months ended June 30, 2026 and 2025, no shares were issued under the new At-the-Market Program nor the previous program and $1.0 billion remained available for future share issuances.

Share Repurchase Program

In 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2018 Share Repurchase Program”). All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2025, we did not repurchase and retire any of our Class A common shares or preferred shares under the 2018 Share Repurchase Program. During the fourth quarter of 2025, the Company repurchased and retired 4.7 million of its Class A common shares on a settlement date basis pursuant to the 2018 Share Repurchase Program at a weighted-average price of $31.77 per share and a total price of $150.0 million. In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 Share Repurchase Program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program at a weighted-average price of $31.49 per share and a total price of $115.1 million.

In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program for the repurchase of up to $500.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program does not have an expiration date but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2026, the Company repurchased and retired 4.1 million of its Class A common shares on a settlement date basis pursuant to the 2026 Share Repurchase Program at a weighted-average price of $29.88 per share and a total price of $123.0 million. As of June 30, 2026, we had a remaining repurchase authorization of up to $377.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the 2026 Share Repurchase Program.

Perpetual Preferred Shares / Units

As of June 30, 2026 and December 31, 2025, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				June 30, 2026		December 31, 2025
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	June 30, 2026	March 31, 2026	June 30, 2025	March 31, 2025
Class A and Class B common shares	$0.33	$0.33	$0.30	$0.30
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 49,579,990 and 49,879,990, or approximately 12.1% and 12.0%, of the total 409,951,999 and 417,133,720 Class A units in the Operating Partnership as of June 30, 2026 and December 31, 2025, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 556,990 and 596,990, or approximately 0.1%, of the total 409,951,999 and 417,133,720 Class A units in the Operating Partnership as of June 30, 2026 and December 31, 2025, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the six months ended June 30, 2026 and 2025 generally vest over a three-year service period. RSUs granted to non-management trustees during the six months ended June 30, 2026 and 2025 vest over a one-year service period.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the six months ended June 30, 2026 and 2025 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2026 through December 31, 2028 for PSUs granted during the six months ended June 30, 2026 and from January 1, 2025 through December 31, 2027 for PSUs granted during the six months ended June 30, 2025. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to 200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Options outstanding at beginning of period	190,500	329,500
Granted	—	—
Exercised	(54,750)	(84,000)
Forfeited	—	—
Options outstanding at end of period	135,750	245,500
Options exercisable at end of period	135,750	245,500

The following table summarizes RSU activity under the 2021 Plan for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
RSUs outstanding at beginning of period	1,108,279	1,187,544
Granted	576,903	467,166
Vested	(456,041)	(540,836)
Forfeited	(44,869)	(16,089)
RSUs outstanding at end of period	1,184,272	1,097,785

The following table summarizes PSU activity under the 2021 Plan for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
PSUs outstanding at beginning of period (1)	700,773	677,298
Granted (1)	313,175	227,616
Adjustment for performance achievement (2)	103,585	170,757
Vested	(327,135)	(370,854)
Forfeited (1)	(9,189)	(2,520)
PSUs outstanding at end of period (1)	781,209	702,297
(1)Represents target shares at grant date.
(2)Represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance periods ended December 31, 2025 and 2024, which was determined and vested during the six months ended June 30, 2026 and 2025, respectively.

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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition, disposition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expense	$4,323	$3,987	$8,768	$8,854
Property management expenses	1,067	1,137	2,188	2,383
Acquisition, disposition and other transaction costs	1,255	1,349	2,449	2,897
Total noncash share-based compensation expense	$6,645	$6,473	$13,405	$14,134

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and six months ended June 30, 2026 and 2025 (amounts in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$132,919	$123,624	$281,763	$252,337
Less:
Noncontrolling interest	15,807	14,585	33,397	29,840
Dividends on preferred shares	3,486	3,486	6,972	6,972
Allocation to participating securities (1)	376	343	760	689
Numerator for income per common share–basic and diluted	$113,250	$105,210	$240,634	$214,836

Denominator:
Weighted-average common shares outstanding–basic	360,629,168	370,692,250	362,445,489	370,538,451
Effect of dilutive securities:
Share-based compensation plan (2)	179,053	367,720	197,865	378,537
Weighted-average common shares outstanding–diluted (3)	360,808,221	371,059,970	362,643,354	370,916,988

Net income per common share:
Basic	$0.31	$0.28	$0.66	$0.58
Diluted	$0.31	$0.28	$0.66	$0.58
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and six months ended June 30, 2026 and 2025 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$132,919	$123,624	$281,763	$252,337
Less:
Preferred distributions	3,486	3,486	6,972	6,972
Allocation to participating securities (1)	376	343	760	689
Numerator for income per common unit–basic and diluted	$129,057	$119,795	$274,031	$244,676

Denominator:
Weighted-average common units outstanding–basic	410,766,148	421,920,878	412,590,094	421,840,845
Effect of dilutive securities:
Share-based compensation plan (2)	179,053	367,720	197,865	378,537
Weighted-average common units outstanding–diluted	410,945,201	422,288,598	412,787,959	422,219,382

Net income per common unit:
Basic	$0.31	$0.28	$0.66	$0.58
Diluted	$0.31	$0.28	$0.66	$0.58
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

The following table displays the carrying values and fair values of our debt instruments as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 unsecured senior notes, net	$498,718	$496,480	$498,323	$501,385
2029 unsecured senior notes, net	398,511	401,188	398,229	406,716
2030 unsecured senior notes, net	643,118	650,676	642,250	663,436
2031 unsecured senior notes, net	444,769	397,724	444,249	402,764
2032 unsecured senior notes, net	588,491	556,932	587,497	567,708
2034 unsecured senior notes I, net	595,524	607,122	595,230	620,784
2034 unsecured senior notes II, net	494,380	505,275	494,031	517,225
2035 unsecured senior notes, net	494,197	497,445	493,863	508,475
2051 unsecured senior notes, net	292,270	201,747	292,115	203,439
2052 unsecured senior notes, net	290,139	236,475	289,948	238,782
Total unsecured senior notes, net	4,740,117	4,551,064	4,735,735	4,630,714
Revolving credit facility	390,000	390,000	360,000	360,000
Total debt	$5,130,117	$4,941,064	$5,095,735	$4,990,714

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

The following table summarizes single-family properties and land for which the Company has recorded impairments in the condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Pre-impairment carrying value	$95,644	$59,221	$142,224	$79,784
Previous impairments	(10,973)	(2,230)	(5,380)	(942)
Current period impairments	(24,171)	(5,834)	(38,359)	(10,296)
Fair value	$60,500	$51,157	$98,485	$68,546

Note 14. Related Party Transactions

As of June 30, 2026 and December 31, 2025, affiliates owned approximately 7.9% and 8.3%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 48,832,099 and 49,372,165 Class A units as of June 30, 2026 and December 31, 2025, respectively) an approximate 19.0% and 19.3% interest as of June 30, 2026 and December 31, 2025, respectively.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of June 30, 2026, the Company had $126.8 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of June 30, 2026, the Company had sales in escrow for 131 of our single-family properties and 495 of our land lots for an aggregate selling price of $83.9 million.

As of June 30, 2026, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $162.0 million.

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

In addition to the revenues and significant segment expenses included within the condensed consolidated statements of operations, the following table presents significant segment expenses regularly provided to the CODM within property operating expenses for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Property operating expenses
Property tax expense	$68,107	$66,119	$136,287	$133,059
HOA fees	7,245	7,349	14,078	14,163
Repairs and maintenance and turnover costs	82,319	82,007	171,464	170,852
Insurance	4,272	4,614	8,823	9,545
Total property operating expenses	$161,943	$160,089	$330,652	$327,619

The table below summarizes the components and significant expense categories included in Core NOI and regularly provided to the CODM for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Core revenues	$415,990	$405,046	$822,114	$800,461

Core property operating expenses
Property tax expense	68,107	66,119	136,287	133,059
HOA fees, net of tenant charge-backs	7,245	7,349	14,078	14,163
Repairs and maintenance and turnover costs, net of tenant charge-backs	30,553	31,808	56,142	59,089
Insurance	4,272	4,614	8,823	9,545
Property management expenses, net of tenant charge-backs and excluding noncash share-based compensation	30,429	31,017	60,248	61,655
Total core property operating expenses	140,606	140,907	275,578	277,511

Core NOI	$275,384	$264,139	$546,536	$522,950

Reconciliation of core revenues to rents and other single-family property revenues

Core revenues	$415,990	$405,046	$822,114	$800,461
Tenant charge-backs	54,114	52,457	120,014	116,318
Rents and other single-family property revenues	$470,104	$457,503	$942,128	$916,779

Reconciliation of Core NOI to net income

Core NOI	$275,384	$264,139	$546,536	$522,950
Noncash share-based compensation - property management	(1,067)	(1,137)	(2,188)	(2,383)
General and administrative expense	(21,659)	(20,008)	(42,991)	(39,679)
Interest expense	(49,527)	(46,303)	(97,749)	(91,729)
Acquisition, disposition and other transaction costs	(3,195)	(2,655)	(6,255)	(5,716)
Depreciation and amortization	(127,606)	(126,939)	(254,950)	(251,867)
Loss on early extinguishment of debt	—	—	—	(216)
Gain on sale and impairment of single-family properties and other, net	59,432	51,908	137,876	113,924
Other income and expense, net	1,157	4,619	1,484	7,053
Net income	$132,919	$123,624	$281,763	$252,337

Note 17. Subsequent Events

Subsequent Portfolio Additions

From July 1, 2026 through July 24, 2026, the Company added 137 newly constructed properties delivered through its AMH Development Program to its operating portfolio for a total cost of approximately $55.0 million.

Subsequent Dispositions

From July 1, 2026 through July 24, 2026, the Company disposed of 97 single-family properties for aggregate net proceeds of approximately $30.2 million.

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

As of June 30, 2026, we owned 61,183 single-family properties in select submarkets of metropolitan statistical areas in 24 states, including 701 properties held for sale, compared to 61,479 single-family properties in 24 states, including 1,142 properties held for sale, as of December 31, 2025 and 61,500 single-family properties in 24 states, including 904 properties held for sale, as of June 30, 2025. As of June 30, 2026, 57,897 of our total properties (excluding properties held for sale) were occupied, compared to 56,756 of our total properties (excluding properties held for sale) as of December 31, 2025 and 58,317 of our total properties (excluding properties held for sale) as of June 30, 2025. Also, as of June 30, 2026, the Company had an additional 3,961 properties held in unconsolidated joint ventures, compared to 3,785 properties held in unconsolidated joint ventures as of December 31, 2025 and 3,616 properties held in unconsolidated joint ventures as of June 30, 2025. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

New Federal Legislation

The “21st Century ROAD to Housing Act” (the “ROAD Act”) was enacted into federal law on July 11, 2026 and will take effect on January 7, 2027. The ROAD Act generally imposes a federal restriction on our ability to purchase single-family homes, subject to various exemptions such as purchases of homes (i) pursuant to a build-to-rent program, (ii) from other large institutional investors, or (iii) with a requirement to substantially renovate the home, among others. Although we have not been acquiring a significant number of homes through the MLS in recent years, we expect the ROAD Act will adversely impact our ability to do so in the future. In addition, the ROAD Act and similar state and local initiatives could impose significant costs, restrict the locations where we can operate our business, or adversely impact our tax profile, including our status as a REIT. Further, the ROAD Act and the prospect of other such laws or regulations has adversely impacted and may in the future continue to adversely impact our access to capital markets and the attractiveness of our securities to certain investors. Refer to Part II, “Item 1A. Risk Factors” for information about risks related to the ROAD Act and similar state and local legislative and regulatory initiatives.

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of June 30, 2026:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,962	9.9%	$1,467.2	10.0%	$246,099	2,202	17.6	2017
Charlotte, NC	4,189	6.9%	994.6	6.8%	237,435	2,121	19.2	2016
Dallas-Fort Worth, TX	3,573	5.9%	644.0	4.4%	180,229	2,078	21.9	2014
Jacksonville, FL	3,443	5.7%	839.0	5.7%	243,716	1,935	14.3	2017
Nashville, TN	3,356	5.5%	888.3	6.1%	264,693	2,127	17.4	2016
Phoenix, AZ	3,313	5.5%	779.1	5.3%	235,203	1,872	19.7	2016
Tampa, FL	3,111	5.1%	826.0	5.6%	265,537	1,965	14.2	2017
Indianapolis, IN	2,973	4.9%	547.3	3.7%	184,088	1,930	23.1	2015
Las Vegas, NV	2,832	4.7%	932.0	6.4%	329,090	1,978	10.5	2018
Columbus, OH	2,305	3.8%	517.0	3.5%	224,293	1,921	20.7	2016
Houston, TX	2,213	3.7%	406.1	2.8%	183,516	2,059	20.4	2015
Orlando, FL	2,227	3.7%	592.1	4.0%	265,905	1,958	15.5	2017
Raleigh, NC	2,118	3.5%	439.4	3.0%	207,444	1,900	19.6	2015
Cincinnati, OH	2,078	3.4%	422.2	2.9%	203,166	1,844	23.4	2014
Salt Lake City, UT	1,925	3.2%	596.2	4.1%	309,755	2,243	19.2	2016
Charleston, SC	1,696	2.8%	432.0	2.9%	254,709	1,966	13.3	2017
Greater Chicago area, IL and IN	1,516	2.5%	299.0	2.0%	197,248	1,874	24.8	2013
Boise, ID	1,122	1.9%	365.6	2.5%	325,842	1,889	11.2	2018
Seattle, WA	1,114	1.8%	404.1	2.8%	362,800	2,004	14.2	2018
San Antonio, TX	1,077	1.8%	223.2	1.5%	207,347	1,902	16.8	2016
All Other (2)	8,339	13.8%	2,054.0	14.0%	246,313	1,934	18.5	2017
Total/Average	60,482	100.0%	$14,668.4	100.0%	$242,525	2,002	18.1	2016
(1)Excludes 701 single-family properties held for sale as of June 30, 2026.
(2)Represents 16 markets in 15 states.

The following table summarizes certain key leasing metrics as of June 30, 2026:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	94.7%	$2,374	12.9	7.7	2.1%
Charlotte, NC	96.7%	2,330	12.6	7.0	2.9%
Dallas-Fort Worth, TX	95.8%	2,368	12.7	7.5	2.2%
Jacksonville, FL	95.6%	2,261	12.8	7.8	2.1%
Nashville, TN	95.9%	2,474	12.7	7.4	2.6%
Phoenix, AZ	94.3%	2,215	12.0	7.0	1.7%
Tampa, FL	94.7%	2,524	13.0	7.8	0.8%
Indianapolis, IN	96.5%	2,022	12.7	7.6	4.9%
Las Vegas, NV	94.8%	2,428	12.9	7.7	2.0%
Columbus, OH	96.8%	2,420	12.8	7.6	4.8%
Houston, TX	95.2%	2,145	12.8	7.3	2.5%
Orlando, FL	95.2%	2,498	12.8	7.6	2.2%
Raleigh, NC	95.7%	2,138	12.8	7.8	1.9%
Cincinnati, OH	96.7%	2,332	12.8	7.4	4.9%
Salt Lake City, UT	96.0%	2,598	12.7	7.6	3.4%
Charleston, SC	95.0%	2,423	12.6	7.3	3.1%
Greater Chicago area, IL and IN	97.3%	2,705	12.5	7.1	6.4%
Boise, ID	96.5%	2,386	12.5	7.4	4.7%
Seattle, WA	96.4%	3,006	12.0	6.8	4.1%
San Antonio, TX	94.8%	1,945	13.1	7.3	0.2%
All Other (6)	95.3%	2,302	12.6	7.0	2.6%
Total/Average	95.6%	$2,353	12.7	7.4	2.7%
(1)Excludes 701 single-family properties held for sale as of June 30, 2026.
(2)For the three months ended June 30, 2026, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended June 30, 2026, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended June 30, 2026, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

Factors That Affect Our Results of Operations and Financial Condition

Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include the pace at which we identify and acquire suitable land, the pace and cost of our property developments, the time it takes to lease our properties at acceptable rental rates, occupancy levels, rates of tenant turnover, the length of vacancy in properties between tenant leases, our expense ratios, property taxes including changes in rates and valuation assessments of our properties, our ability to raise capital and our capital structure. Additionally, labor shortages, supply chain disruptions and inflationary pressures, including as a result of tariffs, have impacted and may in the future impact certain aspects of our business, including our AMH Development Program, our renovation program and our maintenance program. We also face challenges from new laws and regulations, and may face further challenges from future laws and regulations, that restrict institutional ownership of single-family homes, such as by imposing limits or prohibitions on acquisitions or ownership, tax or other financial disincentives, or adverse zoning restrictions. Refer to Part II, “Item 1A. Risk Factors” for additional information.

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

During the three months ended June 30, 2026, we developed 542 newly constructed homes delivered to our operating portfolio through our AMH Development Program, partially offset by 260 homes identified for sale. During the three months ended June 30, 2026, we also developed an additional 109 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 651 total home deliveries through our AMH Development Program.

During the six months ended June 30, 2026, we developed 999 newly constructed homes delivered to our operating portfolio through our AMH Development Program, partially offset by 854 homes identified for sale. During the six months ended June 30, 2026, we also developed an additional 191 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 1,190 total home deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of June 30, 2026 and December 31, 2025, there were 701 and 1,142 properties, respectively, as well as certain land lots, classified as held for sale. During the three months ended June 30, 2026 and 2025, we sold 608 and 370 properties, respectively. During the six months ended June 30, 2026 and 2025, we sold 1,318 and 786 properties, respectively. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

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

Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local supply and demand, our marketing techniques and the size of our available inventory. Typically, it takes approximately 10 to 50 days to lease a property after acquiring or developing a new property through our new construction channels and 20 to 40 days after completing the renovation process for a traditionally acquired property. Lastly, our operating results are impacted by the length of stay of our tenants and the amount of time it takes to prepare and re-lease a property after a tenant vacates. This process, which we refer to as “turnover,” is impacted by numerous factors, including the condition of the home upon move-out of the previous tenant, and by local demand, our marketing techniques and the size of our available inventory at the time of the turnover. Typically, it takes approximately 20 to 60 days to complete the turnover process.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 2.6% for the three months ended June 30, 2026, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 8.1% and 7.5% during the three months ended June 30, 2026 and 2025, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 2.8% for the six months ended June 30, 2026, and we experienced turnover rates of 15.4% and 14.4% during the six months ended June 30, 2026 and 2025, respectively.

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

Results of Operations

Net income totaled $132.9 million for the three months ended June 30, 2026, compared to $123.6 million for the three months ended June 30, 2025. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses and higher net gains on property sales, partially offset by lower other income and expense, net. Net income totaled $281.8 million for the six months ended June 30, 2026, compared to $252.3 million for the six months ended June 30, 2025. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses and higher net gains on property sales, partially offset by lower other income and expense, net.

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

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30,
	2026	2025
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$470,104	$457,503
Tenant charge-backs	(54,114)	(52,457)
Core revenues	415,990	405,046
Less: Non-Same-Home core revenues	(44,716)	(42,229)
Same-Home core revenues	$371,274	$362,817

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$161,943	$160,089
Property management expenses	33,844	34,412
Noncash share-based compensation - property management	(1,067)	(1,137)
Expenses reimbursed by tenant charge-backs	(54,114)	(52,457)
Core property operating expenses	140,606	140,907
Less: Non-Same-Home core property operating expenses	(15,113)	(17,489)
Same-Home core property operating expenses	$125,493	$123,418

Core NOI and Same-Home Core NOI
Net income	$132,919	$123,624
Gain on sale and impairment of single-family properties and other, net	(59,432)	(51,908)
Depreciation and amortization	127,606	126,939
Acquisition, disposition and other transaction costs	3,195	2,655
Noncash share-based compensation - property management	1,067	1,137
Interest expense	49,527	46,303
General and administrative expense	21,659	20,008
Other income and expense, net	(1,157)	(4,619)
Core NOI	275,384	264,139
Less: Non-Same-Home Core NOI	(29,603)	(24,740)
Same-Home Core NOI	$245,781	$239,399

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30, 2026
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$364,634		$44,064		$408,698
Fees from single-family properties	9,289		1,320		10,609
Bad debt	(2,649)		(668)		(3,317)
Core revenues	371,274		44,716		415,990

Property tax expense	60,903	16.4%	7,204	16.1%	68,107	16.4%
HOA fees, net (2)	6,681	1.8%	564	1.3%	7,245	1.7%
R&M and turnover costs, net (2)	27,580	7.4%	2,973	6.6%	30,553	7.3%
Insurance	3,784	1.0%	488	1.1%	4,272	1.0%
Property management expenses, net (3)	26,545	7.2%	3,884	8.7%	30,429	7.4%
Core property operating expenses	125,493	33.8%	15,113	33.8%	140,606	33.8%

Core NOI	$245,781	66.2%	$29,603	66.2%	$275,384	66.2%

	For the Three Months Ended June 30, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$356,626		$41,912		$398,538
Fees from single-family properties	8,355		1,198		9,553
Bad debt	(2,164)		(881)		(3,045)
Core revenues	362,817		42,229		405,046

Property tax expense	58,926	16.2%	7,193	17.0%	66,119	16.3%
HOA fees, net (2)	6,516	1.8%	833	2.0%	7,349	1.8%
R&M and turnover costs, net (2)	27,421	7.6%	4,387	10.4%	31,808	7.9%
Insurance	4,158	1.1%	456	1.1%	4,614	1.1%
Property management expenses, net (3)	26,397	7.3%	4,620	10.9%	31,017	7.7%
Core property operating expenses	123,418	34.0%	17,489	41.4%	140,907	34.8%

Core NOI	$239,399	66.0%	$24,740	58.6%	$264,139	65.2%
(1)Includes 53,935 properties that have been stabilized longer than 90 days prior to January 1, 2025.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 2.8% to $470.1 million for the three months ended June 30, 2026 from $457.5 million for the three months ended June 30, 2025. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 1.2% to $161.9 million for the three months ended June 30, 2026 from $160.1 million for the three months ended June 30, 2025. The increase was primarily driven by annual increases in property tax expense.

Property Management Expenses

Property management expenses for the three months ended June 30, 2026 and 2025 were $33.8 million and $34.4 million, respectively, which included $1.1 million of noncash share-based compensation expense in both periods related to centralized and field property management employees. The decrease in property management expenses was primarily attributable to a decrease in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 2.3% to $371.3 million for the three months ended June 30, 2026 from $362.8 million for the three months ended June 30, 2025. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 2.6% to $2,346 per month for the three months ended June 30, 2026 compared to $2,286 per month for the three months ended June 30, 2025, partially offset by a decrease in Average Occupied Days Percentage, which was 96.0% for the three months ended June 30, 2026 compared to 96.4% for the three months ended June 30, 2025.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 1.7% to $125.5 million for the three months ended June 30, 2026 from $123.4 million for the three months ended June 30, 2025 primarily driven by annual increases in property tax expense.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended June 30, 2026 and 2025 was $21.7 million and $20.0 million, respectively, which included $4.3 million and $4.0 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily due to the timing of increases in personnel related expenses and information technology costs as well as an increase in noncash share-based compensation expense.

Interest Expense

Interest expense increased 7.0% to $49.5 million for the three months ended June 30, 2026 from $46.3 million for the three months ended June 30, 2025. The increase was primarily due to additional interest from the issuance of unsecured senior notes in May 2025, higher interest expense on our revolving credit facility as a result of a larger average balance and lower capitalized interest, partially offset by lower interest expense resulting from the payoff of the AMH 2015-SFR2 securitization in September 2025.

Acquisition, Disposition and Other Transaction Costs

Acquisition, disposition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the disposal of certain properties or portfolios of properties, or costs associated with land transactions, which do not qualify for capitalization. Acquisition, disposition and other transaction costs for the three months ended June 30, 2026 and 2025 were $3.2 million and $2.7 million, respectively, which included $1.3 million of noncash share-based compensation expense in both periods related to employees in these functions. The increase in acquisition, disposition and other transaction costs was primarily due to an increase in costs associated with land transactions that did not qualify for capitalization.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 0.5% to $127.6 million for the three months ended June 30, 2026 from $126.9 million for the three months ended June 30, 2025 primarily due to growth in the average cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended June 30, 2026 and 2025 was $59.4 million and $51.9 million, respectively, which included $24.2 million and $5.8 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from a higher volume of properties sold, partially offset by higher impairment charges.

Other Income and Expense, net

Other income and expense, net for the three months ended June 30, 2026 and 2025 was $1.2 million and $4.6 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated entities, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The decrease was primarily due to lower interest income.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Six Months Ended June 30,
	2026	2025
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$942,128	$916,779
Tenant charge-backs	(120,014)	(116,318)
Core revenues	822,114	800,461
Less: Non-Same-Home core revenues	(86,340)	(81,917)
Same-Home core revenues	$735,774	$718,544

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$330,652	$327,619
Property management expenses	67,128	68,593
Noncash share-based compensation - property management	(2,188)	(2,383)
Expenses reimbursed by tenant charge-backs	(120,014)	(116,318)
Core property operating expenses	275,578	277,511
Less: Non-Same-Home core property operating expenses	(30,714)	(34,354)
Same-Home core property operating expenses	$244,864	$243,157

Core NOI and Same-Home Core NOI
Net income	$281,763	$252,337
Loss on early extinguishment of debt	—	216
Gain on sale and impairment of single-family properties and other, net	(137,876)	(113,924)
Depreciation and amortization	254,950	251,867
Acquisition, disposition and other transaction costs	6,255	5,716
Noncash share-based compensation - property management	2,188	2,383
Interest expense	97,749	91,729
General and administrative expense	42,991	39,679
Other income and expense, net	(1,484)	(7,053)
Core NOI	546,536	522,950
Less: Non-Same-Home Core NOI	(55,626)	(47,563)
Same-Home Core NOI	$490,910	$475,387

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Six Months Ended June 30, 2026
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$723,291		$85,395		$808,686
Fees from single-family properties	18,300		2,573		20,873
Bad debt	(5,817)		(1,628)		(7,445)
Core revenues	735,774		86,340		822,114

Property tax expense	121,123	16.5%	15,164	17.6%	136,287	16.6%
HOA fees, net (2)	13,021	1.8%	1,057	1.2%	14,078	1.7%
R&M and turnover costs, net (2)	50,418	6.9%	5,724	6.6%	56,142	6.8%
Insurance	7,761	1.1%	1,062	1.2%	8,823	1.1%
Property management expenses, net (3)	52,541	7.0%	7,707	9.0%	60,248	7.3%
Core property operating expenses	244,864	33.3%	30,714	35.6%	275,578	33.5%

Core NOI	$490,910	66.7%	$55,626	64.4%	$546,536	66.5%

	For the Six Months Ended June 30, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$707,327		$81,542		$788,869
Fees from single-family properties	16,645		2,287		18,932
Bad debt	(5,428)		(1,912)		(7,340)
Core revenues	718,544		81,917		800,461

Property tax expense	118,415	16.4%	14,644	17.8%	133,059	16.6%
HOA fees, net (2)	12,621	1.8%	1,542	1.9%	14,163	1.8%
R&M and turnover costs, net (2)	50,971	7.1%	8,118	9.9%	59,089	7.4%
Insurance	8,415	1.2%	1,130	1.4%	9,545	1.2%
Property management expenses, net (3)	52,735	7.3%	8,920	10.9%	61,655	7.7%
Core property operating expenses	243,157	33.8%	34,354	41.9%	277,511	34.7%

Core NOI	$475,387	66.2%	$47,563	58.1%	$522,950	65.3%
(1)Includes 53,935 properties that have been stabilized longer than 90 days prior to January 1, 2025.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 2.8% to $942.1 million for the six months ended June 30, 2026 from $916.8 million for the six months ended June 30, 2025. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 0.9% to $330.7 million for the six months ended June 30, 2026 from $327.6 million for the six months ended June 30, 2025. The increase was primarily driven by annual increases in property tax expense.

Property Management Expenses

Property management expenses for the six months ended June 30, 2026 and 2025 were $67.1 million and $68.6 million, respectively, which included $2.2 million and $2.4 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The decrease in property management expenses was primarily attributable to a decrease in personnel related expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 2.4% to $735.8 million for the six months ended June 30, 2026 from $718.5 million for the six months ended June 30, 2025. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 2.8% to $2,338 per month for the six months ended June 30, 2026 compared to $2,274 per month for the six months ended June 30, 2025, partially offset by a decrease in Average Occupied Days Percentage, which was 95.6% for the six months ended June 30, 2026 compared to 96.1% for the six months ended June 30, 2025.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 0.7% to $244.9 million for the six months ended June 30, 2026 from $243.2 million for the six months ended June 30, 2025 primarily driven by annual increases in property tax expense.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the six months ended June 30, 2026 and 2025 was $43.0 million and $39.7 million, respectively, which included $8.8 million and $8.9 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily due to the timing of increases in personnel related expenses and information technology costs, partially offset by a decrease in noncash share-based compensation expense.

Interest Expense

Interest expense increased 6.6% to $97.7 million for the six months ended June 30, 2026 from $91.7 million for the six months ended June 30, 2025. The increase was primarily due to additional interest from the issuance of unsecured senior notes in May 2025, higher interest expense on our revolving credit facility as a result of a larger average balance and lower capitalized interest, partially offset by lower interest expense resulting from the payoffs of the AMH 2015-SFR1 securitization in March 2025 and AMH 2015-SFR2 securitization in September 2025.

Acquisition, Disposition and Other Transaction Costs

Acquisition, disposition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the disposal of certain properties or portfolios of properties, or costs associated with land transactions, which do not qualify for capitalization. Acquisition, disposition and other transaction costs for the six months ended June 30, 2026 and 2025 were $6.3 million and $5.7 million, respectively, which included $2.4 million and $2.9 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The increase in acquisition, disposition and other transaction costs was primarily due to an increase in costs associated with land transactions that did not qualify for capitalization, partially offset by a decrease in noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 1.2% to $255.0 million for the six months ended June 30, 2026 from $251.9 million for the six months ended June 30, 2025 primarily due to growth in the average cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the six months ended June 30, 2026 and 2025 was $137.9 million and $113.9 million, respectively, which included $38.4 million and $10.3 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The increase was primarily related to higher net gains on property sales resulting from a higher volume of properties sold, partially offset by higher impairment charges.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the six months ended June 30, 2026 and 2025 was zero and $0.2 million, respectively. The decrease was due to the payoff of the AMH 2015-SFR1 securitization in March 2025 compared to no payoffs during the six months ended June 30, 2026.

Other Income and Expense, net

Other income and expense, net for the six months ended June 30, 2026 and 2025 was $1.5 million and $7.1 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated entities, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The decrease was primarily due to lower interest income.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report. There have been no material changes to these estimates during the six months ended June 30, 2026.

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

Our liquidity and capital resources as of June 30, 2026 included $83.7 million of cash and cash equivalents. Additionally, as of June 30, 2026, we had $390.0 million of outstanding borrowings and $3.7 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $856.3 million of remaining borrowing capacity. Under our At-the-Market Program discussed below, we also had $1.00 billion remaining available for future share issuances as of June 30, 2026. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$495,689	$495,261	$428
Net cash provided by (used for) investing activities	27,124	(228,405)	255,529
Net cash used for financing activities	(495,804)	(150,472)	(345,332)
Net increase in cash, cash equivalents and restricted cash	$27,009	$116,384	$(89,375)

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities increased $0.4 million, or 0.1%, from $495.3 million for the six months ended June 30, 2025 to $495.7 million for the six months ended June 30, 2026, primarily due to increased cash inflows generated from higher rental rates, partially offset by changes in working capital primarily related to the timing of payments for accounts payable and accrued expenses as well as higher cash outflows for property related expenses.

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

Net cash provided by investing activities was $27.1 million for the six months ended June 30, 2026 compared to net cash used for investing activities of $228.4 million for the six months ended June 30, 2025. This change was primarily attributable to (i) a $131.7 million decrease in cash outflows for the addition of single-family properties to our portfolio, primarily for our AMH Development Program, as a result of a scale-back in capital investment given the current capital markets environment, (ii) a $122.8 million increase in net proceeds received from sales of single-family properties and other resulting from an increase in properties sold, (iii) an $8.9 million decrease in cash outflows for recurring and other capital expenditures and renovations to single-family properties and (iv) a $2.0 million decrease in cash outflows for other investing activities, partially offset by a $10.1 million decrease in distributions from joint ventures, net of contributions.

Financing Activities

Net cash used for financing activities increased $345.3 million, or 229.5%, from $150.5 million for the six months ended June 30, 2025 to $495.8 million for the six months ended June 30, 2026. The increase was primarily attributable to (i) $641.3 million in nonrecurring proceeds from unsecured senior notes, net of discounts and deferred financing costs paid, from an issuance during the six months ended June 30, 2025, (ii) $238.2 million in cash outflows for the repurchases of Class A common shares during the six months ended June 30, 2026 and (iii) a $19.0 million increase in distributions paid to common share and unit holders resulting primarily from a 10% increase in distributions paid per common share and unit during the six months ended June 30, 2026. These changes were partially offset by (i) $498.1 million in nonrecurring asset-backed securitizations payments resulting from the payoff of the AMH 2015-SFR1 securitization during the six months ended June 30, 2025, (ii) a $30.0 million increase in proceeds, net of repayments, from our revolving credit facility and (iii) $24.6 million in nonrecurring payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program during the six months ended June 30, 2025.

At-the-Market Common Share Offering Program

In June 2026, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to execute on the Company’s growth strategies, including the development of new single-family properties and communities and the renovation of existing single-family properties and (iii) for working capital and general corporate purposes, including repurchases of the Company’s securities. The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The At-the-Market Program may be suspended or terminated by the Company at any time. During the six months ended June 30, 2026 and 2025, no shares were issued under the new At-the-Market Program nor the previous program and $1.0 billion remained available for future share issuances.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

In 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2018 Share Repurchase Program”). All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2025, we did not repurchase and retire any of our Class A common shares or preferred shares under the 2018 Share Repurchase Program. During the fourth quarter of 2025, the Company repurchased and retired 4.7 million of its Class A common shares on a settlement date basis pursuant to the 2018 Share Repurchase Program at a weighted-average price of $31.77 per share and a total price of $150.0 million. In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 Share Repurchase Program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program at a weighted-average price of $31.49 per share and a total price of $115.1 million.

In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program for the repurchase of up to $500.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program does not have an expiration date but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the six months ended June 30, 2026, the Company repurchased and retired 4.1 million of its Class A common shares on a settlement date basis pursuant to the 2026 Share Repurchase Program at a weighted-average price of $29.88 per share and a total price of $123.0 million. As of June 30, 2026, we had a remaining repurchase authorization of up to $377.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the 2026 Share Repurchase Program.

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

During the six months ended June 30, 2026 and 2025, the Company distributed an aggregate $280.6 million and $261.6 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$113,626	$105,553	$241,394	$215,525
Adjustments:
Noncontrolling interests in the Operating Partnership	15,807	14,585	33,397	29,840
Gain on sale and impairment of single-family properties and other, net	(59,432)	(51,908)	(137,876)	(113,924)
Adjustments for unconsolidated real estate joint ventures	2,158	1,821	4,071	3,305
Depreciation and amortization	127,606	126,939	254,950	251,867
Less: depreciation and amortization of non-real estate assets	(5,727)	(5,511)	(11,390)	(10,876)
FFO attributable to common share and unit holders (1)	$194,038	$191,479	$384,546	$375,737
Adjustments:
Acquisition, disposition, other transaction costs and other	3,364	1,445	7,366	5,535
Noncash share-based compensation - general and administrative	4,323	3,987	8,768	8,854
Noncash share-based compensation - property management	1,067	1,137	2,188	2,383
Loss on early extinguishment of debt	—	—	—	216
Core FFO attributable to common share and unit holders (1)	$202,792	$198,048	$402,868	$392,725
Recurring Capital Expenditures	(15,869)	(20,515)	(27,934)	(37,344)
Leasing costs	(947)	(1,098)	(1,574)	(2,337)
Adjusted FFO attributable to common share and unit holders (1)	$185,976	$176,435	$373,360	$353,044
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$132,919	$123,624	$281,763	$252,337
Interest expense	49,527	46,303	97,749	91,729
Depreciation and amortization	127,606	126,939	254,950	251,867
EBITDA	$310,052	$296,866	$634,462	$595,933

Gain on sale and impairment of single-family properties and other, net	(59,432)	(51,908)	(137,876)	(113,924)
Adjustments for unconsolidated real estate joint ventures	2,158	1,821	4,071	3,305
EBITDAre	$252,778	$246,779	$500,657	$485,314

Noncash share-based compensation - general and administrative	4,323	3,987	8,768	8,854
Noncash share-based compensation - property management	1,067	1,137	2,188	2,383
Acquisition, disposition, other transaction costs and other	3,364	1,445	7,366	5,535
Loss on early extinguishment of debt	—	—	—	216
Adjusted EBITDAre	$261,532	$253,348	$518,979	$502,302

Recurring Capital Expenditures	(15,869)	(20,515)	(27,934)	(37,344)
Leasing costs	(947)	(1,098)	(1,574)	(2,337)
Fully Adjusted EBITDAre	$244,716	$231,735	$489,471	$462,621

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the six months ended June 30, 2026, the Company borrowed $110.0 million and paid down $80.0 million on its revolving credit facility, resulting in $390.0 million of outstanding variable rate debt as of June 30, 2026. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

As of June 30, 2026, assuming no change in the outstanding balance of our existing variable rate debt, which bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 0.85%, a hypothetical 100 basis point increase or decrease in the SOFR would increase or decrease our projected annual interest expense by approximately $3.9 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Various legislative and regulatory bodies, including at the federal, state and local level, have been focused on the shortage of residential housing in the U.S. and significant increases in the cost of housing. For example, the ROAD Act, which was enacted into federal law on July 11, 2026 and will take effect on January 7, 2027, generally imposes a federal restriction on our ability to purchase single-family homes, subject to various exemptions such as purchases of homes (i) pursuant to a build-to-rent program, (ii) from other large institutional investors, or (iii) with a requirement to substantially renovate the home, among others. In addition, some states and local jurisdictions have passed or proposed regulations (i) imposing prohibitions or limitations on corporate entities purchasing and renting single-family homes, (ii) restricting developers from selling single-family homes to corporate entities intending to rent such homes, (iii) imposing tax and financial disincentives on corporate ownership of single-family homes for rent, and (iv) imposing adverse zoning restrictions on corporate ownership of single-family homes for rent.

Although we have not been acquiring a significant number of homes through the MLS in recent years, we expect the ROAD Act will adversely impact our ability to do so in the future. In addition, the ROAD Act and the similar state and local initiatives noted above could impose significant costs, restrict the locations where we can operate our business, or adversely impact our tax profile, including our status as a REIT. Further, the ROAD Act and the prospect of other such laws or regulations has adversely impacted and may in the future continue to adversely impact our access to capital markets and the attractiveness of our securities to certain investors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchases of its outstanding Class A common shares during the three months ended June 30, 2026 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	3,200,713	$29.37	3,200,713	$406,008
May 1, 2026 to May 31, 2026	913,863	31.69	913,863	377,047
June 1, 2026 to June 30, 2026	—	—	—	377,047
Total	4,114,576	$29.88	4,114,576	$377,047
(1)In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program for the repurchase of up to $500.0 million of outstanding Class A common shares and up to $250.0 million of outstanding preferred shares from time to time in the open market or in privately negotiated transactions. The new share repurchase program does not have an expiration date, but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit Number	Exhibit Document

4.15	Form of Global Note representing the 2034 Notes I (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 30, 2024.)

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

10.1
Amendment No. 2 to Credit Agreement, dated April 1, 2026, by and among American Homes 4 Rent, L.P., as Borrower, American Homes 4 Rent, as Parent, Wells Fargo Bank, National Association, as Agent, and the other lending institutions that are parties thereto, as Lenders. Filed herewith.

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
Date: July 31, 2026

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Chris Lau

Chris Lau
Chief Financial Officer and Senior Executive Vice President
Date: July 31, 2026