Form 10-Q
period 2026-09-30
American Homes 4 Rent; American Homes 4 Rent, L.P.
filed 2026-11-05
CIK 1562401, 1716558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
There were 356,860,908 shares of American Homes 4 Rent’s Class A common shares, $0.01 par value per share, and 635,075 shares of American Homes 4 Rent’s Class B common shares, $0.01 par value per share, outstanding on November 3, 2026.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2026 of American Homes 4 Rent and American Homes 4 Rent, L.P. Unless stated otherwise or the context otherwise requires, references to “AMH” or the “General Partner” mean American Homes 4 Rent, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” or the “OP” mean American Homes 4 Rent, L.P., a Delaware limited partnership, and its subsidiaries taken as a whole. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership.

AMH is the general partner of, and as of September 30, 2026 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership.

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

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
American Homes 4 Rent
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Single-family properties:
Land	$2,465,989	$2,406,467
Buildings and improvements	12,336,790	11,971,961
Single-family properties in operation	14,802,779	14,378,428
Less: accumulated depreciation	(3,637,802)	(3,366,795)
Single-family properties in operation, net	11,164,977	11,011,633
Single-family properties under development and development land	910,959	1,233,586
Single-family properties and land held for sale, net	205,027	225,861
Total real estate assets, net	12,280,963	12,471,080
Cash and cash equivalents	70,994	108,516
Restricted cash	161,601	122,174
Rent and other receivables	55,882	43,119
Escrow deposits, prepaid expenses and other assets	216,698	228,017
Investments in unconsolidated joint ventures	148,643	148,935
Goodwill	120,279	120,279
Total assets	$13,055,060	$13,242,120

Liabilities
Revolving credit facility	$420,000	$360,000
Unsecured senior notes, net	4,742,308	4,735,735
Accounts payable and accrued expenses	524,462	436,879
Total liabilities	5,686,770	5,532,614

Commitments and contingencies (see Note 15)

Equity
Shareholders’ equity:
Class A common shares ($0.01 par value per share, 450,000,000 shares authorized, 356,860,908 and 366,021,665 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	3,569	3,660
Class B common shares ($0.01 par value per share, 50,000,000 shares authorized, 635,075 shares issued and outstanding at September 30, 2026 and December 31, 2025)	6	6
Preferred shares ($0.01 par value per share, 100,000,000 shares authorized, 9,200,000 shares issued and outstanding at September 30, 2026 and December 31, 2025)	92	92
Additional paid-in capital	7,116,149	7,411,003
Accumulated deficit	(422,906)	(387,643)
Accumulated other comprehensive income	5,694	6,630
Total shareholders’ equity	6,702,604	7,033,748
Noncontrolling interest	665,686	675,758
Total equity	7,368,290	7,709,506

Total liabilities and equity	$13,055,060	$13,242,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Rents and other single-family property revenues	$498,070	$478,464	$1,440,198	$1,395,243

Expenses:
Property operating expenses	187,974	181,604	518,626	509,223
Property management expenses	32,547	33,384	99,675	101,977
General and administrative expense	21,384	20,503	64,375	60,182
Interest expense	50,423	48,199	148,172	139,928
Acquisition, disposition and other transaction costs	3,301	3,661	9,556	9,377
Depreciation and amortization	127,592	126,656	382,542	378,523
Total expenses	423,221	414,007	1,222,946	1,199,210

Gain on sale and impairment of single-family properties and other, net	21,547	47,620	159,423	161,544
Loss on early extinguishment of debt	—	(180)	—	(396)
Other income and expense, net	908	4,904	2,392	11,957

Net income	97,304	116,801	379,067	369,138

Noncontrolling interest	11,503	13,618	44,900	43,458
Dividends on preferred shares	3,486	3,486	10,458	10,458

Net income attributable to common shareholders	$82,315	$99,697	$323,709	$315,222

Weighted-average common shares outstanding:
Basic	359,624,780	371,248,842	361,494,932	370,721,279
Diluted	359,852,304	371,580,911	361,702,683	371,084,326

Net income attributable to common shareholders per share:
Basic	$0.23	$0.27	$0.89	$0.85
Diluted	$0.23	$0.27	$0.89	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$97,304	$116,801	$379,067	$369,138
Other comprehensive loss:
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	—	—	—	31
Reclassification adjustment for amortization of interest expense included in net income	(350)	(349)	(1,051)	(1,082)
Other comprehensive loss	(350)	(349)	(1,051)	(1,051)
Comprehensive income	96,954	116,452	378,016	368,087
Comprehensive income attributable to noncontrolling interests	11,465	13,577	44,792	43,327
Dividends on preferred shares	3,486	3,486	10,458	10,458
Comprehensive income attributable to common shareholders	$82,003	$99,389	$322,766	$314,302

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2025	370,262,580	$3,702	635,075	$6	9,200,000	$92	$7,542,892	$(388,735)	$7,249	$7,165,206	$680,337	$7,845,543
Share-based compensation	—	—	—	—	—	—	6,225	—	—	6,225	—	6,225
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	55,741	1	—	—	—	—	(158)	—	—	(157)	—	(157)
Redemptions of Class A units	150,000	2	—	—	—	—	2,003	—	3	2,008	(2,008)	—
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(15,203)	(15,203)
Common shares ($0.30 per share)	—	—	—	—	—	—	—	(111,407)	—	(111,407)	—	(111,407)
Net income	—	—	—	—	—	—	—	103,183	—	103,183	13,618	116,801
Total other comprehensive loss	—	—	—	—	—	—	—	—	(308)	(308)	(41)	(349)
Balances at September 30, 2025	370,468,321	$3,705	635,075	$6	9,200,000	$92	$7,550,962	$(400,445)	$6,944	$7,161,264	$676,703	$7,837,967

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

American Homes 4 Rent
Condensed Consolidated Statements of Equity (continued)
(Amounts in thousands, except share and per share data)
(Unaudited)

	Class A common shares		Class B common shares		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Shareholders’ equity	Noncontrolling interest	Total equity
Balances at June 30, 2026	359,179,944	$3,592	635,075	$6	9,200,000	$92	$7,183,780	$(385,896)	$6,005	$6,807,579	$671,436	$7,479,015
Share-based compensation	—	—	—	—	—	—	6,326	—	—	6,326	—	6,326
Common stock issued under share-based compensation plans, net of shares withheld for employee taxes	20,496	—	—	—	—	—	401	—	—	401	—	401
Redemptions of Class A units	50,000	1	—	—	—	—	668	—	1	670	(670)	—
Repurchases of Class A common shares	(2,389,532)	(24)	—	—	—	—	(75,026)	—	—	(75,050)	—	(75,050)
Distributions to equity holders:
Preferred shares (Note 10)	—	—	—	—	—	—	—	(3,486)	—	(3,486)	—	(3,486)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(16,545)	(16,545)
Common shares ($0.33 per share)	—	—	—	—	—	—	—	(119,325)	—	(119,325)	—	(119,325)
Net income	—	—	—	—	—	—	—	85,801	—	85,801	11,503	97,304
Total other comprehensive loss	—	—	—	—	—	—	—	—	(312)	(312)	(38)	(350)
Balances at September 30, 2026	356,860,908	$3,569	635,075	$6	9,200,000	$92	$7,116,149	$(422,906)	$5,694	$6,702,604	$665,686	$7,368,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$379,067	$369,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382,542	378,523
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	7,244	7,618
Noncash share-based compensation	19,731	20,359
Loss on early extinguishment of debt	—	396
Equity in net loss (income) of unconsolidated entities	2,850	(30)
Return on investment from unconsolidated joint ventures	1,286	2,959
Gain on sale and impairment of single-family properties and other, net	(159,423)	(161,544)
Other changes in operating assets and liabilities:
Rent and other receivables	(13,003)	(10,473)
Prepaid expenses and other assets	17,673	19,603
Deferred leasing costs	(2,303)	(3,102)
Accounts payable and accrued expenses	99,131	94,010
Amounts due from related parties	(706)	1,058
Net cash provided by operating activities	734,089	718,515

Investing activities
Cash paid for single-family properties	—	(19,029)
Change in escrow deposits for purchase of single-family properties and land	(207)	(3,139)
Net proceeds received from sales of single-family properties and other	510,678	422,238
Proceeds received from storm-related insurance claims	240	2,432
Proceeds from notes receivable related to the sale of properties	217	215
Investment in unconsolidated joint ventures	(11,715)	(12,578)
Distributions from unconsolidated entities	10,053	63,856
Renovations to single-family properties	(36,925)	(30,298)
Recurring and other capital expenditures for single-family properties	(81,400)	(93,834)
Cash paid for development activity	(423,460)	(587,856)
Other investing activities	(20,080)	(22,638)
Net cash used for investing activities	(52,599)	(280,631)

Financing activities
Repurchases of Class A common shares	(313,229)	—
Proceeds from issuances under share-based compensation plans	3,081	4,078
Payments related to tax withholding for share-based compensation	(9,749)	(11,830)
Payments on asset-backed securitizations	—	(925,787)
Proceeds from revolving credit facility	210,000	520,000
Payments on revolving credit facility	(150,000)	(410,000)
Proceeds from unsecured senior notes, net of discount	—	646,385
Settlement of cash flow hedging instruments	—	31
Payments related to liabilities to repurchase consolidated land not owned	—	(38,174)
Distributions to noncontrolling interests	(49,535)	(45,790)
Distributions to common shareholders	(359,695)	(335,627)
Distributions to preferred shareholders	(10,458)	(10,458)
Deferred financing costs paid	—	(5,193)
Net cash used for financing activities	(679,585)	(612,365)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,905	(174,481)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	230,690	350,216
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$232,595	$175,735

American Homes 4 Rent
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(161,517)	$(147,216)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$34,915	$48,328
Transfers of completed homebuilding deliveries to single-family properties	588,628	609,647
Property and land contributions to unconsolidated joint ventures	—	(66,047)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,676	3,704
Accrued distributions to affiliates	944	1,325
Accrued distributions to non-affiliates	180	175

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Single-family properties:
Land	$2,465,989	$2,406,467
Buildings and improvements	12,336,790	11,971,961
Single-family properties in operation	14,802,779	14,378,428
Less: accumulated depreciation	(3,637,802)	(3,366,795)
Single-family properties in operation, net	11,164,977	11,011,633
Single-family properties under development and development land	910,959	1,233,586
Single-family properties and land held for sale, net	205,027	225,861
Total real estate assets, net	12,280,963	12,471,080
Cash and cash equivalents	70,994	108,516
Restricted cash	161,601	122,174
Rent and other receivables	55,882	43,119
Escrow deposits, prepaid expenses and other assets	216,698	228,017
Investments in unconsolidated joint ventures	148,643	148,935
Goodwill	120,279	120,279
Total assets	$13,055,060	$13,242,120

Liabilities
Revolving credit facility	$420,000	$360,000
Unsecured senior notes, net	4,742,308	4,735,735
Accounts payable and accrued expenses	524,462	436,879
Total liabilities	5,686,770	5,532,614

Commitments and contingencies (see Note 15)

Capital
Partners' capital:
General partner:
Common units (357,495,983 and 366,656,740 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	6,475,070	6,805,278
Preferred units (9,200,000 units issued and outstanding at September 30, 2026 and December 31, 2025)	221,840	221,840
Limited partner:
Common units (50,086,980 and 50,476,980 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	664,890	674,847
Accumulated other comprehensive income	6,490	7,541
Total capital	7,368,290	7,709,506

Total liabilities and capital	$13,055,060	$13,242,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Rents and other single-family property revenues	$498,070	$478,464	$1,440,198	$1,395,243

Expenses:
Property operating expenses	187,974	181,604	518,626	509,223
Property management expenses	32,547	33,384	99,675	101,977
General and administrative expense	21,384	20,503	64,375	60,182
Interest expense	50,423	48,199	148,172	139,928
Acquisition, disposition and other transaction costs	3,301	3,661	9,556	9,377
Depreciation and amortization	127,592	126,656	382,542	378,523
Total expenses	423,221	414,007	1,222,946	1,199,210

Gain on sale and impairment of single-family properties and other, net	21,547	47,620	159,423	161,544
Loss on early extinguishment of debt	—	(180)	—	(396)
Other income and expense, net	908	4,904	2,392	11,957

Net income	97,304	116,801	379,067	369,138

Preferred distributions	3,486	3,486	10,458	10,458

Net income attributable to common unitholders	$93,818	$113,315	$368,609	$358,680

Weighted-average common units outstanding:
Basic	409,760,130	421,981,257	411,636,417	421,831,592
Diluted	409,987,654	422,313,326	411,844,168	422,194,639

Net income attributable to common unitholders per unit:
Basic	$0.23	$0.27	$0.89	$0.85
Diluted	$0.23	$0.27	$0.89	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$97,304	$116,801	$379,067	$369,138
Other comprehensive loss:
Cash flow hedging instruments:
Gain on settlement of cash flow hedging instruments	—	—	—	31
Reclassification adjustment for amortization of interest expense included in net income	(350)	(349)	(1,051)	(1,082)
Other comprehensive loss	(350)	(349)	(1,051)	(1,051)
Comprehensive income	96,954	116,452	378,016	368,087
Preferred distributions	3,486	3,486	10,458	10,458
Comprehensive income attributable to common unitholders	$93,468	$112,966	$367,558	$357,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2024	369,623,068	$6,930,324	$221,840	51,376,980	$687,524	$8,942	$7,848,630
Share-based compensation	—	7,661	—	—	—	—	7,661
Common units issued under share-based compensation plans, net of units withheld for employee taxes	537,128	(10,370)	—	—	—	—	(10,370)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.30 per unit)	—	(111,724)	—	—	(15,413)	—	(127,137)
Net income	—	109,972	3,486	—	15,255	—	128,713
Total other comprehensive loss	—	—	—	—	—	(1,900)	(1,900)
Balances at March 31, 2025	370,160,196	$6,925,863	$221,840	51,376,980	$687,366	$7,042	$7,842,111
Share-based compensation	—	6,473	—	—	—	—	6,473
Common units issued under share-based compensation plans, net of units withheld for employee taxes	187,459	2,775	—	—	—	—	2,775
Redemptions of Class A units	550,000	7,357	—	(550,000)	(7,357)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.30 per unit)	—	(111,904)	—	—	(15,248)	—	(127,152)
Net income	—	105,553	3,486	—	14,585	—	123,624
Total other comprehensive income	—	—	—	—	—	1,198	1,198
Balances at June 30, 2025	370,897,655	$6,936,117	$221,840	50,826,980	$679,346	$8,240	$7,845,543
Share-based compensation	—	6,225	—	—	—	—	6,225
Common units issued under share-based compensation plans, net of units withheld for employee taxes	55,741	(157)	—	—	—	—	(157)
Redemptions of Class A units	150,000	2,005	—	(150,000)	(2,005)	—	—
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.30 per unit)	—	(111,407)	—	—	(15,203)	—	(126,610)
Net income	—	99,697	3,486	—	13,618	—	116,801
Total other comprehensive loss	—	—	—	—	—	(349)	(349)
Balances at September 30, 2025	371,103,396	$6,932,480	$221,840	50,676,980	$675,756	$7,891	$7,837,967

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Capital (continued)
(Amounts in thousands, except unit and per unit data)
(Unaudited)

	General Partner			Limited Partners		Accumulated other comprehensive income	Total capital
	Common capital		Preferred capital amount	Common capital
	Number of units	Amount		Number of units	Amount
Balances at December 31, 2025	366,656,740	$6,805,278	$221,840	50,476,980	$674,847	$7,541	$7,709,506
Share-based compensation	—	6,760	—	—	—	—	6,760
Common units issued under share-based compensation plans, net of units withheld for employee taxes	452,767	(9,251)	—	—	—	—	(9,251)
Redemptions of Class A units	340,000	4,552	—	(340,000)	(4,552)	—	—
Repurchases of Class A units	(3,653,721)	(115,144)	—	—	—	—	(115,144)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.33 per unit)	—	(120,338)	—	—	(16,545)	—	(136,883)
Net income	—	127,768	3,486	—	17,590	—	148,844
Total other comprehensive loss	—	—	—	—	—	(352)	(352)
Balances at March 31, 2026	363,795,786	$6,699,625	$221,840	50,136,980	$671,340	$7,189	$7,599,994
Share-based compensation	—	6,645	—	—	—	—	6,645
Common units issued under share-based compensation plans, net of units withheld for employee taxes	133,809	2,182	—	—	—	—	2,182
Repurchases of Class A units	(4,114,576)	(123,035)	—	—	—	—	(123,035)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.33 per unit)	—	(119,309)	—	—	(16,546)	—	(135,855)
Net income	—	113,626	3,486	—	15,807	—	132,919
Total other comprehensive loss	—	—	—	—	—	(349)	(349)
Balances at June 30, 2026	359,815,019	$6,579,734	$221,840	50,136,980	$670,601	$6,840	$7,479,015
Share-based compensation	—	6,326	—	—	—	—	6,326
Common units issued under share-based compensation plans, net of units withheld for employee taxes	20,496	401	—	—	—	—	401
Redemptions of Class A units	50,000	669	—	(50,000)	(669)	—	—
Repurchases of Class A units	(2,389,532)	(75,050)	—	—	—	—	(75,050)
Distributions to capital holders:
Preferred units (Note 10)	—	—	(3,486)	—	—	—	(3,486)
Common units ($0.33 per unit)	—	(119,325)	—	—	(16,545)	—	(135,870)
Net income	—	82,315	3,486	—	11,503	—	97,304
Total other comprehensive loss	—	—	—	—	—	(350)	(350)
Balances at September 30, 2026	357,495,983	$6,475,070	$221,840	50,086,980	$664,890	$6,490	$7,368,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$379,067	$369,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382,542	378,523
Noncash amortization of deferred financing costs, debt discounts and cash flow hedging instruments	7,244	7,618
Noncash share-based compensation	19,731	20,359
Loss on early extinguishment of debt	—	396
Equity in net loss (income) of unconsolidated entities	2,850	(30)
Return on investment from unconsolidated joint ventures	1,286	2,959
Gain on sale and impairment of single-family properties and other, net	(159,423)	(161,544)
Other changes in operating assets and liabilities:
Rent and other receivables	(13,003)	(10,473)
Prepaid expenses and other assets	17,673	19,603
Deferred leasing costs	(2,303)	(3,102)
Accounts payable and accrued expenses	99,131	94,010
Amounts due from related parties	(706)	1,058
Net cash provided by operating activities	734,089	718,515

Investing activities
Cash paid for single-family properties	—	(19,029)
Change in escrow deposits for purchase of single-family properties and land	(207)	(3,139)
Net proceeds received from sales of single-family properties and other	510,678	422,238
Proceeds received from storm-related insurance claims	240	2,432
Proceeds from notes receivable related to the sale of properties	217	215
Investment in unconsolidated joint ventures	(11,715)	(12,578)
Distributions from unconsolidated entities	10,053	63,856
Renovations to single-family properties	(36,925)	(30,298)
Recurring and other capital expenditures for single-family properties	(81,400)	(93,834)
Cash paid for development activity	(423,460)	(587,856)
Other investing activities	(20,080)	(22,638)
Net cash used for investing activities	(52,599)	(280,631)

Financing activities
Repurchases of Class A units	(313,229)	—
Proceeds from issuances under share-based compensation plans	3,081	4,078
Payments related to tax withholding for share-based compensation	(9,749)	(11,830)
Payments on asset-backed securitizations	—	(925,787)
Proceeds from revolving credit facility	210,000	520,000
Payments on revolving credit facility	(150,000)	(410,000)
Proceeds from unsecured senior notes, net of discount	—	646,385
Settlement of cash flow hedging instruments	—	31
Payments related to liabilities to repurchase consolidated land not owned	—	(38,174)
Distributions to common unitholders	(409,230)	(381,417)
Distributions to preferred unitholders	(10,458)	(10,458)
Deferred financing costs paid	—	(5,193)
Net cash used for financing activities	(679,585)	(612,365)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,905	(174,481)
Cash, cash equivalents and restricted cash, beginning of period (see Note 3)	230,690	350,216
Cash, cash equivalents and restricted cash, end of period (see Note 3)	$232,595	$175,735

American Homes 4 Rent, L.P.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information
Cash payments for interest, net of amounts capitalized	$(161,517)	$(147,216)

Supplemental schedule of noncash investing and financing activities
Accrued property renovations and development expenditures	$34,915	$48,328
Transfers of completed homebuilding deliveries to single-family properties	588,628	609,647
Property and land contributions to unconsolidated joint ventures	—	(66,047)
Noncash right-of-use assets obtained in exchange for operating lease liabilities	3,676	3,704
Accrued distributions to affiliates	944	1,325
Accrued distributions to non-affiliates	180	175

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Homes 4 Rent
American Homes 4 Rent, L.P.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Operations

American Homes 4 Rent (“AMH” or the “General Partner”) is an internally managed Maryland real estate investment trust (“REIT”) formed on October 19, 2012 for the purpose of developing, renovating, leasing and managing single-family homes as rental properties. American Homes 4 Rent, L.P., a Delaware limited partnership formed on October 22, 2012, and its consolidated subsidiaries (collectively, the “Operating Partnership” or the “OP”) is the entity through which the Company conducts substantially all of its business and owns, directly or through subsidiaries, substantially all of its assets. References to the “Company,” “we,” “our” and “us” mean collectively AMH, the Operating Partnership and those entities/subsidiaries owned or controlled by AMH and/or the Operating Partnership. As of September 30, 2026, the Company held 61,291 single-family properties in 24 states, including 665 properties classified as held for sale.

AMH is the general partner of, and as of September 30, 2026 owned approximately 87.7% of the common partnership interest in, the Operating Partnership. The remaining 12.3% of the common partnership interest was owned by limited partners. As the sole general partner of the Operating Partnership, AMH has exclusive control of the Operating Partnership’s day-to-day management. The Company’s management operates AMH and the Operating Partnership as one business, and the management of AMH consists of the same members as the management of the Operating Partnership. AMH’s primary function is acting as the general partner of the Operating Partnership. The only material asset of AMH is its partnership interest in the Operating Partnership. As a result, AMH generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. AMH itself is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures, either directly or through its subsidiaries, conducts the operations of the Company’s business and is structured as a limited partnership with no publicly traded equity. AMH contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, AMH receives Operating Partnership units (“OP units”) equal to the number of shares it has issued in the equity offering. Based on the terms of the Agreement of Limited Partnership of the Operating Partnership, as amended, OP units can be exchanged for shares on a one-for-one basis. Except for net proceeds from equity issuances by AMH, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

The Company has entered into real estate exchange transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), in order to defer taxable gains on the exchange of like-kind property (“1031 Exchange”). Our 1031 Exchange transactions are facilitated by a qualified intermediary (the “QI”), which holds the proceeds from the Company’s disposition of real properties until such transactions are complete. The QI established a special purpose entity, which was determined to be a VIE (the “QI VIE”), to hold the disposition proceeds in an escrow account and the QI VIE must use the proceeds to acquire replacement real property for the Company in a manner consistent with the requirements of Section 1031 of the Code. To the extent the proceeds are not used to acquire replacement real property, the QI VIE pays the proceeds to the Company. The Company is the primary beneficiary of the QI VIE as it retains essentially all economic benefits related to the QI VIE and directs the activities that most significantly impact the QI VIE’s economic performance and therefore the QI VIE and the related disposition proceeds are consolidated within the condensed consolidated financial statements. Our 1031 Exchange transactions also are facilitated by an exchange accommodation titleholder (the “EAT”), which holds the replacement property for the 1031 Exchange until such transactions are complete. The EAT established a special purpose entity, which was determined to be a VIE (the “EAT VIE”), to hold the replacement property and the EAT VIE must transfer the replacement property to the Company in a manner consistent with the requirements of Section 1031 of the Code. The Company is the primary beneficiary of the EAT VIE as it retains essentially all economic benefits related to the EAT VIE and directs the activities that most significantly impact the EAT VIE’s economic performance and therefore the EAT VIE and the related replacement property are consolidated within the condensed consolidated financial statements.

The Company also holds investments in proptech venture capital funds that we determined are VIEs. As the Company does not control the activities that most significantly impact the economic performance of these entities, the Company was deemed not to be the primary beneficiary and therefore did not consolidate the entities. The investments in the unconsolidated venture capital funds are accounted for under the equity method of accounting and included in escrow deposits, prepaid expenses and other assets within the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the carrying value of the investments in these venture capital funds was $13.0 million and $13.8 million, respectively, and the Company’s maximum exposure to loss was $13.6 million and $15.0 million, respectively, which includes all future capital funding requirements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software. The amendments in this ASU remove all references to prescriptive and sequential software development stages and clarify when an entity should begin capitalizing software costs including consideration of significant development uncertainty. The guidance is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied prospectively as of the beginning of the period of adoption, retrospectively to all periods presented with a cumulative-effect adjustment to the opening balance of retained earnings, or on a modified transition approach. The Company is currently assessing the impact of the guidance on its consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the corresponding financial statement line items in the condensed consolidated balance sheets (amounts in thousands):

	September 30,		December 31,
	2026	2025	2025	2024
Cash and cash equivalents	$70,994	$45,631	$108,516	$199,413
Restricted cash	161,601	130,104	122,174	150,803
Total cash, cash equivalents and restricted cash	$232,595	$175,735	$230,690	$350,216

Note 4. Real Estate Assets, Net

The net book values of real estate assets consisted of the following as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026	December 31, 2025
Occupied single-family properties	$10,634,766	$10,305,764
Single-family properties leased, not yet occupied	113,795	117,861
Single-family properties in turnover process	373,097	511,535
Single-family properties recently renovated or developed	43,319	74,940
Single-family properties newly acquired and under renovation	—	1,533
Single-family properties in operation, net	11,164,977	11,011,633
Development land	391,388	559,174
Single-family properties under development	519,571	674,412
Single-family properties and land held for sale, net	205,027	225,861
Total real estate assets, net	$12,280,963	$12,471,080

Depreciation expense related to single-family properties was $121.1 million and $119.9 million for the three months ended September 30, 2026 and 2025, respectively, and $363.1 million and $358.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Our properties and land are identified for disposition primarily based on individual asset-level review, as well as submarket analysis. During the three months ended September 30, 2026 and 2025, the Company disposed of single-family properties and land for aggregate net proceeds of $111.1 million and $141.9 million, respectively, which resulted in an aggregate net gain on sale of $43.5 million and $62.5 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company disposed of single-family properties and land for aggregate net proceeds of $514.2 million and $422.2 million, respectively, which resulted in an aggregate net gain on sale of $219.6 million and $186.2 million, respectively.

The Company did not identify any indicators of impairment related to single-family properties in operation or under development for the three and nine months ended September 30, 2026 and 2025. See Note 13. Fair Value for details on nonrecurring fair value measurements and impairment of single-family properties and land upon classification as held for sale.

Note 5. Rent and Other Receivables

Included in rents and other single-family property revenues are variable lease payments for tenant charge-backs, which primarily relate to cost recoveries on utilities, and variable lease payments for fees from single-family properties. Variable lease payments for tenant charge-backs were $76.6 million and $71.6 million for the three months ended September 30, 2026 and 2025, respectively, and $194.2 million and $185.4 million for the nine months ended September 30, 2026 and 2025, respectively. Variable lease payments for fees from single-family properties were $8.8 million and $7.9 million for the three months ended September 30, 2026 and 2025, respectively, and $25.9 million and $24.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year. The following table summarizes future minimum rental revenues under existing leases on our properties as of September 30, 2026 (amounts in thousands):

September 30, 2026
Remaining 2026	$383,824
2027	638,656
2028	41,624
Total	$1,064,104

Note 6. Escrow Deposits, Prepaid Expenses and Other Assets

The following table summarizes the components of escrow deposits, prepaid expenses and other assets as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026	December 31, 2025
Commercial real estate, software, vehicles and FF&E, net	$108,970	$108,497
Escrow deposits, prepaid expenses and other	83,588	94,354
Operating lease right-of-use assets	16,308	15,684
Deferred costs and other intangibles, net	7,832	9,482
Total	$216,698	$228,017

Depreciation expense related to commercial real estate, software, vehicles and furniture, fixtures and equipment (“FF&E”), net was $5.8 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively, and $17.2 million and $16.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Deferred Costs and Other Intangibles, Net

Deferred costs and other intangibles, net consisted of the following as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026	December 31, 2025
Deferred leasing costs	$2,628	$3,213
Deferred financing costs	11,512	11,512
	14,140	14,725
Less: accumulated amortization	(6,308)	(5,243)
Total	$7,832	$9,482

Amortization expense related to deferred leasing costs was $0.7 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in depreciation and amortization within the condensed consolidated statements of operations. Amortization of deferred financing costs related to our revolving credit facility was $0.6 million for both the three months ended September 30, 2026 and 2025 and $1.7 million for both the nine months ended September 30, 2026 and 2025 and is included in gross interest, prior to interest capitalization (see Note 8. Debt).

The following table sets forth the estimated annual amortization expense related to deferred costs and other intangibles, net as of September 30, 2026 for future periods (amounts in thousands):

	Deferred Leasing Costs	Deferred Financing Costs	Total
Remaining 2026	$616	$579	$1,195
2027	792	2,300	3,092
2028	—	2,309	2,309
2029	—	1,236	1,236
Total	$1,408	$6,424	$7,832

Note 7. Investments in Unconsolidated Joint Ventures

As of September 30, 2026, the Company held 20% ownership interests in four unconsolidated joint ventures. In evaluating the Company’s 20% ownership interests in these joint ventures, we concluded that the joint ventures are not VIEs after applying the variable interest model and, therefore, we account for our interests in the joint ventures as investments in unconsolidated subsidiaries after applying the voting interest model using the equity method of accounting. Equity in net income (losses) of unconsolidated joint ventures is included in other income and expense, net within the condensed consolidated statements of operations.

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

The following table summarizes our investments in unconsolidated joint ventures as of September 30, 2026 and December 31, 2025 (amounts in thousands, except percentages and property data):

	% Ownership at September 30, 2026	Completed Homes at September 30, 2026	Investments in Unconsolidated Joint Ventures
Joint Venture Description			September 30, 2026	December 31, 2025
Alaska JV	20%	123	$8,373	$10,564
Institutional Investor JV	20%	1,015	8,846	10,340
J.P. Morgan JV I	20%	2,383	68,226	76,882
J.P. Morgan JV II	20%	547	63,198	51,149
		4,068	$148,643	$148,935

The Company provides various services to these joint ventures, which are considered to be related parties, including property management and development services and has opportunities to earn promoted interests. Management fee and development fee income from unconsolidated joint ventures was $4.1 million and $3.6 million for the three months ended September 30, 2026 and 2025, respectively, and $12.1 million and $10.8 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in other income and expense, net within the condensed consolidated statements of operations.

As a result of the Company’s management of these joint ventures, certain related party receivables and payables arise in the ordinary course of business and are included in escrow deposits, prepaid expenses and other assets or accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company also transfers single-family properties or land to the joint ventures and recognized losses on transfers of $9.2 million for the three and nine months ended September 30, 2025, which were included in gain on sale and impairment of single-family properties and other, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, there were no gains or losses on transfers of single-family properties or land to the joint ventures.

During the second quarter of 2024, the Institutional Investor JV amended its existing loan agreement. During the three-year term, the loan, which has an aggregate commitment of $232.7 million, bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a 1.90% margin and matures on July 1, 2027. As of September 30, 2026, the Institutional Investor JV’s loan had a $232.7 million outstanding principal balance.

During the first quarter of 2025, J.P. Morgan JV I amended its existing loan agreement to increase borrowing capacity to $500.0 million. During the initial three-year term, the loan bears interest at SOFR plus a 1.50% margin and matures on January 24, 2028. The loan agreement provides for one one-year extension option that includes additional fees and interest. As of September 30, 2026, J.P. Morgan JV I’s loan had a $500.0 million outstanding principal balance.

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

Note 8. Debt

All of the Company’s indebtedness is debt of the Operating Partnership. AMH is not directly obligated under any indebtedness, but guarantees some of the debt of the Operating Partnership. The following table presents the Company’s debt as of September 30, 2026 and December 31, 2025 (amounts in thousands):

			Outstanding Principal Balance
	Interest Rate (1)	Maturity Date	September 30, 2026	December 31, 2025
2028 unsecured senior notes (2)	4.08%	February 15, 2028	$500,000	$500,000
2029 unsecured senior notes	4.90%	February 15, 2029	400,000	400,000
2030 unsecured senior notes	4.95%	June 15, 2030	650,000	650,000
2031 unsecured senior notes (3)	2.46%	July 15, 2031	450,000	450,000
2032 unsecured senior notes	3.63%	April 15, 2032	600,000	600,000
2034 unsecured senior notes I	5.50%	February 1, 2034	600,000	600,000
2034 unsecured senior notes II	5.50%	July 15, 2034	500,000	500,000
2035 unsecured senior notes (4)	5.08%	March 15, 2035	500,000	500,000
2051 unsecured senior notes	3.38%	July 15, 2051	300,000	300,000
2052 unsecured senior notes	4.30%	April 15, 2052	300,000	300,000
Revolving credit facility (5)	4.75%	July 16, 2029	420,000	360,000
Total debt			5,220,000	5,160,000
Unamortized discounts on unsecured senior notes			(31,745)	(35,055)
Deferred financing costs, net (6)			(25,947)	(29,210)
Total debt per balance sheet			$5,162,308	$5,095,735
(1)Interest rates are rounded and as of September 30, 2026. Unless otherwise stated, interest rates are fixed percentages.
(2)The stated interest rate on the 2028 unsecured senior notes is 4.25%, which was hedged to yield an interest rate of 4.08%.
(3)The stated interest rate on the 2031 unsecured senior notes is 2.38%, which was hedged to yield an interest rate of 2.46%.
(4)The stated interest rate on the 2035 unsecured senior notes is 5.25%, which was hedged to yield an interest rate of 5.08%.
(5)The revolving credit facility provides for a borrowing capacity of up to $1.25 billion and the maturity date includes two six-month extension periods. The Company had approximately $6.8 million and $3.2 million committed to outstanding letters of credit that reduced our borrowing capacity as of September 30, 2026 and December 31, 2025, respectively. The revolving credit facility is reflected on a fully extended basis and bears interest at the SOFR plus a margin of 0.85% as of September 30, 2026.
(6)Deferred financing costs relate to our unsecured senior notes and amortization of these deferred financing costs was $1.1 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $3.3 million and $3.9 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in gross interest, prior to interest capitalization.

Debt Maturities

The following table summarizes the contractual maturities of the Company’s principal debt balances on a fully extended basis as of September 30, 2026 (amounts in thousands):

Debt Maturities
Remaining 2026	$—
2027	—
2028	500,000
2029	820,000
2030	650,000
Thereafter	3,250,000
Total debt	$5,220,000

Interest Expense

The following table summarizes our (i) gross interest cost, which includes fees on our credit facilities and amortization of deferred financing costs and the discounts on unsecured senior notes, and (ii) capitalized interest for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gross interest cost	$60,944	$61,913	$183,351	$181,715
Capitalized interest	(10,521)	(13,714)	(35,179)	(41,787)
Interest expense	$50,423	$48,199	$148,172	$139,928

Debt Covenants

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2026.

Note 9. Accounts Payable and Accrued Expenses

The following table summarizes accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026	December 31, 2025
Accrued property taxes	$190,012	$65,328
Resident security deposits	115,722	121,025
Accrued interest	48,174	68,763
Accrued construction and maintenance liabilities	43,408	57,662
Prepaid rent	33,144	33,189
Operating lease liabilities	18,072	17,196
Accounts payable	402	322
Other accrued liabilities	75,528	73,394
Total	$524,462	$436,879

Note 10. Shareholders’ Equity / Partners’ Capital

When the Company issues common or preferred shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

At-the-Market Common Share Offering Program

In June 2026, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The At-the-Market Program may be suspended or terminated by the Company at any time. During the nine months ended September 30, 2026 and 2025, no shares were issued under the new At-the-Market Program nor the previous program and $1.0 billion remained available for future share issuances.

Share Repurchase Program

In 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2018 Share Repurchase Program”). All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2025, we did not repurchase and retire any of our Class A common shares or preferred shares under the 2018 Share Repurchase Program. During the fourth quarter of 2025, the Company repurchased and retired 4.7 million of its Class A common shares on a settlement date basis pursuant to the 2018 Share Repurchase Program at a weighted-average price of $31.77 per share and a total price of $150.0 million. In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 Share Repurchase Program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program at a weighted-average price of $31.49 per share and a total price of $115.1 million.

In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program for the repurchase of up to $500.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program does not have an expiration date but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2026, the Company repurchased and retired 6.5 million of its Class A common shares on a settlement date basis pursuant to the 2026 Share Repurchase Program at a weighted-average price of $30.44 per share and a total price of $198.0 million. As of September

30, 2026, we had a remaining repurchase authorization of up to $302.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the 2026 Share Repurchase Program.

Perpetual Preferred Shares / Units

As of September 30, 2026 and December 31, 2025, the Company had the following series of perpetual preferred shares outstanding (amounts in thousands, except share data):

				September 30, 2026		December 31, 2025
Series	Issuance Date	Earliest Redemption Date	Dividend Rate	Outstanding Shares	Current Liquidation Value	Outstanding Shares	Current Liquidation Value
Series G perpetual preferred shares	July 17, 2017	July 17, 2022	5.875%	4,600,000	$115,000	4,600,000	$115,000
Series H perpetual preferred shares	September 19, 2018	September 19, 2023	6.250%	4,600,000	115,000	4,600,000	115,000
Total preferred shares				9,200,000	$230,000	9,200,000	$230,000

Distributions

The Company’s board of trustees declared the following distributions during the respective quarters. The Operating Partnership funds the payment of distributions, and the board of trustees declared an equivalent amount of distributions on the corresponding OP units.

	For the Three Months Ended
Security	September 30, 2026	June 30, 2026	March 31, 2026	September 30, 2025	June 30, 2025	March 31, 2025
Class A and Class B common shares	$0.33	$0.33	$0.33	$0.30	$0.30	$0.30
5.875% Series G perpetual preferred shares	0.37	0.37	0.37	0.37	0.37	0.37
6.250% Series H perpetual preferred shares	0.39	0.39	0.39	0.39	0.39	0.39

Noncontrolling Interest

Noncontrolling interest as reflected in the Company’s condensed consolidated balance sheets primarily consists of the interests held by former American Homes 4 Rent, LLC (“AH LLC”) members in units in the Operating Partnership. Former AH LLC members owned 49,529,990 and 49,879,990, or approximately 12.2% and 12.0%, of the total 407,582,963 and 417,133,720 Class A units in the Operating Partnership as of September 30, 2026 and December 31, 2025, respectively. Noncontrolling interest also includes interests held by non-affiliates in Class A units in the Operating Partnership. Non-affiliate Class A unitholders owned 556,990 and 596,990, or approximately 0.1%, of the total 407,582,963 and 417,133,720 Class A units in the Operating Partnership as of September 30, 2026 and December 31, 2025, respectively. The OP units owned by former AH LLC members and non-affiliates are reflected as noncontrolling interest in the Company’s condensed consolidated balance sheets and limited partner capital in the Operating Partnership’s condensed consolidated balance sheets.

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

RSUs granted to employees during the nine months ended September 30, 2026 and 2025 generally vest over a three-year service period. RSUs granted to non-management trustees during the nine months ended September 30, 2026 and 2025 vest over a one-year service period.

Performance-based restricted share units (“PSUs”) granted to certain senior employees during the nine months ended September 30, 2026 and 2025 cliff vest at the end of a three-year service period based on satisfaction of performance conditions. The performance conditions of the PSUs are measured over the three-year performance period from January 1, 2026 through December 31, 2028 for PSUs granted during the nine months ended September 30, 2026 and from January 1, 2025 through December 31, 2027 for PSUs granted during the nine months ended September 30, 2025. A portion of the PSUs are based on (i) the achievement of relative total shareholder return compared to a specified peer group (the “TSR Awards”), and a portion are based on (ii) average annual growth in core funds from operations per share (the “Core FFO Awards”). The number of PSUs that may ultimately vest range from zero to

200% of the number of PSUs granted based on the level of achievement of these performance conditions. For the TSR Awards, grant date fair value was determined using a multifactor Monte Carlo model and the resulting compensation cost is amortized over the service period regardless of whether the performance condition is achieved. For the Core FFO Awards, fair value is based on the market value on the date of grant and compensation cost is recognized based on the probable achievement of the performance condition at each reporting period.

The following table summarizes stock option activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Options outstanding at beginning of period	190,500	329,500
Granted	—	—
Exercised	(72,000)	(126,500)
Forfeited	—	—
Options outstanding at end of period	118,500	203,000
Options exercisable at end of period	118,500	203,000

The following table summarizes RSU activity under the 2021 Plan for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
RSUs outstanding at beginning of period	1,108,279	1,187,544
Granted	578,358	480,892
Vested	(460,594)	(558,380)
Forfeited	(73,871)	(28,608)
RSUs outstanding at end of period	1,152,172	1,081,448

The following table summarizes PSU activity under the 2021 Plan for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
PSUs outstanding at beginning of period (1)	700,773	677,298
Granted (1)	313,175	227,616
Adjustment for performance achievement (2)	103,585	170,757
Vested	(327,135)	(370,854)
Forfeited (1)	(12,594)	(4,044)
PSUs outstanding at end of period (1)	777,804	700,773
(1)Represents target shares at grant date.
(2)Represents the difference between the number of target shares at grant date and the number of actual shares earned for the three-year performance periods ended December 31, 2025 and 2024, which was determined and vested during the nine months ended September 30, 2026 and 2025, respectively.

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

Share-Based Compensation Expense

The Company’s noncash share-based compensation expense relating to corporate administrative employees is included in general and administrative expense and the noncash share-based compensation expense relating to centralized and field property management employees is included in property management expenses. Noncash share-based compensation expense relating to employees involved in the purchases of single-family properties, including newly constructed properties from third-party builders, the development of single-family properties, or the disposal of certain properties or portfolios of properties is included in acquisition, disposition and other transaction costs. The following table summarizes the activity related to the Company’s noncash share-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expense	$3,968	$3,917	$12,736	$12,771
Property management expenses	862	864	3,050	3,247
Acquisition, disposition and other transaction costs	1,496	1,444	3,945	4,341
Total noncash share-based compensation expense	$6,326	$6,225	$19,731	$20,359

Note 12. Earnings per Share / Unit

American Homes 4 Rent

The following table reflects the Company’s computation of net income per common share on a basic and diluted basis for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$97,304	$116,801	$379,067	$369,138
Less:
Noncontrolling interest	11,503	13,618	44,900	43,458
Dividends on preferred shares	3,486	3,486	10,458	10,458
Allocation to participating securities (1)	382	320	1,139	1,009
Numerator for income per common share–basic and diluted	$81,933	$99,377	$322,570	$314,213

Denominator:
Weighted-average common shares outstanding–basic	359,624,780	371,248,842	361,494,932	370,721,279
Effect of dilutive securities:
Share-based compensation plan (2)	227,524	332,069	207,751	363,047
Weighted-average common shares outstanding–diluted (3)	359,852,304	371,580,911	361,702,683	371,084,326

Net income per common share:
Basic	$0.23	$0.27	$0.89	$0.85
Diluted	$0.23	$0.27	$0.89	$0.85
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

American Homes 4 Rent, L.P.

The following table reflects the Operating Partnership’s computation of net income per common unit on a basic and diluted basis for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands, except unit and per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$97,304	$116,801	$379,067	$369,138
Less:
Preferred distributions	3,486	3,486	10,458	10,458
Allocation to participating securities (1)	382	320	1,139	1,009
Numerator for income per common unit–basic and diluted	$93,436	$112,995	$367,470	$357,671

Denominator:
Weighted-average common units outstanding–basic	409,760,130	421,981,257	411,636,417	421,831,592
Effect of dilutive securities:
Share-based compensation plan (2)	227,524	332,069	207,751	363,047
Weighted-average common units outstanding–diluted	409,987,654	422,313,326	411,844,168	422,194,639

Net income per common unit:
Basic	$0.23	$0.27	$0.89	$0.85
Diluted	$0.23	$0.27	$0.89	$0.85
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

The following table displays the carrying values and fair values of our debt instruments as of September 30, 2026 and December 31, 2025 (amounts in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 unsecured senior notes, net	$498,915	$492,840	$498,323	$501,385
2029 unsecured senior notes, net	398,653	393,356	398,229	406,716
2030 unsecured senior notes, net	643,552	631,144	642,250	663,436
2031 unsecured senior notes, net	445,028	384,219	444,249	402,764
2032 unsecured senior notes, net	588,988	532,824	587,497	567,708
2034 unsecured senior notes I, net	595,672	573,858	595,230	620,784
2034 unsecured senior notes II, net	494,555	477,100	494,031	517,225
2035 unsecured senior notes, net	494,363	466,430	493,863	508,475
2051 unsecured senior notes, net	292,347	181,620	292,115	203,439
2052 unsecured senior notes, net	290,235	213,141	289,948	238,782
Total unsecured senior notes, net	4,742,308	4,346,532	4,735,735	4,630,714
Revolving credit facility	420,000	420,000	360,000	360,000
Total debt	$5,162,308	$4,766,532	$5,095,735	$4,990,714

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

The following table summarizes single-family properties and land for which the Company has recorded impairments in the condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Pre-impairment carrying value	$83,260	$45,947	$206,195	$99,155
Previous impairments	(5,048)	(2,723)	(5,712)	(942)
Current period impairments	(21,928)	(5,663)	(60,287)	(15,974)
Fair value	$56,284	$37,561	$140,196	$82,239

Note 14. Related Party Transactions

As of September 30, 2026 and December 31, 2025, affiliates owned approximately 7.9% and 8.3%, respectively, of the Company’s outstanding Class A common shares. On a fully-diluted basis, affiliates held (including consideration of 635,075 Class B common shares and 48,832,099 and 49,372,165 Class A units as of September 30, 2026 and December 31, 2025, respectively) an approximate 19.1% and 19.3% interest as of September 30, 2026 and December 31, 2025, respectively.

See Note 7. Investments in Unconsolidated Joint Ventures for a description of related party transactions between the Company and its unconsolidated joint ventures.

Note 15. Commitments and Contingencies

As of September 30, 2026, the Company had $110.8 million in purchase commitments for land relating to our AMH Development Program, which includes certain land deals expected to close beyond twelve months when development is ready to commence. Purchase commitments exclude option contracts where we have acquired the right to purchase land for our AMH Development Program or single-family properties because the contracts do not contain provisions requiring our specific performance.

As of September 30, 2026, the Company had sales in escrow for 63 of our single-family properties and 688 of our land lots for an aggregate selling price of $80.1 million.

As of September 30, 2026, the Company, as a condition for entering into some of its development contracts, had outstanding surety bonds of approximately $146.3 million.

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

In addition to the revenues and significant segment expenses included within the condensed consolidated statements of operations, the following table presents significant segment expenses regularly provided to the CODM within property operating expenses for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Property operating expenses
Property tax expense	$67,141	$67,037	$203,428	$200,096
HOA fees	7,967	7,308	22,045	21,471
Repairs and maintenance and turnover costs	108,537	102,465	280,001	273,317
Insurance	4,329	4,794	13,152	14,339
Total property operating expenses	$187,974	$181,604	$518,626	$509,223

The table below summarizes the components and significant expense categories included in Core NOI and regularly provided to the CODM for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Core revenues	$420,186	$405,621	$1,242,300	$1,206,082

Core property operating expenses
Property tax expense	67,141	67,037	203,428	200,096
HOA fees, net of tenant charge-backs	7,967	7,308	22,045	21,471
Repairs and maintenance and turnover costs, net of tenant charge-backs	33,038	32,102	89,180	91,191
Insurance	4,329	4,794	13,152	14,339
Property management expenses, net of tenant charge-backs and excluding noncash share-based compensation	29,300	30,040	89,548	91,695
Total core property operating expenses	141,775	141,281	417,353	418,792

Core NOI	$278,411	$264,340	$824,947	$787,290

Reconciliation of core revenues to rents and other single-family property revenues

Core revenues	$420,186	$405,621	$1,242,300	$1,206,082
Tenant charge-backs	77,884	72,843	197,898	189,161
Rents and other single-family property revenues	$498,070	$478,464	$1,440,198	$1,395,243

Reconciliation of Core NOI to net income

Core NOI	$278,411	$264,340	$824,947	$787,290
Noncash share-based compensation - property management	(862)	(864)	(3,050)	(3,247)
General and administrative expense	(21,384)	(20,503)	(64,375)	(60,182)
Interest expense	(50,423)	(48,199)	(148,172)	(139,928)
Acquisition, disposition and other transaction costs	(3,301)	(3,661)	(9,556)	(9,377)
Depreciation and amortization	(127,592)	(126,656)	(382,542)	(378,523)
Loss on early extinguishment of debt	—	(180)	—	(396)
Gain on sale and impairment of single-family properties and other, net	21,547	47,620	159,423	161,544
Other income and expense, net	908	4,904	2,392	11,957
Net income	$97,304	$116,801	$379,067	$369,138

Note 17. Subsequent Events

Subsequent Portfolio Additions

From October 1, 2026 through October 29, 2026, the Company added 77 newly constructed properties delivered through its AMH Development Program to its operating portfolio for a total cost of approximately $31.3 million.

Subsequent Dispositions

From October 1, 2026 through October 29, 2026, the Company disposed of 51 single-family properties and 71 land lots for aggregate net proceeds of approximately $24.9 million.

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

As of September 30, 2026, we owned 61,291 single-family properties in select submarkets of metropolitan statistical areas in 24 states, including 665 properties held for sale, compared to 61,479 single-family properties in 24 states, including 1,142 properties held for sale, as of December 31, 2025 and 61,692 single-family properties in 24 states, including 1,028 properties held for sale, as of September 30, 2025. As of September 30, 2026, 57,913 of our total properties (excluding properties held for sale) were occupied, compared to 56,756 of our total properties (excluding properties held for sale) as of December 31, 2025 and 57,061 of our total properties (excluding properties held for sale) as of September 30, 2025. Also, as of September 30, 2026, the Company had an additional 4,068 properties held in unconsolidated joint ventures, compared to 3,785 properties held in unconsolidated joint ventures as of December 31, 2025 and 3,721 properties held in unconsolidated joint ventures as of September 30, 2025. Our portfolio of single-family properties, including those held in our unconsolidated joint ventures, is internally managed through our proprietary property management platform.

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

Key Single-Family Property and Leasing Metrics

The following table summarizes certain key single-family properties metrics as of September 30, 2026:

	Total Single-Family Properties (1)
Market	Number of Single-Family Properties	% of Total Single-Family Properties	Gross Book Value (millions)	% of Gross Book Value Total	Avg. Gross Book Value per Property	Avg. Sq. Ft.	Avg. Property Age (years)	Avg. Year Purchased or Delivered
Atlanta, GA	5,976	9.9%	$1,478.7	10.0%	$247,450	2,202	17.7	2017
Charlotte, NC	4,179	6.9%	996.9	6.7%	238,551	2,119	19.4	2016
Dallas-Fort Worth, TX	3,560	5.9%	643.1	4.3%	180,642	2,078	22.1	2014
Jacksonville, FL	3,477	5.7%	853.0	5.8%	245,344	1,934	14.4	2017
Nashville, TN	3,352	5.5%	889.1	6.0%	265,265	2,127	17.6	2016
Phoenix, AZ	3,331	5.5%	791.3	5.3%	237,585	1,874	19.7	2016
Tampa, FL	3,129	5.2%	839.3	5.7%	268,257	1,967	14.1	2017
Indianapolis, IN	2,966	4.9%	548.0	3.7%	184,774	1,929	23.4	2015
Las Vegas, NV	2,886	4.8%	956.7	6.5%	331,496	1,978	10.5	2018
Columbus, OH	2,337	3.9%	532.5	3.6%	227,850	1,924	20.6	2016
Houston, TX	2,206	3.6%	405.7	2.7%	183,897	2,058	20.7	2015
Orlando, FL	2,230	3.7%	599.7	4.1%	268,949	1,961	15.3	2017
Raleigh, NC	2,112	3.5%	439.9	3.0%	208,310	1,901	19.9	2015
Cincinnati, OH	2,077	3.4%	423.7	2.9%	204,010	1,844	23.7	2014
Salt Lake City, UT	1,920	3.2%	596.2	4.0%	310,534	2,243	19.5	2016
Charleston, SC	1,699	2.8%	436.2	2.9%	256,789	1,966	13.4	2017
Greater Chicago area, IL and IN	1,521	2.5%	301.2	2.0%	198,002	1,875	25.1	2013
Boise, ID	1,134	1.9%	372.2	2.5%	328,257	1,893	11.3	2018
Seattle, WA	1,138	1.9%	413.8	2.8%	363,619	2,003	14.2	2018
San Antonio, TX	1,071	1.8%	222.6	1.5%	207,956	1,902	17.0	2016
All Other (2)	8,325	13.5%	2,063.0	14.0%	247,808	1,934	18.6	2017
Total/Average	60,626	100.0%	$14,802.8	100.0%	$244,166	2,003	18.2	2016
(1)Excludes 665 single-family properties held for sale as of September 30, 2026.
(2)Represents 16 markets in 15 states.

The following table summarizes certain key leasing metrics as of September 30, 2026:

	Total Single-Family Properties (1)
Market	Avg. Occupied Days Percentage (2)	Avg. Monthly Realized Rent per Property (3)	Avg. Original Lease Term (months) (4)	Avg. Remaining Lease Term (months) (4)	Avg. Blended Change in Rent (5)
Atlanta, GA	95.1%	$2,384	13.7	8.3	2.1%
Charlotte, NC	96.3%	2,349	13.3	7.8	3.3%
Dallas-Fort Worth, TX	95.9%	2,384	13.5	8.0	2.0%
Jacksonville, FL	95.8%	2,268	13.4	7.7	2.3%
Nashville, TN	96.1%	2,481	13.4	7.6	2.4%
Phoenix, AZ	95.0%	2,208	12.0	6.6	0.4%
Tampa, FL	95.4%	2,524	13.6	7.8	0.7%
Indianapolis, IN	95.9%	2,058	13.4	8.0	4.4%
Las Vegas, NV	95.3%	2,421	13.4	7.7	2.4%
Columbus, OH	96.2%	2,453	13.5	7.9	4.9%
Houston, TX	95.2%	2,161	13.6	8.5	1.5%
Orlando, FL	96.2%	2,515	13.4	7.6	2.2%
Raleigh, NC	96.6%	2,150	13.3	7.8	2.3%
Cincinnati, OH	96.0%	2,366	13.6	7.9	4.1%
Salt Lake City, UT	96.1%	2,620	13.1	7.1	4.0%
Charleston, SC	96.1%	2,445	13.3	7.8	4.0%
Greater Chicago area, IL and IN	97.0%	2,772	13.1	7.5	5.2%
Boise, ID	97.2%	2,435	12.9	7.5	5.7%
Seattle, WA	95.3%	3,047	12.0	6.4	4.7%
San Antonio, TX	94.5%	1,953	13.7	8.5	(0.6)%
All Other (6)	95.3%	2,315	12.9	7.2	2.5%
Total/Average	95.7%	$2,369	13.2	7.7	2.7%
(1)Excludes 665 single-family properties held for sale as of September 30, 2026.
(2)For the three months ended September 30, 2026, Average Occupied Days Percentage represents the number of days a property is occupied in the period divided by the total number of days the property is owned during the same period after initially being placed in-service.
(3)For the three months ended September 30, 2026, Average Monthly Realized Rent is calculated as the lease component of rents and other single-family property revenues (i.e., rents from single-family properties) divided by the product of (a) number of properties and (b) Average Occupied Days Percentage, divided by the number of months. For properties partially owned during the period, this is adjusted to reflect the number of days of ownership.
(4)Average Original Lease Term and Average Remaining Lease Term are reflected as of period end.
(5)Represents the percentage change in rent on all non-month-to-month lease renewals and re-leases during the three months ended September 30, 2026, compared to the annual rent of the previously expired non-month-to-month comparable long-term lease for each property.
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

During the three months ended September 30, 2026, we developed 387 newly constructed homes delivered to our operating portfolio through our AMH Development Program, partially offset by 243 homes identified for sale. During the three months ended September 30, 2026, we also developed an additional 111 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 498 total home deliveries through our AMH Development Program.

During the nine months ended September 30, 2026, we developed 1,386 newly constructed homes delivered to our operating portfolio through our AMH Development Program, partially offset by 1,097 homes identified for sale. During the nine months ended September 30, 2026, we also developed an additional 302 newly constructed homes which were delivered to our unconsolidated joint ventures, aggregating to 1,688 total home deliveries through our AMH Development Program.

Our properties and land held for sale were identified based on individual asset-level review, as well as submarket analysis. As of September 30, 2026 and December 31, 2025, there were 665 and 1,142 properties, respectively, as well as certain land lots, classified as held for sale. During the three months ended September 30, 2026 and 2025, we sold 291 and 395 properties, respectively. During the nine months ended September 30, 2026 and 2025, we sold 1,609 and 1,181 properties, respectively. We will continue to evaluate our properties and land for potential disposition going forward as a normal course of business.

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

Historically, homes added to our portfolio through traditional acquisition channels required expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowner association (“HOA”) fees, when applicable. In addition, we typically incurred costs between $30,000 and $50,000 to renovate these homes to prepare them for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing hardware and other items required to prepare the home for rental. The time and cost involved to prepare our homes for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Historically, it has taken approximately 20 to 90 days to complete the renovation process, which fluctuated based on our overall acquisition volume as well as availability of construction labor and materials.

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

Our ability to maintain and grow revenues from our existing portfolio of homes will be dependent on our ability to retain tenants and increase rental rates. Based on our Same-Home population of properties (defined below), the year-over-year increase in Average Monthly Realized Rent per property was 2.4% for the three months ended September 30, 2026, and we experienced turnover rates, which represents the number of tenant move-outs during the period divided by the total number of properties, of 7.2% and 6.6% during the three months ended September 30, 2026 and 2025, respectively. Based on our Same-Home population of properties, the year-over-year increase in Average Monthly Realized Rent per property was 2.7% for the nine months ended September 30, 2026, and we experienced turnover rates of 22.5% and 21.1% during the nine months ended September 30, 2026 and 2025, respectively.

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

Results of Operations

Net income totaled $97.3 million for the three months ended September 30, 2026, compared to $116.8 million for the three months ended September 30, 2025. The decrease was primarily due to lower net gains on property sales and lower other income and expense, net, partially offset by increases in rents and other single-family property revenues exceeding increases in total expenses. Net income totaled $379.1 million for the nine months ended September 30, 2026, compared to $369.1 million for the nine months ended September 30, 2025. The increase was primarily due to increases in rents and other single-family property revenues exceeding increases in total expenses, partially offset by lower other income and expense, net.

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

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the three months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30,
	2026	2025
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$498,070	$478,464
Tenant charge-backs	(77,884)	(72,843)
Core revenues	420,186	405,621
Less: Non-Same-Home core revenues	(49,050)	(42,808)
Same-Home core revenues	$371,136	$362,813

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$187,974	$181,604
Property management expenses	32,547	33,384
Noncash share-based compensation - property management	(862)	(864)
Expenses reimbursed by tenant charge-backs	(77,884)	(72,843)
Core property operating expenses	141,775	141,281
Less: Non-Same-Home core property operating expenses	(16,623)	(18,383)
Same-Home core property operating expenses	$125,152	$122,898

Core NOI and Same-Home Core NOI
Net income	$97,304	$116,801
Loss on early extinguishment of debt	—	180
Gain on sale and impairment of single-family properties and other, net	(21,547)	(47,620)
Depreciation and amortization	127,592	126,656
Acquisition, disposition and other transaction costs	3,301	3,661
Noncash share-based compensation - property management	862	864
Interest expense	50,423	48,199
General and administrative expense	21,384	20,503
Other income and expense, net	(908)	(4,904)
Core NOI	278,411	264,340
Less: Non-Same-Home Core NOI	(32,427)	(24,425)
Same-Home Core NOI	$245,984	$239,915

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the three months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30, 2026
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$365,018		$48,286		$413,304
Fees from single-family properties	9,462		1,380		10,842
Bad debt	(3,344)		(616)		(3,960)
Core revenues	371,136		49,050		420,186

Property tax expense	59,426	16.0%	7,715	15.7%	67,141	16.0%
HOA fees, net (2)	7,174	1.9%	793	1.6%	7,967	1.9%
R&M and turnover costs, net (2)	29,591	8.0%	3,447	7.0%	33,038	7.9%
Insurance	3,789	1.0%	540	1.1%	4,329	1.0%
Property management expenses, net (3)	25,172	6.8%	4,128	8.5%	29,300	6.9%
Core property operating expenses	125,152	33.7%	16,623	33.9%	141,775	33.7%

Core NOI	$245,984	66.3%	$32,427	66.1%	$278,411	66.3%

	For the Three Months Ended September 30, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$357,557		$42,937		$400,494
Fees from single-family properties	8,257		1,199		9,456
Bad debt	(3,001)		(1,328)		(4,329)
Core revenues	362,813		42,808		405,621

Property tax expense	59,713	16.5%	7,324	17.1%	67,037	16.5%
HOA fees, net (2)	6,663	1.8%	645	1.5%	7,308	1.8%
R&M and turnover costs, net (2)	26,981	7.4%	5,121	12.0%	32,102	7.9%
Insurance	4,170	1.1%	624	1.5%	4,794	1.2%
Property management expenses, net (3)	25,371	7.1%	4,669	10.8%	30,040	7.4%
Core property operating expenses	122,898	33.9%	18,383	42.9%	141,281	34.8%

Core NOI	$239,915	66.1%	$24,425	57.1%	$264,340	65.2%
(1)Includes 53,688 properties that have been stabilized longer than 90 days prior to January 1, 2025.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 4.1% to $498.1 million for the three months ended September 30, 2026 from $478.5 million for the three months ended September 30, 2025. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 3.5% to $188.0 million for the three months ended September 30, 2026 from $181.6 million for the three months ended September 30, 2025. The increase was primarily driven by higher R&M and turnover costs.

Property Management Expenses

Property management expenses for the three months ended September 30, 2026 and 2025 were $32.5 million and $33.4 million, respectively, which included $0.9 million of noncash share-based compensation expense in both periods related to centralized and field property management employees. The decrease in property management expenses was primarily attributable to a decrease in legal expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 2.3% to $371.1 million for the three months ended September 30, 2026 from $362.8 million for the three months ended September 30, 2025. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 2.4% to $2,361 per month for the three months ended September 30, 2026 compared to $2,305 per month for the three months ended September 30, 2025, partially offset by a decrease in Average Occupied Days Percentage, which was 96.0% for the three months ended September 30, 2026 compared to 96.3% for the three months ended September 30, 2025.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 1.8% to $125.2 million for the three months ended September 30, 2026 from $122.9 million for the three months ended September 30, 2025 primarily driven by higher R&M and turnover costs, net.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the three months ended September 30, 2026 and 2025 was $21.4 million and $20.5 million, respectively, which included $4.0 million and $3.9 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily due to the timing of increases in personnel related expenses and information technology costs.

Interest Expense

Interest expense increased 4.6% to $50.4 million for the three months ended September 30, 2026 from $48.2 million for the three months ended September 30, 2025. The increase was primarily due to higher interest expense on our revolving credit facility as a result of a larger average balance and lower capitalized interest, partially offset by lower interest expense resulting from the payoff of the AMH 2015-SFR2 securitization in September 2025.

Acquisition, Disposition and Other Transaction Costs

Acquisition, disposition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the disposal of certain properties or portfolios of properties, or costs associated with land transactions, which do not qualify for capitalization. Acquisition, disposition and other transaction costs for the three months ended September 30, 2026 and 2025 were $3.3 million and $3.7 million, respectively, which included $1.5 million and $1.4 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The decrease in acquisition, disposition and other transaction costs was primarily due to a decrease in costs associated with land transactions that did not qualify for capitalization.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 0.7% to $127.6 million for the three months ended September 30, 2026 from $126.7 million for the three months ended September 30, 2025 primarily due to growth in the average cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the three months ended September 30, 2026 and 2025 was $21.5 million and $47.6 million, respectively, which included $21.9 million and $5.7 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The decrease was primarily related to higher impairment charges and lower net gains on property sales resulting from a lower volume of properties sold.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the three months ended September 30, 2026 and 2025 was zero and $0.2 million, respectively. The decrease was due to the payoff of the AMH 2015-SFR2 securitization in September 2025 compared to no payoffs during the three months ended September 30, 2026.

Other Income and Expense, net

Other income and expense, net for the three months ended September 30, 2026 and 2025 was $0.9 million and $4.9 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated entities, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The decrease was primarily due to lower interest income.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The following are reconciliations of core revenues, Same-Home core revenues, core property operating expenses, Same-Home core property operating expenses, Core NOI and Same-Home Core NOI to their respective GAAP metrics for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Core revenues and Same-Home core revenues
Rents and other single-family property revenues	$1,440,198	$1,395,243
Tenant charge-backs	(197,898)	(189,161)
Core revenues	1,242,300	1,206,082
Less: Non-Same-Home core revenues	(138,492)	(128,093)
Same-Home core revenues	$1,103,808	$1,077,989

Core property operating expenses and Same-Home core property operating expenses
Property operating expenses	$518,626	$509,223
Property management expenses	99,675	101,977
Noncash share-based compensation - property management	(3,050)	(3,247)
Expenses reimbursed by tenant charge-backs	(197,898)	(189,161)
Core property operating expenses	417,353	418,792
Less: Non-Same-Home core property operating expenses	(48,623)	(53,951)
Same-Home core property operating expenses	$368,730	$364,841

Core NOI and Same-Home Core NOI
Net income	$379,067	$369,138
Loss on early extinguishment of debt	—	396
Gain on sale and impairment of single-family properties and other, net	(159,423)	(161,544)
Depreciation and amortization	382,542	378,523
Acquisition, disposition and other transaction costs	9,556	9,377
Noncash share-based compensation - property management	3,050	3,247
Interest expense	148,172	139,928
General and administrative expense	64,375	60,182
Other income and expense, net	(2,392)	(11,957)
Core NOI	824,947	787,290
Less: Non-Same-Home Core NOI	(89,869)	(74,142)
Same-Home Core NOI	$735,078	$713,148

The following tables present a summary of Core NOI for our Same-Home properties, Non-Same-Home and Other properties and total properties for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Nine Months Ended September 30, 2026
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,085,152		$136,838		$1,221,990
Fees from single-family properties	27,660		4,055		31,715
Bad debt	(9,004)		(2,401)		(11,405)
Core revenues	1,103,808		138,492		1,242,300

Property tax expense	179,984	16.3%	23,444	16.9%	203,428	16.4%
HOA fees, net (2)	20,138	1.8%	1,907	1.4%	22,045	1.8%
R&M and turnover costs, net (2)	79,662	7.2%	9,518	6.9%	89,180	7.2%
Insurance	11,499	1.0%	1,653	1.2%	13,152	1.1%
Property management expenses, net (3)	77,447	7.1%	12,101	8.7%	89,548	7.1%
Core property operating expenses	368,730	33.4%	48,623	35.1%	417,353	33.6%

Core NOI	$735,078	66.6%	$89,869	64.9%	$824,947	66.4%

	For the Nine Months Ended September 30, 2025
	Same-Home Properties (1)	% of Core Revenue	Non-Same- Home and Other Properties	% of Core Revenue	Total Properties	% of Core Revenue
Rents from single-family properties	$1,061,575		$127,788		$1,189,363
Fees from single-family properties	24,816		3,572		28,388
Bad debt	(8,402)		(3,267)		(11,669)
Core revenues	1,077,989		128,093		1,206,082

Property tax expense	177,573	16.4%	22,523	17.6%	200,096	16.6%
HOA fees, net (2)	19,230	1.8%	2,241	1.7%	21,471	1.8%
R&M and turnover costs, net (2)	77,659	7.2%	13,532	10.6%	91,191	7.6%
Insurance	12,529	1.2%	1,810	1.4%	14,339	1.2%
Property management expenses, net (3)	77,850	7.2%	13,845	10.8%	91,695	7.5%
Core property operating expenses	364,841	33.8%	53,951	42.1%	418,792	34.7%

Core NOI	$713,148	66.2%	$74,142	57.9%	$787,290	65.3%
(1)Includes 53,688 properties that have been stabilized longer than 90 days prior to January 1, 2025.
(2)Presented net of tenant charge-backs.
(3)Presented net of tenant charge-backs and excludes noncash share-based compensation expense related to centralized and field property management employees.

Rents and Other Single-Family Property Revenues

Rents and other single-family property revenues increased 3.2% to $1.44 billion for the nine months ended September 30, 2026 from $1.40 billion for the nine months ended September 30, 2025. Revenue growth was primarily driven by higher rental rates.

Property Operating Expenses

Property operating expenses increased 1.8% to $518.6 million for the nine months ended September 30, 2026 from $509.2 million for the nine months ended September 30, 2025. The increase was primarily driven by (i) higher R&M and turnover costs and (ii) annual increases in property tax expense.

Property Management Expenses

Property management expenses for the nine months ended September 30, 2026 and 2025 were $99.7 million and $102.0 million, respectively, which included $3.1 million and $3.2 million, respectively, of noncash share-based compensation expense in each period related to centralized and field property management employees. The decrease in property management expenses was primarily attributable to decreases in personnel related expenses and legal expenses.

Core Revenues from Same-Home Properties

Core revenues from Same-Home properties increased 2.4% to $1.10 billion for the nine months ended September 30, 2026 from $1.08 billion for the nine months ended September 30, 2025. This increase was primarily attributable to higher Average Monthly Realized Rent per property, which increased 2.7% to $2,346 per month for the nine months ended September 30, 2026 compared to $2,284 per month for the nine months ended September 30, 2025, partially offset by a decrease in Average Occupied Days Percentage, which was 95.7% for the nine months ended September 30, 2026 compared to 96.2% for the nine months ended September 30, 2025.

Core Property Operating Expenses from Same-Home Properties

Core property operating expenses from Same-Home properties consist of direct property operating expenses, net of tenant charge-backs, and property management costs, net of tenant charge-backs, and excludes noncash share-based compensation expense. Core property operating expenses from Same-Home properties increased 1.1% to $368.7 million for the nine months ended September 30, 2026 from $364.8 million for the nine months ended September 30, 2025 primarily driven by annual increases in property tax expense and R&M and turnover costs, net.

General and Administrative Expense

General and administrative expense primarily consists of corporate payroll and personnel costs, federal and state taxes, trustees’ and officers’ insurance expense, audit and tax fees, trustee fees and other expenses associated with our corporate and administrative functions. General and administrative expense for the nine months ended September 30, 2026 and 2025 was $64.4 million and $60.2 million, respectively, which included $12.7 million and $12.8 million, respectively, of noncash share-based compensation expense in each period related to corporate administrative employees. The increase in general and administrative expense was primarily due to the timing of increases in personnel related expenses and information technology costs.

Interest Expense

Interest expense increased 5.9% to $148.2 million for the nine months ended September 30, 2026 from $139.9 million for the nine months ended September 30, 2025. The increase was primarily due to additional interest from the issuance of unsecured senior notes in May 2025, higher interest expense on our revolving credit facility as a result of a larger average balance and lower capitalized interest, partially offset by lower interest expense resulting from the payoffs of the AMH 2015-SFR1 securitization in March 2025 and AMH 2015-SFR2 securitization in September 2025.

Acquisition, Disposition and Other Transaction Costs

Acquisition, disposition and other transaction costs consist primarily of personnel and platform costs associated with purchases of single-family properties, including newly constructed properties from third-party builders, the disposal of certain properties or portfolios of properties, or costs associated with land transactions, which do not qualify for capitalization. Acquisition, disposition and other transaction costs for the nine months ended September 30, 2026 and 2025 were $9.6 million and $9.4 million, respectively, which included $3.9 million and $4.3 million, respectively, of noncash share-based compensation expense in each period related to employees in these functions. The increase in acquisition, disposition and other transaction costs was primarily due to an increase in costs associated with land transactions that did not qualify for capitalization, partially offset by a decrease in noncash share-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of depreciation of buildings and improvements. Depreciation of our assets is calculated over their useful lives on a straight-line basis over three to 30 years. Our intangible assets are amortized on a straight-line basis over the asset’s estimated economic useful life. Depreciation and amortization expense increased 1.1% to $382.5 million for the nine months ended September 30, 2026 from $378.5 million for the nine months ended September 30, 2025 primarily due to growth in the average cost of depreciable properties as well as ongoing capital investments into existing properties.

Gain on Sale and Impairment of Single-Family Properties and Other, net

Gain on sale and impairment of single-family properties and other, net for the nine months ended September 30, 2026 and 2025 was $159.4 million and $161.5 million, respectively, which included $60.3 million and $16.0 million, respectively, of impairment charges related to homes and land classified as held for sale during each period. The decrease was primarily related to higher impairment charges, partially offset by higher net gains on property sales resulting from a higher volume of properties sold.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the nine months ended September 30, 2026 and 2025 was zero and $0.4 million, respectively. The decrease was due to the payoffs of the AMH 2015-SFR1 securitization in March 2025 and the AMH 2015-SFR2 securitization in September 2025 compared to no payoffs during the nine months ended September 30, 2026.

Other Income and Expense, net

Other income and expense, net for the nine months ended September 30, 2026 and 2025 was $2.4 million and $12.0 million, respectively, which primarily related to interest income, fees from unconsolidated joint ventures and equity in income (losses) from unconsolidated entities, partially offset by expenses related to unconsolidated joint ventures and other nonrecurring expenses. The decrease was primarily due to lower interest income.

Critical Accounting Estimates

Our critical accounting estimates are included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report. There have been no material changes to these estimates during the nine months ended September 30, 2026.

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

Our liquidity and capital resources as of September 30, 2026 included $71.0 million of cash and cash equivalents. Additionally, as of September 30, 2026, we had $420.0 million of outstanding borrowings and $6.8 million committed to outstanding letters of credit under our $1.25 billion revolving credit facility, leaving $823.2 million of remaining borrowing capacity. Under our At-the-Market Program discussed below, we also had $1.00 billion remaining available for future share issuances as of September 30, 2026. We maintain an investment grade credit rating which provides for greater availability of and lower cost of debt financing.

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

Cash Flows

The following table summarizes the Company’s and the Operating Partnership’s cash flows for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$734,089	$718,515	$15,574
Net cash used for investing activities	(52,599)	(280,631)	228,032
Net cash used for financing activities	(679,585)	(612,365)	(67,220)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,905	$(174,481)	$176,386

Operating Activities

Our cash flows provided by operating activities, which is our principal source of cash flows, depend on numerous factors, including the occupancy level of our properties, the rental rates achieved on our leases, the collection of rent from our tenants and the level of property operating expenses, property management expenses, general and administrative expense and interest expense. Net cash provided by operating activities increased $15.6 million, or 2.2%, from $718.5 million for the nine months ended September 30, 2025 to $734.1 million for the nine months ended September 30, 2026 primarily due to increased cash inflows generated from higher rental rates, partially offset by higher cash outflows for property related expenses.

Investing Activities

Our investing activities are most significantly impacted by the level of investment activity through the development of “built-for rental” homes through our AMH Development Program. The development of “built-for-rental” homes and our property-enhancing capital expenditures may reduce recurring and other capital expenditures on an average per-home basis in the future. We use cash generated from operating and financing activities and by recycling capital through the sale of single-family properties and land to invest in the strategic expansion of our single-family property portfolio.

Net cash used for investing activities decreased $228.0 million, or 81.3%, from $280.6 million for the nine months ended September 30, 2025 to $52.6 million for the nine months ended September 30, 2026 primarily due to (i) a $186.4 million decrease in cash outflows for the addition of single-family properties to our portfolio, primarily for our AMH Development Program, as a result of a scale-back in capital investment given the current capital markets environment, (ii) an $88.4 million increase in net proceeds received from sales of single-family properties and other resulting from an increase in properties sold, (iii) a $5.8 million decrease in cash outflows for recurring and other capital expenditures and renovations to single-family properties and (iv) a $2.6 million decrease in cash outflows for other investing activities, partially offset by (i) a $52.9 million decrease in distributions from joint ventures, net of contributions and (ii) a $2.2 million decrease in proceeds received from storm-related insurance claims.

Financing Activities

Net cash used for financing activities increased $67.2 million, or 11.0%, from $612.4 million for the nine months ended September 30, 2025 to $679.6 million for the nine months ended September 30, 2026. The increase was primarily attributable to (i) $641.2 million in nonrecurring proceeds from unsecured senior notes, net of discounts and deferred financing costs paid, from an issuance during the nine months ended September 30, 2025, (ii) $313.2 million in cash outflows for the repurchases of Class A common shares during the nine months ended September 30, 2026, (iii) a $50.0 million decrease in proceeds, net of repayments, from our revolving credit facility and (iv) a $27.8 million increase in distributions paid to common share and unit holders resulting primarily from a 10% increase in distributions paid per common share and unit during the nine months ended September 30, 2026. These changes were partially offset by (i) $925.8 million in nonrecurring asset-backed securitizations payments resulting from the payoffs of the AMH 2015-SFR1 securitization and AMH 2015-SFR2 securitization during the nine months ended September 30, 2025 and (ii)

$38.2 million in nonrecurring payments to a land banking entity related to liabilities to repurchase consolidated land not owned for our AMH Development Program during the nine months ended September 30, 2025.

At-the-Market Common Share Offering Program

In June 2026, the Company entered into a new at-the-market common share offering program, replacing the previously expiring program, under which it can issue Class A common shares from time to time through various sales agents up to an aggregate gross sales offering price of $1.0 billion (the “At-the-Market Program”). The Company intends to use any net proceeds from the At-the-Market Program (i) to repay indebtedness the Company has incurred or expects to incur under its revolving credit facility, (ii) to execute on the Company’s growth strategies, including the development of new single-family properties and communities and the renovation of existing single-family properties and (iii) for working capital and general corporate purposes, including repurchases of the Company’s securities. The At-the-Market Program also provides that we may enter into forward contracts for our Class A common shares with forward sellers and forward purchasers. The At-the-Market Program may be suspended or terminated by the Company at any time. During the nine months ended September 30, 2026 and 2025, no shares were issued under the new At-the-Market Program nor the previous program and $1.0 billion remained available for future share issuances.

When the Company issues common shares, the Operating Partnership issues an equivalent number of units of partnership interest of a corresponding class to AMH, with the Operating Partnership receiving the net proceeds from the share issuances.

Share Repurchase Program

In 2018, the Company’s board of trustees authorized the establishment of a share repurchase program for the repurchase of up to $300.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2018 Share Repurchase Program”). All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2025, we did not repurchase and retire any of our Class A common shares or preferred shares under the 2018 Share Repurchase Program. During the fourth quarter of 2025, the Company repurchased and retired 4.7 million of its Class A common shares on a settlement date basis pursuant to the 2018 Share Repurchase Program at a weighted-average price of $31.77 per share and a total price of $150.0 million. In January 2026, the Company fully utilized the remaining authorization for the repurchase of Class A common shares under the 2018 Share Repurchase Program and repurchased and retired 3.7 million of its outstanding Class A common shares on a settlement date basis pursuant to the program at a weighted-average price of $31.49 per share and a total price of $115.1 million.

In February 2026, the Company’s board of trustees authorized the establishment of a new share repurchase program for the repurchase of up to $500.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares from time to time in the open market or in privately negotiated transactions (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program does not have an expiration date but may be suspended or discontinued at any time without notice. All repurchased shares are constructively retired and returned to an authorized and unissued status. The Operating Partnership funds the repurchases and constructively retires an equivalent number of corresponding Class A units. During the nine months ended September 30, 2026, the Company repurchased and retired 6.5 million of its Class A common shares on a settlement date basis pursuant to the 2026 Share Repurchase Program at a weighted-average price of $30.44 per share and a total price of $198.0 million. As of September 30, 2026, we had a remaining repurchase authorization of up to $302.0 million of our outstanding Class A common shares and up to $250.0 million of our outstanding preferred shares under the 2026 Share Repurchase Program.

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

During the nine months ended September 30, 2026 and 2025, the Company distributed an aggregate $419.7 million and $391.9 million, respectively, to common shareholders, preferred shareholders and noncontrolling interests on a cash basis.

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

The following is a reconciliation of the Company’s net income attributable to common shareholders, determined in accordance with GAAP, to FFO attributable to common share and unit holders, Core FFO attributable to common share and unit holders and Adjusted FFO attributable to common share and unit holders for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$82,315	$99,697	$323,709	$315,222
Adjustments:
Noncontrolling interests in the Operating Partnership	11,503	13,618	44,900	43,458
Gain on sale and impairment of single-family properties and other, net	(21,547)	(47,620)	(159,423)	(161,544)
Adjustments for unconsolidated real estate joint ventures	2,293	1,918	6,364	5,223
Depreciation and amortization	127,592	126,656	382,542	378,523
Less: depreciation and amortization of non-real estate assets	(5,841)	(5,696)	(17,231)	(16,572)
FFO attributable to common share and unit holders (1)	$196,315	$188,573	$580,861	$564,310
Adjustments:
Acquisition, disposition, other transaction costs and other	3,911	3,158	11,277	8,693
Noncash share-based compensation - general and administrative	3,968	3,917	12,736	12,771
Noncash share-based compensation - property management	862	864	3,050	3,247
Loss on early extinguishment of debt	—	180	—	396
Core FFO attributable to common share and unit holders (1)	$205,056	$196,692	$607,924	$589,417
Recurring Capital Expenditures	(20,909)	(20,399)	(48,843)	(57,743)
Leasing costs	(729)	(765)	(2,303)	(3,102)
Adjusted FFO attributable to common share and unit holders (1)	$183,418	$175,528	$556,778	$528,572
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

The following is a reconciliation of net income, as determined in accordance with GAAP, to EBITDA, EBITDAre, Adjusted EBITDAre and Fully Adjusted EBITDAre for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$97,304	$116,801	$379,067	$369,138
Interest expense	50,423	48,199	148,172	139,928
Depreciation and amortization	127,592	126,656	382,542	378,523
EBITDA	$275,319	$291,656	$909,781	$887,589

Gain on sale and impairment of single-family properties and other, net	(21,547)	(47,620)	(159,423)	(161,544)
Adjustments for unconsolidated real estate joint ventures	2,293	1,918	6,364	5,223
EBITDAre	$256,065	$245,954	$756,722	$731,268

Noncash share-based compensation - general and administrative	3,968	3,917	12,736	12,771
Noncash share-based compensation - property management	862	864	3,050	3,247
Acquisition, disposition, other transaction costs and other	3,911	3,158	11,277	8,693
Loss on early extinguishment of debt	—	180	—	396
Adjusted EBITDAre	$264,806	$254,073	$783,785	$756,375

Recurring Capital Expenditures	(20,909)	(20,399)	(48,843)	(57,743)
Leasing costs	(729)	(765)	(2,303)	(3,102)
Fully Adjusted EBITDAre	$243,168	$232,909	$732,639	$695,530

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

During the nine months ended September 30, 2026, the Company borrowed $210.0 million and paid down $150.0 million on its revolving credit facility, resulting in $420.0 million of outstanding variable rate debt as of September 30, 2026. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our revolving credit facility.

As of September 30, 2026, assuming no change in the outstanding balance of our existing variable rate debt, which bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 0.85%, a hypothetical 100 basis point increase or decrease in the SOFR would increase or decrease our projected annual interest expense by approximately $4.2 million. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Treasury lock agreements are used from time to time to manage the potential change in interest rates in anticipation of the possible issuance of fixed rate debt. We do not hold or issue these derivative contracts for trading or speculative purposes.

There have been no other material changes to our market risk from those disclosed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Annual Report.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control over Financial Reporting

There were no changes in the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes the Company’s repurchases of its outstanding Class A common shares during the three months ended September 30, 2026 (amounts in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	—	$—	—	$377,047
August 1, 2026 to August 31, 2026	—	—	—	377,047
September 1, 2026 to September 30, 2026	2,389,532	31.39	2,389,532	302,047
Total	2,389,532	$31.39	2,389,532	$302,047
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: November 5, 2026

AMERICAN HOMES 4 RENT, L.P.

By: American Homes 4 Rent, its General Partner

/s/ Chris Lau

Chris Lau
Chief Financial Officer and Senior Executive Vice President
Date: November 5, 2026